Form 10-Q
period 2015-03-31
Neothetics, Inc.
filed 2015-05-14
CIK 1618835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-36754

Neothetics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-8527075
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9171 Towne Centre Drive, Suite 270 San Diego, CA	92122
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 750-1008

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of April 30, 2015, the registrant had 13,671,311 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Neothetics, Inc.

Condensed Balance Sheets

(Unaudited)

	March 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$70,717,991	$75,947,516
Prepaid expenses and other current assets	761,578	925,773
Total current assets	71,479,569	76,873,289

Restricted cash	200,000	—
Property and equipment, net	240,996	24,809
Total assets	$71,920,565	$76,898,098
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,897,627	$997,269
Accrued expenses	1,590,877	912,320
Long-term debt, current portion	487,738	—
Total current liabilities	3,976,242	1,909,589
Long-term debt, net of current portion	9,300,188	9,741,080
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 13,671,311 shares issued and outstanding	1,366	1,366
Additional paid-in capital	135,219,861	134,920,775
Accumulated deficit	(76,577,092)	(69,674,712)
Total stockholders’ equity	58,644,135	65,247,429
Total liabilities and stockholders’ equity	$71,920,565	$76,898,098

The accompanying notes are an integral part of these condensed financial statements.

Neothetics, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Operating expenses:
Research and development	$4,700,668	1,383,438
General and administrative	1,937,321	1,101,530
Total operating expenses	6,637,989	2,484,968
Loss from operations	(6,637,989)	(2,484,968)
Interest income	7,455	908
Interest expense	(271,846)	(4,186)
Gain on change in fair value of preferred stock warrants	-	886,008
Net loss	$(6,902,380)	$(1,602,238)
Net loss per share, basic and diluted	$(0.50)	$(3.00)
Weighted average shares used to compute basic and diluted net loss per share	13,671,311	533,544

The accompanying notes are an integral part of these condensed financial statements.

Neothetics, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Operating activities
Net loss	$(6,902,380)	$(1,602,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,802	4,983
Loss on disposal of assets	6,139
Noncash interest expense on debt	46,846	2,601
Share-based compensation	299,086	98,083
Gain on change in fair value of preferred stock warrants	-	(886,008)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	164,195	12,380
Accounts payable and accrued expenses	1,578,915	(412,666)
Net cash used in operating activities	(4,803,397)	(2,782,865)
Investing activities
Restricted cash	(200,000)	—
Purchase of property and equipment	(226,128)	(2,618)
Net cash used in investing activities	(426,128)	(2,618)
Financing activities
Principal payments on debt	—	(117,837)
Issuance of common stock from exercise of options	—	49,400
Issuance of preferred stock for cash, net of offering costs	—	7,992,718
Net cash provided by financing activities	—	7,924,281
Net (decrease) increase in cash and cash equivalents	(5,229,525)	5,138,798
Cash and cash equivalents, beginning of period	75,947,516	4,364,007
Cash and cash equivalents, end of period	$70,717,991	$9,502,805
Supplemental disclosure of cash flow activity
Cash paid for interest	$225,000	$2,397

The accompanying notes are an integral part of these condensed financial statements.

Neothetics, Inc.

Notes to Unaudited Condensed Financial Statements

1.	Organization and Basis of Presentation

Neothetics, Inc. (Neothetics or the Company) was incorporated in Delaware on February 1, 2007, under the name Lipothera, Inc. In September 2008, the Company changed its name to Lithera, Inc. In August 2014, the Company changed its name to Neothetics, Inc. The Company is a clinical-stage specialty pharmaceutical company developing therapeutics for the aesthetic market. The Company’s lead product candidate is a novel injectable treatment for the reduction of central abdominal bulging due to subcutaneous fat in non-obese patients.

In November 2014, the Company completed its initial public offering (IPO) of 4,650,000 shares of common stock at an offering price of $14.00 per share. The Company received net proceeds of approximately $57.7 million, after deducting underwriting discounts and commissions and offering-related transaction costs. In connection with the IPO, all outstanding shares of convertible preferred stock were converted into shares of common stock, all outstanding warrants to purchase convertible preferred stock were converted into warrants to purchase 684,175 shares of common stock and 233,320 shares of common stock were issued upon conversion and net exercise of outstanding convertible preferred stock warrants, the Company’s certificate of incorporation was amended and restated to authorize 300,000,000 shares of common stock and 5,000,000 shares of undesignated preferred stock. See Note 6 for additional information.

As of March 31, 2015, the Company has devoted substantially all of its efforts to product development, raising capital, and building infrastructure and has not realized revenues from its planned principal operations.

The accompanying unaudited financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K (Annual Report) filed with the Securities and Exchange Commission (SEC). The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents include cash in readily available checking and money market accounts.

Restricted Cash

 Restricted cash as of March 31 2015 represents a $200,000 restricted money market account used to secure the standby letter of credit issued in connection with a lease amendment (see Note 5 “Debt”).

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

Neothetics, Inc.

Notes to Unaudited Condensed Financial Statements — Continued

Fair Value of Financial Instruments

The carrying amounts of prepaid and other current assets, accounts payable and accrued expenses are reasonable estimates of their fair value because of the short maturity of these items.

Property and Equipment

Property and equipment, which primarily consist of office furniture and equipment and computer equipment, are stated at cost and depreciated over the estimated useful lives of the assets (three to five years) using the straight-line method.

Impairment of Long-Lived Assets

The Company periodically re-evaluates the original assumptions and rationale utilized in the establishment of the carrying values and estimated lives of all of its long-lived assets, including property and equipment. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flows in future periods, as well as the strategic significance of the asset to the Company’s business objective. The Company has not recognized any impairment losses as of March 31, 2015.

Research and Development Costs

Research and development expenses consist primarily of salaries and related overhead expenses, fees paid to consultants and contract research organizations, costs related to acquiring and manufacturing clinical trial materials, and costs related to compliance with regulatory requirements.

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

The guidance on accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. During the three months ended March 31, 2015 and 2014, the Company had not recognized interest and penalties in the balance sheets or statements of operations. The Company is subject to taxation in the U.S. and state jurisdictions. The Company’s tax years from inception are subject to examination by the United States and California authorities due to the carryforwards of unutilized net operating losses (NOLs) and research and development credits.

Share-Based Compensation

Share-based compensation expense for stock option grants, restricted stock awards and employee stock purchase plan shares is recorded at the estimated fair value of the award as of the grant date and is recognized as expense on a straight-line basis over the requisite service period of the stock-based award. The estimation of stock options, restricted stock awards and employee stock purchase plan fair value requires management to make estimates and judgments about, among other things, employee exercise behavior, forfeiture rates and volatility of the Company’s common stock. The judgments directly affect the amount of compensation expense that will be recognized.

Neothetics, Inc.

Notes to Unaudited Condensed Financial Statements — Continued

Warrants for Preferred Stock

The Company historically issued freestanding warrants exercisable for shares of Series B, B-2, C and D convertible preferred stock. These warrants were classified as a liability in the accompanying balance sheets prior to the completion of the IPO, as the terms for redemption of the underlying security were outside the Company’s control. The fair value of all warrants were remeasured with any changes in fair value being recognized in the gain or loss on change in fair value of preferred stock warrants in the accompanying statement of operations. Effective upon the closing of the IPO, 3,886,418 warrants to purchase shares of convertible preferred stock were converted into warrants to purchase 684,175 shares of common stock. Both the convertible preferred stock and the warrant liability were reclassified into stockholders’ equity as a result of the closing of the Company’s IPO in November 2014.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding during the period. Common stock equivalents are only included when their effect is dilutive. The Company’s potentially dilutive securities, which include convertible preferred stock, warrants and outstanding stock options and restricted stock awards under the stock compensation plans, have been excluded from the computation of diluted net loss per share as they would be anti-dilutive. For all periods presented, there is no difference in the number of shares used to compute basic and diluted shares outstanding due to the Company’s net loss position.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive.

	March 31,
	2015	2014
Conversion of preferred stock based on conversion rights	—	7,674,695
Warrants for convertible preferred stock issued and outstanding	—	623,290
Warrants for common stock	71,257	—
Common stock options and restricted stock awards issued and outstanding	1,413,803	937,994
	1,485,060	9,235,979

All shares of convertible preferred stock were converted into shares of the Company’s common stock and all warrants were converted into warrants to purchase common stock as a result of the closing of the Company’s IPO in November 2014.

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs.  The new standard will require debt issuance costs to be presented on the balance sheet as a direct reduction of the carrying value of the associated debt liability, consistent with the presentation of debt discounts.  The recognition and measurement requirements will not change as a result of this guidance.  The standard is effective for the annual reporting periods beginning after December 15, 2015 and requires a retrospective application. The Company has elected an early adoption of this guidance and it did not have a material impact on the Company’s financial statements.

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-15, which defined management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosure. ASU 2014-15 defined the term substantial doubt and requires an assessment for a period of one year after the date of the issuance of the financial statements. It requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The guidance becomes effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company does not believe that the adoption of this guidance will have a material impact on its Financial Statements.

Neothetics, Inc.

Notes to Unaudited Condensed Financial Statements — Continued

3. Fair Value Measurements

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 are as follows:

		Fair Value Measurements at Reporting Date Using
	Balance as of March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund(1)	$70,237,511	$70,237,511	$—	$—
Total assets	$70,237,511	$70,237,511	$—	$—

(1)	Included as a component of cash and cash equivalents on accompanying balance sheet.

		Fair Value Measurements at Reporting Date Using
	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund(1)	$75,231,695	$75,231,695	$—	$—
Total assets	$75,231,695	$75,231,695	$—	$—

(1)	Included as a component of cash and cash equivalents on accompanying balance sheet.

Neothetics, Inc.

Notes to Unaudited Condensed Financial Statements — Continued

4. Property and Equipment

Property and equipment consist of the following:

	March 31,	December 31,
	2015	2014
Office furniture and equipment	$281,606	$153,460
Less accumulated depreciation and amortization	(40,610)	(128,651)
	$240,996	$24,809

5. Debt

Loans

In February 2010, and as amended during 2012, the Company entered into a loan and security agreement (2010 Loan and Security Agreement) with Silicon Valley Bank (SVB), for borrowings of $3,750,000, collateralized by all assets of the Company. In connection with the borrowings, the Company issued warrants to the bank for the purchase of a total of 64,865 shares of Series B convertible preferred stock and warrants to purchase to 75,000 shares of Series C convertible preferred stock, all of which were converted to 24,419 common stock warrants effective upon the completion of the IPO.

In 2013 through the payoff of the loan in June, 2014 the Company paid interest equal to 7.78% above the 24-month Treasury Rate with a floor of 8.00%.

The Company did not have any interest expense related to the 2010 Loan and Security Agreement for the three months ended March 31, 2015 as the loan was repaid during 2014. For the three months ended March 31, 2014, the Company recorded total interest expense of $4,186 related to the 2010 Loan and Security Agreement, as amended.

In June 2014, the Company entered into a Loan and Security Agreement (Loan Agreement) with Hercules Technology Growth Capital Inc. that provided for borrowings up to $10.0 million available to the Company in two tranches. Upon closing of the Loan Agreement, the Company borrowed $4.0 million. In October 2014, the Company entered in to the first amendment of the Loan Agreement and borrowed the remaining $6.0 million available under the agreement.

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

Neothetics, Inc.

Notes to Unaudited Condensed Financial Statements — Continued

The loan bears interest equal to the greater of either 9.0%, plus the Prime Rate as reported in The Wall Street Journal, less 3.25% or 9.0%. Interest only is due and payable through January 2016, with principal and interest payments due commencing February 2016 through loan maturity in January 2018 and an end of term charge of $300,000. The Company may elect a prepayment option. If elected, the Company will be required to pay the entire principal balance, all accrued and unpaid interest, together with a prepayment charge ranging from 1%-3% of the advance amount being prepaid, as well as the end of term charge. The loan is secured by substantially all assets of the Company. The Company recorded total interest expense of $271,846 related to the Loan Agreement for the three months ended March 31, 2015.

At March 31, 2015, the principal balance outstanding under the Loan Agreement was $10.0 million. As of March 31, 2015, the principal and interest payments of the loan over its term are as follows:

2015	$687,500
2016	3,575,471
2017	3,815,968
2018	4,275,001
2019	—
Total	12,353,940
Less interest	(2,353,941)
Less debt discount	(212,073)
Less current portion of debt	(487,738)
Long-term debt, net of current portion	$9,300,188

Letter of Credit

In January 2015, the Company executed a lease amendment with LJ Gateway, LLC for new office space. In connection with this lease amendment the Company issued a stand-by letter of credit in the amount of $200,000 in lieu of a security deposit. The standby letter of credit is secured by a restricted money market account. The terms of the standby letter of credit expire in May 2020 and are subject to automatic yearly renewal prior to this date.

6. Stockholders’ Equity

Warrants

Through October 2014, the Company issued warrants to purchase 3,886,418 shares of series B, B-2, C and D convertible preferred stock in connection with the issuance of debt, equity financing and advisory agreements. Upon completion of the IPO, all of the preferred stock warrants were converted into warrants to purchase 684,175 shares of common stock of which 612,918 were net exercised.  As of March 31, 2015, warrants to purchase 71,257 shares of common stock remain outstanding. These warrants have a weighted average exercise price of $9.00 and a weighted average remaining contractual life of approximately 8 years. The fair value of the preferred stock warrants on the dates issued was computed using an option pricing model.

The preferred stock warrants issued in connection with the 2010 Loan and Security Agreement and the Loan Agreement have been accounted for as a debt discount and are recorded to interest expense based on the effective interest method. Upon exercise, any remaining discount is recorded to interest expense. Preferred stock warrants issued in connection with advisory services agreements have been accounted for as a cost of capital. Additionally, preferred stock warrants were accounted for as liabilities based on fair value, and increases or decreases in the fair value of such warrants during the year were recorded as a gain or loss in the statements of operations.  The Company performed a final revaluation of warrants in November, 2014 at the date of the IPO closing and reclassified such amount to equity.

Preferred and Common Stock

In January 2014, the Company issued 5,714,288 shares of Series C convertible preferred stock for gross cash proceeds of $8,000,003.

In September 2014, the Company issued 3,333,334 shares of Series D convertible preferred stock for gross cash proceeds of $6,000,001.

Neothetics, Inc.

Notes to Unaudited Condensed Financial Statements — Continued

On November 7, 2014, the Company implemented a 1-for-6.1 reserve stock split of its outstanding common stock, which was approved by the Company’s board of directors in June 2014. The reverse stock split resulted in an adjustment to the Series A, B, B-2, C and D preferred stock conversion prices to reflect a proportional decrease in the number of shares of common stock to be issued upon conversion.

In connection with the IPO in November 2014, all 46,990,685 outstanding shares of convertible preferred stock were converted into an aggregate of 8,225,062 shares of common stock.

Stock Compensation Plans

The following table summarizes the Company’s stock compensation plan activity for the three months ended March 31, 2015:

	Options Outstanding	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2014	1,198,830	$1.68
Granted	214,973	$6.79
Outstanding and exercisable at March 31, 2015	1,413,803	$2.46

The Company recognized non-cash share-based compensation expense related to its 2014 Employee Stock Purchase Plan, restricted stock awards and stock options granted to employees and directors as follows:

	Three Months Ended March 31,
	2015	2014
Research and development	$205,310	$56,430
General and administrative	93,776	41,653
	$299,086	$98,083

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows:

	March 31, 2015	March 31, 2014
Conversion of preferred stock based on conversion rights	—	7,674,695
Warrants issued and outstanding	71,257	623,290
Stock options and restricted stock awards issued and outstanding	1,413,803	937,994
Authorized for future awards under stock compensation plans	1,332,625	255,508
Employee Stock purchase plan	306,713	—
	3,124,398	9,491,487

Neothetics, Inc.

Notes to Unaudited Condensed Financial Statements — Continued

7. Commitments

Operating Leases

The Company entered into a noncancelable operating lease for its facilities on January 20, 2015. The lease expires in March 2020.

The following table summarizes the minimum lease payments under this commitment:

2015	$299,967
2016	399,957
2017	399,957
2018	399,957
2019 and thereafter	499,946
Total	1,999,784

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis and the interim financial statements included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2014 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 26, 2015.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical facts, contained in this document, including statements regarding our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition, are forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “potential,” “should,” “target,” “will,” “would,” or the negative of those terms and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

● our financial performance; and

● developments and projections relating to our competitors and our industry

The forward-looking statements in this quarterly report are only predictions. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Forward-looking statements should be regarded solely as our current plans, estimates and beliefs. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this document, particularly Part II, Item 1A, “Risk Factors,” that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

Overview

We are a clinical-stage specialty pharmaceutical company developing therapeutics for the aesthetic market. Our initial focus is on localized fat reduction and body contouring. Our lead product candidate LIPO-202 is a potential first-in-class injectable formulation of the long-acting ß2-adrenergic receptor agonist, salmeterol xinafoate, which is an active ingredient in the U.S. Food and Drug Administration (FDA), approved inhaled products, SEREVENT DISKUS, ADVAIR HFA and ADVAIR DISKUS. LIPO-202 is currently in Phase 3 clinical development in the U.S.  We intend to seek approval of LIPO-202 for the reduction of central abdominal bulging due to subcutaneous fat in non-obese patients.  We use the term central abdominal bulging to describe subcutaneous fat in the central abdomen that is often characterized by people as love-handles, a pot-belly, a pouch or stomach rolls. Currently, there is no FDA-approved drug to treat this condition.  In Phase 2 clinical trials conducted to date, LIPO-202 has demonstrated statistically significant reductions in central abdominal bulging due to subcutaneous fat in non-obese patients, and a safety profile that is similar to placebo.  LIPO-202 is our only product candidate in clinical development and we are substantially dependent on its regulatory approval and successful commercialization.

We have never been profitable and, as of March 31, 2015, we had an accumulated deficit of $76.6 million. We incurred net losses of $6.9 million and $1.6 million for the three months ended March 31, 2015 and 2014, respectively. Since commencing operations in February 2007, we have invested substantially all of our efforts and financial resources in the research and development and commercial planning for LIPO-202, which is currently our lead product candidate. We have not yet filed for approval with the FDA for the commercialization of LIPO-202 and we have not generated any revenue from product sales of LIPO-202. From inception through March 31, 2015, we have primarily financed our operations through sales of equity securities, and, to a lesser extent, debt financings. We expect to continue to incur net operating losses for at least the next several years as we advance LIPO-202 through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization. We have no manufacturing facilities and all of our manufacturing activities are contracted out to third parties. Additionally, we currently utilize third-party CROs to carry out our clinical development and we do not yet have a sales organization. We will need substantial additional funding to support our operating activities, especially as we approach anticipated regulatory approval in the United States and begin to establish our sales capabilities. Adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

JOBS Act

In April 2012, the Jumpstart Our Business Startups Act of 2012, or JOBS Act, was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an “emerging growth company.” As an “emerging growth company,” we are electing not to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision not to take advantage of the extended transition period is irrevocable. In addition, we are in the process of evaluating the benefits of relying on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if as an “emerging growth company” we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we no longer meet the requirements of being an “emerging growth company,” whichever is earlier.

Basis of Presentation

Revenues

To date, we have not generated any revenues from product sales.

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

•

fees paid to clinical consultants, clinical trial sites and vendors, including CROs in conjunction with implementing and monitoring our preclinical and clinical trials and acquiring and evaluating preclinical and clinical trial data, including all related fees, such as for investigator grants, patient screening fees, laboratory work and statistical compilation and analysis;

•	expenses related to preclinical studies, clinical trials and related clinical manufacturing, materials and supplies;
•	expenses related to compliance with drug development regulatory requirements in the United States and other foreign jurisdictions; and
•	personnel costs, including cash compensation, benefits and share-based compensation expense.

We expense both internal and external research and development costs in the periods in which they are incurred. To date, substantially all our research and development expenses have related to the development of LIPO-202. For the three months ended March 31, 2015 and 2014, we incurred costs of $4.7 million and $1.4 million, respectively, on research and development expenses.

Conducting significant research and development is central to our business and strategy. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and greater duration of late stage clinical trials as compared to earlier clinical and preclinical development. We expect our research and development expenses will increase as we complete our Phase 3 clinical trials and seek regulatory approval of LIPO-202 in the United States. The costs of clinical trials may vary significantly over the life of a project owing to a number of factors.

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

We expect our general and administrative costs will increase as we increase our headcount and expand our staffing and operating activities to support our operations as a public company and support our research and development team as we initiate our Phase 3 clinical trials of LIPO-202 in the United States. Additionally, we anticipate increased expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums and investor relations costs associated with being a public company. In addition, if LIPO-202 receives regulatory approval, we expect to incur increased expenses associated with building a sales and marketing team as we prepare for the commercial launch of LIPO-202. Some expenses may be incurred prior to receiving regulatory approval of LIPO-202.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to stock-based compensation and warrant liabilities. These estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities and the recognition of revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies Involving Management Estimates and Assumptions”, included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

	March 31,		Change
	2015	2014	$
	(in thousands)
Operating expenses:
Research and development	$4,701	$1,383	3,318
General and administrative	1,937	1,102	835
Total operating expenses	6,638	2,485	4,153
Loss from operations	(6,638)	(2,485)	(4,153)
Interest income	7	1	6
Interest expense	(272)	(4)	(268)
Gain on change in fair value of convertible preferred stock warrants	-	886	(886)
Net loss	$(6,903)	$(1,602)	(5,301)

Research and Development Expenses. Research and development expenses increased by $3.3 million, to $4.7 million for the three months ended March 31, 2015 from $1.4 million for the three months ended March 31, 2014. Approximately $3.1 million of the increase was due to the start-up costs of our AbCONTOUR1 and AbCONTOUR2 U.S. Phase 3 clinical trials, which will evaluate the safety and efficacy of LIPO-202, as well as the commencement of our LIPO-202-CL-22 open label trial, which will evaluate the long-term safety and efficacy of repeated cycles of treatment.  The remainder of the increase is due to the expansion of headcount in our clinical and regulatory departments to support our trials, as well as the formation of a Corporate Advisory Board, or CAB, comprised of plastic surgeons, dermatologists and other physicians, that will provide expertise regarding research, product development, regulatory affairs and product positioning as we advance the development of our lead compound, LIPO-202.

General and Administrative Expenses. General and administrative expenses increased by $835,000, to $1.9 million for the three months ended March 31, 2015, from $1.1 million for the three months ended March 31, 2014. Substantially all of the increase was due to an increase in costs associated with being a publicly traded company, such as, public and investor relations, general legal fees, Directors’ and Officers’ liability insurance, and addition of personnel to assist with Securities and Exchange reporting requirements.

Interest Income. Interest income increased by $6,000, to approximately $7,000 for the three months ended March 31, 2015 from approximately $1,000 for the three months ended March 31, 2014. The increase resulted from an increase in our average cash balance for the three months ended March 31, 2015, as a result of net cash proceeds received from our IPO in November 2014.

Interest Expense. Interest expense increased by $268,000, to approximately $272,000 for the three months ended March 31, 2015 from approximately $4,000 for the three months ended March 31, 2014. The increase resulted from an increase in our average debt outstanding during the three months ended March 31, 2015, as compared to the same period in the prior year, due to the total $10.0 million drawn under the Loan Agreement entered into in June 2014.

Gain on Change in Fair Value of Convertible Preferred Stock Warrants. There was no gain on the change in fair value of convertible preferred stock warrants for the three months ended March 31, 2015 as upon completion of the IPO in November 2014, all convertible preferred stock warrants were converted to common stock warrants and are no longer subject to remeasurement. The gain of approximately $866,000 for the three months ended March 31, 2014 was as a result of a decrease in the fair value of the warrants during that period.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operating activities for the three months ended March 31, 2015 and 2014. As of March 31, 2015, we had an accumulated deficit of $76.6 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of LIPO-202 and incur additional costs associated with being a public company.

Prior to our IPO in November 2014, we funded our operations primarily through private placements of our convertible preferred stock, warrants, venture debt and convertible debt. In November 2014, we completed our IPO of 4,650,000 shares of common stock at an offering price of $14.00 per share. We received net proceeds of approximately $57.7 million, after deducting underwriting discounts, commissions and offering-related transaction costs. At March 31, 2015, we had cash and cash equivalents of approximately $70.7 million.

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for at least the next fifteen months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

To fund further operations, we will need to raise additional capital. If we are unable to obtain additional financing on commercially reasonable terms, or at all, our business, financial condition and results of operations will be materially adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements. We may obtain additional financing in the future through the issuance of our common stock from other equity or debt financings or through collaborations or partnerships with other companies.

Summary Statement of Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	March 31,
	2015	2014
Net cash used in operating activities	$(4,803)	$(2,783)
Net cash provided by (used in) investing activities	(426)	(3)
Net cash provided by financing activities	-	7,924
Net increase (decrease) in cash and cash equivalents	$(5,229)	$5,138

Cash Flows from Operating Activities. Net cash used in operating activities was $4.8 million and $2.8 million for the three months ended March 31, 2015 and 2014, respectively. The increase in cash used in operations for the three months ended March 31, 2015 compared to March 31, 2014 is due to an increased net loss of $5.3 million for the three months ended March 31, 2015, offset by an increase in share-based compensation of approximately $200,000, an increase in accounts payable and accrued expenses of $2.0 million for the three months ended March 31, 2015 and the gain on change in fair value of preferred stock warrants for the three months ended March 31, 2014.

Cash Flows from Investing Activities. Net cash used in investing activities was $426,000 and $3,000 for the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2015, cash used for investing activities consisted primarily of the purchase of property and equipment of $226,000 and an increase in restricted cash of $200,000.  During the three months ended March 31, 2014, cash used for investing activities consisted of primarily of the purchase of furniture and equipment for our new office.

Cash Flows from Financing Activities. There were no financing activities for the three months ended March 31, 2015. During the three months ended March 31, 2014, cash provided by financing activities consisted primarily of approximately $8.0 million of net proceeds from the issuance of preferred stock for cash, offset by $118,000 in repayments for debt.

Operating and Capital Expenditure Requirements

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the initiation, progress, costs and results of our planned Phase 3 clinical trials of LIPO-202;
•	the outcome, timing and cost of regulatory approvals;
•	the costs and timing of establishing sales, marketing and distribution capabilities, if LIPO-202 is approved;

•	delays that may be caused by changing regulatory requirements;
•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims; and
•	the extent to which we acquire or invest in businesses, products or technologies.

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

Contractual obligations and commitments

During the three months ended March 31, 2015, the Company entered into a noncancelable operating lease (see Note 7 “Commitments”). Other than described in Note 7 there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual obligations and commitments” in our annual report on Form 10-K for the year ended December 31, 2014.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as defined by applicable regulations of the Securities and Exchange Commission) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2015, there have been no material changes in our market risk from that described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not a party to any material legal proceedings.

Item 1A. Risk Factors.

The risk factors set forth below contain material changes to the risk factors previously disclosed and included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K, as updated in this Item 1A (collectively, Risk Factors) together with all other information contained or incorporated by reference in this report before you decide to invest in our common stock. If any of the Risk Factors were to actually occur, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under the circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

We are substantially dependent on the success of our lead product candidate, LIPO-202.

To date, we have invested substantially all of our efforts and financial resources in the research and development and commercial planning for LIPO-202, which is currently our lead product candidate. In particular, we have completed a Phase 2 RESET clinical trial, or RESET, and are making a substantial investment in Phase 3 clinical trials, which are on-going. Our near-term prospects, including our ability to finance our company and generate revenue, as well as our future growth, will depend heavily on the successful development, regulatory approval and commercialization of LIPO-202. The clinical and commercial success of LIPO-202 will depend on a number of factors, including the following:

●	any unexpected results from further analysis beyond the top-line data of our recently completed RESET clinical trial;
●	initiating and obtaining favorable results from our planned Phase 3 clinical program for LIPO-202, which may be slower or cost more than we currently anticipate;
●

whether the FDA considers the design of our Phase 3 studies sufficient to demonstrate the safety and effectiveness of LIPO-202, taking into consideration that, at our July 23, 2014 End-of-Phase 2 meeting and in subsequent correspondence, the FDA expressed certain concerns regarding the design of our planned Phase 3 clinical trials, and, even if we believe our Phase 3 clinical trials are successful, there can be no assurance that the FDA will agree that we have satisfactorily addressed these concerns or that the FDA will not raise new issues regarding the design of our clinical trials;

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
●

whether the FDA or other applicable foreign regulatory bodies grant a deferral for submission of some or all pediatric data until after the approval of LIPO-202 or grant full or partial waivers from the pediatric data requirements taking into consideration that the FDA has recommended that we include pediatric data in our Phase 3 clinical trials and address pharmacokinetics for adolescents ages 13-17;

●

whether the institutional review board s, or IRBs, approve and allow us to include adolescent patients  in our  Phase 3 clinical trials or to gather pharmacokinetic data in that population,  as requested by the FDA;

●	the acceptance by the FDA of our proposed parameters for regulatory approval, including our proposed indication, endpoints and endpoint measurement tools relating to LIPO-202;
●	the approval by the FDA of a product label that will permit commercially desirable promotional claims for LIPO-202;
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

Many of these factors are beyond our control. For instance, although we may obtain what we consider to be favorable results from our on-going Phase 3 clinical program, the FDA recently has reiterated a number of comments and recommendations related to our investigational new drug application, or IND, for salmeterol xinafoate for injection that leave open whether the FDA will ultimately agree with our analysis regarding whatever data we obtain.  We continue to meet and correspond with the FDA regarding our on-going Phase 3 clinical program and continue discussions involving the identification of the condition to be treated related to our proposed study design and method of analysis.  Accordingly, we cannot assure you that we will ever be able to obtain approval of LIPO-202 or generate revenue through the sale of LIPO-202. Any one of these factors or other factors discussed in this document could affect our ability to successfully commercialize LIPO-202, which could impact our ability to earn sufficient revenues to transition from a developmental stage company and continue our business. If we are not successful in obtaining regulatory approval of and commercializing LIPO-202, or are significantly delayed in doing so, our business will be materially harmed.

We cannot be certain that LIPO-202 or any of our other current and future product candidates will receive regulatory approval, and even with regulatory approval they may never achieve market acceptance or commercial success.

We have invested a significant portion of our efforts and financial resources in the development of LIPO-202, and our ability to generate significant revenue related to product sales will depend on the successful development and regulatory approval of LIPO-202. In our End-of-Phase 2 meeting and in subsequent correspondence, the FDA expressed concerns regarding our proposed endpoint tools used to assess efficacy of LIPO-202 and specifically questioned whether a more appropriate physical measure of reduction of central abdominal bulging due to subcutaneous fat could be obtained using other measurement tools, such as 2-D ultrasound. Based on the results of a preliminary evaluation meeting with the FDA we have initiated an additional exploratory evaluation of 2-D ultrasound as a secondary measure of the reduction of central abdominal bulging due to subcutaneous fat in a limited number of clinical sites in our Phase 3 pivotal trials.

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

Clinical testing is expensive, and can take many years to complete, and its outcome is inherently uncertain. Furthermore, we rely on clinical research organizations, or CROs, and clinical trial sites to ensure the proper and timely conduct of our clinical trials and while we have agreements governing their committed activities, we have limited influence over their actual performance. The costs of clinical trials may vary significantly over the life of a project owing to factors that include but are not limited to the following:

●	per patient trial costs;
●	salaries and related overhead expenses, including share-based compensation and benefits for personnel in research and development functions;
●	fees paid to third-party professional consultants and service providers;
●	costs to develop and manufacture preclinical study and clinical trial materials;
●	costs for laboratory supplies;
●	the number of patients that participate in the trials;
●	the number of sites included in the trials;
●	the number of trials required for approval;
●	the countries in which the trials are conducted;
●	the length of time required to enroll eligible patients;
●	the number of doses that patients receive;
●	the drop-out or discontinuation rates of patients;
●	the phase of development of the product candidate;
●	requests by regulatory agencies for pediatric data;
●	potential additional safety monitoring or other studies requested by regulatory agencies;
●	the duration of patient follow-up; and
●	the efficacy and safety profile of the product candidate.

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

●

regulatory objections to commencing a clinical trial or proceeding to the next phase of investigation, including inability to reach agreement with the FDA or other countries’ regulators regarding the scope, design or implementation of our clinical trials or for other reasons such as safety concerns identified during preclinical development or early stage clinical trials;

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

●	requirement to include adolescent or other pediatric patients in our clinical trials;
●	inability to retain patients in clinical trials due to the treatment protocol, personal issues, side effects from the therapy or lack of efficacy;
●	failure to have clinical sites observe trial protocol or continue to participate in a trial;
●	failure to address any patient safety concerns that arise during the course of a trial;
●	failure to address any conflicts with new or existing laws or regulations;
●	failure to manufacture sufficient quantities of product candidates or placebos for use in clinical trials; or
●	inability to obtain sufficient funding to commence or finish a clinical trial.

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions at which such trials are being conducted, by the Data Safety Monitoring Board, or DSMB, for such trial or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with the relevant regulatory filing (including the terms of the clinical protocol and compliance with regulatory requirements for manufacturing investigational product), inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial due to unforeseen costs resulting from enrollment delays, requirements to conduct additional trials and studies, increased expenses associated with the services of our CROs and other third parties or other reasons.

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

In addition, a large portion of our target physician market is comprised of plastic surgeons who utilize surgical methods for fat reduction. Such physicians may find it more advantageous to utilize surgical techniques to remove localized fat deposits rather than a cosmetic injectable therapy such as LIPO-202. Additionally, some non-invasive technologies for the reduction of fat or “body contouring” have received marketing clearance from the FDA. For example, in September 2010, Zeltiq Aesthetics, Inc. received clearance for their body contouring system, CoolSculpting, which utilizes controlled cooling to reduce the temperature of fat cells in the treated area for the selective reduction of fat around the flanks. Zerona, a laser energy-based product marketed by Erchonia Corporation, and Liposonix, an ultrasound energy-based product marketed by Valeant Pharmaceuticals, Inc., have also received FDA marketing clearance. In April 2015, Kythera, Inc. received FDA approval for KYBELLA, for improvement in the appearance of moderate to severe convexity or fullness associated with submental fat, or chin fat, in adults. KYBELLA may be used off-label by physicians in the abdomen, the expected treatment indication for LIPO-202, which may decrease the market available for LIPO-202 if approved.

Many of these potential competitors are large and/or experienced companies that have substantially greater resources and brand recognition than we do. Competing in the aesthetic market could result in price-cutting, reduced profit margins, and limited market share, any of which would harm our business, financial condition, and results of operations.

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

In September 2014, a law firm representing one or more unidentified third parties filed with the USPTO two separate Requests for Ex Parte Reexamination against two of our issued US patents: one against each claim of our U.S. Pat. No. 8,420,625, or the ’625 patent, and one against each claim of our U.S. Pat. No. 8,404,750, or the ’750 patent. Third party challenges, including for example ex parte reexamination proceedings, to patents in the specialty pharmaceutical field are not uncommon.  The reexamination process is provided for by law and requires the USPTO to consider the scope and validity of issued patents if requested. All of the claims of a patent remain valid and in force during any reexamination proceeding and all appeals.

On October 7, 2014, the USPTO granted the request for reexamination of the ’625 patent. On November 19, 2014, the USPTO granted the request for reexamination of the ’750 patent. On March 13, 2015, the USPTO issued a communication as a non-final rejection of each claim of the ’625 patent on the basis that the claims are allegedly obvious in view of prior art.  On March 23, 2015, the USPTO issued a communication as a non-final rejection of each claim of the ’750 patent on the basis that the claims are allegedly obvious in view of prior art and unpatentable for obviousness-type double patenting.  In each instance, the USPTO invited the Company to respond to the non-final rejections of each claim of the ’625 and ’750 patents.

We believe that we have meritorious positions to uphold the patentability of each claim of the ’625 patent and the ’750 patent during the ensuing reexamination of each patent before the USPTO.  Both of the respective office communications rely on references that the original examiner already considered during patent prosecution of each patent.  We intend to vigorously defend our patent rights during the entirety of both reexamination proceedings and any and all appeals.  On May 6, 2015, Company counsel met with the examiners assigned to the reexamination proceedings for the ’625 and ’750 patents in-person at the USPTO.  On May 11, 2015, the Company filed its formal response to each of the communications the Company received with respect to the ’625 and ’750 patents.  During the May 6, 2015 meeting and in the May 11, 2015 responses, the Company explained its positions to the USPTO to uphold each and every claim of the ’625 and ’750 patents.  While we believe that we have sufficient patent claims that will be maintained at the conclusion of the reexamination proceedings, we cannot predict whether we will ultimately succeed in maintaining the scope and validity of the claims of the ’625 and ’750 patents during either reexamination proceeding. If any of the patent claims in the ’625 or the ’750 patents are ultimately invalidated or narrowed during prosecution before the USPTO, the extent of the patent coverage afforded to LIPO-202 could be impaired or eliminated, which may have a negative impact with respect to preventing others from copying our technology or competing with us.

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

Risks Related to Government Regulation

The regulatory approval process is highly uncertain and we may not obtain regulatory approval for the commercialization of LIPO-202 or any of our current and future product candidates.

We are not permitted to market LIPO-202 or any of our other current and future product candidates in the United States until we receive approval of an NDA from the FDA. Similar regulatory approvals are required in other countries. To gain approval to market a drug product like LIPO-202, we must provide the FDA and any applicable foreign regulatory authorities with, among other things, data from well controlled clinical trials that adequately demonstrate the safety and efficacy of the product candidate for the intended indication applied for in the NDA or other respective regulatory filing, as well as information demonstrating manufacturing that meets regulatory requirements. We have not submitted an application or obtained marketing approval for LIPO-202 anywhere in the world. Obtaining regulatory approval of an NDA can be a lengthy, expensive and uncertain process. Furthermore, we rely upon NovaMedica to help obtain regulatory approval for LIPO-202 in certain territories outside the United States, and we cannot guarantee that they will be successful in doing so.

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

We continue to meet and correspond with the FDA regarding our on-going Phase 3 clinical program and continue discussions involving the identification of the condition to be treated, our proposed study design and method of analysis.  There are no assurances that the FDA will approve our NDA for LIPO-202, will agree that the effects are meaningful to patients and the benefits of LIPO-202 outweigh its risks, or will not raise new concerns regarding our clinical designs. Even if we eventually complete clinical testing and receive approval of an NDA for LIPO-202, LIPO-102 or any other product candidate, the FDA or other regulatory bodies may grant approval contingent on the performance of costly additional clinical trials which may be required after approval. The FDA or other regulatory bodies also may approve a product candidate for a more limited indication or a narrower patient population than we originally requested, and the FDA or other regulatory bodies may not approve the labeling that we believe is necessary or desirable for the successful commercialization of the product candidate.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On November 19, 2014, our registration statement on Form S-1 (File No. 333-199449), which registered an aggregate amount of up to $74.1 million shares of our common stock, was declared effective by the SEC for our IPO. Also, on November 19, 2014, we filed a Registration Statement pursuant to Rule 462(b) (File No. 333-200381), which registered an additional aggregate amount of up to $690,000 of our common stock. At the closing of the IPO in November 2014, we sold 4,650,000 shares of common stock at an IPO price of $14.00 per share and received gross proceeds of $65.0 million, which resulted in net proceeds to us of approximately $57.7 million, after underwriting discounts and commissions of approximately $4.6 million and offering-related transaction costs of approximately $2.7 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning ten percent or more of any class of equity securities, or to their associates, or to our affiliates.

The net proceeds from the offering are currently invested in money market funds. We have used the proceeds from the IPO for the advancement of our U.S. Phase 3 clinical trials and other supplemental studies in support of a potential NDA filing as follows:

•	approximately $1.1 million to fund our LIPO-202-CL-18, or AbCONTOUR1, clinical pivotal trial;
•	approximately $922,000 to fund our LIPO-202-CL-19, or AbCONTOUR2, clinical pivotal trial; and
•	approximately $558,000 to fund our LIPO-202-CL-22 clinical trial to support registration;

Additionally, we have used $2.6 million to fund our general and administrative expenses and general research and development operations. We currently intend to use the remainder of the net proceeds from the IPO for further advancement of our U.S. Phase 3 clinical trials and other supplemental studies of LIPO-202 to support the registration of LIPO-202 for the reduction of central abdominal bulging due to subcutaneous fat in non-obese patients.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

A list of exhibits is set forth on the Exhibit Index immediately following the signature page of this quarterly report on Form 10-Q and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: May 14, 2015	By:	/s/ George W. Mahaffey
George W. Mahaffey
President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2015	By:	/s/ Susan A. Knudson
Susan A. Knudson
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Filed with this	Incorporated by Reference
Number	Exhibit Title	Form 10‑Q	Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation.		S‑1	333‑199449	10/17/2014
3.2	Amended and Restated Bylaws.		S‑1	333‑199449	10/17/2014

4.2	Warrant to Purchase Stock, dated February 23, 2010, issued to Silicon Valley Bank.		S‑1	333‑199449	10/17/2014

4.3	Warrant to Purchase Stock, dated March 30, 2012, issued to Silicon Valley Bank.		S‑1	333‑199449	10/17/2014

4.4	Warrant to Purchase Stock, dated August 17, 2012, issued to Silicon Valley Bank.		S‑1	333‑199449	10/17/2014

4.5	Warrant Agreement, dated June 11, 2014, by and between the Registrant and Hercules Technology III, L.P.		S‑1	333‑199449	10/17/2014

4.6	Fourth Amended and Restated Investors’ Rights Agreement, dated September 22, 2014, by and between the Registrant and the investors listed therein.		S‑1	333‑199449	10/17/2014

10.26	Office Lease Agreement, date January 20, 2015, by and between the Registrant and LJ Gateway Office, LLCS.		10-K	001-36754	03/26/2015
31.1‡	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended.	X

31.2‡	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended.	X

32.1‡	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2‡	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X