Form 10-Q
period 2015-06-30
Neothetics, Inc.
filed 2015-08-13
CIK 1618835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of July 31, 2015, the registrant had 13,702,910 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Neothetics, Inc.

Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$62,954,955	$75,947,516
Prepaid expenses and other current assets	815,520	925,773
Total current assets	63,770,475	76,873,289

Restricted cash	200,000	—
Property and equipment, net	221,923	24,809
Total assets	$64,192,398	$76,898,098
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,991,697	$997,269
Accrued expenses	1,761,528	912,320
Deferred rent	9,166	—
Long-term debt, current portion	1,228,599	—
Total current liabilities	5,990,990	1,909,589
Long-term debt, net of current portion	8,616,905	9,741,080
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 13,690,902 and 13,671,311 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively;	1,369	1,366
Additional paid-in capital	135,637,656	134,920,775
Accumulated deficit	(86,054,522)	(69,674,712)
Total stockholders’ equity	49,584,503	65,247,429
Total liabilities and stockholders’ equity	$64,192,398	$76,898,098

The accompanying notes are an integral part of these condensed financial statements.

Neothetics, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating expenses:
Research and development	$7,469,928	932,106	$12,170,596	2,315,544
General and administrative	1,729,287	1,050,683	3,666,608	2,152,213
Total operating expenses	9,199,215	1,982,789	15,837,204	4,467,757
Loss from operations	(9,199,215)	(1,982,789)	(15,837,204)	(4,467,757)
Interest income	6,862	985	14,317	1,893
Interest expense	(285,077)	(26,312)	(556,923)	(30,498)
(Gain) loss on change in fair value of preferred stock warrants	—	(271,347)	—	614,661
Net loss	$(9,477,430)	$(2,279,463)	$(16,379,810)	$(3,881,701)
Net loss per share, basic and diluted	$(0.69)	$(4.13)	$(1.20)	$(7.15)
Weighted average shares used to compute basic and diluted net loss per share	13,676,582	552,440	13,673,961	543,044

The accompanying notes are an integral part of these condensed financial statements.

Neothetics, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net loss	$(16,379,810)	$(3,881,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,875	8,613
Loss on disposal of assets	6,139	—
Noncash interest expense on debt	104,424	10,471
Share-based compensation	676,028	218,466
Gain on change in fair value of preferred stock warrants	—	(614,661)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	110,253	(20,560)
Accounts payable and accrued expenses	2,843,636	(416,022)
Deferred rent	9,166	—
Net cash used in operating activities	(12,607,289)	(4,695,394)
Investing activities
Restricted cash	(200,000)	—
Purchase of property and equipment	(226,128)	(2,618)
Net cash used in investing activities	(426,128)	(2,618)
Financing activities
Proceeds from notes payable and bank loan	—	4,000,000
Principal payments on debt	—	(209,698)
Proceeds from issuance of common stock from exercise of options	21,764	49,400
Proceeds from issuance of commons stock from Employee Stock Purchase Plan	19,092	—
Proceeds from issuance of preferred stock for cash, net of offering costs	—	7,992,718
Net cash provided by financing activities	40,856	11,832,420
Net (decrease) increase in cash and cash equivalents	(12,992,561)	7,134,408
Cash and cash equivalents, beginning of period	75,947,516	4,364,007
Cash and cash equivalents, end of period	$62,954,955	$11,498,415
Supplemental disclosure of cash flow activity
Cash paid for interest	$377,500	$162,096
Warrants issued in connection with loan and security agreement	—	$41,143

The accompanying notes are an integral part of these condensed financial statements.

Neothetics, Inc.

Notes to Unaudited Condensed Financial Statements

1.	Organization and Basis of Presentation

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

As of June 30, 2015, the Company has devoted substantially all of its efforts to product development, raising capital, and building infrastructure and has not realized revenues from its planned principal operations.

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

Restricted Cash

 Restricted cash as of June 30, 2015 represents a $200,000 restricted money market account used to secure the standby letter of credit issued in connection with a lease amendment (see Note 5 “Debt”).

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

Impairment of Long-Lived Assets

The Company periodically re-evaluates the original assumptions and rationale utilized in the establishment of the carrying values and estimated lives of all of its long-lived assets, including property and equipment. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flows in future periods, as well as the strategic significance of the asset to the Company’s business objective. The Company has not recognized any impairment losses as of June 30, 2015.

Research and Development Costs

Research and development expenses consist primarily of salaries and related overhead expenses, fees paid to consultants and contract research organizations, costs related to acquiring and manufacturing clinical trial materials, and costs related to compliance with regulatory requirements.

All research and development costs are charged to expense as incurred.

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and the tax reporting bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are recorded against deferred tax assets to reduce the net carrying value to an amount that is more likely than not to be realized.

The guidance on accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. During the six months ended June 30, 2015 and 2014, the Company had not recognized interest and penalties in the balance sheets or statements of operations. The Company is subject to taxation in the U.S. and state jurisdictions. The Company’s tax years from inception are subject to examination by the United States and California authorities due to the carryforwards of unutilized net operating losses (NOLs) and research and development credits.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Conversion of preferred stock based on conversion rights	—	7,674,695	—	7,593,726
Warrants for convertible preferred stock issued and outstanding	—	623,290	—	623,290
Warrants for common stock	71,257	—	71,257	—
Common stock options and restricted stock awards issued and outstanding	1,527,134	937,994	1,527,134	937,994
	1,598,391	9,235,979	1,598,391	9,155,010

All shares of convertible preferred stock were converted into shares of the Company’s common stock and all warrants were converted into warrants to purchase common stock as a result of the closing of the Company’s IPO in November 2014.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs.  The new standard will require debt issuance costs to be presented on the balance sheet as a direct reduction of the carrying value of the associated debt liability, consistent with the presentation of debt discounts.  The recognition and measurement requirements will not change as a result of this guidance.  The standard is effective for the annual reporting periods beginning after December 15, 2015 and requires a retrospective application. The Company has elected an early adoption of this guidance and it did not have a material impact on the Company’s financial statements.

In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15, which defined management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosure. ASU 2014-15 defined the term substantial doubt and requires an assessment for a period of one year after the date of the issuance of the financial statements. It requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The guidance becomes effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company does not believe that the adoption of this guidance will have a material impact on its Financial Statements.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 are as follows:

		Fair Value Measurements at Reporting Date Using
	Balance as of June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund(1)	$62,242,917	$62,242,917	$—	$—
Total assets	$62,242,917	$62,242,917	$—	$—

(1)	Included as a component of cash and cash equivalents on accompanying balance sheet.

		Fair Value Measurements at Reporting Date Using
	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund(1)	$75,231,695	$75,231,695	$—	$—
Total assets	$75,231,695	$75,231,695	$—	$—

(1)	Included as a component of cash and cash equivalents on accompanying balance sheet.

4. Property and Equipment

Property and equipment consist of the following:

	June 30,	December 31,
	2015	2014
Office furniture and equipment	$281,606	$153,460
Less accumulated depreciation and amortization	(59,683)	(128,651)
	$221,923	$24,809

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

The Company did not have any interest expense related to the 2010 Loan and Security Agreement for the six months ended June 30, 2015 as the loan was repaid during 2014. The Company recorded total interest expense of $18,443 for the three months ended June 30, 2014 and $22,629 for the six months ended June 30, 2014 related to the 2010 Loan and Security Agreement, as amended.

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

The loan bears interest equal to the greater of either 9.0%, plus the Prime Rate as reported in The Wall Street Journal, less 3.25% or 9.0%. Interest only is due and payable through January 2016, with principal and interest payments due commencing February 2016 through loan maturity in January 2018 and an end of term charge of $300,000. The Company may elect a prepayment option. If elected, the Company will be required to pay the entire principal balance, all accrued and unpaid interest, together with a prepayment charge ranging from 1%-3% of the advance amount being prepaid, as well as the end of term charge. The loan is secured by substantially all assets of the Company. The Company recorded total interest expense of $285,077 and $556,923 related to the Loan Agreement for the three and six months ended June 30, 2015, respectively.

At June 30, 2015, the principal balance outstanding under the Loan Agreement was $10.0 million. As of June 30, 2015, the principal and interest payments of the loan over its term are as follows:

2015	$457,500
2016	3,575,471
2017	3,815,968
2018	4,275,001
2019	—
Total	12,123,940
Less interest	(2,123,940)
Less debt discount	(154,496)
Less current portion of debt	(1,228,599)
Long-term debt, net of current portion	$8,616,905

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

6. Stockholders’ Equity

Warrants

Through October 2014, the Company issued warrants to purchase 3,886,418 shares of series B, B-2, C and D convertible preferred stock in connection with the issuance of debt, equity financing and advisory agreements. Upon completion of the IPO, all of the preferred stock warrants were converted into warrants to purchase 684,175 shares of common stock of which 612,918 were net exercised.  As of June 30, 2015, warrants to purchase 71,257 shares of common stock remain outstanding. These warrants have a weighted average exercise price of $9.00 and a weighted average remaining contractual life of approximately 8 years. The fair value of the preferred stock warrants on the dates issued was computed using an option pricing model.

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

On November 7, 2014, the Company implemented a 1-for-6.1 reverse stock split of its outstanding common stock, which was approved by the Company’s board of directors in June 2014. The reverse stock split resulted in an adjustment to the Series A, B, B-2, C and D preferred stock conversion prices to reflect a proportional decrease in the number of shares of common stock to be issued upon conversion.

In connection with the IPO in November 2014, all 46,990,685 outstanding shares of convertible preferred stock were converted into an aggregate of 8,225,062 shares of common stock.

Stock Compensation Plans

The following table summarizes the Company’s stock compensation plan activity for the six months ended June 30, 2015:

	Options Outstanding	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2014	1,198,830	$1.68
Granted	355,603	$6.65
Exercised	(15,848)	$1.37
Forfeited	(11,451)	$4.58
Outstanding and exercisable at June 30, 2015	1,527,134	$2.82

The Company recognized non-cash share-based compensation expense related to its 2014 Employee Stock Purchase Plan, restricted stock awards and stock options granted to employees and directors as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
General and administrative	$269,007	$64,350	$474,317	$120,780
Research and development	107,935	56,032	201,711	97,686
	$376,942	$120,382	$676,028	$218,466

Common Stock Reserved for Future Issuance

The following shares of common stock are reserved for future issuance at June 30, 2015:

Warrants issued and outstanding	71,257
Stock options and restricted stock awards issued and outstanding	1,527,134
Authorized for future awards under stock compensation plans	1,203,446
Employee Stock purchase plan	306,713
3,108,550

7. Commitments

Operating Leases

The Company entered into a noncancelable operating lease for its facilities on January 20, 2015. The lease expires in March 2020.

The following table summarizes the minimum lease payments under this commitment:

2015	$183,264
2016	378,525
2017	395,520
2018	410,850
2019 and thereafter	540,801
Total	$1,908,960

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis and the interim financial statements included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2014 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 26, 2015. References to the Company throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations are made using the first person notations of “we,” “us” and “our.”

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

The forward-looking statements in this prospectus include, among other things, statements about:

•	the initiation, timing, progress and results of ongoing and future preclinical studies and clinical trials, and our research and development programs;
•	our expectations regarding timing of results in our U.S. Phase 3 clinical trials of LIPO-202;
•	our expectations regarding the timing of our submission of an NDA for approval of LIPO-202 with the FDA and the likelihood and timing of approval of such NDA;
•	the potential for commercialization and market acceptance of LIPO-202;
•	our expectations regarding the potential market size and opportunity for LIPO-202, if approved for commercial use;
•	our plans to commercialize LIPO-202 and our ability to develop and maintain sales and marketing capabilities;
•	estimates of our expenses, future revenue, capital requirements and our needs for additional financing;
•	implementation of our business model, strategic plans for our business, product candidates and technology;
•

the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology and our ability to operate our business without infringing on the intellectual property rights of others;

•	regulatory developments in the United States and foreign countries;
•	the success of competing procedures that are or become available;
•	our ability to maintain and establish collaborations or obtain additional funding;
•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
•	our use of proceeds from this offering;
•	our financial performance; and
•	developments and projections relating to our competitors and our industry

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

Overview

We are a clinical-stage specialty pharmaceutical company developing therapeutics for the aesthetic market. Our initial focus is on localized fat reduction and body contouring. Our lead product candidate LIPO-202 is a potential first-in-class injectable formulation of the long-acting ß2-adrenergic receptor agonist, salmeterol xinafoate, which is an active ingredient in the U.S. Food and Drug Administration, or (the FDA), approved inhaled products, SEREVENT DISKUS, ADVAIR HFA and ADVAIR DISKUS. LIPO-202 is currently in Phase 3 clinical development in the U.S.  We intend to seek approval of LIPO-202 for the reduction of central abdominal bulging due to subcutaneous fat in non-obese patients.  We use the term central abdominal bulging to describe subcutaneous fat in the central abdomen that is often characterized by people as love-handles, a pot-belly, a pouch or stomach rolls. Currently, there is no FDA-approved drug to treat this condition.  In Phase 2 clinical trials conducted to date, LIPO-202 has demonstrated statistically significant reductions in central abdominal bulging due to subcutaneous fat in non-obese patients, and a safety profile that is similar to placebo.  LIPO-202 is our only product candidate in clinical development and we are substantially dependent on its regulatory approval and successful commercialization.

We have never been profitable and, as of June 30, 2015, we had an accumulated deficit of $86.1 million. We incurred net losses of $9.5 million and $2.3 million for the three months ended June 30, 2015 and 2014, respectively, and $16.4 million and $3.9 million for the six months ended June 30, 2015 and 2014, respectively. Since commencing operations in February 2007, we have invested substantially all of our efforts and financial resources in the research and development and commercial planning for LIPO-202, which is currently our lead product candidate. We have not yet filed for approval with the FDA for the commercialization of LIPO-202 and we have not generated any revenue from product sales of LIPO-202. From inception through June 30, 2015, we have primarily financed our operations through sales of equity securities, and, to a lesser extent, debt financings. We expect to continue to incur net operating losses for at least the next several years as we advance LIPO-202 through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization. We have no manufacturing facilities and all of our manufacturing activities are contracted out to third parties. Additionally, we currently utilize third-party clinical research organizations, or CROs to carry out our clinical development and we do not yet have a sales organization. We will need substantial additional funding to support our operating activities, especially as we approach anticipated regulatory approval in the United States and begin to establish our sales capabilities. Adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

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

We expense both internal and external research and development costs in the periods in which they are incurred. To date, substantially all our research and development expenses have related to the development of LIPO-202. For the three months ended June 30, 2015 and 2014, we incurred costs of $7.5 million and $0.9 million, respectively, and $12.2 million and $2.3 million for the six months ended June 30, 2015 and 2014, respectively, on research and development expenses.

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

We expect our general and administrative costs will increase as we increase our headcount and expand our staffing and operating activities to support our operations as a public company and support our research and development team as we continue our Phase 3 clinical trials and studies in support of the NDA filing of LIPO-202 in the United States. Additionally, we anticipate increased expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums and investor relations costs associated with being a public company. In addition, if LIPO-202 receives regulatory approval, we expect to incur increased expenses associated with building a sales and marketing team as we prepare for the commercial launch of LIPO-202. Some expenses may be incurred prior to receiving regulatory approval of LIPO-202.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,		Change
	2015	2014	$
	(in thousands)
Operating expenses:
Research and development	$7,470	$932	6,538
General and administrative	1,729	1,051	678
Total operating expenses	9,199	1,983	7,216
Loss from operations	(9,199)	(1,983)	(7,216)
Interest income	7	1	6
Interest expense	(285)	(26)	(259)
Loss on change in fair value of convertible preferred stock warrants	-	(271)	271
Net loss	$(9,477)	$(2,279)	(7,198)

Research and Development Expenses. Research and development expenses increased by $6.5 million, to $7.5 million for the three months ended June 30, 2015 from $0.9 million for the three months ended June 30, 2014. Approximately $5.5 million of the increase was due to the start-up costs of our AbCONTOUR1 and AbCONTOUR2 U.S. Phase 3 clinical trials, which will evaluate the safety and efficacy of LIPO-202, as well as the commencement of our LIPO-202-CL-22 open label trial, which will evaluate the long-term safety and efficacy of repeated cycles of treatment.  The remainder of the increase is due to the expansion of headcount in our clinical and regulatory departments to support our trials, as well as the formation of a Corporate Advisory Board, or CAB, comprised of plastic surgeons, dermatologists and other physicians, that will provide expertise regarding research, product development, regulatory affairs and product positioning as we advance the development of our lead compound, LIPO-202.

General and Administrative Expenses. General and administrative expenses increased by approximately $0.7 million to $1.7 million for the three months ended June 30, 2015, from $1.1 million for the three months ended June 30, 2014. Substantially all of the increase was due to an increase in costs associated with being a publicly traded company, such as, public and investor relations, board of director expenses, general legal fees, Directors’ and Officers’ liability insurance, and addition of personnel to assist with Securities and Exchange reporting requirements.

Interest Income. Interest income increased by $6,000, to approximately $7,000 for the three months ended June 30, 2015 from approximately $1,000 for the three months ended June 30, 2014. The increase resulted from an increase in our average cash balance for the three months ended June 30, 2015, as a result of net cash proceeds received from our IPO in November 2014.

Interest Expense. Interest expense increased by approximately $259,000, to approximately $285,000 for the three months ended June 30, 2015 from approximately $26,000 for the three months ended June 30, 2014. The increase resulted from an increase in our average debt outstanding during the three months ended June 30, 2015, as compared to the same period in the prior year, due to three month of expense for the three months ended June 30, 2015 compared to one month of expense for the three months ended June 30, 2014 for the loan entered into in June 2014.

Loss on Change in Fair Value of Convertible Preferred Stock Warrants. There was no gain on the change in fair value of convertible preferred stock warrants for the three months ended June 30, 2015 as upon completion of the IPO in November 2014, all convertible preferred stock warrants were converted to common stock warrants and are no longer subject to remeasurement. The loss of approximately $271,000 for the three months ended June 30, 2014 was as a result of an increase in the fair value of the warrants during that period.

Comparison of the Six Months Ended June 30, 2015 and 2014

	Six Months Ended June 30,		Change
	2015	2014	$
	(in thousands)
Operating expenses:
Research and development	$12,170	$2,317	9,853
General and administrative	3,667	2,152	1,515
Total operating expenses	15,837	4,469	11,368
Loss from operations	(15,837)	(4,469)	(11,368)
Interest income	14	2	12
Interest expense	(557)	(30)	(527)
Gain on change in fair value of convertible preferred stock warrants	-	615	(615)
Net loss	$(16,380)	$(3,882)	(12,498)

Research and Development Expenses. Research and development expenses increased by $9.9 million, to $12.2 million for the six months ended June 30, 2015 from $2.3 million for the six months ended June 30, 2014. Approximately $8.4 million of the increase was due to the start-up costs of our AbCONTOUR1 and AbCONTOUR2 U.S. Phase 3 clinical trials, which will evaluate the safety and efficacy of LIPO-202, as well as the commencement of our LIPO-202-CL-22 open label trial, which will evaluate the long-term safety and efficacy of repeated cycles of treatment.  The remainder of the increase is due to the expansion of headcount in our clinical and regulatory departments to support our trials, additional facilities and IT expenses to accommodate the expansion, as well as the formation of a Corporate Advisory Board, or CAB, comprised of plastic surgeons, dermatologists and other physicians, that will provide expertise regarding research, product development, regulatory affairs and product positioning as we advance the development of our lead compound, LIPO-202.

General and Administrative Expenses. General and administrative expenses increased by $1.5 million, to $3.7 million for the six months ended June 30, 2015, from $2.2 million for the six months ended June 30, 2014. Substantially all of the increase was due to an increase in costs associated with being a publicly traded company, such as, public and investor relations, general legal fees, Directors’ and Officers’ liability insurance, and addition of personnel to assist with Securities and Exchange reporting requirements.

Interest Income. Interest income increased by $12,000, to approximately $14,000 for the six months ended June 30, 2015 from approximately $2,000 for the six months ended June 30, 2014. The increase resulted from an increase in our average cash balance for the six months ended June 30, 2015, as a result of net cash proceeds received from our IPO in November 2014.

Interest Expense. Interest expense increased by approximately $527,000, to approximately $557,000 for the six months ended June 30, 2015 from approximately $30,000 for the six months ended June 30, 2014. The increase resulted from an increase in our average debt outstanding during the six months ended June 30, 2015, as compared to the same period in the prior year, due to the total $10.0 million drawn under the Loan Agreement entered into in June 2014.

Gain on Change in Fair Value of Convertible Preferred Stock Warrants. There was no gain on the change in fair value of convertible preferred stock warrants for the six months ended June 30, 2015 as upon completion of the IPO in November 2014, all convertible preferred stock warrants were converted to common stock warrants and are no longer subject to remeasurement. The gain of approximately $615,000 for the six months ended June 30, 2014 was as a result of a decrease in the fair value of the warrants during that period.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operating activities for the six months ended June 30, 2015 and 2014. As of June 30, 2015, we had an accumulated deficit of $86.1 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of LIPO-202 and incur additional costs associated with being a public company.

Prior to our IPO in November 2014, we funded our operations primarily through private placements of our convertible preferred stock, warrants, venture debt and convertible debt. In November 2014, we completed our IPO of 4,650,000 shares of common stock at an offering price of $14.00 per share. We received net proceeds of approximately $57.7 million, after deducting underwriting discounts, commissions and offering-related transaction costs. At June 30, 2015, we had cash and cash equivalents of approximately $63.0 million.

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

Summary Statement of Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash used in operating activities	$(12,607)	$(4,695)
Net cash used in investing activities	(426)	(3)
Net cash provided by financing activities	41	11,832
Net (decrease) increase in cash and cash equivalents	$(12,992)	$7,134

Cash Flows from Operating Activities. Net cash used in operating activities was $12.6 million and $4.7 million for the six months ended June 30, 2015 and 2014, respectively. The increase in cash used in operations for the six months ended June 30, 2015 compared to June 30, 2014 is due to an increased net loss of $12.5 million for the six months ended June 30, 2015, offset by an increase in share-based compensation of approximately $457,000, an increase in accounts payable and accrued expenses of $3.2 million for the six months ended June 30, 2015 and the gain on change in fair value of preferred stock warrants of approximately $615,000 for the six months ended June 30, 2014 compared to no gain related to revaluation of preferred stock warrants for the six months ended June 30, 2015.

Cash Flows from Investing Activities. Net cash used in investing activities was approximately $426,000 and $3,000 for the six months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2015, cash used for investing activities consisted primarily of the purchase of furniture and equipment of $226,000 and an increase in restricted cash of $200,000.  During the six months ended June 30, 2014, cash used for investing activities consisted primarily of the purchase of furniture and equipment.

Cash Flows from Financing Activities. Net cash provided by financing activities was approximately $41,000 and $11.8 million for the six months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2015, cash provided by financing activities consisted primarily of the issuance of common stock for option exercises and the employee stock purchase plan. During the six months ended June 30, 2014, cash provided by financing activities consisted primarily of approximately $8.0 million of net proceeds from the issuance of preferred stock for cash, and $3.8 million of net proceeds from bank loan.

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

Contractual obligations and commitments

During the six months ended June 30, 2015, the Company entered into a noncancelable operating lease (see Note 7 “Commitments”). Other than described in Note 7 there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual obligations and commitments” in our annual report on Form 10-K for the year ended December 31, 2014.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2015, there have been no material changes in our market risk from that described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2014.

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

To date, we have invested substantially all of our efforts and financial resources in the research and development and commercial planning for LIPO-202, which is currently our lead product candidate. In particular, we have completed a Phase 2 RESET clinical trial, or RESET, and are making a substantial investment in Phase 3 clinical trials, which are on-going. Our near-term prospects, including our ability to finance our company and generate revenue, as well as our future growth, will depend heavily on the successful development, regulatory approval and commercialization of LIPO-202. The clinical and commercial success of LIPO-202 will depend on a number of factors, including the following:

●	any unexpected results from further analysis beyond the top-line data of our recently completed RESET clinical trial;
●	obtaining favorable results from our on-going Phase 3 clinical program for LIPO-202, which may be slower or cost more than we currently anticipate;
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
●

whether the FDA or other applicable foreign regulatory bodies grant a deferral or waiver with regard to submission of some or all pediatric data,  taking into consideration that the FDA has said a waiver with regard to patients through age 12 is reasonable (although final waiver determinations are not made until conclusion of the NDA review), and suggested that there are grounds to defer submission of data in adolescents ages 13-17 until after the approval of LIPO-202;

●

whether the institutional review board s, or IRBs, approve and allow us to include adolescent patients  in our  clinical trials or to gather pharmacokinetic data in that population, if a need to do so arises;

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

On October 7, 2014, the USPTO granted the request for reexamination of the ’625 patent. On November 19, 2014, the USPTO granted the request for reexamination of the ’750 patent. On March 13, 2015, the USPTO issued a communication as a non-final rejection of each claim of the ’625 patent on the basis that the claims are allegedly obvious in view of prior art.  On March 23, 2015, the USPTO issued a communication as a non-final rejection of each claim of the ’750 patent on the basis that the claims are allegedly obvious in view of prior art and unpatentable for obviousness-type double patenting.  In each instance, the USPTO invited the Company to respond to the non-final rejections of each claim of the ’625 and ’750 patents. Both of the respective office communications relied on references that the original examiner already considered during patent prosecution of each patent.

In May 2015, Company counsel met with the examiners assigned to the reexamination proceedings for the ’625 and ’750 patents in-person at the USPTO, and shortly thereafter filed a formal response to each of the communications on behalf of the Company.On July 31, 2015, the USPTO issued notices confirming the patentability of all claims of both the ’625 and ’750 patents and terminated both reexamination proceedings accordingly.  While the successful emergence of patents from the reexamination process typically results in a strengthening of the patents, there can be no assurances of a future finding of invalidity or unenforceability against one or both of the ’625 and ’750 patents.

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

The net proceeds from the offering are currently invested in money market funds. We have used the proceeds from the IPO for the advancement of our U.S. Phase 3 clinical trials and other supplemental studies in support of a potential NDA filing as follows:

•	approximately $3.2 million to fund our LIPO-202-CL-18, or AbCONTOUR1, clinical pivotal trial;
•	approximately $3.4 million to fund our LIPO-202-CL-19, or AbCONTOUR2, clinical pivotal trial; and
•	approximately $1.1 million to fund our LIPO-202-CL-22 clinical trial to support registration;

Additionally, we have used approximately $5.2 million to fund our general and administrative expenses and general research and development operations. We currently intend to use the remainder of the net proceeds from the IPO for further advancement of our U.S. Phase 3 clinical trials and other supplemental studies of LIPO-202 to support the registration of LIPO-202 for the reduction of central abdominal bulging due to subcutaneous fat in non-obese patients.

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

Company Name

Date: August 13, 2015	By:	/s/ George W. Mahaffey
George W. Mahaffey
President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2015	By:	/s/ Susan A. Knudson
Susan A. Knudson
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Filed with this	Incorporated by Reference
Number	Exhibit Title	Form 10‑Q	Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation.		S‑1	333‑199449	10/17/2014
3.2	Amended and Restated Bylaws.		S‑1	333‑199449	10/17/2014

4.2	Warrant to Purchase Stock, dated February 23, 2010, issued to Silicon Valley Bank.		S‑1	333‑199449	10/17/2014

4.3	Warrant to Purchase Stock, dated March 30, 2012, issued to Silicon Valley Bank.		S‑1	333‑199449	10/17/2014

4.4	Warrant to Purchase Stock, dated August 17, 2012, issued to Silicon Valley Bank.		S‑1	333‑199449	10/17/2014

4.5	Warrant Agreement, dated June 11, 2014, by and between the Registrant and Hercules Technology III, L.P.		S‑1	333‑199449	10/17/2014

4.6	Fourth Amended and Restated Investors’ Rights Agreement, dated September 22, 2014, by and between the Registrant and the investors listed therein.		S‑1	333‑199449	10/17/2014

31.1‡	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended.	X

31.2‡	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended.	X

32.1‡	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2‡	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X