Form 10-Q
period 2015-09-30
Neothetics, Inc.
filed 2015-11-12
CIK 1618835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 31, 2015, the registrant had 13,730,410 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Neothetics, Inc.

Condensed Balance Sheets

(Unaudited)

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$51,270,399	$75,947,516
Prepaid expenses and other current assets	995,898	925,773
Total current assets	52,266,297	76,873,289

Restricted cash	200,000	—
Property and equipment, net	204,147	24,809
Total assets	$52,670,444	$76,898,098
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$6,413,080	$997,269
Accrued expenses	3,603,947	912,320
Deferred rent	17,523	—
Long-term debt, current portion	1,986,711	—
Total current liabilities	12,021,261	1,909,589
Long-term debt, net of current portion	7,916,709	9,741,080
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 13,707,910 and 13,671,311 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively;	1,371	1,366
Additional paid-in capital	136,047,709	134,920,775
Accumulated deficit	(103,316,606)	(69,674,712)
Total stockholders’ equity	32,732,474	65,247,429
Total liabilities and stockholders’ equity	$52,670,444	$76,898,098

The accompanying notes are an integral part of these condensed financial statements.

Neothetics, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating expenses:
Research and development	$15,211,268	$942,654	$27,381,864	$3,258,198
General and administrative	1,768,935	922,846	5,435,543	3,075,059
Total operating expenses	16,980,203	1,865,500	32,817,407	6,333,257
Loss from operations	(16,980,203)	(1,865,500)	(32,817,407)	(6,333,257)
Interest income	6,035	1,221	20,352	3,114
Interest expense	(287,916)	(132,109)	(844,839)	(162,607)
Loss on change in fair value of preferred stock warrants	—	(2,044,474)	—	(1,429,813)
Net loss	$(17,262,084)	$(4,040,862)	$(33,641,894)	$(7,922,563)
Net loss per share, basic and diluted	$(1.26)	$(7.31)	$(2.46)	$(14.50)
Weighted average shares used to compute basic and diluted net loss per share	13,702,177	552,440	13,683,470	546,211

The accompanying notes are an integral part of these condensed financial statements.

Neothetics, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net loss	$(33,641,894)	$(7,922,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,650	12,687
Loss on disposal of assets	6,140	—
Noncash interest expense on debt	162,340	50,580
Share-based compensation	1,042,014	356,441
Loss on change in fair value of preferred stock warrants	—	1,429,813
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(70,125)	(991,616)
Accounts payable and accrued expenses	8,107,438	641,235
Deferred rent	17,523	—
Net cash used in operating activities	(24,335,914)	(6,423,423)
Investing activities
Restricted cash	(200,000)	—
Purchase of property and equipment	(226,128)	(6,912)
Net cash used in investing activities	(426,128)	(6,912)
Financing activities
Proceeds from notes payable and bank loan	—	4,000,000
Principal payments on debt	—	(209,698)
Proceeds from issuance of common stock from exercise of options	65,835	49,400
Proceeds from issuance of common stock from Employee Stock Purchase Plan	19,090	—
Proceeds from issuance of preferred stock for cash, net of offering costs	—	13,568,139
Deferred initial public offering costs	—	(691,269)
Net cash provided by financing activities	84,925	16,716,572
Net (decrease) increase in cash and cash equivalents	(24,677,117)	10,286,237
Cash and cash equivalents, beginning of period	75,947,516	4,364,007
Cash and cash equivalents, end of period	$51,270,399	$14,650,244
Supplemental disclosure of cash flow activity
Cash paid for interest	$530,000	$224,096
Warrants issued in connection with loan and security agreement	—	$41,143
Warrants issued for services in connection with issuance of preferred stock	—	$142,001

The accompanying notes are an integral part of these condensed financial statements.

Neothetics, Inc.

Notes to Unaudited Condensed Financial Statements

1.	Organization and Basis of Presentation

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

As of September 30, 2015, the Company has devoted substantially all of its efforts to product development, raising capital, and building infrastructure and has not realized revenues from its planned principal operations.

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

Restricted Cash

 Restricted cash as of September 30, 2015 represents a $200,000 restricted money market account used to secure the standby letter of credit issued in connection with a lease amendment (see Note 5 “Debt”).

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

Impairment of Long-Lived Assets

The Company periodically re-evaluates the original assumptions and rationale utilized in the establishment of the carrying values and estimated lives of all of its long-lived assets, including property and equipment. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flows in future periods, as well as the strategic significance of the asset to the Company’s business objective. The Company has not recognized any impairment losses as of September 30, 2015.

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

The guidance on accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. During the nine months ended September 30, 2015 and 2014, the Company had not recognized interest and penalties in the balance sheets or statements of operations. The Company is subject to taxation in the U.S. and state jurisdictions. The Company’s tax years from inception are subject to examination by the United States and California authorities due to the carryforwards of unutilized net operating losses (NOLs) and research and development credits.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Conversion of preferred stock based on conversion rights	—	8,221,143	—	7,805,164
Warrants for convertible preferred stock issued and outstanding	—	656,077	—	656,077
Warrants for common stock	71,257	—	71,257	—
Common stock options and restricted stock awards issued and outstanding	1,509,672	972,677	1,509,672	972,677
	1,580,929	9,849,897	1,580,929	9,433,918

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

In August 2014, the FASB issued Accounting Standards Update (ASU) 2014-15, which defined management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosure. ASU 2014-15 defined the term substantial doubt and requires an assessment for a period of one year after the date of the issuance of the financial statements. It requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The guidance becomes effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company does not believe that the adoption of this guidance will have a material impact on its Financial Statements. The company will assess any additional disclosures based upon its liquidity at the time of initial adoption.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 are as follows:

		Fair Value Measurements at Reporting Date Using
	Balance as of September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund(1)	$49,747,615	$49,747,615	$—	$—
Total assets	$49,747,615	$49,747,615	$—	$—

(1)	Included as a component of cash and cash equivalents on accompanying balance sheet.

		Fair Value Measurements at Reporting Date Using
	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund(1)	$75,231,695	$75,231,695	$—	$—
Total assets	$75,231,695	$75,231,695	$—	$—

(1)	Included as a component of cash and cash equivalents on accompanying balance sheet.

4. Property and Equipment

Property and equipment consist of the following:

	September 30,	December 31,
	2015	2014
Office furniture and equipment	$281,606	$153,460
Less accumulated depreciation and amortization	(77,459)	(128,651)
	$204,147	$24,809

5. Debt

Loans

In February 2010, and as amended during 2012, the Company entered into a loan and security agreement (2010 Loan and Security Agreement) with Silicon Valley Bank (SVB), for borrowings of $3,750,000, collateralized by all assets of the Company. In connection with the borrowings, the Company issued warrants to the bank for the purchase of a total of 64,865 shares of Series B convertible preferred stock and warrants to purchase 75,000 shares of Series C convertible preferred stock, all of which were converted to 24,419 common stock warrants effective upon the completion of the IPO.

In 2013 through the payoff of the loan in June 2014 the Company paid interest equal to 7.78% above the 24-month Treasury Rate with a floor of 8.00%.

The Company did not have any interest expense related to the 2010 Loan and Security Agreement for the nine months ended September 30, 2015 as the loan was repaid during 2014. The Company recorded total interest expense of $4,186 for the three months ended September 30, 2014 and $48,505 for the nine months ended September 30, 2014 related to the 2010 Loan and Security Agreement, as amended.

In June 2014, the Company entered into a Loan and Security Agreement (Loan Agreement) with Hercules Technology Growth Capital Inc. that provided for borrowings up to $10.0 million available to the Company in two tranches. Upon closing of the Loan Agreement, the Company borrowed $4.0 million. In October 2014, the Company entered into the first amendment of the Loan Agreement and borrowed the remaining $6.0 million available under the agreement.

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

The loan bears interest equal to the greater of either 9.0%, plus the Prime Rate as reported in The Wall Street Journal, less 3.25% or 9.0%. Interest only is due and payable through January 2016, with principal and interest payments due commencing February 2016 through loan maturity in January 2018 and an end of term charge of $300,000. The Company may elect a prepayment option. If elected, the Company will be required to pay the entire principal balance, all accrued and unpaid interest, together with a prepayment charge ranging from 1%-3% of the advance amount being prepaid, as well as the end of term charge. The loan is secured by substantially all assets of the Company. The Company recorded total interest expense of $287,916 and $844,839 related to the Loan Agreement for the three and nine months ended September 30, 2015, respectively and $132,109 and $158,421 for the three and nine months ended September 30, 2014.

At September 30, 2015, the principal balance outstanding under the Loan Agreement was $10.0 million. As of September 30, 2015, the principal and interest payments of the loan over its term are as follows:

2015	$227,500
2016	3,575,471
2017	3,815,968
2018	4,275,002
2019	—
Total	11,893,941
Less interest	(1,893,941)
Less debt discount	(96,580)
Less current portion of debt	(1,986,711)
Long-term debt, net of current portion	$7,916,709

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

6. Stockholders’ Equity

Warrants

Through October 2014, the Company issued warrants to purchase 3,886,418 shares of series B, B-2, C and D convertible preferred stock in connection with the issuance of debt, equity financing and advisory agreements. Upon completion of the IPO, all of the preferred stock warrants were converted into warrants to purchase 684,175 shares of common stock of which 612,918 were net exercised.  As of September 30, 2015, warrants to purchase 71,257 shares of common stock remain outstanding. These warrants have a weighted average exercise price of $9.00 and a weighted average remaining contractual life of approximately 8 years. The fair value of the preferred stock warrants on the dates issued was computed using an option pricing model.

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

On November 7, 2014, the Company implemented in connection with the IPO a 1-for-6.1 reverse stock split of its outstanding common stock, which was approved by the Company’s board of directors in June 2014. The reverse stock split resulted in an adjustment to the Series A, B, B-2, C and D preferred stock conversion prices to reflect a proportional decrease in the number of shares of common stock to be issued upon conversion.

In connection with the IPO in November 2014, all 46,990,685 outstanding shares of convertible preferred stock were converted into an aggregate of 8,225,062 shares of common stock.

Stock Compensation Plans

The following table summarizes the Company’s stock compensation plan activity for the nine months ended September 30, 2015:

	Options Outstanding	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2014	1,198,830	$1.68
Granted	400,719	$7.28
Exercised	(32,856)	$2.00
Forfeited	(57,021)	$5.61
Outstanding and exercisable at September 30, 2015	1,509,672	$3.01

The Company recognized non-cash share-based compensation expense related to its 2014 Employee Stock Purchase Plan, restricted stock awards and stock options granted to employees and directors as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
General and administrative	$257,938	$74,755	$732,255	$195,535
Research and development	108,048	63,220	309,759	160,906
	$365,986	$137,975	$1,042,014	$356,441

Common Stock Reserved for Future Issuance

The following shares of common stock are reserved for future issuance at September 30, 2015:

Warrants issued and outstanding	71,257
Stock options and restricted stock awards issued and outstanding	1,509,672
Authorized for future awards under stock compensation plans	1,203,900
Employee Stock Purchase Plan	302,970
3,087,799

7. Commitments

Operating Leases

The Company entered into a noncancelable operating lease for its facilities on January 20, 2015. The lease expires in March 2020.

The following table summarizes the minimum lease payments under this commitment:

2015	$91,632
2016	378,525
2017	395,520
2018	410,850
2019 and thereafter	540,801
Total	$1,817,328

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

The forward-looking statements in this Form 10-Q include, among other things, statements about:

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

•	regulatory developments in the United States and foreign countries;
•	the success of competing procedures that are or become available;
•	our ability to maintain and establish collaborations or obtain additional funding;
•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
•	our financial performance; and
•	developments and projections relating to our competitors and our industry.

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

Overview

We are a clinical-stage specialty pharmaceutical company developing therapeutics for the aesthetic market. Our initial focus is on localized fat reduction and body contouring. Our lead product candidate LIPO-202 is a potential first-in-class injectable formulation of the long-acting ß2-adrenergic receptor agonist, salmeterol xinafoate, which is an active ingredient in the U.S. Food and Drug Administration, or (the FDA), approved inhaled products, SEREVENT DISKUS, ADVAIR HFA and ADVAIR DISKUS. LIPO-202 is currently in Phase 3 clinical development in the U.S.  We intend to seek approval of LIPO-202 for the reduction of central abdominal bulging due to subcutaneous fat in non-obese patients.  We use the term central abdominal bulging to describe subcutaneous fat in the central abdomen that is often characterized by people as love-handles, a pot-belly, a pouch or stomach rolls. Currently, there is no FDA-approved drug to treat this condition.  In Phase 2 clinical trials conducted to date, LIPO-202 has demonstrated statistically significant reductions in central abdominal bulging due to subcutaneous fat in non-obese patients, and a safety profile that is similar to placebo.  We are currently conducting two pivotal U.S. Phase 3 trials of LIPO-202 and expect top-line data in December 2015. LIPO-202 is our only product candidate in clinical development and we are substantially dependent on its regulatory approval and successful commercialization.

We have never been profitable and, as of September 30, 2015, we had an accumulated deficit of $103.3 million. We incurred net losses of $17.3 million and $4.0 million for the three months ended September 30, 2015 and 2014, respectively, and $33.6 million and $7.9 million for the nine months ended September 30, 2015 and 2014, respectively. Since commencing operations in February 2007, we have invested substantially all of our efforts and financial resources in the research and development and commercial planning for LIPO-202, which is currently our lead product candidate. We have not yet filed for approval with the FDA for the commercialization of LIPO-202 and we have not generated any revenue from product sales of LIPO-202. From inception through September 30, 2015, we have primarily financed our operations through sales of equity securities, and, to a lesser extent, debt financings. We expect to continue to incur net operating losses for at least the next several years as we advance LIPO-202 through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization. We have no manufacturing facilities and all of our manufacturing activities are contracted out to third parties. Additionally, we currently utilize third-party clinical research organizations, or CROs to carry out our clinical development and we do not yet have a sales organization. We will need substantial additional funding to support our operating activities, especially as we approach anticipated regulatory approval in the United States and begin to establish our sales capabilities. Adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

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

We expense both internal and external research and development costs in the periods in which they are incurred. To date, substantially all our research and development expenses have related to the development of LIPO-202. For the three months ended September 30, 2015 and 2014, we incurred costs of $15.2 million and $0.9 million, respectively, and $27.4 million and $3.3 million for the nine months ended September 30, 2015 and 2014, respectively, on research and development expenses.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and 2014

	Three Months Ended September 30,		Change
	2015	2014	$
	(in thousands)
Operating expenses:
Research and development	$15,211	$943	14,268
General and administrative	1,769	923	846
Total operating expenses	16,980	1,866	15,114
Loss from operations	(16,980)	(1,866)	(15,114)
Interest income	6	1	5
Interest expense	(288)	(132)	(156)
Loss on change in fair value of convertible preferred stock warrants	-	(2,044)	2,044
Net loss	$(17,262)	$(4,041)	(13,221)

Research and Development Expenses. Research and development expenses increased by $14.3 million, to $15.2 million for the three months ended September 30, 2015 from $0.9 million for the three months ended September 30, 2014. Approximately $10.6 million of the increase was due to operating costs of our AbCONTOUR1 and AbCONTOUR2 U.S. Phase 3 clinical trials, which will evaluate the safety and efficacy of LIPO-202. Approximately $1.9 million of the increase was due to operating costs of LIPO-202-CL-22 open label trial and LIPO-202-CL-23 extension study in support of the registration of LIPO-202.  The remainder of the increase is due to the expansion of headcount in our clinical and regulatory departments and consulting services to support our trials, as well as the formation of a Corporate Advisory Board, or CAB, comprised of plastic surgeons, dermatologists and other physicians, that will provide expertise regarding research, product development, regulatory affairs and product positioning as we advance the development of our lead compound, LIPO-202.

General and Administrative Expenses. General and administrative expenses increased by approximately $0.8 million to $1.8 million for the three months ended September 30, 2015, from $0.9 million for the three months ended September 30, 2014. Substantially all of the increase was due to an increase in costs associated with being a publicly traded company, such as, public and investor relations, board of director expenses, general legal fees, Directors’ and Officers’ liability insurance, and addition of personnel to assist with Securities and Exchange reporting requirements.

Interest Income. Interest income increased by $5,000, to approximately $6,000 for the three months ended September 30, 2015 from approximately $1,000 for the three months ended September 30, 2014. The increase resulted from an increase in our average cash balance for the three months ended September 30, 2015, as a result of net cash proceeds received from our IPO in November 2014.

Interest Expense. Interest expense increased by approximately $156,000, to approximately $288,000 for the three months ended September 30, 2015 from approximately $132,000 for the three months ended September 30, 2014. The increase resulted from an increase in our average debt outstanding of $10.0 million during the three months ended September 30, 2015, as compared to an average debt outstanding of $4.0 million during the same period in the prior year.

Loss on Change in Fair Value of Convertible Preferred Stock Warrants. There was no loss on the change in fair value of convertible preferred stock warrants for the three months ended September 30, 2015 as upon completion of the IPO in November 2014, all convertible preferred stock warrants were converted to common stock warrants and are no longer subject to remeasurement. The loss of approximately $2.0 million for the three months ended September 30, 2014 was as a result of an increase in the fair value of the warrants during that period.

Comparison of the Nine Months Ended September 30, 2015 and 2014

	Nine Months Ended September 30,		Change
	2015	2014	$
	(in thousands)
Operating expenses:
Research and development	$27,382	$3,258	24,124
General and administrative	5,435	3,075	2,360
Total operating expenses	32,817	6,333	26,484
Loss from operations	(32,817)	(6,333)	(26,484)
Interest income	20	3	17
Interest expense	(845)	(163)	(682)
Loss on change in fair value of convertible preferred stock warrants	-	(1,430)	1,430
Net loss	$(33,642)	$(7,923)	(25,719)

Research and Development Expenses. Research and development expenses increased by $24.1 million, to $27.4 million for the nine months ended September 30, 2015 from $3.3 million for the nine months ended September 30, 2014. Approximately $17.9 million of the increase was due to operating costs of our AbCONTOUR1 and AbCONTOUR2 U.S. Phase 3 clinical trials, which will evaluate the safety and efficacy of LIPO-202. Approximately $3.6 million of the increase was due to operating costs of our additional Phase 3 clinical trials in support of the registration of LIPO-202 commencing in the nine months ended September 30, 2015. The remainder of the increase is due to the expansion of headcount in our clinical and regulatory departments and consulting services to support our trials, additional facilities and IT expenses to accommodate the expansion, as well as the formation of a Corporate Advisory Board, or CAB, comprised of plastic surgeons, dermatologists and other physicians, that will provide expertise regarding research, product development, regulatory affairs and product positioning as we advance the development of our lead compound, LIPO-202.

General and Administrative Expenses. General and administrative expenses increased by $2.4 million, to $5.4 million for the nine months ended September 30, 2015, from $3.1 million for the nine months ended September 30, 2014. Substantially all of the increase was due to an increase in costs associated with being a publicly traded company, such as, public and investor relations, general legal fees, Directors’ and Officers’ liability insurance, and addition of personnel to assist with Securities and Exchange reporting requirements.

Interest Income. Interest income increased by $17,000, to approximately $20,000 for the nine months ended September 30, 2015 from approximately $3,000 for the nine months ended September 30, 2014. The increase resulted from an increase in our average cash balance for the nine months ended September 30, 2015, as a result of net cash proceeds received from our IPO in November 2014.

Interest Expense. Interest expense increased by approximately $682,000, to approximately $845,000 for the nine months ended September 30, 2015 from approximately $163,000 for the nine months ended September 30, 2014. The increase resulted from an increase in our average debt outstanding during the nine months ended September 30, 2015, as compared to the same period in the prior year.

Loss on Change in Fair Value of Convertible Preferred Stock Warrants. There was no loss on the change in fair value of convertible preferred stock warrants for the nine months ended September 30, 2015 as upon completion of the IPO in November 2014, all convertible preferred stock warrants were converted to common stock warrants and are no longer subject to remeasurement. The loss of approximately $1.4 million for the nine months ended September 30, 2014 was as a result of an increase in the fair value of the warrants during that period.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operating activities for the nine months ended September 30, 2015 and 2014. As of September 30, 2015, we had an accumulated deficit of $103.3 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of LIPO-202 and incur additional costs associated with being a public company.

Prior to our IPO in November 2014, we funded our operations primarily through private placements of our convertible preferred stock, warrants, venture debt and convertible debt. In November 2014, we completed our IPO of 4,650,000 shares of common stock at an offering price of $14.00 per share. We received net proceeds of approximately $57.7 million, after deducting underwriting discounts, commissions and offering-related transaction costs. At September 30, 2015, we had cash and cash equivalents of approximately $51.3 million.

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for at least the next twelve months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Summary Statement of Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash used in operating activities	$(24,336)	$(6,423)
Net cash used in investing activities	(426)	(7)
Net cash provided by financing activities	85	16,717
Net (decrease) increase in cash and cash equivalents	$(24,677)	$10,287

Cash Flows from Operating Activities. Net cash used in operating activities was $24.3 million and $6.4 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in cash used in operations for the nine months ended September 30, 2015 compared to September 30, 2014 is primarily due to an increased net loss of $24.1 million for the nine months ended September 30, 2015 and a loss on change in fair value of preferred stock warrants of approximately $1.4 million for the nine months ended September 30, 2014, which did not occur in 2015, offset primarily by an increase in accounts payable and accrued expenses of $7.5 million for the nine months ended September 30, 2015.

Cash Flows from Investing Activities. Net cash used in investing activities was approximately $426,000 and $7,000 for the nine months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015, cash used for investing activities consisted primarily of the purchase of furniture and equipment of $226,000 and an increase in restricted cash of $200,000.  During the nine months ended September 30, 2014, cash used for investing activities consisted primarily of the purchase of furniture and equipment.

Cash Flows from Financing Activities. Net cash provided by financing activities was approximately $85,000 and $16.7 million for the nine months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015, cash provided by financing activities consisted primarily of the issuance of common stock for option exercises and the employee stock purchase plan. During the nine months ended September 30, 2014, cash provided by financing activities consisted primarily of approximately $13.6 million of net proceeds from the issuance of preferred stock for cash, and $3.8 million of net proceeds from bank loan.

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

Contractual obligations and commitments

During the nine months ended September 30, 2015, the Company entered into a noncancelable operating lease (see Note 7 “Commitments”). Other than described in Note 7 there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual obligations and commitments” in our annual report on Form 10-K for the year ended December 31, 2014.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2015, there have been no material changes in our market risk from that described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2014.

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
●

whether the FDA or other applicable foreign regulatory bodies ultimately grant a deferral or waiver with regard to submission of some or all pediatric data,  despite the acceptance by the FDA to our initial Pediatric Study Plan, which includes  a waiver of pediatric study requirements with regard to patients through age 12, and deferral of submission of data in adolescents ages 13-17 until after the approval of LIPO-202, if LIPO-202 is approved;

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

In addition, a large portion of our target physician market is comprised of plastic surgeons who utilize surgical methods for fat reduction. Such physicians may find it more advantageous to utilize surgical techniques to remove localized fat deposits rather than a cosmetic injectable therapy such as LIPO-202. Additionally, some non-invasive technologies for the reduction of fat or “body contouring” have received marketing clearance from the FDA. For example, in September 2010, Zeltiq Aesthetics, Inc. received clearance for their body contouring system, CoolSculpting, which utilizes controlled cooling to reduce the temperature of fat cells in the treated area for the selective reduction of fat around the flanks. Zerona, a laser energy-based product marketed by Erchonia Corporation, and Liposonix, an ultrasound energy-based product marketed by Valeant Pharmaceuticals, Inc., have also received FDA marketing clearance. In April 2015, Kythera, Inc., which was recently acquired by Allergan plc, received FDA approval for KYBELLA, for improvement in the appearance of moderate to severe convexity or fullness associated with submental fat, or chin fat, in adults.  KYBELLA may be used off-label by physicians in the abdomen, the expected treatment indication for LIPO-202, which may decrease the market available for LIPO-202 if approved.

Many of these potential competitors are large and/or experienced companies that have substantially greater resources and brand recognition than we do. By way of example, Kythera was recently acquired by Allergan. Competing in the aesthetic market could result in price-cutting, reduced profit margins, and limited market share, any of which would harm our business, financial condition, and results of operations.

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

In September 2014, a law firm representing one or more unidentified third parties filed with the USPTO two separate Requests for Ex Parte Reexamination against two of our issued US patents: one against each claim of our U.S. Pat. No. 8,420,625, or the ’625 patent, and one against each claim of our U.S. Pat. No. 8,404,750, or the ’750 patent. Third party challenges, including for example ex parte reexamination proceedings, to patents in the specialty pharmaceutical field are not uncommon.  The reexamination process is provided for by law and requires the USPTO to consider the scope and validity of issued patents if requested. The USPTO granted each request for reexamination and later issued office communications with respect to each patent. We promptly responded to both communications, and in August, 2015, the USPTO issued a re-examination certificate with respect to each patent, confirming the patentability of all claims of both the ’625 and ’750 patents.

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

The net proceeds from the offering are currently invested in money market funds. We have used the proceeds from the IPO for the advancement of our U.S. Phase 3 clinical trials and other supplemental studies in support of a potential NDA filing as follows:

•	approximately $8.4 million to fund our LIPO-202-CL-18, or AbCONTOUR1, clinical pivotal trial;
•	approximately $8.4 million to fund our LIPO-202-CL-19, or AbCONTOUR2, clinical pivotal trial; and
•	approximately $2.2 million to fund our LIPO-202-CL-22 clinical trial to support registration;

Additionally, we have used approximately $5.7 million to fund our general and administrative expenses and general research and development operations. We currently intend to use the remainder of the net proceeds from the IPO for further advancement of our U.S. Phase 3 clinical trials and other supplemental studies of LIPO-202 to support the registration of LIPO-202 for the reduction of central abdominal bulging due to subcutaneous fat in non-obese patients.

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

Company Name

Date: November 12, 2015	By:	/s/ George W. Mahaffey
George W. Mahaffey
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2015	By:	/s/ Susan A. Knudson
Susan A. Knudson
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Filed with this	Incorporated by Reference
Number	Exhibit Title	Form 10‑Q	Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation.		S‑1	333‑199449	10/17/2014
3.2	Amended and Restated Bylaws.		S‑1	333‑199449	10/17/2014

4.2	Warrant to Purchase Stock, dated February 23, 2010, issued to Silicon Valley Bank.		S‑1	333‑199449	10/17/2014

4.3	Warrant to Purchase Stock, dated March 30, 2012, issued to Silicon Valley Bank.		S‑1	333‑199449	10/17/2014

4.4	Warrant to Purchase Stock, dated August 17, 2012, issued to Silicon Valley Bank.		S‑1	333‑199449	10/17/2014

4.5	Warrant Agreement, dated June 11, 2014, by and between the Registrant and Hercules Technology III, L.P.		S‑1	333‑199449	10/17/2014

4.6	Fourth Amended and Restated Investors’ Rights Agreement, dated September 22, 2014, by and between the Registrant and the investors listed therein.		S‑1	333‑199449	10/17/2014

31.1‡	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended.	X

31.2‡	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended.	X

32.1‡	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2‡	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X