Form 10-K
period 2015-12-31
Neothetics, Inc.
filed 2016-03-29
CIK 1618835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

The aggregate market value of the common stock held by non‑affiliates of the registrant was approximately $56,139,000 as of June 30, 2015 based upon the closing sale price on the NASDAQ Global Market reported for such date. Shares of common stock held by each executive officer and director and certain holders of more than 10% of the outstanding shares of the registrant’s common stock have been excluded in that such persons may be deemed to be affiliates. Shares of common stock held by other persons, including certain other holders of more than 10% of the outstanding shares of common stock, have not been excluded in that such persons are not deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of February 29, 2016 was 13,750,016.

INCORPORATION BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A in connection with the registrant's 2016 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this annual report on Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2015.

i

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form, 10-K contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements, other than statements of historical facts, contained in this document, including statements regarding our business, operations and financial performance and conditions, as well as our plans, objectives and expectations for our business operations and financial performance and condition, are forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “potential,” “should,” “target,” “will,” “would,” or the negative of those terms and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Form 10-K include, among other things, statements about:

•	our ability to develop a modified formulation of LIPO-202;
•	whether our modified formulation of LIPO-202 is able to achieve the positive results observed from the Phase 2 RESET clinical trial;
•	the initiation, timing, progress and results of ongoing and future Phase 2 and Phase 3 clinical trials and any preclinical studies, and our research and development programs;
•	our expectations regarding timing of results in our clinical trials;
•	our ability to raise additional funding for future clinical trials and operations;
•	estimates of our expenses, future revenue, capital requirements and our needs for additional financing;
•	implementation of our business model, strategic plans for our business, product candidates and technology;
•

the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology and our ability to operate our business without infringing on the intellectual property rights of others;

•	our expectations regarding the timing of our submission of an NDA for approval of LIPO-202 with the FDA and the likelihood and timing of approval of such NDA;
•	the potential for commercialization and market acceptance of LIPO-202;
•	our expectations regarding the potential market size and opportunity for LIPO-202, if approved for commercial use;
•	our plans to commercialize LIPO-202 and our ability to develop and maintain sales and marketing capabilities;
•	regulatory developments in the United States and foreign countries;
•	the success of competing procedures that are or become available;
•	our ability to maintain and establish collaborations;
•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
•	our financial performance; and
•	developments and projections relating to our competitors and our industry.

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

Item 1. Business

Overview

We are a clinical-stage specialty pharmaceutical company developing therapeutics for the aesthetic market. Our initial focus is on localized fat reduction and body contouring. Our lead product candidate, LIPO-202, is a first-in-class injectable formulation of the long-acting ß2-adrenergic receptor agonist, salmeterol xinafoate, which is an active ingredient in the U.S. Food and Drug Administration, or FDA, approved inhaled products SEREVENT DISKUS, ADVAIR HFA and ADVAIR DISKUS. We plan to continue the further development of LIPO-202 for the reduction of central abdominal bulging due to subcutaneous fat in non-obese patients. We use the term central abdominal bulging to describe subcutaneous fat in the central abdomen what is often characterized by people as a pot belly, a pouch or stomach rolls, among a number of other commonly used terms, and for which there is no FDA approved Drug.  We also plan to evaluate the use of LIPO 202 for the reduction of unwanted localized fat deposits under the chin, also commonly known as “submental fat.”

We completed our initial Phase 2 development of LIPO-202 in 2013, showing a statistically significant reduction in central abdominal bulging due to subcutaneous fat in non-obese patients. In 2015, we conducted two pivotal U.S. Phase 3 trials of LIPO-202, which failed to meet their co-primary composite or secondary endpoints as well as showing near identical results with no bias in sites or subgroups. In these trials, AbCONTOUR1 and AbCONTOUR2, LIPO-202 continued to show a safety profile similar to placebo. We, and expert consultants that we engaged, conducted a detailed review of these unexpected trial results.  Based on the results of the review by us and our expert consultants, we concluded that modifications intended to make LIPO-202 commercially ready may have affected the efficacy of the drug product. We have initiated work on a modified formulation of LIPO-202, primarily based on the drug product formulation used in the Phase 2 RESET trial. We plan to conduct a randomized, placebo-controlled, double-blind Phase 2 clinical trial for the reduction of central abdominal bulging with this modified formulation and expect top-line data in the first quarter of 2017. We also plan to conduct a Phase 2 proof of concept trial to examine the use of LIPO-202 for the reduction of unwanted localized fat deposits under the chin, or submental fat, with this modified formulation and expect top-line data in late fourth quarter of 2016. If either one of these trials and any future Phase 2 and Phase 3 trials are successful, we would then expect to file a new drug application, or NDA, utilizing the 505(b)(2) regulatory pathway, which permits us to file an NDA where at least some of the information required for approval comes from studies that were not conducted by or for us, and to which we do not have a right of reference, and which allows us to rely to some degree on the FDA’s finding of safety for, and approval of, another product containing salmeterol xinafoate, the active ingredient in LIPO-202. If approved by the FDA, we believe LIPO-202 will be a best-in-class non-surgical procedure for localized fat reduction and body contouring.

Current treatment options for cosmetic procedures are primarily limited to surgical options, such as lipoplasty, or liposuction for which the FDA has cleared relevant medical devices, and non-surgical options, such as energy-based medical devices, also cleared by the FDA. These surgical and non-surgical options are designed to remove, damage or kill fat cells, and in many cases can cause adverse consequences for the patient. For instance, while liposuction procedures remove fat, they require significant physician skill and resources, involve pain, and require recovery time. Existing non-surgical options are often painful, may produce limited or inconsistent results and may require multiple or ongoing maintenance treatments resulting in longer aggregate treatment time than is anticipated with LIPO-202. Unlike existing treatment options, LIPO-202 is administered in a quick, simple, subcutaneous injection procedure that we believe activates the body’s natural process of breaking down stored triglycerides (fat), resulting in a reduction in the size and volume of fat cells in the treatment area without damage to nearby tissues. LIPO-202 produces a meaningful flattening of the central abdomen, with results seen as early as four weeks with minimal risk and no downtime.

LIPO-202 is an injectable formulation of salmeterol xinafoate, a well-known long-acting ß2-adrenergic receptor agonist. Drugs containing the inhaled form of salmeterol xinafoate have been approved by the FDA and are marketed by GlaxoSmithKline (SEREVENT DISKUS, ADVAIR HFA and ADVAIR DISKUS). Salmeterol xinafoate is used in these drugs to relax bronchial smooth muscle in the treatment of asthma and chronic obstructive pulmonary disease, or COPD. Our studies suggest that salmeterol xinafoate also activates ß2-adrenergic receptors on fat cells, triggering the metabolism of triglycerides stored in the fat cells and thereby shrinking them across the treatment area. LIPO-202 can be administered by a physician or clinician in approximately five minutes in a specified number and defined placement of subcutaneous injections across the abdominal treatment area using a small, 30-gauge needle.

Our second product candidate, LIPO-102, is an injectable form of a combination of salmeterol xinafoate and fluticasone propionate. While we currently have no plans to develop LIPO-102, we may advance our second product candidate, LIPO-102, into Phase 2 proof of concept clinical trials for the treatment of the orphan indication of symptomatic exophthalmos, or protrusion of the eye from the orbit, associated with thyroid-related eye disease caused by the expansion of fat and muscle behind the eye.

Our patent estate consists of five U.S. issued method of treatment and/or formulation patents and eight U.S. pending patent applications, as well as granted and/or pending foreign counterparts of the U.S. patents and pending applications. Four of the issued U.S. patents are directed to both LIPO-202 and LIPO-102 product candidates. Our patent directed to methods of treatment and pharmaceutical formulations is expected to expire no earlier than 2026.

Our Strategy

Our objective is to build a leading aesthetics company grounded in innovation. We emphasize rigorous product development, patient satisfaction and patient safety and look to develop and commercialize products in areas of high aesthetic value. Our focus is on the further development and commercialization of LIPO-202, including for the reduction of central abdominal bulging due to subcutaneous fat in non-obese patients and for the reduction of unwanted localized fat deposits under the chin, or submental fat.

Key elements of our strategy are:

•

Complete Clinical Development and Seek Regulatory Approval.  We plan to conduct a randomized, placebo-controlled, double-blind Phase 2 clinical trial for the reduction of central abdominal bulging with a modified formulation of LIPO-202 and expect top-line data in the first quarter of 2017.  We also plan to initiate a Phase 2 proof of concept study to examine the use of LIPO-202 for the reduction of unwanted localized fat deposits under the chin, or submental fat, and expect top-line data late fourth quarter of 2016.  If either one of these trials and any future Phase 2 and Phase 3 trials are successful, we expect to file a new drug application, or NDA, utilizing the 505(b)(2) regulatory pathway.

•

Explore the Use of LIPO-202 in Additional Indications. We are currently developing LIPO-202 for the reduction of central abdominal bulging due to subcutaneous fat in non-obese patients and localized fat deposits located under the chin, or submental fat. We have identified other areas of the body with high aesthetic value where LIPO-202 could potentially be effective for localized fat reduction, including fat deposits located on the back of arms, along bra lines, on the flanks, hips, side of knees, inner and outer thighs, calves or buttocks. We may develop LIPO-202 for the treatment of one or more of these areas.

•

Future Commercialization of LIPO-202 in the United States. If LIPO-202 is approved by the FDA, we intend to commercialize LIPO-202 in the United States by building a focused, specialized sales force targeting plastic surgeons and cosmetic dermatologists operating in the aesthetics market.

•

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

•

Establish Selective Strategic Partnerships to Maximize the Commercial Potential of LIPO-202. Outside of the United States, we plan to evaluate whether to develop or commercialize LIPO-202 on our own or in collaboration with potential partners.

Our Market Opportunity

According to American Society for Aesthetic Plastic Surgery, or ASAPS, Americans spent more than $13.5 billion on cosmetic procedures in 2015, including approximately $8 billion on surgical aesthetic procedures and $5.5 billion on non-surgical aesthetic procedures. Since 1997, there has been a more than 680% increase in the total number of cosmetic procedures, with surgical procedures increasing by more than 110% and nonsurgical procedures increasing by 1370%, reflecting continued acceptance of cosmetic surgery and increasing consumer demand for all types of aesthetic procedures, particularly injectable and non-surgical procedures. We believe several factors are contributing to ongoing growth in aesthetic procedures, including:

•

Increased Acceptance of Cosmetic Procedures to Maintain an “Ideal” Appearance: The American culture places emphasis on an individual’s physical appearance and perpetuates a lean, symmetrical body image as ideal. A 2015 survey conducted by the American Society for Dermatologic Surgery, or ASDS, revealed that 50% of consumers are considering cosmetic procedures and approximately 90% of the consumers surveyed were troubled by excess weight on some part of their body.

•

Growth of Non-Invasive Body Contouring Market. ASAPS estimated that in 2015 there were more than 160,000 nonsurgical fat reduction procedures performed, reflecting approximately 20% growth over the prior year. The 2015 ASDS Consumer Survey detailed the percentage of the population somewhat to extremely bothered by excess weight on any part of the body at 88% and excess fat under the chin/neck at 67%. Currently available surgical and non-surgical options for body contouring are designed to remove, damage or kill fat cells. In many cases, due to their mechanisms of action, these options typically take weeks to months to result in the desired fat reduction, and may cause adverse consequences for the patient. While liposuction procedures remove fat, they require significant physician skill and resources, involve pain, require some recovery time and carry the risks associated with any surgical procedure. Existing non-surgical options are often painful, may produce limited or inconsistent results and may require multiple or ongoing maintenance treatments resulting in longer aggregate treatment time.  Unlike existing treatment options, LIPO-202 is administered in a quick, simple, subcutaneous injection procedure that activates a natural metabolic process to shrink fat cells, without killing them, resulting in localized fat reduction with minimal risk and no downtime.

If approved, we believe LIPO-202 will be a novel non-surgical body contouring solution as the first approved non-ablative injectable treatment for localized fat reduction. The U.S. market for aesthetic non-surgical procedures has grown 605% since 1997, driven mostly by the introduction of cosmetic injectables such as botulinum toxins and dermal fillers. As an injectable, we believe LIPO-202 is well positioned to benefit from the broad acceptance and growth of the injectable aesthetic market. Injectable procedures, including botulinum toxin and dermal filler procedures, have increased from approximately 65,000 in 1997 to approximately 6.7 million procedures in 2015. In 2015, patients in the United States spent approximately $2.8 billion on injectable aesthetic procedures. We believe the early adopters of LIPO-202 will be many of the approximately two million Americans who are already receiving cosmetic injectable therapy. These patients have already demonstrated a willingness to pay out-of-pocket costs for aesthetic procedures, are comfortable with injections and have adopted that modality as part of their aesthetic regimen. In addition to existing cosmetic injectable patients, we believe LIPO-202 will also appeal to a broader base of new patients in the United States since the procedure has demonstrated a favorable safety and tolerability profile and more physicians are likely to offer LIPO-202 because it does not require expensive capital equipment outlay.

Limitations of Existing Treatment Options for Fat Reduction and Body Contouring

Current treatment options for fat reduction and body contouring include surgical options, such as lipoplasty, or liposuction, and non-surgical options, such as energy-based medical devices and one FDA approved injectable drug, Kybella®, specifically for submental fat contouring. These options are designed to remove, damage or kill fat cells. We believe that, continued growth of the fat reduction and body contouring market will be hampered by the limitations of the current surgical and non-surgical procedures.

Limitations of Surgical Liposuction Procedures

Liposuction is a surgical procedure that requires a physician to make an incision in the area to be treated and insert a suction cannula to dislodge and vacuum out the fat. The procedure may cause tissue trauma, involve pain and may have an extended recuperation period for patients. The surgery can be done under local or general anesthesia.

•

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

•

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

•

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

•

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

•

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

•

Need for Capital Outlay and Exam Space. According to our own market research, physicians are concerned about the significant capital outlay required to purchase an energy-based device, which can be well-over $100,000. In some cases, multiple devices may be required to address multiple treatment areas efficiently. These devices may require dedicated office space or exam rooms, reducing clinical practice room space.

•

Length of Time to Visible Result. Many of the energy-based devices, based on their mechanism, cause the fat cell to be damaged or destroyed and rely on the body’s own immune response mechanisms to clear the affected tissue from the body. As the tissue is cleared, results may slowly become noticeable and typically are apparent in two to four months.

•

Potential for Serious Side Effects. FDA data indicates that fat reduction treatments such as cryolipolysis and ultrasound may lead to serious adverse events, such as umbilical hernia, nerve damage, extended and debilitating pain and burns.

Our Body Contouring Solution

LIPO-202 is a proprietary, first-in-class injectable formulation of the well-known long-acting ß2-adrenergic receptor agonist, salmeterol xinafoate, which is an active ingredient of FDA-approved inhaled products such as SEREVENT DISKUS, ADVAIR HFA and ADVAIR DISKUS. Our studies suggest that salmeterol xinafoate activates ß2 -adrenergic receptors on fat cells, triggering the body’s natural process of metabolizing stored triglycerides (fat) resulting in a reduction in size and volume of the fat cells in the treatment area without damage of nearby tissues. If approved, we believe LIPO-202 will offer physicians and patients a safe, non-surgical and effective means to achieve targeted localized fat reduction and will become the standard for body contouring treatment for the following reasons:

•

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

•

Natural and Non-Traumatic Mechanism of Action. Our studies suggest that LIPO-202 activates ß2-adrenergic receptors on fat cells, triggering the body’s natural process of metabolizing stored triglycerides (fat) resulting in a reduction in size and volume of the fat cells in the treatment area without damage of nearby tissues. By activating this natural metabolic process, we have been able to demonstrate a reduction in central abdominal bulging due to subcutaneous fat without the risks and adverse events typically seen with current surgical and non-surgical options.

•

Widely Accepted Modality that Addresses an Established and Expandable Market. Aesthetic physicians and patients are already familiar with and accept injectable products as a key modality for the treatment of cosmetic concerns. According to ASAPS, in 2015, cosmetic patients in the United States underwent approximately 6.7 million injectable procedures and spent close to $2.8 billion on those treatments. We believe these dynamics will drive adoption of LIPO-202 by patients seeking localized fat reduction and body contouring treatments.

•

Patient-Friendly Procedure with Rapid Onset of Effects. Unlike surgical or energy-based device treatment, which can take over thirty minutes to an hour per area, the injection procedure for administering LIPO-202 takes approximately five minutes or less to perform. Furthermore, in our clinical trials, the side effects of treatment observed were primarily mild and transient injection site reactions likely due to the needle sticks themselves. Unlike most other fat reduction procedures available today, LIPO-202 injections are simple and quick, and patients can be treated during their normal day and return to regular daily activities immediately, with measurable results in as soon as four weeks.

•

Low Barrier to Adoption. If approved, we believe LIPO-202 will increase the rate of adoption by physicians due to (1) expanded use by physicians, including dermatologists and primary care physicians, by offering a localized fat reduction treatment without the need to acquire any capital equipment, (2) higher economics from a complementary therapy with cash-pay reimbursement,

(3) increased efficiency by administration using a physician extender or nurse, (4) higher patient traffic to provide opportunities to upsell additional products and services and (5) simplicity of procurement through existing pharmaceutical channels for injectable aesthetic products.

Our Product Candidate: LIPO-202

Description of LIPO-202

Our studies suggest that LIPO-202 targets and stimulates natural fat tissue metabolism to achieve non-ablative, non-surgical fat tissue reduction in specific locations using salmeterol xinafoate, which is an active ingredient of FDA-approved products such as SEREVENT DISKUS, ADVAIR HFA and ADVAIR DISKUS. LIPO-202 is a novel injectable form of salmeterol xinafoate designed to produce local, selective fat tissue reduction, or pharmaceutical lipoplasty. We plan to continue the development of LIPO-202, for the reduction of central abdominal bulging due to subcutaneous fat in non-obese patients.  We also plan to evaluate the use of LIPO-202 for the reduction of unwanted localized fat deposits under the chin, or submental fat.  LIPO-202 can be administered by a physician or clinician in approximately five minutes or less in a specified number and defined placement of subcutaneous injections across the abdominal treatment area through a small 30-gauge needle.

Mechanism of Action

Salmeterol xinafoate is a highly selective, long-acting ß2-adrenergic receptor agonist. Adrenergic receptors play a major role in the regulation of several processes in the body, including fat cell metabolism. As shown in Figure 1 below, salmeterol xinafoate activates ß2-adrenergic receptors located on human fat cells and triggers the natural process of metabolism of triglycerides in these cells to free fatty acids and glycerol. Administering LIPO-202 evenly across the abdomen can shrink fat cells and reduce central abdominal bulging due to subcutaneous fat. In this way, unlike many other treatments which remove, damage or kill fat cells, LIPO-202 reduces local fat stores and the bulges they create without damage to the fat cells or nearby tissues.

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

Clinical Endpoint Tool Development for Central Abdominal Bulging

There are currently no FDA-accepted endpoint tools for assessing change in central abdominal bulging due to subcutaneous fat for pharmaceutical products. Consequently, we developed methods of patient assessment and clinician rating of bulging, as well as physical measures of bulging and a questionnaire that measures the impact of bulging on patients. These assessment and rating tools are similar to other rating scales used for approved aesthetic drug products and medical devices, such as botulinum toxins, dermal fillers and Kybella, and were validated using scientific principles and process recommendations consistent with the FDA’s guidance document, “Patient-Reported Outcome Measures: Use in Medical Product Development to Support Labeling Claims,” in an effort to ensure reliability, content validity, construct validity and sensitivity to change over time. The FDA’s Division of Dermatologic and Dental Products typically recommends a static evaluation of overall disease severity on an ordinal scale with approximately five severity grades. In a meeting with the FDA’s Division of Dermatologic and Dental Products, we received a recommendation from the FDA that the rating scales be a static evaluation of overall disease severity and to accomplish this, the global assessment scale should be an ordinal scale with approximately five severity grades pursuant to which each grade should be defined by a distinct and clinically relevant morphologic description that minimizes interobserver variability. We selected a five-point ordinal scale for the patient self-assessment. We then developed a six-point clinician photonumeric scale, or CPnS scale, in connection with our definition of treatment responders according to an iterative process as described in the “FDA’s Patient-Reported Outcomes Guidance” document. Our development of the photonumeric scales for clinicians started with five-point male and female versions. However, in the validation of these photonumeric scales with board-certified cosmetic dermatologists and plastic surgeons, item response theory analysis, or statistical analysis, suggested slight modifications to the individual photos and the addition of another photo would provide a wider range of options to improve and facilitate discrimination between photos. Based on these modifications and the additional photo, the six-point scale produced a stronger inter-rater agreement resulting in greater reliability than a five-photonumeric scale. Therefore, we determined that the six-point CPnS would be a more reliable measure to identify treatment responders to LIPO-202.

The following is a description of key measures we have developed and evaluated in endpoint assessment trials and in clinical testing:

•	Patient-Reported Patient-Global Abdominal Perception Scale, or P-GAPS. A patient self-assessment of the amount of bulging in the central abdomen on a five-point ordinal scale, as follows:

0 = Flat

1 = Almost Flat

2 = Slight Bulge, Not Flat

3 = Bulge

4 = Big Bulge

•

Clinician-Reported Clinician Photonumeric Scale. A clinician rating of the amount of bulging in the central abdomen on a six-point photonumeric scale pursuant to which the clinician performs a match-to-sample from two gender-specific scales of lateral profile torso pictures with progressively larger abdominal bulges as shown in Figure 2 below.

Figure 2. Six-point Clinician Photonumeric Scale, or CPnS

•	Abdominal Contour Questionnaire, or ACQ. A ten-item patient questionnaire on the impact of bulging in the central abdomen, each on an ordinal scale, consisting of the following:
•	How important is flattening of the treatment area to you?
•	How self-conscious are you about how the treatment area looks?
•	How much bulging do you see in the treatment area?
•	How bothered are you about the bulging you notice in the treatment area?
•	The treatment area makes me look less attractive?
•	I wear certain clothes to hide or disguise how the treatment area looks?
•	If other people saw the treatment area, I think they would judge me negatively?
•	Because of the bulging in the treatment area, I feel self-conscious when wearing certain types of clothing?
•	The bulge in the treatment area limits the clothes I can buy or wear?
•	Overall, how satisfied are you with the flatness of the treatment area?
•

Laser-Guided Manual Tape Measure Procedure. A precise and reproducible measure of circumference at three levels on the abdomen using patient standardization instructions, such as positioning, posture, and breathing, a self-tensioning tape measure, our treatment area grid, consisting of a temporary tattoo applied to the central abdomen, and a tripod-mounted laser level to assure horizontal placement of the tape measure.

Summary of Clinical Endpoints for Abdominal Bulging

Primary Endpoint

The FDA, Division of Dermatologic and Dental Products, has historically defined responders to treatment as patients who show at least a two-point improvement on P-GAPS that is corroborated by the treating clinician as at least a two-point improvement on the CPnS. Our empirical data defines clinically-meaningful responders to treatment as those patients who show at least a one-point improvement in abdominal bulging, or achieve abdominal flattening, on the P-GAPS that is corroborated by the treating clinician as at least a two-point improvement in abdominal bulging, or achievement of abdominal flattening, on the CPnS.

We defined our primary endpoint as a co-primary, composite endpoint that includes both the “clinically-meaningful” and the “statistical” responders to treatment. The clinically-meaningful responders to treatment are those patients who show at least a one-point improvement in abdominal bulging, or achieve abdominal flattening, on the P-GAPS that is corroborated by the treating clinician as at least a two-point improvement in abdominal bulging, or achievement of abdominal flattening, on the CPnS. The statistical responders to treatment are those patients who show at least a two-point improvement in abdominal bulging, or achieve abdominal flattening, on the P-GAPS that is corroborated by the treating clinician as at least a two-point improvement in abdominal bulging, or achievement of abdominal flattening, on the CPnS.

Secondary Endpoint

In addition to the primary endpoints, the FDA also recommends that for aesthetic outcomes a physical, or objective, measure be incorporated as an endpoint to confirm what is observed by patients and clinicians. Therefore, when developing primary and secondary endpoints, we established the P-GAPS and CPnS methods as primary endpoints and evaluated a variety of physical or quantitative measures in a clinical trial setting as potential secondary objective endpoints, including skin-fold thickness calipers, manual tape measure, laser-guided manual tape measure, two-dimensional, or 2-D, ultrasound, three-dimensional, or 3-D, digital photographic imaging and magnetic resonance imaging, or MRI. We conducted Study VAL-CL-13 to provide an initial assessment of MRI as a potential secondary physical measure of efficacy in future trials, as well as to assess it in comparison to 3-D digital imaging and laser-guided manual tape measure. This single center, single day study showed that MRI could measure the desired abdominal circumferences and volumes, although it was less precise than the laser-guided tape measure procedure even in this highly controlled setting. Study VAL-CL-13 did not address the suitability of MRI as a measure of change over time in a multi-center clinical trial setting. Instead, we assessed MRI as a measure of change over time in a multi-center clinical trial setting as part of the RESET trial. A number of these physical measures were evaluated by us in the RESET trial, including skin-fold thickness calipers, laser-guided manual tape measure and MRI. We used MRI as an assessment in 226 of the 513 patients enrolled in the RESET trial. Despite rigorous standardization of all procedures and protocols, we found MRI to be highly variable as a measure of change in abdominal volumes and circumferences in the treatment area due to both identified and unidentified sources of variability. Furthermore, the measured changes from baseline to End-of-Study in abdominal volumes and circumferences were not different from zero, or no change, in any treatment group, suggesting that abdominal MRI lacks the sensitivity to detect change in a multi-center clinical trial setting. Moreover, the lack of observed changes with MRI was at odds with reductions in central abdominal bulging demonstrated using the patient assessment and clinician ratings and all of the other physical measurement tools deployed in the same study. Skin-pinch calipers as a means of estimating change in the thickness of abdominal subcutaneous fat at a consistent location within the treatment area was found to be directionally consistent with all other endpoints except MRI, less variable than MRI, but more variable than the laser-guided tape measure in RESET. Based on extensive evaluation of these methods for measuring secondary endpoints, we believe that the standardized laser-guided tape measure procedure is precise, reproducible and is the most suitable and appropriate measure to assess the efficacy of LIPO-202 in Phase 3 trials as a secondary quantitative endpoint. At the End-of-Phase 2 meeting, the FDA expressed concern that the observed circumference changes with LIPO-202 measured using the laser-guided tape measure procedure may be influenced by factors such as posture, breathing and flexing and advised us to incorporate 2-D ultrasound as a direct measure of changes in abdominal subcutaneous fat thickness which we believe the FDA views as the key advantage of 2-D. However, as it relates to measuring fat in the abdomen, there is limited literature supporting 2-D ultrasound as an appropriate measure of change over time and for multi-site studies. Moreover, based on the Phase 3 and prior evaluations and , we believe that 2-D ultrasound is not be robust enough to measure change over time taking into consideration the variability and insensitivity of 2-D ultrasound to change. Therefore, we continue to believe that the laser-guided tape measure procedure is the most appropriate measure for LIPO-202 and changes in central abdominal bulging due to subcutaneous fat.

Phase 2 Clinical Trial: RESET

We completed a 513-patient, randomized, placebo-controlled, multi-center Phase 2 dose-ranging clinical trial with LIPO-202, known as the RESET study, utilizing all of the key clinical endpoint tools described above and study design features. Non-obese male and female adult patients who had at least a slight abdominal bulge due to excess subcutaneous fat and who expressed dissatisfaction with their abdominal contour were enrolled in this study. Trial subjects received 20 one mL subcutaneous injections of LIPO-202 in 0.4, 1.0 or 4.0 µg total weekly doses or placebo which consisted of a 0.9% sodium chloride injection USP once weekly for eight weeks. These injections were made into a standardized periumbilical treatment area defined by our treatment area grid with a pre-marked area of approximately 400 cm2 between axial planes at 35 mm above the umbilicus and at 70 mm below the umbilicus, and with each of the 20 injection sites spaced four cm apart. Central abdominal bulging due to subcutaneous fat was assessed on Day 1 as the baseline pre-treatment day, Day 29, which was one week after the fourth set of injections and on Day 57, which was one week after the eighth set of injections.

Statistically significant reductions in central abdominal bulging due to subcutaneous fat in non-obese patients from baseline at Day 1 and from placebo were demonstrated with LIPO-202 on the key clinical endpoint measures. The most significant reductions observed in the patients were those who received the 0.4 µg total weekly dose of LIPO-202. We also reviewed p-values, which is a conventional statistical method for measuring the statistical significance of clinical results. In clinical trials, the “p-value” is the probability that the result was obtained by chance. For example, a “p-value” of 0.10 would indicate that there is a 10% likelihood that the observed results could have happened at random. By convention, a “p-value” that is less than 0.05 is considered statistically significant. As shown in Figure 3 below, by both empirical and historical FDA definitions of a responder to treatment, there was a significantly greater percentage of responders to the 0.4 µg total weekly dose of LIPO-202 than to placebo. By the clinically-meaningful empirical definition of a responder, 16.4% of subjects treated with 0.4 µg of LIPO-202 weekly for eight weeks were defined as one-point P-GAPS and two-point CPnS responders compared to 6.8% of subjects receiving placebo injections. This was a statistically significant improvement (p-value = 0.043). By the FDA’s historical definition of a responder, 6.4% of subjects treated with 0.4 µg of LIPO-202 weekly for eight weeks were defined as two-point P-GAPS and two-point CPnS responders compared to less than 1% of subjects receiving placebo injections. This was a statistically significant improvement (p-value = 0.024).

0.4 μg Total Weekly Dose Group

All Dose Groups

Figure 3. Significant increase in responders to LIPO-202 treatment compared to placebo

Using the standardized laser-guided manual tape measure procedure, the 0.4 µg total weekly dose of LIPO-202 produced significant reductions in abdominal circumference at the umbilicus compared to placebo as shown in Figure 4 below. The 0.4 µg total weekly dose of LIPO-202 reduced umbilical circumference, on average, by 1.6 cm compared to 0.7 cm for placebo. This was a statistically significant improvement (p-value = 0.001).

Figure 4. Significant reduction of circumference at the umbilicus by LIPO-202

As with umbilical circumference and as shown in Figure 5 below, the 0.4 µg total weekly dose of LIPO-202 produced significant reductions in abdominal volume in the treatment area compared to placebo. The 0.4 µg total weekly dose of LIPO-202 reduced treatment area volume, on average, by 191.9 cubic centimeters, or cc, compared to 89.9 cc for placebo. This was a statistically significant improvement (p-value = 0.001).

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

Adverse Effect	Placebo	0.4 µg Salmeterol Xinafoate	1.0 µg Salmeterol Xinafoate	4.0 µg Salmeterol Xinafoate
Any Adverse Event Definitely or Possibly Related to Study Drug	10%	11%	12%	12%
Administration Site Conditions	5%	8%	10%	9%
Injection Site Hematoma	2%	5%	6%	6%
Injection Site Pain	2%	3%	2%	2%
Injection Site Erythema	2%	2%	<1%	0%
Injection Site Hemorrhage	2%	0%	0%	0%

Table 1. Adverse effects of LIPO-202 in RESET

Phase 3 Clinical Trials: AbCONTOUR1 and AbCONTOUR2

Our Phase 3 AbCONTOUR1 and AbCONTOUR2 clinical trials that enrolled 794 and 793 patients, respectively, were randomized, placebo-controlled, multi-center trials to study the safety and efficacy of LIPO-202. The design of these identical trials was similar to RESET and utilized all of the key clinical endpoint tools described above in Summary of Clinical Endpoints for Abdominal Bulging. Non-obese male and female adult patients who had at least a slight abdominal bulge due to excess subcutaneous fat and who expressed dissatisfaction with their abdominal contour were enrolled in these studies. Trial subjects received 20 one mL subcutaneous injections of LIPO-202 in 0.4 µg total weekly dose or placebo once weekly for eight weeks. As in the RESET study the injections were made into a standardized periumbilical treatment area defined by our treatment area grid with a pre-marked area of approximately 400 cm2 between axial planes at 35 mm above the umbilicus and at 70 mm below the umbilicus, and with each of the 20 injection sites spaced four cm apart. Central abdominal bulging due to subcutaneous fat was assessed on Day 1 as the baseline pre-treatment day, Day 29, which was one week after the fourth set of injections and on Day 57, which was one week after the eighth set of injections.

The predefined clinical endpoint measures defined for these studies included a co-primary endpoint of the patient assessment and clinician rating of abdominal bulging and secondary endpoint measures that assessed the change in the abdominal circumference and volume. The co-primary endpoint includes both the “clinically-meaningful” and the “statistical” responders to treatment. The clinically-meaningful responders to treatment are those patients who show at least a one-point improvement in abdominal bulging, or achieve abdominal flattening, on the P-GAPS that is corroborated by the treating clinician as at least a two-point improvement in abdominal bulging, or achievement of abdominal flattening, on the CPnS. The statistical responders to treatment are those patients who show at least a two-point improvement in abdominal bulging, or achieve abdominal flattening, on the P-GAPS that is corroborated by the treating clinician as at least a two-point improvement in abdominal bulging, or achievement of abdominal flattening, on the CPnS. Secondary endpoints included an assessment of changes in abdominal circumference and volume as determined by the standardized laser-guided tape measure procedure.

Neither the AbCONTOUR1 nor AbCONTOUR2 study showed a statistically significant reduction in central abdominal bulging due to subcutaneous fat in non-obese patients from baseline at Day 1 or from placebo with a 0.4 µg total weekly dose of LIPO-202 on the co-primary or the secondary clinical endpoint measures outlined above.

By both empirical and historical FDA definitions of a responder to treatment, there was not a statistical difference between the percentage of responders to the 0.4 µg total weekly dose of LIPO-202 than to placebo for either AbCONTOUR1 or AbCONTOUR2. As shown in Figure 7 below by the clinically-meaningful empirical definition of a responder for AbCONTOUR1 and AbCONTOUR2, 12% and 10% respectively of subjects treated with 0.4 µg of LIPO-202 weekly for eight weeks were defined as one-point P-GAPS and two-point CPnS responders compared to 11% and 13% respectively of subjects receiving placebo injections. Statistical improvement was not met for AbCONTOUR1 or AbCONTOUR2.

Figure 7. Responders to LIPO-202 treatment compared to placebo (P-GAPS1/CPnS2)

As shown in Figure 8 below by the FDA’s historical definition of a responder for AbCONTOUR1 and AbCONTOUR2, 3% and 5% respectively, of subjects treated with 0.4 µg of LIPO-202 weekly for eight weeks were defined as two-point P-GAPS and two‑point CPnS responders compared to 4% and 5% respectively of subjects receiving placebo injections. Statistical improvement was not met for AbCONTOUR1 or AbCONTOUR2.

Figure 8. Responders to LIPO-202 treatment compared to placebo (P-GAPS2/CPnS2)

Using the standardized laser-guided manual tape measure procedure, the 0.4 µg total weekly dose of LIPO-202 produced similar reductions in abdominal circumference at the umbilicus compared to placebo as shown in Figure 9 below. The 0.4 µg total weekly dose of LIPO-202 reduced umbilical circumference, on average for AbCONTOUR1 and AbCONTOUR2, by 0.7 cm and 0.8 cm respectively compared to 0.9 cm and 0.9 cm for placebo.

Figure 9. Reductions in abdominal circumference produced by LIPO-202

As with umbilical circumference and as shown in Figure 10 below, the 0.4 µg total weekly dose of LIPO-202 produced similar reductions in abdominal volume in the treatment area compared to placebo. The 0.4 µg total weekly dose of LIPO-202 reduced treatment area volume, on average on average for AbCONTOUR1 and AbCONTOUR2, by 99.5 cubic centimeters (cc) and 105.6 cc, compared to 115.1 cc and 100.9 cc for placebo.

Figure 10. Reductions in treatment area volume produced by LIPO-202

It should be noted that both the AbCONTOUR1 and AbCONTOUR2 trials, the patient assessments and clinician ratings of abdominal bulge and the reductions observed in circumference at the umbilicus and treatment area volume of the 0.4 µg total weekly dose of LIPO-202 were the same as observed in the placebo group. Statistical improvement was not met for AbCONTOUR1 or AbCONTOUR2 in any of the endpoint clinical measures. The observed results of these studies are similar to the observed results in the placebo groups in the Phase 2 clinical program.

There were no serious adverse events during either the AbCONTOUR1 or AbCONTOUR2 study and less than one percent of subjects discontinued the study due to an adverse event. As shown in Table 2 below, the most commonly reported treatment-emergent adverse effects definitely or possibly related to study drug were mild and transient injection site events, including mild bruising, pain, erythema, and hemorrhage. The incidence of these adverse effects was low and they occurred with a similar frequency in subjects in both the placebo group and in the LIPO-202 treatment groups. Consequently, these injection site events were considered to be related to the typical mechanical trauma of an injection procedure rather than to the study drug itself. A similar safety profile has consistently been demonstrated and observed upon examination of all LIPO-102/LIPO-202 safety data.

	AbCONTOUR1		AbCONTOUR2
Adverse Effect	Placebo	0.4 µg Salmeterol Xinafoate	Placebo	4.0 µg Salmeterol Xinafoate
Any Adverse Event Definitely or Possibly Related to Study Drug	14%	13%	14%	12%
Administration Site Conditions	13%	12%	12%	12%
Injection Site Bruising	4%	4%	8%	9%
Injection Site Pain	7%	7%	3%	2%
Injection Site Erythema	0%	<1%	<1%	<1%
Injection Site Hemorrhage	<1%	<1%	<1%	1%

Table 2. Adverse effects of LIPO-202 in AbCONTOUR1 and AbCONTOUR2

Other Clinical Trials:

Special Population Trial: LIPO-202-CL-21

The LIPO-202-CL-21trial was randomized, placebo-controlled, multi-center trial to study the safety and efficacy of LIPO-202 in obese patients. The design of this trial was similar to the Phase 3 trials. The study did not include the patient assessment or clinician rating tools to assess abdominal bulging as the instruments were not validated for this patient population. One hundred twenty nine obese male and female adult patients, defined as having a BMI at least 30 kg/m2 but less than 40 kg/m2, who had at least a slight abdominal bulge due to excess subcutaneous fat and who expressed dissatisfaction with their abdominal contour were enrolled in this study. As in the Phase 3 trials, subjects received 20 one mL subcutaneous injections of LIPO-202 in 0.4 µg total weekly dose or placebo once weekly for eight weeks. The injections were made into a standardized periumbilical treatment area defined by our treatment area grid with a pre-marked area of approximately 400 cm2 between axial planes at 35 mm above the umbilicus and at 70 mm below the umbilicus, and with each of the 20 injection sites spaced four cm apart. Central abdominal bulging due to subcutaneous fat was assessed on Day 1 as the baseline pre-treatment day, Day 29, which was one week after the fourth set of injections and on Day 57, which was one week after the eighth set of injections.

LIPO-202 continued to show a benign safety profile in this study. There were no treatment-related serious adverse effects and one subject discontinued from the study due to an adverse event. As shown in Table 3 below, the most commonly reported treatment-emergent adverse effect definitely or possibly related to study drug was mild and transient injection site pain. The incidence of the adverse effects was low and they occurred with a similar frequency in subjects in both the placebo group and in the LIPO-202 treatment group.

Adverse Effect	Placebo	0.4 µg Salmeterol Xinafoate
Any Adverse Event Definitely or Possibly Related to Study Drug	7%	10%
Administration Site Conditions	7%	10%
Injection Site Pain	7%	10%

Table 3. Adverse effects of LIPO-202 in LIPO-202-CL-21

This study did not showed a statistically significant reduction in central abdominal bulging due to subcutaneous fat in obese patients from baseline at Day 1 or from placebo with a 0.4 µg total weekly dose of LIPO-202. Using the standardized laser-guided manual tape measure procedure, the 0.4 µg total weekly dose of LIPO-202 produced similar reductions in abdominal circumference at the umbilicus compared to placebo. The 0.4 µg total weekly dose of LIPO-202 reduced umbilical circumference, on average, 0.8 cm compared to 0.4 cm for placebo.

Retreatment Trial: LIPO-202-CL-22

We initiated the LIPO-202-CL-22, an open-label, multi-center trial to evaluate the safety and efficacy of multiple treatment courses with LIPO-202. The design of this trial was similar to the Phase 3 trials that utilized all of the key clinical endpoint tools described above however it consisted of three courses of treatment with study drug with a three (3) month period between courses. Non-obese male and female adult patients who had at least a slight abdominal bulge due to excess subcutaneous fat and who expressed dissatisfaction with their abdominal contour were enrolled in these studies. Trial subjects received 20 one mL subcutaneous injections of LIPO-202 in 0.4 µg total weekly dose or placebo once weekly for eight weeks. As in the Phase 3 studies the injections were made into a standardized periumbilical treatment area defined by our treatment area grid with a pre-marked area of approximately 400 cm2 between axial planes at 35 mm above the umbilicus and at 70 mm below the umbilicus, and with each of the 20 injection sites spaced four cm apart. Central abdominal bulging due to subcutaneous fat was assessed during each of the three treatment courses on Day 1 as the baseline pre-treatment day, Day 29, which was one week after the fourth set of injections and on Day 57, which was one week after the eighth set of injections. We terminated the LIPO-202-CL-22 prior to completion based on the outcome of the AbCONTOUR1, AbCONTOUR2, and LIPO-202-CL-21 trials.

Observation Trial: LIPO-202-CL-23

We initiated the LIPO-202-CL-23, a double-blind, multi-center study to evaluated the post-treatment safety and duration of clinical effect of LIPO-202 in subjects who completed either the AbCONTOUR1 or AbCONTOUR2 study. There was no study drug administered in this trial. The subjects were to be assessed for safety and efficacy measures every three months for up to a year. We terminated the LIPO-202-CL-23 based on the outcome of the AbCONTOUR1 and AbCONTOUR2 trials.

Bioavailability Trial: LIPO-202-CL-12

An open-label, crossover study comparing the pharmacokinetics of LIPO-202 and ADVAIR DISKUS® 500/50 (Fluticasone Propionate 500 mcg and Salmeterol Xinafoate 50 mcg Inhalation Powder) was completed in 24 in healthy volunteers. This study confirmed that the 0.4 µg total weekly dose of LIPO-202 administered by subcutaneous injection to the abdomen would qualify for consideration under FDA regulation 505(b)(2). The 505(b)(2) regulatory pathway will enable us to file an NDA using the FDA’s approval of another product based on data generated by others, provided that we establish the necessary preclinical and clinical bridges to the previously approved product. We expect that we will be able to reference data on salmeterol xinafoate submitted to the FDA for ADVAIR, such as that for reproductive toxicology, mutagenicity, carcinogenicity, long-term toxicology, clinical safety, QTc interval, and drug interactions, and will not need to repeat those studies. Study LIPO-102-CL-12 showed that 0.4 µg of LIPO-202 injected subcutaneously into the abdomen produces peak plasma levels of salmeterol significantly below to those produced by 100 µg of salmeterol xinafoate administered daily by the oral inhalation of ADVAIR.

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

•

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

•

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

•

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

•	Study LIPO-102-CL-09. This study, which included 157 patients, was designed to:
•	define the optimal dose of LIPO-102 through an evaluation of the safety and efficacy of three doses of LIPO-102 compared to placebo delivered as 20 subcutaneous injections once a week for eight weeks;
•	test the Patient Photonumeric Scale, or PPnS, and CPnS, as potential clinical endpoints;
•	test the Abdominal Subcutaneous Adiposity Questionnaires, or ASAQ, now renamed the Abdominal Contour Questionnaire, or ACQ, as a clinical endpoint; and
•	evaluate the safety and efficacy of LIPO-102 for 12 weeks following the final dose.

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

•

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

•

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

•

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

•

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

•

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

Our Product Candidate: LIPO-102

While we currently have no plans to develop LIPO-102, we may advance our second product candidate, LIPO-102, into Phase 2 proof of concept clinical trials for the treatment of the orphan indication of symptomatic exophthalmos, or protrusion of the eye from the orbit, associated with thyroid-related eye disease caused by the expansion of fat and muscle behind the eye.

Nonclinical Program

Pharmacology

Salmeterol xinafoate is a highly selective, long-acting ß2-adrenergic receptor agonist. Consistent with the known role of ß-adrenergic receptors in the metabolism of stored triglycerides in fat cells, we have shown that salmeterol xinafoate stimulates the breakdown of triglycerides into free fatty acids and glycerol in cultured human fat cells in a manner similar to other ß-adrenergic receptor agonists, such as isoproterenol. We have also direct evidence that the injection of salmeterol xinafoate reduces central abdominal bulging due to subcutaneous fat in animal models as our pre-clinical studies demonstrated that the injection of salmeterol xinafoate into the inguinal fat pad of rats produced a dose-related reduction in fat pad weight. Similarly, our preclinical studies demonstrated that the injection of salmeterol xinafoate into the back fat of minipigs reduced subcutaneous fat thickness as determined by 2-D ultrasound.

Safety

Salmeterol xinafoate is approved by the FDA for use by oral inhalation for maintenance treatment of bronchial asthma and COPD either alone as the active ingredient of SEREVENT DISKUS or in combination with another active ingredient, fluticasone propionate, as ADVAIR HFA and ADVAIR DISKUS. Consequently, the nonclinical safety profile of salmeterol xinafoate and fluticasone propionate alone and in combination has been extensively studied in mice, rats, rabbits, guinea pigs and/or dogs by several routes of administration, including by mouth, intravenous, intraperitoneal, subcutaneous, inhalation and/or dermal. The FDA’s findings as to this information are available for us to reference in our NDA under the Section 505(b)(2) regulatory pathway provided that we establish the appropriate preclinical bridge to that data. Although salmeterol xinafoate and fluticasone propionate are established agents with well characterized nonclinical and clinical safety profiles, both systemically and locally, use of these drugs by the subcutaneous route and their potential properties to stimulate the breakdown of triglycerides into free fatty acids and glycerol are less well understood and have been the focus of our studies. Consequently, additional pharmacokinetics and toxicity studies were conducted in rats and minipigs by subcutaneous administration to assess local tolerability in support of early stage clinical trials. Local concentrations of salmeterol xinafoate 2500-fold greater than the anticipated clinical dose produced no untoward histopathological changes when injected into the back fat of minipigs. These findings have recently been extended; subcutaneous administration of salmeterol xinafoate into the back fat of minipigs 3 times per week for 13 weeks produced no untoward histopathological changes at local concentrations of salmeterol xinafoate 15,000-fold greater than the anticipated clinical dose. In addition, the preclinical bridge to the SEREVENT/ADVAIR preclinical safety data, under the Section 505(b)(2) regulatory pathway, was established in a 28-day study in rats comparing oral and subcutaneous administration of salmeterol xinafoate.

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

The steps required before a drug may be approved for marketing in the United States under Section 505(b) generally include:

•	preclinical laboratory tests and animal tests conducted in accordance with Good Laboratory Practices or GLP;
•

the submission to the FDA of an investigational new drug, or IND, application for human clinical testing, which must become effective before human clinical trials commence in the United States (the sponsor may also elect to conduct foreign clinical trials under an IND, and if it does elect to do so, all FDA requirements must be followed);

•	the approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;
•

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

•	the submission to the FDA of an NDA;

•	FDA acceptance of the NDA for review;
•	satisfactory completion of an FDA advisory committee review, if applicable;
•

satisfactory completion of an FDA inspection of the manufacturing facilities at which the product is made to assess compliance with current Good Manufacturing Practice, or cGMP, and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

•	responding to questions raised by the FDA regarding the application (“complete response” letters), if any; and
•	the FDA’s approval of the NDA.

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

•

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

•

Phase 2.    Phase 2 clinical trials usually involve studies in a limited patient population to (1) evaluate the efficacy of the product candidate for specific indications, (2) determine dosage tolerance and optimal dosage and (3) identify possible adverse effects and safety risks.

•

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

Also, under the Pediatric Research Equity Act of 2003, an NDA or supplement to an NDA must generally contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults or full or partial waivers from the pediatric data requirements. Based on early indications from the FDA, we do not anticipate that the FDA would grant a full waiver for LIPO-202 and may have to conduct some pediatric studies, perhaps on a deferred or partial waiver basis.

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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market study or clinical trial requirements to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines, warning letters or holds on post-approval clinical trials;
•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
•	product seizure or detention, or refusal to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

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

The Hatch-Waxman Amendments.    As an alternative path to FDA approval for modifications to formulations or uses of products previously approved by the FDA, an applicant may submit an NDA under 505(b)(2) of the FDCA. Section 505(b)(2) was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, and permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference. If the 505(b)(2) applicant can establish that reliance on the FDA’s previous findings of safety and effectiveness is scientifically appropriate, including by providing data or information that “bridge” the differences between the proposed product and the already-approved product, it may eliminate the need to conduct certain preclinical studies or clinical trials of the new product. The FDA may also require companies to perform additional studies or measurements, including clinical trials, to support the change from the approved branded reference drug. The FDA may then approve the new product candidate for all, or some, of the label indications for which the branded reference drug has been approved, as well as for any new indication sought by the 505(b)(2) applicant. We are pursuing a Section 505(b)(2) NDA regulatory strategy, which we expect will allow us to rely on our NDA filing on certain nonclinical and clinical safety findings made by the FDA in its approval of salmeterol xinafoate, which is an active ingredient of FDA-approved products such as SEREVENT DISKUS, ADVAIR HFA and ADVAIR DISKUS. We believe that if we successfully complete our Phase 3 clinical trial, we will have completed the preclinical studies and clinical trials necessary to submit an NDA under Section 505(b)(2) to support the approval of LIPO-202 for the reduction of central abdominal bulging due to subcutaneous fat in non-obese patients.

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

Sales and Marketing

We have retained all commercial rights to LIPO-202 in all areas of the world except Armenia, Azerbaijan, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Russia, Tajikistan, Turkmenistan, Ukraine and Uzbekistan. Our plan is to create a focused commercial capability in the United States to market and sell LIPO-202 and to consider strategic partners in other areas of the world to complete development and commercialization of the product candidate. Specifically, we plan to build a focused, specialized sales force targeting plastic surgeons and cosmetic dermatologists operating in the aesthetics market.

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

Competition

The aesthetic market, and in particular the market for fat reduction and body contouring, is highly competitive and is rapidly evolving due to new technology introductions. The FDA has recently approved several modalities for the reduction of fat, most of which are energy-based medical devices. In April 2015, the FDA approved Kybella as the first and only injectable submental fat contouring drug. Kybella is an injectable deoxycholic acid owned by Allergan in the United States. The Kybella label includes wording that safety and efficacy outside the submental region has not been established and is not recommended. In addition, while we are unaware of any potentially competitive injectable drugs that may reach the market before LIPO-202 for the reduction of central abdominal bulging due to subcutaneous fat, we anticipate that LIPO-202, if approved, will face significant competition from surgical alternatives for the reduction of central abdominal bulging due to subcutaneous fat and other medical device technologies designed for the reduction of fat.

Surgical Fat Reduction.    Liposuction remains the primary treatment option for subcutaneous fat reduction. We expect that LIPO-202 may compete indirectly with limited-volume liposuction for physician preference and resources.

Non-Surgical Technologies for Fat Reduction.    The FDA has approved several medical devices for fat reduction as well as one injectable drug, Kybella, specifically for submental fat contouring. For example, ZELTIQ Aesthetics, Inc. received clearance for their body contouring system, CoolSculpting®, which utilizes controlled cooling to reduce the temperature of fat cells in the treated area for the selective reduction of fat around the abdomen and flanks. SculpSure® is the first FDA-cleared laser treatment for on-invasive lipolysis of the flanks and abdomen, using controlled light-based technology. Zerona, a laser energy-based product marketed by Erchonia Corporation, and Liposonix, an ultrasound energy-based product marketed by Valeant Pharmaceuticals International, Inc., have also received FDA marketing clearance. TruSculpt, a radiofrequency energy-based product introduced by Cutera, Inc., is used to heat fat to kill fat cells. However, unlike the devices provided by Erchonia, Valeant or ZELTIQ, the Cutera device is not cleared by the FDA for fat reduction; rather, it has a clearance for topical heating and for temporary reduction in the appearance of cellulite. In addition, we may in the future face competition from new and emerging technologies.

Aesthetic Therapeutics Market Competition.    Injectable botulinum toxins and dermal fillers dominate the injectable aesthetic therapeutics market, specifically for facial rejuvenation. . In April 2015, the FDA approved Kybella as the first and only injectable submental fat contouring drug. While we believe LIPO-202 will be a complementary procedure to these existing injectables, for some patients we may compete for a share of their discretionary budget and share of mind within the physician’s office for improving body aesthetics.

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

Since patent applications in the United States and certain other jurisdictions are maintained in secrecy for a minimum of eighteen months, and because publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of our inventions covered by pending patent applications. Moreover, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention, which for most of our patent applications are based on the first party to invent (patents filed after March 2013 are given priority based on first to file). The date of an invention is not publically disclosed. It may be necessary for us to participate in post-grant challenge proceedings, such as patent oppositions or inter partes reviews that seek to invalidate the patentability of third party patents before they issue. Such proceedings could result in substantial cost, even if the eventual outcome is favorable to us.

As of December 31, 2015, we are the sole owner of a patent portfolio that includes five issued patents and eight pending patent applications in the United States, as well as granted and pending foreign counterparts of such U.S. patents and pending applications directed to LIPO-202 and/or LIPO-102. Our foreign counterparts include issued or granted patents and pending applications in Australia, Canada, various countries in Europe, Israel, Japan, South Korea, Mexico, China, Brazil, Hong Kong, Singapore, India, and Taiwan. The earliest expiration of any of our issued or granted patents is presently expected to occur in 2026. Four of our five issued U.S. patents, specifically U.S. Pat. Nos. 8,404,750, 8,420,625, 9,132,084, and 9,198,885, cover both of our LIPO-202 and LIPO-102 product candidates, and will be listable in the Orange Book for each of these product candidates upon product approval.

The ’625 and the ’885 patents are directed to methods of treatment for reduction of adiposity using a long-acting substantially selective ß2-adrenergic receptor agonist and are expected to expire no earlier than 2026.

The ’750 and the ’084 patents are directed to methods of treatment for reducing adipose tissue and pharmaceutical formulations using low doses of long-acting selective ß2-adrenergic receptor agonist active ingredient, e.g. salmeterol xinafoate, and are expected to expire no earlier than 2030. We expect that the breadth of coverage provided by our issued patents relating to our product candidates will create a significant barrier to third party competition with our LIPO-202 and LIPO-102 products, and will help to render any challenge to our patent position by a third party in relation to our core product candidates difficult. We expect to continue pursuing in the United States and foreign jurisdictions additional patent protection of our product candidates and any future pipeline products or technologies where appropriate, as well as continuing to take appropriate measures to maintain non-patent proprietary protection for our innovative technologies.

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

Material Agreements

Technology Transfer Agreement.    In connection with our Series C convertible preferred stock financing, in December 2012, we entered into a Technology Transfer Agreement with Domain Russia Investments Limited, or DRI, an affiliate of Domain Partners VII, L.P. and DP VII, L.P., a significant stockholder of our company. Concurrently with the signing of the Technology Transfer Agreement, we, together with DRI and NovaMedica, LLC, or NovaMedica, executed an Assignment and Assumption Agreement, pursuant to which all of DRI’s rights and obligations under the Technology Transfer Agreement were transferred to NovaMedica. The following description of the Technology Transfer Agreement gives effect to the transfer of DRI’s rights and obligations under the Technology Transfer Agreement to NovaMedica. The Technology Transfer Agreement obligated us to assign and license certain of our intellectual property to NovaMedica and to enter into the Clinical Development and Collaboration Agreement, Clinical Supply Agreement and the Commercial Supply Agreement with NovaMedica as further described below.

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

In connection with the signing of the Technology Transfer Agreement, we also concurrently entered into a letter agreement with NovaMedica pursuant to which we are obligated to pay NovaMedica a make-whole payment up to a maximum amount of $1.2 million upon the occurrence any of the following events:

•	any granted patent within the assigned patents is held to be invalid or unenforceable by a court or other governmental body in the Covered Territory;
•

it is determined that we do not (or did not at the time of assignment) hold exclusive title and ownership to any assigned patent or patent application or licensed intellectual property (free and clear of all liens or encumbrances); or

•

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

Facilities

Our corporate headquarters are located in San Diego, California, where we lease and occupy approximately 11,107 square feet of office space. On January 20, 2015, we entered into an operating lease through March 2020.  We have a renewal option for an additional five years. We believe that our existing facilities are adequate for our current needs.

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

Risks Related to Our Business

Our lead product candidate, LIPO-202, recently failed to meet its co-primary composite and secondary endpoints from our AbCONTOUR1 and AbCONTOUR2 U.S.-based pivotal Phase 3 trials.

On December 14, 2015, we announced that top-line results from our AbCONTOUR1 and AbCONTOUR2 U.S.-based pivotal Phase 3 trials to evaluate the safety and efficacy of our lead product candidate, LIPO-202, for the reduction of central abdominal bulging due to subcutaneous fat, showed that in both studies that LIPO-202 did not meet its co-primary composite and secondary endpoints resulting in a significant set-back to our company. We plan to conduct a randomized, placebo-controlled, double-blind Phase 2 clinical trial for the reduction of central abdominal bulging and expect top-line data first quarter of 2017. We also plan to conduct a Phase 2 proof of concept trial to examine the use of LIPO-202 for the reduction of unwanted localized fat deposits under the chin, or submental fat, and expect top-line data in late fourth quarter of 2016. If either one of these trials and any future Phase 2 and Phase 3 trials are successful, we would then expect to file a new drug application, or NDA, utilizing the 505(b)(2) regulatory pathway. We have experienced a significant delay in any future development and commercialization of LIPO-202 and while we anticipate having enough cash on hand to finance our planned Phase 2 trials, we will require substantial funding to further develop and commercialize LIPO-202 in the event that we obtain positive results from either one of these trials.

We have a limited operating history and have incurred significant losses since our inception, and we anticipate that we will continue to incur losses for the foreseeable future. We have one lead product candidate and no commercial sales, which, together with our limited operating history, makes it difficult to assess our future viability.

We are a clinical-stage specialty pharmaceutical company with a limited operating history. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused principally on developing our lead product candidate, LIPO-202, an injectable formulation of salmeterol xinafoate. We are not profitable and have incurred losses in each year since our inception in 2007. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the specialty pharmaceutical industry. We have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the years ended December 31, 2015 and December 31, 2014 was approximately $43.2 million and $10.8 million, respectively. As of December 31, 2015, we had an accumulated deficit of $112.8 million. We expect to continue to incur losses for the foreseeable future, as we continue our development of, and seek regulatory approvals for, LIPO-202, which may include funding additional clinical trials, and assuming we obtain regulatory approval, begin to commercialize LIPO-202. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We are substantially dependent on the success of our lead product candidate LIPO-202.

To date, we have invested substantially all of our efforts and financial resources in the research and development and commercial planning for LIPO-202, which we recently announced that top-line results from both Phase 3 trials did not meet its co-primary composite and secondary endpoints.  Our near-term prospects, including our ability to finance our company and generate revenue, as well as our future growth, will depend heavily on our ability to conduct successful Phase 2 and Phase 3 studies and obtain positive results from either one of these studies, obtaining regulatory approval and successful commercialization of LIPO-202.  The clinical and commercial success of LIPO-202 will depend on a number of factors, including the following:

•	conducting substantial clinical development, including initiating new clinical trials based on a modified formulation;
•

there can be no assurance that further trials will produce different results and, even if any such trials were successful, that the FDA will agree that we have satisfactorily addressed these concerns or that the FDA will not raise new issues regarding the design of our clinical trials;

•

our ability to demonstrate efficacy of LIPO-202 to the satisfaction of the FDA and other applicable foreign regulatory bodies, including our ability to utilize FDA-acceptable endpoint tools for measuring efficacy of LIPO-202 in our clinical trials;

•	our ability to demonstrate the safety of LIPO-202 to the satisfaction of the FDA and other applicable foreign regulatory bodies;
•	our ability to conduct and raise additional funds for further clinical trials to support the approval of LIPO-202;
•

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

•

whether the institutional review boards, or IRBs, approve and allow us to include adolescent patients  in our  clinical trials or to gather pharmacokinetic data in that population, if a need to do so arises;

•

whether we are able to secure a partner or partner(s) for the development and commercialization of LIPO-202 outside of the United States and if so, whether such partners will be required to conduct additional studies for the approval of LIPO-202 in such markets in a timely manner;

•	the acceptance by the FDA of our proposed parameters for regulatory approval, including our proposed indication, endpoints and endpoint measurement tools relating to LIPO-202;
•	the approval by the FDA of a product label that will permit commercially desirable promotional claims for LIPO-202;
•	our success in educating physicians and patients about the benefits, administration and use of LIPO-202;
•	the incidence, duration and severity of adverse side effects;
•	the timely receipt of necessary marketing approvals from the FDA and similar regulatory bodies around the world;
•	achieving and maintaining compliance with all regulatory requirements applicable to LIPO-202;
•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;
•	the effectiveness of our and our potential partners’ marketing, sales and distribution strategy and operations in the United States and other markets around the world;
•

the ability of our third-party manufacturers and potential partners to manufacture clinical trial and commercial supplies of LIPO-202 to remain in good standing with regulatory bodies, and to develop, validate and maintain commercially viable manufacturing processes that are compliant with Current Good Manufacturing Practice, or cGMP, regulations;

•	our ability to successfully commercialize LIPO-202 in the United States, if approved, for marketing;
•	our potential partners’ ability to successfully commercialize LIPO-202 in other markets outside of the United States;
•	our ability to enforce our intellectual property rights in and to LIPO-202;
•	our ability to avoid third-party patent interference, patent infringement claims, and challenges by third parties to our intellectual property rights;
•	acceptance of LIPO-202 as safe and effective by patients and the medical community; and
•	a continued acceptable safety profile of LIPO-202 following approval.

Many of these factors are beyond our control. Accordingly, we cannot assure you that our clinical trials will be successful, that we can obtain regulatory approval or that we will be able to generate revenue through the sale of LIPO-202, if approved. Any one of these factors or other factors discussed in this document could affect our ability to successfully commercialize LIPO-202, which could impact our ability to earn sufficient revenues to transition from a developmental stage company and continue our business. If we are not successful in obtaining regulatory approval of and commercialization of LIPO-202, or are significantly delayed in doing so, our business will be materially harmed.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Clinical testing is expensive, and can take many years to complete, and its outcome is inherently uncertain. Based on the negative results from our U.S.-based pivotal Phase 3 trials, we suffered a significant setback and will be required to conduct further trials to evaluate the safety and efficacy of LIPO-202.  Furthermore, we rely on clinical research organizations, or CROs, and clinical trial sites to ensure the proper and timely conduct of our clinical trials and while we have agreements governing their committed activities, we have limited influence over their actual performance. The costs of clinical trials may vary significantly over the life of a project owing to factors that include but are not limited to the following:

•	per patient trial costs;
•	salaries and related overhead expenses, including share-based compensation and benefits for personnel in research and development functions;
•	fees paid to third-party professional consultants and service providers;
•	costs to develop and manufacture preclinical study and clinical trial materials;
•	costs for laboratory supplies;
•	the number of patients that participate in the trials;
•	the number of sites included in the trials;
•	the number of trials required for approval;
•	the countries in which the trials are conducted;
•	the length of time required to enroll eligible patients;
•	the number of doses that patients receive;
•	the drop-out or discontinuation rates of patients;
•	the phase of development of the product candidate;
•	requests by regulatory agencies for pediatric data;
•	potential additional safety monitoring or other studies requested by regulatory agencies;
•	the duration of patient follow-up; and
•	the efficacy and safety profile of the product candidate.

Failure can occur at any time during the clinical trial process. For example, we have in the past terminated early-stage development and clinical programs for other potential product candidates due to a lack of sufficient efficacy or the potential for unacceptable adverse reactions to a particular product candidate, as well as our desire to concentrate our efforts on the development of LIPO-202. The results of preclinical and clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through preclinical studies and initial clinical trials. It is not uncommon for a number of companies in the specialty pharmaceutical industry in advanced clinical trials to suffer significant setbacks due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies. On December 14, 2015, we announced that LIPO-202 failed to meet its co-primary composite and secondary endpoints of the Phase 3 clinical trial resulting in us suffering a significant setback.  We plan to further develop LIPO-202 by conducting a randomized, placebo-controlled, double-blind Phase 2 clinical trial for the reduction of central abdominal bulging and expect top-line data first quarter of 2017. We also plan to conduct a Phase 2 proof of concept trial to examine the use of LIPO-202 for the reduction of unwanted localized fat deposits under the chin, or submental fat, and expect top-line data in late fourth quarter of 2016.  We cannot be certain that these new trials will produce results showing safety and efficacy and that additional setbacks will not occur.  Even if our ongoing or future clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates.

We may experience delays in our future clinical trials and we do not know whether these clinical trials, if any, will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. Clinical trials can be delayed or aborted for a variety of reasons, including:

•	delay or failure in obtaining regulatory approval to commence a trial;
•

inability to reach agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•

regulatory objections to commencing a clinical trial or proceeding to the next phase of investigation, including inability to reach agreement with the FDA or non-U.S. regulators regarding the scope, design or implementation of our clinical trials or for other reasons such as safety concerns identified during preclinical development or early stage clinical trials;

•

inability to qualify for exemptions from infringement of intellectual property rights for clinical trial testing of products in countries where we want to conduct clinical trials outside the United States;

•	inability to identify, add and maintain a sufficient number of trial sites;
•	withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care or the ineligibility of a site to participate in our clinical trials;
•	difficulty identifying and engaging qualified clinical investigators;
•	failure to obtain IRB approval at each site;
•

difficulty recruiting and enrolling patients to participate in clinical trials for a variety of reasons, including failure to meet the enrollment criteria for our study and competition from other clinical trial programs;

•	inability to retain patients in clinical trials due to the treatment protocol, personal issues, side effects from the therapy or lack of efficacy;
•	failure to have clinical sites observe trial protocol or continue to participate in a trial;
•	failure to address any patient safety concerns that arise during the course of a trial;
•	failure to address any conflicts with new or existing laws or regulations;
•	failure to manufacture sufficient quantities of product candidates or placebos for use in clinical trials; or
•	inability to obtain sufficient funding to commence or finish a clinical trial.

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

Clinical failure can occur at any stage of our clinical development. Clinical trials may produce negative or inconclusive results, and based on the negative results from our pivotal Phase 3 trials, we have determined to proceed with additional clinical testing with a modified formulation of LIPO-202. Even if we obtain positive results from our new clinical trials, we, or our partners, may decide, or regulators may require us to conduct additional clinical or preclinical testing.  In addition, data obtained from tests are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Frequently, product candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials, as evidenced by the failure of LIPO-202 to meet its co-primary composite and secondary endpoints in the AbCONTOUR1 and AbCONTOUR2 U.S.-based pivotal Phase 3 trials. In addition, the design of a clinical trial can determine whether its results will support approval of a product, or approval of a product for desired indications, and flaws or shortcomings in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support regulatory approval for our desired indications, and we have never previously submitted an NDA. Further, clinical trials of potential products often reveal that it is not practical or feasible to continue development efforts. If LIPO-202 is found to be unsafe or lack efficacy, we will not be able to obtain regulatory approval for it and our business would be harmed. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in Phase 2 and Phase 3 clinical trials, even after seeing promising results in earlier clinical trials.

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

We are not permitted to market LIPO-202 or any of our other current and future product candidates in the United States until we receive approval of an NDA from the FDA. Similar regulatory approvals are required in other countries. To gain approval to market a drug product like LIPO-202, we must provide the FDA and any applicable foreign regulatory authorities with, among other things, data from well controlled clinical trials that adequately demonstrate the safety and efficacy of the product candidate for the intended indication applied for in the NDA or other respective regulatory filing, as well as information demonstrating manufacturing that meets regulatory requirements. We have not submitted an application or obtained marketing approval for LIPO-202 anywhere in the world. Obtaining regulatory approval of an NDA can be a lengthy, expensive and uncertain process.  In addition, the regulatory process is ongoing, and we will be subject to continued regulatory review if LIPO-202 is approved.

We have invested a significant portion of our efforts and financial resources in the development of LIPO-202, and our ability to generate significant revenue related to product sales will depend on the successful development and regulatory approval of LIPO-202.  LIPO-202 did not meet its co-primary composite and secondary endpoints in our recent Phase 3 trials, which could impact future regulatory approval. Even if we conduct additional trials which prove the efficacy of LIPO-202, we may not be able to obtain regulatory approval for LIPO-202.

Even if we obtain FDA or other foreign regulatory approvals, LIPO-202 or any of our other current and future product candidates may not achieve market acceptance among physicians and patients, and may not be commercially successful. Market acceptance of LIPO-202 or any of our other current and future product candidates for which we receive regulatory approval depends on a number of factors, including:

•	the safety and efficacy of LIPO-202 or any of our other current and future product candidates as demonstrated in clinical trials;
•	acceptance by physicians and patients of LIPO-202 or any of our other current and future product candidates as safe and effective treatments;
•	the clinical indications for which LIPO-202 or any of our other current and future product candidates are approved and whether our desired labeling is approved;
•	proper training and administration of LIPO-202 or any of our other current and future product candidates by physicians;
•	the potential and perceived advantages of LIPO-202 or any of our other current and future product candidates over alternative treatments;

•	acceptance by physicians and patients that the duration of effect of LIPO-202 or any of our other current and future product candidates are significant and have advantages over alternative treatments;
•

the cost of treatment in relation to alternative treatments and willingness to pay for LIPO-202 or any of our other current and future product candidates, if approved, on the part of physicians and patients;

•

the willingness of patients to pay for LIPO-202 or any of our other current and future product candidates and other aesthetic treatments in general, relative to other discretionary items, especially during economically challenging times;

•	relative convenience and ease of administration and the ability of patients to commit to an eight-week treatment period;
•	the incidence, duration and severity of adverse side effects;
•	the effectiveness of our sales and marketing efforts; and
•	the degree to which the approved labeling supports promotional initiatives for commercial success.

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

As a result of our Phase 3 clinical trial data, we were required to reduce our headcount in order to control expenses, which may have an adverse impact on our internal programs, our ability to hire and retain key personnel and may be distracting to management.

As of December 31, 2015, we had sixteen full-time employees.  In January 2016, we implemented a reduction in force, which resulted in reducing our headcount to twelve full-time employees, or an approximate reduction of 25%.   Depending on our need for additional funding and expense control, we may be required to further implement workforce and expense reductions in the future.  Further workforce and expense reductions could result in reduced progress on our internal programs. In addition, employees, whether or not directly affected by a reduction, may seek future employment with our business partners or competitors. Although our employees are required to sign a confidentiality agreement at the time of hire, the confidential nature of certain proprietary information may not be maintained in the course of any such future employment.

Our cash conservation activities may yield unintended consequences, such as attrition beyond our planned reductions in workforce and reduced employee morale which may cause our remaining employees to seek alternate employment. Competition among biotechnology companies for qualified employees is intense, and the ability to retain our key employees is critical to our ability to effectively manage our resources following the Phase 3 data and our path forward. Although we have implemented severance arrangement for certain key employees, these retention protections may not be successful in incentivizing these employees to stay employed with us. Additional attrition could have a material adverse effect on our business.

If we are able to conduct further trials which demonstrate the efficacy of LIPO-202, we may need to expand our managerial, operational, commercial, medical affairs, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize LIPO-202 or any of our current and future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future development and commercialization efforts. Our need to effectively execute our growth strategy requires that we:

•	manage our clinical trials effectively;
•	identify, recruit, retain, incentivize and integrate additional employees;
•	build effective business processes to launch LIPO-202 and other products;
•	manage our internal development efforts effectively while carrying out our contractual obligations to third parties; and
•	continue to improve our operational, financial and management controls, reporting systems and procedures.

If we fail to attract and keep senior management and key scientific and commercial personnel, we may be unable to successfully develop LIPO-202 or any of our other current and future product candidates, conduct our clinical trials and commercialize LIPO-202 or any of our other current and future product candidates.

Based on the results of our Phase 3 clinical trials, we were required to implement workforce reductions, which have reduced our headcount.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific, and commercial personnel. We have not entered into any employment agreements with our key personnel other than our senior management team, nor do we maintain key man life insurance on the lives of any of the members of our senior management. Although we have an equity incentive plan pursuant to which we provide our executive officers with various economic incentives to remain employed with us, these incentives may not be sufficient to retain them. None of our senior management has any arrangement with us for a fixed term of service. The ability to retain our key employees is critical to our ability to effectively manage our resources following the LIPO-202 data and the loss of services of any of these individuals or our inability to hire, retain and motivate additional qualified personnel in the future could delay or prevent the completion of our planned clinical trials or the commercialization of LIPO-202 or any of our other current and future product candidates.

Our chief executive officer, or CEO, tendered his resignation in February 2016.  We expect to conduct a search for a new CEO and while we have not historically experienced unique difficulties attracting and retaining qualified employees, we could experience such problems in the future, especially considering the negative results from our Phase 3 clinical studies. Competition for qualified personnel in the biotechnology and specialty pharmaceuticals field is intense due to the limited number of individuals who possess the skills and experience required by our industry. In addition to hiring a CEO, we may need to hire additional personnel in the event that we receive positive results from our Phase 2 clinical trial and we are able to proceed with additional clinical development and commercial activities. We may not be able to attract and retain quality personnel on acceptable terms, or at all. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output.

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

If approved, LIPO-202 may also compete with unregulated, unapproved and off-label fat reduction and body contouring treatments. For example, we are aware that there are entities such as compounding pharmacies that have manufactured quantities of phosphatidylcholine and deoxycholic acid-based formulations, which are being sold as fat reduction treatments without drug approval from the FDA. In order to compete successfully in the aesthetics market, we will have to demonstrate that LIPO-202 is a worthwhile aesthetic treatment and is a superior alternative to existing therapies. There may be other drug or device products or injectable therapies currently under development or being considered for similar indications of which we are not currently aware, but which upon approval would compete directly with LIPO-202.

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

In addition, a large portion of our target physician market is comprised of plastic surgeons who utilize surgical methods for fat reduction. Such physicians may find it more advantageous to utilize surgical techniques to remove localized fat deposits rather than a cosmetic injectable therapy such as LIPO-202. Additionally, some non-invasive technologies for the reduction of fat or “body contouring” have received marketing clearance from the FDA. For example, in September 2010, Zeltiq Aesthetics, Inc. received clearance for their body contouring system, CoolSculpting, which utilizes controlled cooling to reduce the temperature of fat cells in the treated area for the selective reduction of fat around the flanks. Zerona, a laser energy-based product marketed by Erchonia Corporation, and Liposonix, an ultrasound energy-based product marketed by Valeant Pharmaceuticals, Inc., have also received FDA marketing clearance. In April 2015, Kythera, Inc., which was recently acquired by Allergan plc, received FDA approval for KYBELLA, for improvement in the appearance of moderate to severe convexity or fullness associated with submental fat, or chin fat, in adults.  KYBELLA may be used off-label by physicians in the abdomen, one of the expected treatment indications for LIPO-202, which may decrease the market available for LIPO-202 if approved.

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

The commercial success of LIPO-202, if approved, will depend significantly on the broad adoption and use of LIPO-202 by physicians for fat reduction and body contouring. Physician adoption of LIPO-202, if approved, will depend on a number of factors, including:

•	the safety and effectiveness of LIPO-202 for fat reduction and body contouring as compared to alternative treatments or procedures;
•	physician willingness to adopt a new therapy for fat reduction and body contouring;
•	patient compliance with the treatment regimen;
•	overcoming any biases surgeons may have in favor of other surgical procedures for similar indications;
•	patient satisfaction with administration, results and duration of the effects of LIPO-202;
•	patient demand for fat reduction and body contouring;
•	the revenue and profitability that LIPO-202 will offer a physician as compared to alternative treatments or procedures; and
•	the difficulty of administering LIPO-202 and any potential side effects of the administration and/or use of LIPO-202.

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

In addition, a failure to provide drug substance supply could have an adverse effect on supply of finished drug product for clinical trials and/or finished drug product in our commercial territories, and, as a result, may have an adverse effect on our operating results.

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

Manufacturing and supply of drug substance and finished drug product is technically challenging. Changes that may be made outside the purview of our direct control can have an impact on the success of our processes, on quality, and successful delivery of product to physicians. Mistakes and mishandling are not uncommon and can affect successful production and supply. Some of these risks include:

•	failure of our manufacturers to follow cGMP requirements, equipment failures or mishandling of our product while in production or in preparation for transit;
•	transportation and import/export risk;
•	delays in analytical results or failure of sensitive analytical techniques that we will depend upon for quality control, release of product, and shelf life determination;
•

natural disasters, labor disputes, financial distress, lack of raw material and component supply, issues with facilities and equipment or other forms of disruption to business operations at our contract manufacturers/suppliers; and

•	latent defects that may become apparent after product has been released and that may result in recall and destruction of drug.

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

We have entered into a collaboration with NovaMedica for the development and commercialization of our product candidates in Russia, Armenia, Azerbaijan, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Tajikistan, Turkmenistan, Ukraine and Uzbekistan. Our existing collaboration, and any future collaborations we enter into, may pose a number of risks, including:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to the development and commercialization of product candidates under these collaborations;
•	collaborators may not perform their obligations as expected;
•

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

•

collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•

collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with the products or product candidates that are the subject of our collaboration agreements with them, which may cause collaborators to cease to devote resources to the commercialization of the product candidates that are covered under our collaboration with them;

•

a collaborator with marketing and distribution rights to one or more product candidates that are subject to a collaboration agreement with us and achieves regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;

•

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

•

collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to result in litigation that could jeopardize or invalidate our intellectual property rights or proprietary information;

•	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
•	collaborations may be terminated and, if terminated, in certain instances, we would potentially lose the right to pursue further development or commercialization of the applicable product candidates;
•	collaborators may learn about our technology and use this knowledge to compete with us;
•	negative results in preclinical or clinical trials conducted by our collaborators could produce results that harm or impair other products using our technology;
•	there may be conflicts between collaborators that could negatively affect those collaborations or others; and
•	the number and type of our collaborations could adversely affect our attractiveness to future collaborators or acquirers.

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

Any procedure using LIPO-202 will likely be an elective procedure, the cost of which must be borne by the patient, and we do not expect it to be reimbursable through government or private health insurance. The decision by a patient to elect to undergo treatment with LIPO-202 may be influenced by a number of factors, such as:

•	the success of any sales and marketing programs that we, our collaborators, or any third parties we or they engage, undertake, and as to which we have limited experience;
•	the extent to which physicians adopt and recommend LIPO-202 to their patients;

•	the extent to which LIPO-202 satisfies patient expectations;
•

the ability of physicians and clinicians to properly follow instructions in administering the subcutaneous injections across the treatment area such that their patients do not experience excessive discomfort during treatment or adverse side effects;

•	the cost, safety and effectiveness of LIPO-202 versus other aesthetic treatments;
•	consumer sentiment about the benefits and risks of aesthetic procedures generally and LIPO-202 in particular;
•	the success of any direct-to-consumer marketing efforts we may initiate; and
•	general consumer confidence, which may be impacted by economic and political conditions.

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties, among others. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for LIPO-202 or any of our other current and future product candidates;
•	injury to our reputation;
•	withdrawal of clinical trial participants;
•	costs to defend the related litigation;
•	diversion of management’s time and our resources;
•	substantial monetary awards to trial participants or patients;
•	regulatory investigations, product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	loss of revenue; and
•	the inability to commercialize LIPO-202 or any our other current or future product candidates.

Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could prevent or inhibit the commercialization of LIPO-202 or any of our other products we develop. We currently carry product liability insurance covering our clinical trials in the amount of $10.0 million in the aggregate. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. If and when we obtain approval for marketing LIPO-202, we intend to expand our insurance coverage to include the sale of LIPO-202; however, we may be unable to obtain this liability insurance on commercially reasonable terms.

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

After the completion of our IPO in November 2014, we became subject to Section 404 of The Sarbanes-Oxley Act of 2002, or Section 404, and the related rules of the Securities and Exchange Commission, or the SEC, which generally require our management and an independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Beginning with the second annual report that we will be required to file with the SEC, Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year following the fifth anniversary of our IPO, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.0 billion, (3) the day we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as measured as of each June 30th, and (4) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

In June 2014, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc., or Hercules. As of December 31, 2015, $10.0 million remained outstanding under the loan. Borrowings under our loan agreement are secured by all of our tangible assets. The covenants set forth in the loan and security agreement require, among other things, that we seek consent from Hercules prior to certain corporate changes and provide certain unaudited financial information within 30 days after the end of each month. If we fail to comply with the covenants and our other obligations under the credit facility, Hercules would be able to accelerate the required repayment of amounts due under the loan agreement and, if they are not repaid, could foreclose upon our assets securing our obligations under the credit facility.

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

Since our inception, substantially all of our resources have been dedicated to the preclinical and clinical development of our lead product candidate, LIPO-202.  As of December 31, 2015, we had working capital of $30.6 million and capital resources consisting of cash and cash equivalents of $37.7 million. We have drawn down $10.0 million under our credit facility. We suffered a significant set-back based on the negative results from our Phase 3 trials and, therefore, we expect to need substantial additional funding to pursue the further clinical development of LIPO-202.  Based on the results of any further clinical trials, we expect to continue to expend additional and substantial resources on the completion of clinical development and regulatory preparedness of LIPO-202, preparing and filing any NDA filing, preparations for the commercial launch of LIPO-202, if approved, and development of any other current or future product candidates we may choose to further develop pursue. These expenditures will include costs associated with research and development, conducting additional preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any drug development process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of LIPO-202 or any other current or future product candidates.

In November 2014, we received net proceeds of approximately $57.7 million from our IPO, after deducting underwriting discounts, commissions and offering-related transaction costs. We believe that our existing cash and cash equivalents will be sufficient to fund our operations through the end of fiscal year 2016, including our new Phase 2 trial for the reduction of central abdominal bulging and our Phase 2 proof of concept trial for the chin or submental fat. Should we receive positive results from our new Phase 2 trials, we anticipate having to raise additional funds to support further clinical trials and development of LIPO-202.  However, our operating plan may change as a result of factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future capital requirements depend on many factors, including:

•	results from our new Phase 2 clinical trials and any future Phase 2 and Phase 3 trials;
•	the scope, progress, results and costs of researching and developing LIPO-202 or any of our other current and future product candidates, and conducting preclinical and clinical trials;
•

the cost of commercialization activities if LIPO-202 or any of our other current and future product candidates are approved for sale, including marketing, sales and distribution costs and preparedness of our corporate infrastructure;

•	the cost of manufacturing LIPO-202 or any of our other current and future product candidates that we obtain approval for and successfully commercialize;
•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;
•

whether NovaMedica continues to pursue or terminate our technology transfer agreement with NovaMedica for the development and commercialization of LIPO-202 in certain jurisdictions outside of the United States;

•	the number and characteristics of any additional product candidates we may develop or acquire;
•	any product liability or other lawsuits related to our products or commenced against us;
•	the expenses needed to attract and retain a CEO and other skilled personnel;
•	the costs associated with being a public company;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and
•	the timing, receipt and amount of sales of, or royalties on, any future approved products, if any.

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to:

•	delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for LIPO-202 or any of our other current or future product candidates;
•	delay, limit, reduce or terminate our research and development activities;
•

delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize LIPO-202 or any of our other current or future product candidates;  or

•	Identify and evaluate a potential strategic transaction, such as a merger or sale of the company;

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

We will need to seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidate, or grant licenses on terms unfavorable to us.

Our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income may be subject to certain limitations.

As of December 31, 2015, we had U.S. federal and California net operating loss carryforwards, or NOLs, of approximately $107.3 million and state NOLs of approximately $106.5 million, which expire in various years beginning in 2017 if not utilized. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its future post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We believe we have experienced certain ownership changes in the past and have reduced our deferred tax assets related to NOLs accordingly. In the event that it is determined that we have in the past experienced additional ownership changes, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our NOLs and other tax assets to reduce taxes owed on the net taxable income that we earn in the event that we attain profitability. Any such limitations on the ability to use our NOLs and other tax assets could adversely impact our business, financial condition and operating results in the event that we attain profitability.

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

At December 31, 2015, we had approximately $37.7 million of cash and cash equivalents. While we are not aware of any material losses or other significant deterioration in the fair value of our cash equivalents since December 31, 2015, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

Risks Related to Our Intellectual Property

If our efforts to protect the intellectual property related to our product candidates are not adequate, we may not be able to compete effectively in our market.

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our product candidates and technology.

The patent application process, also known as patent prosecution, is expensive and time-consuming, and we and any future licensors and licensees may not be able to prepare, file, prosecute, and maintain all necessary or desirable patent applications at a reasonable cost or in a timely manner.  Moreover, if we are unable to raise sufficient capital to continue to prosecute and maintain our existing patent portfolio in all countries that we determine to be necessary or desirable, we may elect to forego or abandon patent protection in certain jurisdictions if we determine such election to be in the best interest of the Company.

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

The strength of patents in the specialty pharmaceutical field involves complex legal and scientific questions and can be uncertain. This uncertainty includes changes to the patent laws through either legislative action to change statutory patent law or court action that may reinterpret existing law in ways affecting the scope or validity of issued patents. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates in the United States or foreign countries. Even if patents do successfully issue from the patent applications that we own or in-license, third parties may challenge the validity, enforceability or scope of such patents, which may result in such patents being narrowed, invalidated or held unenforceable. For example, third party challenges, including for example ex parte reexamination and inter partes review proceedings to United States patents in the specialty pharmaceutical field are not uncommon.  These processes are provided for by law and require the USPTO to consider the scope and validity of issued patents if requested.  In addition, patents granted by the European Patent Office may be challenged, also known as opposed, by any person within nine months from the publication of their grant. Any successful challenge to our patents could deprive us of exclusive rights necessary for the successful commercialization of our product candidates. Furthermore, even if they are unchallenged, our patents may not adequately protect our intellectual property, provide exclusivity for our product candidates, or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents we hold or pursue with respect to our product candidates is challenged, it could dissuade companies from collaborating with us to develop, or threaten our ability to commercialize our product candidates.

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

For our U.S. patent applications containing one or more claim that is not entitled to priority before March 16, 2013, there is a potential for a greater level of uncertainty in the patent law. In September 2011, the Leahy-Smith America Invents Act, or the American Invents Act, or AIA, was signed into law. The AIA includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted, reviewed after issuance, and may also affect patent litigation. The USPTO has developed regulations and procedures to govern administration of the AIA, and many of the substantive changes to patent law associated with the AIA. It still remains unclear what other, if any, impact the AIA will have on the operation of our business. Moreover, the AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition. An important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned to a “first-inventor-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the USPTO after that date but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Furthermore, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to either (a) file any patent application related to our product candidates or (b) invent any of the inventions claimed in our patents or patent applications.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties, for example, the intellectual property rights of competitors. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, reexaminations, oppositions, inter partes review, and post-grant review proceedings before the USPTO and corresponding foreign patent offices. Our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents owned or controlled by third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our activities related to our product candidates may give rise to claims of infringement of the patent rights of others. Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents of which we are currently unaware with claims to materials, formulations or methods of manufacture related to the use or manufacture of LIPO-202, LIPO-102 and other future product candidates. We cannot assure you that our product candidates will not infringe existing or future patents. We may not be aware of patents that have already issued that a third party, for example a competitor in the cosmetic market, might assert are infringed by our product candidates. It is also possible that patents of which we are aware, but which we do not believe are relevant to our product candidates, could nevertheless be found to be infringed by our product candidates. Nevertheless, we are not aware of any issued patents that we believe would prevent us from marketing our product candidates, if approved. Because patent applications can take many years to issue and may be confidential for eighteen months or more after filing, there may be currently pending third-party patent applications that have been filed but not published that result in issued patents that LIPO-202,

LIPO-102, our future product candidates or our technologies may infringe, or which such third parties claim are infringed by the use of our technologies. These third parties could bring claims against us that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages, or the holders of any such patents may be able to block our ability to develop, manufacture or commercialize the applicable product candidate unless we obtained a license under the applicable patents, or until such patents expire.

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

The market price of shares of our common stock could be subject to wide fluctuations as a result of many risks listed in this section, and others beyond our control, including:

•	adverse results or delays in clinical trials;
•	inability to obtain additional funding;
•	failure to successfully develop and commercialize our product candidates;
•	changes in laws or regulations applicable to our products, if approved;
•	inability to obtain adequate product supply for our product candidates, or the inability to do so at acceptable prices;
•	adverse regulatory decisions;
•	introduction of new products or technologies by our competitors;
•	failure to meet or exceed product development or financial projections we provide to the public;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	additions or departures of key scientific or management personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	changes in the market valuations of similar companies;
•	sales of our common stock by us or our stockholders in the future; and
•	trading volume of our common stock.

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

•

being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

•	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;
•

not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	reduced disclosure obligations regarding executive compensation; and
•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

We could be delisted from The NASDAQ Global Market, which could seriously harm the liquidity of our stock and our ability to raise capital

On March 21, 2016, we received a letter from the Listing Qualifications staff of The NASDAQ Stock Market LLC indicating that indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we no longer meet the requirement of the NASDAQ Global Market to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5450(a)(1). If we are unable to regain compliance within the 180 day time period prescribed by The NASDAQ Global Market, or if we were to fall out of compliance with this rule once again, and if it appears that we would not be able to cure the deficiency in a timely manner, or if we are then otherwise not eligible, then we may be subject to delisting, or forced to transfer to a less desirable trading market within Nasdaq.

If our shares of common stock have a Market Value of Listed Securities, or MVLS, for 30 consecutive business days of less than $50,000,000, we would no longer meet the requirement to maintain a MVLS of $50,000,000, as set forth in Nasdaq Listing Rule 5450(b)(2)(a). If this occurs and we are unable to regain compliance within the 180 day time period prescribed by The NASDAQ Global Market, or if we were to fall out of compliance with this rule once again, and if it appears that we would not be able to cure the deficiency in a timely manner, or if we are then otherwise not eligible, then we may be subject to delisting, or forced to transfer to a less desirable trading market within Nasdaq.

There can be no assurance that we will be able to maintain compliance with the minimum bid price requirement or the MVLS requirement, or maintain compliance with the other listing requirements, or that we will be eligible for listing on any comparable trading market. The effects of losing the NASDAQ listing could materially harm our ability to raise additional capital.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2015, our principle stockholders, executive officers, directors and their respective affiliates beneficially owned approximately 59% of our outstanding voting stock. Therefore, these stockholders have the ability to influence us through this ownership position and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Our quarterly operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline.

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	variations in the level of expenses related to LIPO-202, including further clinical trials based on the negative results from our AbCONTOUR1 and AbCONTOUR2 U.S.-based pivotal Phase 3 trials;
•	variations in the level of expenses related to any of our other current and future product candidates;
•	if LIPO-202 receives regulatory approval, the level of underlying demand for this product candidate and wholesalers’ buying patterns;
•	addition or termination of clinical trials or funding support;
•	our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements.
•	any intellectual property infringement lawsuit in which we may become involved; and
•	regulatory developments affecting our LIPO-202 or any of our other current and future product candidates or those of our competitors.

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

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. On December 14, 2015, we announced that top-line results from our AbCONTOUR1 and AbCONTOUR2 U.S.-based pivotal Phase 3 trials to evaluate the safety and efficacy of our lead product candidate, LIPO-202, showed that in both studies that LIPO-202 did not meet its co-primary composite and secondary endpoints.  Based on this announcement, we incurred a significant reduction in the value of shares of our common stock in the public market.  We are unable to predict the effect that future sales may have on the prevailing market price of our common stock.

Certain holders of our securities are entitled to rights with respect to the registration of their shares under the Securities Act of 1933, as amended, or the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Our management will have broad discretion over the use of our cash, and we could spend our cash in ways our stockholders may not agree with or that do not yield a favorable return, if at all. We currently expect to use substantially all of the remaining net proceeds from our IPO to fund our Phase 2 clinical trial of LIPO-202, and any excess funds to be used for general corporate purposes, including our planned research, clinical trial and product development activities. However, our use of cash, including the remaining net proceeds from our IPO may differ substantially from our current plans. If we do not invest or apply our cash in ways that improve our operating results, we may fail to achieve expected financial results, which could cause our stock price to decline.

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

Our amended and restated certificate of incorporation and amended and restated bylaws became effective immediately prior to the completion of our IPO contain provisions that could delay or prevent changes in control or changes in our management without the consent of our board of directors. These provisions include the following:

•	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
•	prohibiting our stockholders from calling a special meeting of stockholders or acting by written consent;
•

permitting our board to issue additional shares of our preferred stock, with such rights, preferences and privileges as they may designate, including the right to approve an acquisition or other changes in control;

•	establishing an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
•	providing that our directors may be removed only for cause;
•	providing that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and
•

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

Our amended and restated certificate of incorporation and amended and restated bylaws that became effective immediately prior to the completion of our IPO provides that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.

In addition, as permitted by Section 145 of the Delaware General Corporation Law, our amended and restated bylaws and our indemnification agreements that we have entered into with our directors and officers provide that:

•

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

•	We may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law.
•

We are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification.

•

We will not be obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification.

•

The rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons.

•	We may not retroactively amend our bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.

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

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on the NASDAQ Global Market on November 20, 2014 and trades under the symbol “NEOT”. Prior to November 20, 2014, there was no public market for our common stock. The table below provides the high and low intra-day sales prices of our common stock for the periods indicated, as reported by The NASDAQ Global Market.

	High	Low
Year ended December 31, 2015
Fourth Quarter	$10.78	$1.24
Third Quarter	$15.05	$7.77
Second Quarter	$9.05	$5.92
First Quarter	$8.88	$6.42
Year ended December 31, 2014
Fourth Quarter (beginning November 20, 2014)	$14.10	$6.11

The last sale price for our common stock as reported by the NASDAQ Global Market on February 29, 2016 was $0.60 per share.

Holders of Common Stock

As of February 29, 2016, there were 13,750,016 shares of our common stock outstanding and 8 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Performance Graph

Set forth below is a graph comparing the cumulative total return on an indexed basis of a $100 investment in the Company's common stock, the NASDAQ Composite® (US) Index and the NASDAQ Biotechnology Index commencing on November 20, 2014 (the date our common stock began trading on the NASDAQ Global Market) and continuing through December 31, 2015. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Securities

During the fourth quarter of 2015, we did not issue any securities that were not registered under the Securities Act.

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

Issuer Repurchases of Equity Securities

None.

Item 6. Selected Financial Data.

The following table shows selected financial data as of, and for the periods ended on, the dates indicated. Our historical results are not necessarily indicative of the results to be expected in the future and results of interim periods are not necessarily indicative of the results for the entire year. You should read the following selected financial data in conjunction with our financial statements, the notes to the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The selected financial data included in this section are not intended to replace the financial statements and the related notes included elsewhere in this report.

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except share and per share data)
Statement of Operations Data:
Operating expenses:
Research and development	$34,410	$5,175	$11,448
General and administrative	7,639	4,416	2,975
Total operating expenses	42,049	9,591	14,423
Loss from operations	(42,049)	(9,591)	(14,423)
Interest income	26	8	1
Interest expense	(1,134)	(375)	(57)
(Loss) gain on change in fair value of preferred stock warrants	—	(861)	(490)
Other income (expense), net	—	—	(47)
Net loss	$(43,157)	$(10,819)	$(15,016)
Net loss per share, basic and diluted(1)	$(3.15)	$(5.36)	$(29.33)
Weighted average shares used to compute basic and diluted net loss per share(1)	13,696,033	2,017,601	511,949

(1)	Please see Note 2 of our financial statements included elsewhere in this document for an explanation of the calculations of our actual basic and diluted net loss per share.

	As of December 31,
	2015	2014	2013
	(in thousands)
Balance sheet data:
Cash and cash equivalents	$37,749	$75,948	$4,364
Working capital	$30,626	$74,964	$2,978
Total assets	$40,112	$76,898	$4,530
Long-term debt, less current portion	$7,205	$9,741	$—
Convertible preferred stock warrant liability	$—	$—	$2,205
Convertible preferred stock	$—	$—	$57,489
Accumulated deficit	$(112,832)	$(69,675)	$(58,855)
Total stockholders’ equity (deficit)	$23,807	$65,247	$(56,691)

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

Overview

We are a clinical-stage specialty pharmaceutical company developing therapeutics for the aesthetic market. Our initial focus is on localized fat reduction and body contouring. Our lead product candidate, LIPO-202, is a first-in-class injectable formulation of the long-acting ß2-adrenergic receptor agonist, salmeterol xinafoate, which is an active ingredient in the U.S. Food and Drug Administration, or FDA, approved inhaled products SEREVENT DISKUS, ADVAIR HFA and ADVAIR DISKUS. We plan to continue the further development of LIPO-202, for the reduction of central abdominal bulging due to subcutaneous fat in non-obese patients.  We also plan to evaluate the use of LIPO 202 for the reduction of unwanted localized fat deposits under the chin, or submental fat. We previously completed development of LIPO-202 in our Phase 2 RESET trial in 2013, showing a statistically significant reduction in central abdominal bulging due to subcutaneous fat in non-obese patients.  In 2015, we conducted two pivotal U.S. Phase 3 trials of LIPO-202, which  failed to meet their co-primary composite or secondary endpoints as well as showing near identical results with no bias in sites or subgroups. In these trials, AbCONTOUR1 and AbCONTOUR2, LIPO-202 continued to show a safety profile similar to placebo. We, and expert consultants that we engaged, conducted a detailed review of these unexpected trial results. Based on the results of the review by us and our expert consultants, we concluded that modifications intended to make LIPO-202 commercially ready may have affected the drug product. We have initiated work on a modified formulation of LIPO-202, primarily based on the drug product formulation used in the Phase 2 RESET trial. We plan to conduct a randomized, placebo-controlled, double-blind Phase 2 clinical trial with this modified formulation and expect top-line data in the first quarter of 2017. We also plan to initiate a Phase 2 proof of concept study to examine the use of LIPO-202 for the reduction of unwanted localized fat deposits under the chin, or submental fat, and expect top-line results in late fourth quarter of 2016. Since commencing operations in February 2007, we have invested substantially all of our efforts and financial resources in the research and development and commercial planning for LIPO-202, which is currently our lead product candidate. Through December 31, 2015, we have funded substantially all of our operations through the sale and issuance of our preferred stock, venture debt, convertible debt and the sale of shares in our initial public offering.

We have never been profitable and, as of December 31, 2015, we had an accumulated deficit of $112.8 million. We incurred net losses of $43.2 million and $10.8 million for the years ended December 31, 2015 and 2014, respectively. We expect to continue to incur net operating losses for at least the next several years as we advance LIPO-202 through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization. We have no manufacturing facilities and all of our manufacturing activities are contracted out to third parties. Additionally, we currently utilize third-party CROs to carry out our clinical development. We will need substantial additional funding to support our operating activities. Adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

Basis of Presentation

Revenue

Our ability to generate revenues from product sales, which we do not expect will occur before 2019, at the earliest, will depend heavily on our obtaining marketing approval from the FDA for, and, subsequent to that, our successful commercialization of, LIPO-202. If we fail to complete the development of LIPO-202 in a timely manner or to obtain regulatory approval, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

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

We expense both internal and external research and development costs in the periods in which they are incurred. To date, substantially all our research and development expenses have related to the development of LIPO-202. For the years ended December 31, 2015, 2014 and 2013, we incurred costs of $34.4 million, $5.2 million and $11.4 million respectively, on research and development expenses.

We do not allocate compensation expense to individual product candidates, as we are organized and record expense by functional department and our employees may allocate time to more than one development project. We do not utilize a formal time allocation system to capture expenses on a project-by-project basis.

Conducting significant research and development is central to our business and strategy. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and greater duration of late stage clinical trials as compared to earlier clinical and preclinical development. Due to the inherently unpredictable nature of clinical development and given our current stage of development for our product candidate, we cannot determine and are unable to estimate the timelines we will require and the costs we will incur for the development of LIPO-202. See “Risk Factors — Risks Related to Our Business — Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.”

General and Administrative Expenses

Our general and administrative expenses primarily consist of personnel costs, including cash compensation, benefits and share-based compensation expense, associated with our executive, accounting and finance departments. Other general and administrative expenses include costs in connection with patent filing, prosecution and defense, facility, director and officer insurance premiums, to support our operations as a public company, information technology costs and professional fees for legal, consulting, marketing, audit and tax services. We expect our general and administrative expenses will increase in the future as we increase continue our research and development activities, maintain compliance with exchange listing and SEC requirements and continue to operate as a public company.

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

Examples of estimated accrued research and development expenses include:

•	fees paid to CROs in connection with clinical trials;
•	fees paid to investigative sites in connection with clinical trials;
•	fees paid to vendors in connection with preclinical development activities; and
•	fees paid to vendors related to product manufacturing, development and distribution of clinical supplies.

We base our expenses related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows and expense recognition. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual accordingly. Our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting changes in estimates in any particular period. Through December 31, 2015, there have been no material adjustments to our prior period estimates of accrued expenses for clinical trials. Nonrefundable advance payments for goods and services, including fees for process development or manufacturing and distribution of clinical supplies that will be used in future research and development activities, are deferred and recognized as expense in the period that the related goods are consumed or services are performed.

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

Results of Operations

Comparison of the Years Ended December 31, 2015 and 2014

	Year Ended December 31,		Change
	2015	2014	$
	(in thousands, except percentage)
Operating expenses:
Research and development	$34,410	$5,175	$29,235
General and administrative	7,639	4,416	3,223
Total operating expenses	42,049	9,591	32,458
Loss from operations	(42,049)	(9,591)	(32,458)
Interest income	26	8	18
Interest expense	(1,134)	(375)	(759)
Loss on change in fair value of convertible preferred stock warrants	—	(861)	861
Net loss	$(43,157)	$(10,819)	$(32,338)

Research and Development Expenses.    Research and development expenses increased by $29.2 million, $19.0  million of the increase was due to operating costs of our AbCONTOUR1 and AbCONTOUR2 U.S. Phase 3 clinical trials, which evaluate the safety and efficacy of LIPO-202. Approximately $5.7 million of the increase was due to operating costs of LIPO-202-CL-21 safety study in a special population of obese patients, LIPO-202-CL-22 open label trial and LIPO-202-CL-23 extension study in support of the registration of LIPO-202.  Additionally, there was an increase of $1.2 million in activities related to drug manufacturing to support our clinical trial programs. The remainder of the increase is due to the expansion of headcount in our clinical and regulatory departments and consulting services to support our trials, as well as the formation of a Corporate Advisory Board, or CAB, comprised of plastic surgeons, dermatologists and other physicians, that provided expertise regarding research, product development and regulatory affairs.

General and Administrative Expenses.    General and administrative expenses increased by $3.2 million to $7.6 million for the year ended December 31, 2015, from $4.4 million for the year ended December 31, 2014.  Substantially all of the increase was due to an increase in costs associated with being a publicly traded company, such as, public and investor relations, board of director expenses, general legal fees, Directors’ and Officers’ liability insurance and addition of personnel to assist with the Securities and Exchange reporting requirements. Our consulting and outside services costs increased by approximately $557,000 due to use of consultants to assist with our human resources activities compensation strategy, and PR/IR activities. Our general legal fees increased by approximately $697,000 due to an increase in general business activities and publicly traded company requirements. In addition, share-based compensation increased by approximately $598,000 as a result of options granted and Directors’ and Officers’ insurance increased by $428,000.

Interest Expense.    Interest expense increased by approximately $759,000 to approximately $1.1 million for the year ended December 31, 2015, from $375,000 for the year ended December 31, 2014. The increase resulted from an increase in our average debt outstanding during the year ended December 31, 2015, as compared to the same period in the prior year, due to the total $10.0 million drawn in 2014 under the loan agreement we entered into in June 2014.

Loss on Change in Fair Value of Convertible Preferred Stock Warrants.    There was no loss on the change in fair value of convertible preferred stock warrants for the twelve months ended December 31, 2015. Upon completion of the IPO in November 2014, all convertible preferred stock warrants were converted to common stock warrants and are no longer subject to remeasurement. The loss of approximately $861,000 for the twelve months ended December 31, 2014, was as a result of an increase in the fair value of the warrants through the date of the IPO.

Comparison of Years Ended December 31, 2014 and 2013.

	Year Ended December 31,		Change
	2014	2013	$
	(in thousands, except percentage)
Operating expenses:
Research and development	$5,175	$11,448	$(6,273)
General and administrative	4,416	2,975	1,441
Total operating expenses	9,591	14,423	(4,832)
Loss from operations	(9,591)	(14,423)	4,832
Interest income	8	1	7
Interest expense	(375)	(57)	(318)
Loss on change in fair value of preferred stock warrants	(861)	(490)	(371)
Other expense	—	(47)	47
Net loss	$(10,819)	$(15,016)	$4,197

Research and Development Expenses.    Research and development expenses decreased by $6.2 million to $5.2 million for the year ended December 31, 2014, from $11.4 million for the year ended December 31, 2013. The decrease was primarily due to a decrease in clinical trial costs of $8.2 million attributable to our U.S. Phase 2 clinical trials, which were completed during 2013, offset by an increase of approximately $522,000 associated with start-up costs and manufacturing of our clinical trial materials for our Phase 3 clinical trials and an increase attributable to consulting and endpoint tool validation studies of approximately $864,000. In addition, there was an increase of approximately $115,000 for the year ended December 31, 2014, related to severance charges, and an increase of approximately $235,000 related to share-based compensation related to options granted in 2014.

General and Administrative Expenses.    General and administrative expenses increased by $1.4 million to $4.4 million for the year ended December 31, 2014, from $3.0 million for the year ended December 31, 2013. The increase was primarily due to an increase in costs related to our audit, consulting expenses related to commercialization models and compensation, public and investor relations, or PR/IR, general legal fees, legal costs and fees related to maintaining our patent portfolio, and share-based compensation expense. Our audit related costs increased by approximately $275,000 due to consolidating the timing of both fiscal year 2012 and 2013 audits in 2014. In addition, our consulting and outside services costs increased by approximately $345,000 due to use of consultants to assist with our commercial model, human resources activities compensation strategy, and PR/IR activities. Our general legal fees increased by approximately $242,000 due to an increase in general business activities. In addition, share-based compensation increased by approximately $297,000 as a result of options granted.

Other Expense, Net.    There was no other income or expense for the year ended December 31, 2014. The $47,000 other expense for the year ended December 31, 2013 was a result of a loss on disposal of camera equipment no longer being utilized in our clinical trials.

Interest Expense.    Interest expense increased by approximately $318,000, to approximately $375,000 for the year ended December 31, 2014, from $57,000 for the year ended December 31, 2013. The increase resulted from an increase in our average debt outstanding during the year ended December 31, 2014, as compared to the same period in the prior year, due to the total $10.0 million drawn in 2014 under the loan agreement we entered into in June 2014.

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

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operating activities for the years ended December 31, 2015 and 2014. As of December 31, 2015, we had an accumulated deficit of $112.8 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of LIPO-202 and incur additional costs associated with being a public company. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for at least the next twelve months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

In November 2014, we completed our IPO of 4,650,000 shares of common stock at an offering price of $14.00 per share. We received net proceeds of approximately $57.7 million, after deducting underwriting discounts, commissions and offering-related transaction costs. At December 31, 2015, we had cash, cash equivalents and marketable securities of approximately $37.7 million.

On December 1, 2015, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as a sales agent (“Cantor Fitzgerald”) pursuant to which the Company may offer and sell from time to time, through Cantor Fitzgerald shares of Neothetics common stock, par value $0.0001 per share, having an aggregate offering price of up to $20.0 million. As of December 31, 2015 no shares were issued pursuant to the Sales Agreement.

On December 14, 2015, we announced that top-line results from our AbCONTOUR1 and AbCONTOUR2 U.S.-based pivotal Phase 3 trials to evaluate the safety and efficacy of our lead product candidate, LIPO-202, for the reduction of central abdominal bulging due to subcutaneous fat, showed that in both studies that LIPO-202 did not meet its co-primary composite and secondary endpoints.  While we continue to analyze the data from AbCONTOUR1 and AbCONTOUR2 to fully understand the trial results and to evaluate our future plans, we may be required to conduct additional studies or find alternative product candidates, which would require substantial funding and potential delays in commercialization of LIPO-202 or other product candidates.

Summary Statement of Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net cash used in operating activities	$(37,911)	$(9,572)	$(12,904)
Net cash provided by (used in) investing activities	(426)	(18)	83
Net cash provided by financing activities	139	81,174	6,085
Net increase (decrease) in cash and cash equivalents	$(38,198)	$71,584	$(6,736)

Cash Flows from Operating Activities.

Net cash used in operating activities was $37.9 million, $9.6 million and $12.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. The primary use of cash was to fund our operations related to the development of our product candidates in each of these periods.

Cash Flows from Investing Activities.

Net cash used in investing activities was $426,000 during the year ended December 31, 2015, compared to $18,000 of cash used in investing activities during the same period of 2014 and cash provided by investing activities of $83,000 for the year ended December 31, 2013. Cash used for investing activities consisted primarily of the purchase of property and equipment and a $200,000 letter of credit for the year ended December 31, 2015. Cash used for investing activities consisted of the purchase of property and equipment for the year ended December 31, 2014. Cash provided by investing activities consisted primarily of proceeds from the sale of equipment for the year ended December 31, 2013.

Cash Flows from Financing Activities.

Financing activities provided cash of $139,000 for the year ended December 31, 2015, primarily from the issuance of stock options and employee stock purchase plan.

Financing activities provided cash of $81.2 million for the year ended December 31, 2014, consisting of approximately $57.7 million of net proceeds from our IPO, $13.6 million of proceeds from the issuance of preferred stock for cash net of offering costs and $10.0 million of proceeds from the advance under our loan and security agreement, offset by the pay-down of $0.2 million of principal under our loan and security agreement.

Financing activities provided cash of $6.1 million for the year ended December 31, 2013, consisting of proceeds of $6.5 million from the sale of 4,918,272 shares of Series C convertible preferred stock, offset by payments on debt of approximately $448,000.

Operating and Capital Expenditure Requirements

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the progress, costs and results of our clinical activities for LIPO-202;
•	the outcome, timing and cost of regulatory approvals;
•	the costs and timing of establishing sales, marketing and distribution capabilities, if LIPO-202 is approved;
•	delays that may be caused by changing regulatory requirements;
•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims; and
•	the extent to which we acquire or invest in businesses, products or technologies.

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

Contractual obligations and commitments

The following table summarizes our contractual obligations at December 31, 2015 (in thousands):

	Payments Due by Period
	Total	2016	2017	2018	2019	2020	More than 5 Years
Long-term debt (including interest)	$11,704	$3,589	$3,830	$4,285	$—	$—	$—
Operating lease	1,727	379	396	411	432	109	—
Total	$13,431	$3,968	$4,226	$4,696	$432	$109	$—

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk.    Our cash, cash equivalents and short-term investments as of December 31, 2015 consisted of cash and money market funds. We are exposed to market risk related to fluctuations in interest rates and market prices. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. We currently do not hedge interest rate exposure.  However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation.

We had outstanding borrowings under the Loan Agreement of $10.0 million as of December 31, 2015. Interest is payable at a variable rate of the greater of either 9.0% plus the prime rate minus 3.25% or 9.0% per annum. A hypothetical 100 basis point change in interest rates would not be expected to have a material effect on the fair values of our outstanding debt.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures. Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, or December 31, 2015, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the December 31, 2015. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria.

Attestation Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to the deferral allowed under the JOBS Act for emerging growth companies

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the year ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2016 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2015, under the headings “Board of Directors Information,” “Corporate Governance,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

NEOTHETICS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Neothetics, Inc.

We have audited the accompanying balance sheets of Neothetics, Inc. as of December 31, 2015 and 2014, and the related statements of operations, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neothetics, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Diego, CA

March 29, 2016

NEOTHETICS, INC.

BALANCE SHEETS

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$37,748,603	$75,947,516
Prepaid expenses and other current assets	1,976,997	925,773
Total current assets	$39,725,600	76,873,289

Restricted Cash	200,000	—
Property and equipment, net	186,372	24,809
Total assets	$40,111,972	$76,898,098
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,017,192	$997,269
Accrued clinical trial expenses	1,422,810	—
Other accrued expenses	903,148	912,320
Long-term debt, current portion	2,756,351	—
Total current liabilities	9,099,501	1,909,589
Long-term debt, net of current portion	7,205,176	9,741,080
Stockholders' equity:
Preferred Stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock - $0.0001 par value; 300,000,000 shares authorized; 13,750,016 and 13,671,311 shares issued and outstanding at December 31, 2015 and 2014 respectively;	1,374	1,366
Additional paid-in capital	136,637,678	134,920,775
Accumulated deficit	(112,831,757)	(69,674,712)
Total stockholders’ equity	23,807,295	65,247,429
Total liabilities and stockholders’ equity	$40,111,972	$76,898,098

See accompanying notes.

NEOTHETICS, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013
Expenses:
Research and development	$34,409,664	$5,174,876	$11,447,844
General and administrative	7,639,427	4,416,181	2,974,842
Total operating expenses	42,049,091	9,591,057	14,422,686
Loss from operations	(42,049,091)	(9,591,057)	(14,422,686)
Interest income	26,033	7,555	1,349
Interest expense	(1,133,987)	(374,891)	(56,808)
Loss on change in fair value of preferred stock warrants	—	(860,843)	(490,802)
Other expense, net	—	—	(47,306)
Net loss	$(43,157,045)	$(10,819,236)	$(15,016,253)
Net loss per share, basic and diluted	$(3.15)	$(5.36)	$(29.33)
Weighted average shares used to compute basic and diluted net loss per share	13,696,033	2,017,601	511,949

See accompanying notes.

NEOTHETICS, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series B-2 Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Equity (Deficit)	Equity (Deficit)
Balance at December 31, 2012	1,500,000	1,455,686	12,432,430	23,095,634	4,402,438	6,816,594	14,689,923	19,684,007	—	—	508,009	51	2,083,576	(43,839,223)	(41,755,596)
Issuance of preferred stock for cash net of $448,849 of offering costs	—	—	—	—	—	—	4,918,272	6,436,732	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	80,487	—	80,487
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(15,016,253)	(15,016,253)
Balance at December 31, 2013	1,500,000	$1,455,686	12,432,430	$23,095,634	4,402,438	$6,816,594	19,608,195	$26,120,739	—	$—	508,009	$51	$2,164,063	$(58,855,476)	$(56,691,362)
Issuance of preferred stock for cash net of $7,285 of offering costs	—	—	—	—	—	—	5,714,288	7,992,718	—	—	—	—	—	—	—
Issuance of preferred stock for cash, net of $566,580 offering costs	—	—	—	—	—	—	—	—	3,333,334	5,433,421	—	—	—	—	—
Common stock issued upon exercise of options	—	—	—	—	—	—	—	—	—	—	54,920	5	76,295	—	76,300
Share-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	612,952	—	612,952
Initial public offering of common stock at $14.00 per share, net of $7,361,037 offering costs	—	—	—	—	—	—	—	—	—	—	4,650,000	465	57,738,498	—	57,738,963
Conversion of preferred stock to common stock	(1,500,000)	(1,455,686)	(12,432,430)	(23,095,634)	(4,402,438)	(6,816,594)	(25,322,483)	(34,113,457)	(3,333,334)	(5,433,421)	8,225,062	822	70,913,970		70,914,792
Conversion of preferred stock warrants to common stock warrants		—	—	—	—	—	—	—	—	—	—	—	3,415,020	—	3,415,020
Net exercise of warrants											233,320	23	(23)	—	—
Net loss		—	—	—	—	—	—	—	—	—	—	—	—	(10,819,236)	(10,819,236)
Balance at December 31, 2014	-	$—	—	$—	—	$—	$—	$—	—	$—	13,671,311	$1,366	$134,920,775	$(69,674,712)	$65,247,429
Common stock issued upon exercise of options	—	—	—	—	—	—	—	—	—	—	48,167	5	96,499	—	96,504
Common stock issued upon purchase of the employee stock purchase plan	—	—	—	—	—	—	—	—	—	—	8,038	1	42,125	—	42,126
Issuance of restricted shares, net of shares repurchased for minimum tax liability	—	—	—	—	—	—	—	—	—	—	22,500	2	193,498	—	193,500
Share-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	1,384,781	—	1,384,781
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(43,157,045)	(43,157,045)
Balance at December 31, 2015		$—	—	$—	—	$—	—	$—	—	$—	13,750,016	$1,374	$136,637,678	$(112,831,757)	$23,807,295

See accompanying notes.

NEOTHETICS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net loss	$(43,157,045)	$(10,819,236)	$(15,016,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of assets	6,140	—	47,306
Depreciation and amortization	58,425	17,669	72,216
Noncash interest expense on notes payable and debt	220,447	84,330	27,196
Share-based compensation	1,578,279	612,952	80,487
Loss on change in fair value of preferred stock warrants	—	860,843	490,802
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,051,224)	(783,910)	1,343,087
Accounts payable and accrued expenses	4,433,561	455,234	51,048
Net cash used in operating activities	(37,911,417)	(9,572,118)	(12,904,111)
Investing activities
Proceeds from sale of property and equipment	—	—	64,200
(Increase) decrease in restricted cash	(200,000)	—	40,000
Purchase of property and equipment	(226,128)	(18,078)	(21,157)
Net cash provided by (used in) investing activities	(426,128)	(18,078)	83,043
Financing activities
Proceeds from bank loan	—	10,000,000	—
Principal payments on bank loan	—	(209,698)	(448,238)
Issuance of common stock from exercise of options	96,506	76,300	—
Issuance of common stock from employee stock purchase plan	42,126	—	—
Issuance of preferred stock for cash, net of offering costs	—	13,568,140	6,533,455
Proceeds from IPO, net of offering costs	—	57,738,963	—
Net cash provided by financing activities	138,632	81,173,705	6,085,217
Net (decrease) increase in cash and cash equivalents	(38,198,913)	71,583,509	(6,735,851)
Cash and cash equivalents, beginning of period	75,947,516	4,364,007	11,099,858
Cash and cash equivalents, end of period	$37,748,603	$75,947,516	$4,364,007
Supplemental disclosure of cash flow activity
Cash paid for interest	$912,500	$351,891	$32,701
Supplemental disclosure of noncash financing activities
Warrants issued for services in connection with issuance of preferred stock	$—	$142,001	$96,723
Warrants issued in connection with Loan and Security Agreement	$—	$207,429	$—
Conversion of preferred stock warrants to common stock warrants	$—	$3,415,020	$—
Conversion of convertible preferred stock into common stock	$—	$70,913,970	$—

See accompanying notes.

NEOTHETICS, INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

The Company was incorporated in Delaware on February 1, 2007, under the name Lipothera, Inc. In September 2008, the Company changed its name to Lithera, Inc. In August 2014, the Company changed its name to Neothetics, Inc. The Company is a clinical-stage specialty pharmaceutical company developing therapeutics for the aesthetic market. The Company’s focus is on the further development and commercialization of LIPO-202, including for the reduction of central abdominal bulging due to subcutaneous fat in non-obese patients and for the reduction of unwanted localized fat deposits under the chin, or submental fat.

In November 2014, the Company completed its initial public offering, or IPO of 4,650,000 shares of common stock at an offering price of $14.00 per share. The Company received net proceeds of approximately $57.7 million, after deducting underwriting discounts and commissions and offering-related transaction costs.

As of December 31, 2015, the Company has devoted substantially all of its efforts to product development, raising capital, and building infrastructure and has not realized revenues from its planned principal operations.

2. Summary of Significant Accounting Policies

Segment Reporting

Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and managed its business as one operating segment.

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

Restricted Cash

 Restricted cash as of December 31, 2015 represents a $200,000 restricted money market account used to secure the standby letter of credit issued in connection with a lease amendment (see Note 5 “Debt”).

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

Fair Value of Financial Instruments

The carrying amounts of prepaid and other current assets, accounts payable and accrued expenses are reasonable estimates of their fair value because of the short term maturity of these items.

Property and Equipment

Property and equipment, which primarily consist of office furniture and equipment and computer equipment, are stated at cost and depreciated over the estimated useful lives of the assets (three to five years) using the straight-line method.

NEOTHETICS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment. An impairment loss is recorded if and when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. While the Company's current and historical operating losses and negative cash flows are indicators of impairment, management believes that future cash flows to be received support the carrying value of its long-lived assets and, accordingly, has not recognized any impairment losses since inception.

Research and Development Costs

Research and development expenses consist primarily of salaries and related overhead expenses; fees paid to consultants and contract research organizations; costs related to acquiring and manufacturing clinical trial materials; and costs related to compliance with regulatory requirements.

All research and development costs are charged to expense as incurred.

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and the tax reporting basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are recorded when the realizability of such deferred tax assets is not more likely than not.

The guidance on accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. During 2015 and 2014, the Company had not recognized interest and penalties in the balance sheets or statements of operations. The Company is subject to taxation in the U.S. and state jurisdictions. The Company’s tax years from inception are subject to examination by the United States and California authorities due to the carryforwards of unutilized net operating losses (NOLs) and research and development credits.

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

The Company recognizes share-based compensation on a straight-line basis over the vesting term of the options. The Company granted 400,719 and 710,031options to purchase common stock and zero and 196,721 restricted awards during the years ended December 31, 2015 and 2014, respectively. There were no options granted to employees or a member of the board of directors during the year ended December 31 2013. The Company recorded noncash share-based compensation for employees and members of the board of directors of $1,384,781, $612,952 and $80,487 for the years ended December 31, 2015, 2014 and 2013 respectively.

Option grants to non-employees are valued at fair value and are expensed over the period services are provided. These options are subject to periodic revaluation to reflect the current fair value at each reporting period until the non-employee completes the performance obligation or the date on which a performance commitment is reached. There was no noncash compensation to consultants for the years ended December 31, 2015, 2014 and 2013.

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

NEOTHETICS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

	December 31, 2015	December 31, 2014	December 31, 2013
Conversion of preferred stock based on conversion rights	—	—	6,697,672
Warrants for convertible preferred stock issued and outstanding	—	—	604,329
Warrants for common stock	71,257	71,257	—
Common stock options and restricted stock awards issued and outstanding	1,363,027	1,198,830	368,566
	1,434,284	1,270,087	7,670,567

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

In November 2015, the FASB issued guidance codified in ASU 2015-17 (Topic 740), Balance Sheet Classification of Deferred Taxes. The guidance requires entities to classify all deferred tax assets and liabilities as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts. Additionally, entities will no longer allocate valuation allowances between current and non-current deferred tax assets because those allowances will also be classified as non-current. Under current GAAP, in a classified statement of financial position, deferred tax assets and liabilities are separated into a current amount and a non-current amount on the basis of the classification of the related asset or liability for financial reporting. Deferred tax assets and liabilities that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The Company has elected to early adopt ASU 2015-17 and will present all deferred tax assets and liabilities as non-current for the period ended December 31, 2015. The Company has applied the standard on a prospective basis. Therefore, the classification of deferred tax assets and liabilities in periods prior to the period ended December 31, 2015 has not been changed from the original presentation.

NEOTHETICS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014 are as follows:

		Fair Value Measurements at Reporting Date Using
	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund(1)	$36,752,200	$36,752,200	$—	$—
Total assets	$36,752,200	$36,752,200	$—	$—

(1)	Included as a component of cash and cash equivalents on accompanying balance sheet.

		Fair Value Measurements at Reporting Date Using
	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund(1)	$75,231,695	$75,231,695	$—	$—
Total assets	$75,231,695	$75,231,695	$—	$—

(1)	Included as a component of cash and cash equivalents on accompanying balance sheet.

NEOTHETICS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2015	2014
Office furniture and equipment	$279,547	$153,460
Less accumulated depreciation and amortization	(93,175)	(128,651)
	$186,372	$24,809

Depreciation and amortization expense related to furniture and equipment amounted to $58,425 and $17,669, for the years ended December 31, 2015 and 2014, respectively.

5. Debt

Loans

In February 2010, and as amended during 2012, the Company entered into a loan and security agreement (2010 Loan and Security Agreement) with Silicon Valley Bank (SVB), for borrowings of $3,750,000, collateralized by all assets of the Company. In connection with the borrowings, the Company issued warrants to the bank for the purchase of a total of 64,865 shares of Series B convertible preferred stock and warrants to purchase 75,000 shares of Series C convertible preferred stock, all of which were converted to 24,419 common stock warrants at a weighted average exercise price of $9.90 effective upon the completion of the IPO.

In 2013, through the payoff of the loan in June 2014 the Company paid interest equal to 7.78% above the 24-month Treasury Rate with a floor of 8.00%. The Company recorded total interest expense of $4,186 for the twelve months ended December 31, 2014, related to the 2010 Loan and Security Agreement, as amended

In June 2014, the Company entered into a Loan and Security Agreement (Loan Agreement) with Hercules Technology Growth Capital Inc. that provided for borrowings up to $10.0 million available to the Company in two tranches. Upon closing of the Loan Agreement, the Company borrowed $4.0 million. In October 2014, the Company entered into the first amendment of the Loan Agreement and borrowed the remaining $6.0 million available under the agreement.

In connection with the Loan Agreement, in June 2014, the Company issued warrants to purchase shares of Series C convertible preferred stock equal to 4% of the amount advanced under the loan. Effective upon the IPO, this was converted to a warrant to purchase 46,838 shares of common stock at $8.54, which expires on June 11, 2024. The fair value of the warrants issued was $207,429, based on the fair value of such Series C warrants at the date of issuance. The warrants’ fair value and financing fees of approximately $133,000 were recorded as a debt discount. The initial value of the fees and warrants are amortized to interest expense over the remaining term using the effective interest method.

The loan bears interest equal to the greater of either 9.0%, plus the Prime Rate as reported in The Wall Street Journal, less 3.25% or 9.0%. Interest only is due and payable through January 2016, with principal and interest payments due commencing February 2016 through loan maturity in January 2018 and an end of term charge of $300,000. The Company may elect a prepayment option. If elected, the Company will be required to pay the entire principal balance, all accrued and unpaid interest, together with a prepayment charge ranging from 1%-3% of the advance amount being prepaid, as well as the end of term charge. The loan is secured by substantially all assets of the Company. The Company recorded total interest expense of and $1,133,987 and $370,705 related to the Loan Agreement for the twelve months ended December 31, 2015 and December 31, 2014, respectively.

NEOTHETICS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

At December 31, 2015, the principal balance outstanding under the Loan Agreement was $10.0 million. As of December 31, 2015, the principal and interest payments of the loan over its term are as follows:

2016	$3,589,325
2017	3,829,946
2018	4,285,308
2019	—
2020	—
Total	11,704,579
Less interest	(1,704,578)
Accretion of debt discount/premium	(38,474)
Less current portion of debt	(2,756,351)
Long-term debt, net of current portion	$7,205,176

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

6. Convertible Preferred Stock and Stockholders’ Equity

Common Stock

On December 1, 2015, the Company entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald, as a sales agent pursuant to which the Company may offer and sell from time to time, through Cantor Fitzgerald shares of Neothetics common stock, par value $0.0001 per share, having an aggregate offering price of up to $20.0 million. The minimum share price for this Controlled Equity Offering is selected at the discretion of the board of directors.

The Company cannot provide any assurances that it will issue any shares pursuant to the Sales Agreement. Subject to the terms and conditions of the Sales Agreement, Cantor Fitzgerald will use commercially reasonable efforts consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of the NASDAQ Global Market to sell shares from time to time based upon Neothetics’ instructions, including any price, time or size limits specified by Neothetics. Under the Sales Agreement, Cantor Fitzgerald may sell shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 under the U.S. Securities Act of 1933, as amended, or any other method permitted by law, including in privately negotiated transactions. Neothetics will pay Cantor Fitzgerald a commission of 3.0% of the aggregate gross proceeds from each sale of shares and has agreed to provide Cantor Fitzgerald with customary indemnification and contribution rights. Neothetics has also agreed to reimburse Cantor Fitzgerald for legal fees and disbursements, not to exceed $50,000 in the aggregate, in connection with entering into the Sales Agreement.

The Sales Agreement may be terminated by Cantor Fitzgerald or Neothetics at any time upon notice to the other party, or by Cantor Fitzgerald at any time in certain circumstances, including the occurrence of a material and adverse change in Neothetics’ business or financial condition that makes it impractical or inadvisable to market the shares or to enforce contracts for the sale of the shares. As of December 31, 2015, no shares were issued pursuant to the Sales Agreement.

Convertible Preferred Stock

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

NEOTHETICS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Stock Compensation Plan

The Company adopted a Stock Option Plan in 2007, or the 2007 Plan under which 1,271,360 shares of common stock were reserved for issuance to employees, non-employee directors, and consultants of the Company. Effective upon the completion of the Company’s IPO, the board of directors determined not to grant any further awards under the 2007 Plan.

In September 2014, the Company’s board of directors and stockholders approved and adopted the 2014 Equity Incentive Plan (the 2014 Plan).  The 2014 Plan became effective immediately prior to the Company’s IPO. A total of 1,000,000 shares of common stock were initially reserved for issuance under the 2014 Plan. This reserve automatically increased on January 1, 2015 and will continue to increase each subsequent anniversary through 2024, by an amount equal to the smaller of (a) 4% of the number of shares of common stock issued and outstanding on the date immediately preceding December 31 and (b) an amount determined by our board of directors. All shares that remained available, expired, or otherwise terminated without having been exercised in full and unvested shares that were forfeited to or repurchased by us under the 2007 Plan were rolled into 2014 Plan. The 2014 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, or RSU’s, performance shares, and units and other cash-based or share-based awards. In addition, the 2014 Plan contains a mechanism through which we may adopt a deferred compensation arrangement in the future. Recipients of stock options shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant.

The following table summarizes stock option and restricted stock award transactions under the 2014 Plan during the years ended December 31, 2015 and 2014:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life — Years	Total Intrinsic Value
Outstanding at December 31, 2013	368,566	$1.59	6.2
Granted	906,752	$1.68
Exercised	(54,920)	$1.39		$128,534
Forfeited	(21,568)	$1.33
Outstanding at December 31, 2014	1,198,830	$1.68	8.3	$10,489,128
Granted	400,719	$7.28
Exercised	(97,348)	$0.99		$767,354
Forfeited	(139,174)	$4.49
Outstanding at December 31, 2015	1,363,027	$3.09	7.9	$244,998
Vested and Unvested and exercisable at December 31, 2015	1,215,487	$3.46	7.8	$39,918
Vested and options expected to vest at December 31, 2015	1,328,241	$3.08	7.9	$230,796

The 2014 Plan allows for the exercise of unvested options, which are subject to repurchase until vesting occurs. All options exercised to date were fully vested at date of exercise. No grants expired during the year ended December 31, 2015.

The weighted average fair value of options and restricted stock awards granted was $3.14 and $4.67 for the twelve months ended December 31, 2015 and December 31, 2014, respectively. The unrecognized compensation cost related to non-vested stock options and restricted stock awards outstanding at December 31, 2015 and December 31, 2014, net of expected forfeitures, was $3,102,234 and $3,378,818, respectively, to be recognized over a weighted-average remaining vesting period of approximately 2.6 and 3.5 years, respectively.

NEOTHETICS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Share-Based Compensation

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option-pricing valuation model with the following weighted-average assumptions for options grants during the year ended December 31, 2015:

For the Year Ended
December 31, 2015
Weighted Average Assumptions:
Risk-free interest rate	1.69%
Expected dividend yield	0%
Expected volatility	43.72%
Expected term (in years)	5.8

The risk-free interest rate assumption was based on the yield of an applicable rate for U.S. Treasury instruments with maturities similar to those of the expected term of the award being valued. The assumed dividend yield was based on the Company never paying cash dividends and having no expectation of paying cash dividends in the foreseeable future. The weighted average expected term of options was calculated using the simplified method as permitted by accounting guidance for stock-based compensation. In addition, due to the Company’s limited historical data, the estimated volatility was calculated based upon the historical volatility of comparable companies in the biotechnology industry whose share prices are publicly available for a sufficient period of time.

Employee Stock Purchase Plan

In November 2014, the Company adopted the 2014 Employee Stock Purchase Plan (the “ESPP”), which enables eligible employees to purchase shares of the Company’s common stock using their after tax payroll deductions of up to 15% of their eligible compensation, subject to certain restrictions.

The ESPP initially authorized the issuance of 170,000 shares of common stock pursuant to purchase rights granted to employees. The number of shares of common stock reserved for issuance automatically increased on January 1, 2015 and will continue to increase on each January 1 thereafter through January 1, 2024, by the smaller of (a) 1.0% of the total issued and outstanding Shares on the preceding December 31, and (b) a number of Shares determined by the Board of Directors of the Company. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code. As of December 31, 2015, there were 8,038 shares of common stock purchased under the ESPP.

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

The weighted average assumptions used to estimate the fair value of shares issued under the ESPP in the year ended December 31, 2015 using the Black-Scholes option pricing model were as follows:

For the Year Ended
December 31, 2015
Weighted Average Assumptions:
Risk-free interest rate	0.39%
Expected dividend yield	0%
Expected volatility	45.13%
Expected term (in years)	1.23

The Company recognized non-cash share-based compensation expense related to its ESPP, restricted stock awards and stock options granted to employees and directors in its research and development and its general and administrative functions as follows:

	Year Ended December 31,
	2015	2014	2013
Research and development	$410,099	$235,867	$720
General and administrative	974,682	377,085	79,767
	$1,384,781	$612,952	$80,487

NEOTHETICS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows:

	December 31, 2015	December 31, 2014
Warrants issued and outstanding	71,257	71,257
Stock options and restricted stock awards issued and outstanding	1,363,027	1,198,830
Authorized for future option grants	1,312,734	1,000,746
Employee stock purchase plan	298,675	170,000
	3,045,693	2,440,833

7. Income Taxes

As of December 31, 2015, the Company had federal and California tax net operating loss (NOL) carryforwards available to reduce its future taxable income of approximately $107,323,000 and $63,992,056, respectively, which will begin to expire in 2017 unless previously utilized. At December 31, 2015, the Company has federal and state research tax credits of $3,511,000 and $2,432,000, respectively. The federal research credit begins to expire in 2027 unless previously utilized. The California research credit will carry forward indefinitely until utilized.

Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an "ownership change" as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders. Since the Company's formation, the Company has raised capital through the issuance of capital stock on several occasions, including the IPO in 2014, which on their own or combined with the purchasing stockholders' subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future. The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company's formation due to the complexity and cost associated with such a study and the fact that there may be additional such ownership changes in the future.

Until the study is completed, the Company has removed federal and state operating losses of approximately $40,172,000 and federal and state research and development credits of approximately $5,116,000 from its deferred tax asset schedule and has recorded a corresponding decrease to its valuation allowance.

When the study is finalized, the Company plans to update its unrecognized tax benefits under ASC 740‑10. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

Significant components of the Company's deferred tax assets for federal and state income taxes at December 31, 2015 and 2014 are shown below. A valuation allowance has been established as realization of such deferred tax assets is uncertain.

	2015	2014
Deferred tax assets:
Accrued compensation	138,000	$286,000
Non-qualified Stock Options	349,000	$209,000
Other, net	106,000	74,000
Total deferred tax assets	593,000	569,000
Valuation allowance	(593,000)	(569,000)
	$—	$—

There was no material income tax expense for the years ended December 31, 2015 and 2014.

NEOTHETICS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

A reconciliation of income tax expense as compared to the tax expense calculated by applying the statutory federal and state tax rate to income before taxes for the years ended December 31 is as follows:

	2015	2014	2013
Income tax at statutory rates	39.8%	40.0%	40.0%
Warrant liability remeasurement	0.0%	(3.0%)	(3.0%)
NOL not recorded due to 382 limitations	(39.3%)	(34.0%)	(37.1%)
Other	(0.5%)	(3.0%)	(0.1%)
Total tax expense	0.0%	(0.0%)	0.0%

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

The Company files income tax returns in the United States and California. The Company currently has no years under examination by any jurisdiction; however, the Company is subject to income tax examination by federal and state for years beginning in 2012 and 2011, respectively. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where NOLs and tax credits were generated and carried forward, and make adjustment up to the amount of the carryforwards. The Company did not have any Uncertain Tax Positions recognized during the year ended December 31, 2015. The Company does not anticipate that the amount of unrecognized tax benefits as of December 31, 2015 will significantly change within the next twelve months. The Company has not recognized interest or penalties in its consolidated statements of operations and comprehensive loss since inception.

The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest and/or penalties in the statements of operations for the years ended December 31, 2015 and 2014 or for the period from February 1, 2007 to December 31, 2015.

8. Commitments

Operating Leases

The Company entered into a non-cancelable operating lease for its facilities on January 20, 2015. The lease expires in March 2020.  Rent expense was $388,997, $228,281 and $194,009 for the years ended December 31, 2015, 2014 and 2013, respectively. The payments escalate over the term of the lease; however, the Company recognizes the expense on a straight-line basis over the life the lease.

The following table summarizes the minimum lease payments under this commitment.

2016	$378,525
2017	395,520
2018	410,850
2019	431,508
2020 and thereafter	109,293
Total	$1,725,696

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOTHETICS, INC.

Date: March 29, 2016	By:	/s/ Susan A. Knudson
Name: Susan A. Knudson
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Susan A. Knudson
Susan A. Knudson	Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	March 29, 2016

/s/ Martha J. Demski
Martha J. Demski	Director	March 29, 2016

/s/ Maxim Gorbachev
Maxim Gorbachev	Director	March 29, 2016

/s/ Jeffrey M. Nugent
Jeffrey M. Nugent	Director	March 29, 2016

/s/ Kim P. Kamdar
Kim P. Kamdar, Ph.D.	Lead Independent Director	March 29, 2016

NEOTHETICS, INC.

EXHIBIT INDEX

Exhibit		Filed with this	Incorporated by Reference
Number	Exhibit Title	Form 10‑K	Form	File No.	Date Filed

3.1	Amended and Restated Certificate of Incorporation.		S‑1	333‑199449	10/17/2014

3.2	Amended and Restated Bylaws.		S‑1	333‑199449	10/17/2014

4.1	Form of Stock Certificate.		S‑1/A	333‑199449	11/10/2014

4.2	Warrant to Purchase Stock, dated February 23, 2010, issued to Silicon Valley Bank.		S‑1	333‑199449	10/17/2014

4.3	Warrant to Purchase Stock, dated March 30, 2012, issued to Silicon Valley Bank.		S‑1	333‑199449	10/17/2014

4.4	Warrant to Purchase Stock, dated August 17, 2012, issued to Silicon Valley Bank.		S‑1	333‑199449	10/17/2014

4.5	Warrant Agreement, dated June 11, 2014, by and between the Registrant and Hercules Technology III, L.P.		S‑1	333‑199449	10/17/2014

4.6	Fourth Amended and Restated Investors’ Rights Agreement, dated September 22, 2014, by and between the Registrant and the investors listed therein.		S‑1	333‑199449	10/17/2014

10.1†	Technology Transfer Agreement, dated December 12, 2012, by and between the Registrant and Domain Russia Investments Limited.		S‑1	333‑199449	10/17/2014

10.2†	Assignment and Assumption Agreement, dated December 12, 2012, by and among the Registrant, Domain Russia Investments Limited and NovaMedica LLC.		S‑1	333‑199449	10/17/2014

10.3†	Clinical Development and Collaboration Agreement, dated July 2, 2013, by and between the Registrant and NovaMedica LLC.		S‑1	333‑199449	10/17/2014

10.4†	Contract No. 0702/12, dated July 2, 2013, by and between the Registrant and NovaMedica LLC.		S‑1	333‑199449	10/17/2014

10.5	Lease, dated July 3, 2008, by and between the Registrant WW&LJ Gateways, LTD.		S‑1	333‑199449	10/17/2014

10.6	Ninth Amendment to Lease, dated April 21, 2014, by and between the Registrant and LJ Gateways Office LLC (as successor in interest to WW&LJ Gateways, LTD).		S‑1	333‑199449	10/17/2014

Exhibit		Filed with this	Incorporated by Reference
Number	Exhibit Title	Form 10‑K	Form	File No.	Date Filed
10.7	Loan and Security Agreement, dated June 11, 2014, by and between the Registrant and Hercules Technology Growth Capital, Inc.		S‑1	333‑199449	10/17/2014

10.8	First Amendment to Loan and Security Agreement, dated October 21, 2014, by and between the Registrant and Hercules Technology Growth Capital, Inc.		S‑1/A	333‑199449	11/10/2014

10.9+	Executive Employment Agreement, dated October 15, 2014, by and between the Registrant and George W. Mahaffey.		S‑1	333‑199449	10/17/2014

10.10+	Executive Employment Agreement, dated October 15, 2014, by and between the Registrant and Kenneth Locke, Ph.D.		S‑1	333‑199449	10/17/2014

10.11+	Executive Employment Agreement, dated October 15, 2014, by and between the Registrant and Susan Knudson.		S‑1	333‑199449	10/17/2014

10.12+	Letter Agreement, dated July 3, 2014, by and between the Registrant and Martha J. Demski.		S‑1	333‑199449	10/17/2014

10.13+	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.		S‑1	333‑199449	10/17/2014

10.14+	Amended and Restated 2007 Stock Plan, as amended.		S‑1/A	333‑199449	11/10/2014

10.15+	Form of Stock Option Agreement under 2007 Stock Plan.		S‑1	333‑199449	10/17/2014

10.16+	2014 Equity Incentive Plan.		S‑1/A	333‑199449	11/10/2014

10.17+	Form of Stock Option Agreement under 2014 Equity Incentive Plan.		S‑1/A	333‑199449	11/10/2014

10.18+	Form of Restricted Stock Units Agreement under the 2014 Equity Incentive Plan.		S‑1/A	333‑199449	11/10/2014

10.19+	Form of Restricted Stock Agreement under the 2014 Equity Incentive Plan.		S‑1/A	333‑199449	11/10/2014

10.20+	Form of Notice of Grant of Restricted Stock Units under the 2014 Equity Incentive Plan.		S‑1/A	333‑199449	11/10/2014

10.21+	Form of Notice of Grant of Restricted Stock under the 2014 Equity Incentive Plan.		S‑1/A	333‑199449	11/10/2014

10.22+	Form of Notice of Grant of Stock Option under the 2014 Equity Incentive Plan.		S‑1/A	333‑199449	11/10/2014

10.23+	2014 Employee Stock Purchase Plan.		S‑1/A	333‑199449	11/10/2014

Exhibit		Filed with this	Incorporated by Reference
Number	Exhibit Title	Form 10‑K	Form	File No.	Date Filed
10.24+	Non-Employee Director Compensation Policy.		S‑1	333‑199449	10/17/2014

10.25	Office Lease Agreement, date January 20, 2015, by and between the Registrant and LJ Gateway Office, LLCS.		10-K	001-36754	03/26/2015

10.26	Separation Agreement, dated March 17, 2016, by and between the Registrant and George W. Mahaffey.	X

10.27	Separation Agreement, dated January 21, 2016, by and between the Registrant and Lincoln Krochmal	X

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	X

31.1‡	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended.	X

32.1‡	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X