Form 10-Q
period 2016-03-31
Neothetics, Inc.
filed 2016-05-12
CIK 1618835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 29, 2016, the registrant had 13,799,196 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Neothetics, Inc.

Condensed Balance Sheets

(Unaudited)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$24,089,869	$37,748,603
Prepaid expenses and other current assets	1,075,300	1,976,997
Total current assets	25,165,169	39,725,600

Restricted cash	200,000	200,000
Property and equipment, net	168,596	186,372
Total assets	$25,533,765	$40,111,972
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,420,315	$4,017,192
Accrued clinical trial expenses	630,419	1,422,810
Other accrued expenses	1,038,685	903,148
Long-term debt, current portion	785,123	2,756,351
Total current liabilities	3,874,542	9,099,501
Long-term debt, net of current portion	3,154,380	7,205,176
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 13,799,196 and 13,750,016 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	1,379	1,374
Additional paid-in capital	137,361,777	136,637,678
Accumulated deficit	(118,858,313)	(112,831,757)
Total stockholders’ equity	18,504,843	23,807,295
Total liabilities and stockholders’ equity	$25,533,765	$40,111,972

The accompanying notes are an integral part of these condensed financial statements.

Neothetics, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating expenses:
Research and development	$3,260,298	$4,700,668
General and administrative	2,520,871	1,937,321
Total operating expenses	5,781,169	6,637,989
Loss from operations	(5,781,169)	(6,637,989)
Interest income	19,737	7,455
Interest expense	(265,124)	(271,846)
Net loss	$(6,026,556)	$(6,902,380)
Net loss per share, basic and diluted	$(0.44)	$(0.50)
Weighted average shares used to compute basic and diluted net loss per share	13,757,582	13,671,311

The accompanying notes are an integral part of these condensed financial statements.

Neothetics, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	March 31,
	2016	2015
Operating activities
Net loss	$(6,026,556)	$(6,902,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,776	3,802
Loss on disposal of assets	—	6,139
Noncash interest expense on debt	39,793	46,846
Share-based compensation	714,687	299,086
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	901,697	164,195
Accounts payable and accrued expenses	(3,253,731)	1,578,915
Net cash used in operating activities	(7,606,334)	(4,803,397)
Investing activities
Restricted cash	—	(200,000)
Purchase of property and equipment	—	(226,128)
Net cash used in investing activities	—	(426,128)
Financing activities
Partial prepayment resulting in loan extinguishment	(5,514,058)	—
Principal payments on bank loan	(485,942)	—
Loan amendment costs	(52,400)	—
Net cash used in financing activities	(6,052,400)	—
Net decrease in cash and cash equivalents	(13,658,734)	(5,229,525)
Cash and cash equivalents, beginning of period	37,748,603	75,947,516
Cash and cash equivalents, end of period	$24,089,869	$70,717,991
Supplemental disclosure of cash flow activity
Cash paid for interest	$230,924	$225,000

The accompanying notes are an integral part of these condensed financial statements.

Neothetics, Inc.

Notes to Unaudited Condensed Financial Statements

1.	Organization and Basis of Presentation

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

As of March 31, 2016, the Company has devoted substantially all of its efforts to product development, raising capital, and building infrastructure and has not realized revenues from its planned principal operations.

The accompanying unaudited financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K (Annual Report) filed with the Securities and Exchange Commission (SEC). The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents include cash in readily available checking and money market accounts.

Restricted Cash

 Restricted cash as of March 31, 2016 represents a $200,000 restricted money market account used to secure the standby letter of credit issued in connection with a lease amendment (see Note 5 “Debt”).

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

The guidance on accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. The Company has not recognized interest and penalties in the balance sheets or statements of operations. The Company is subject to taxation in the U.S. and state jurisdictions. The Company’s tax years from inception are subject to examination by the United States and California authorities due to the carryforwards of unutilized net operating losses (NOLs) and research and development credits.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding during the period. Common stock equivalents are only included when their effect is dilutive. The Company’s potentially dilutive securities, which include warrants and outstanding stock options and restricted stock awards under the stock compensation plans, have been excluded from the computation of diluted net loss per share as they would be anti-dilutive. For all periods presented, there is no difference in the number of shares used to compute basic and diluted shares outstanding due to the Company’s net loss position.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive.

	March 31,
	2016	2015
Warrants for common stock	71,257	71,257
Common stock options and restricted stock awards issued and outstanding	1,120,578	1,413,803
	1,191,835	1,485,060

All shares of convertible preferred stock were converted into shares of the Company’s common stock and all warrants were converted into warrants to purchase common stock as a result of the closing of the Company’s IPO in November 2014.

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09 (“ASU 2016-09”), Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for employee share-based payments, including accounting for income taxes, forfeitures, statutory tax withholding requirements, and classification on the statement of cash flows. The amendments in this ASU are effective for annual periods beginning after December 15, 2016. Early adoption is permitted. The Company is evaluating the impact of adoption on its condensed financial statements.

In February 2016, the FASB issued ASU 2016-02 (“ASU 2016-02”), Leases. ASU 2016-02 requires that lessees recognize assets and liabilities for the rights and obligations for leases with a lease term of more than one year. The amendments in this ASU are effective for annual periods ending after December 15, 2018. Early adoption is permitted. The Company is evaluating the impact of adoption on its condensed financial statements.

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 are as follows:

		Fair Value Measurements at Reporting Date Using
	Balance as of March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund(1)	$23,271,095	$23,271,095	$—	$—
Total assets	$23,271,095	$23,271,095	$—	$—

(1)	Included as a component of cash and cash equivalents on accompanying balance sheet.

		Fair Value Measurements at Reporting Date Using
	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund(1)	$36,752,200	$36,752,200	$—	$—
Total assets	$36,752,200	$36,752,200	$—	$—

(1)	Included as a component of cash and cash equivalents on accompanying balance sheet.

4. Property and Equipment

Property and equipment consist of the following:

	March 31,	December 31,
	2016	2015
Office furniture and equipment	$279,547	$279,547
Less accumulated depreciation and amortization	(110,951)	(93,175)
	$168,596	$186,372

5. Debt

Loans

In February 2010, and as amended during 2012, the Company entered into a loan and security agreement (2010 Loan and Security Agreement) with Silicon Valley Bank (SVB), for borrowings of $3,750,000, collateralized by all assets of the Company. In connection with the borrowings, the Company issued warrants to the bank for the purchase of a total of 64,865 shares of Series B convertible preferred stock and warrants to purchase 75,000 shares of Series C convertible preferred stock. Effective upon the IPO, this was converted to a warrant to purchase 24,419 shares of common stock at a weighted average exercise price of $9.90 and expire ten years from the date of issuance. The 2010 Loan and Security Agreement was fully paid off in June 2014.

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

In March 2016, the Company entered into the second amendment of the Loan Agreement that provided for a prepayment of the outstanding loan carrying amount of $5.5 million with a prepayment fee of $110,000 expensed during the three months ended March

31, 2016. In connection with the second amendment, the Company re-priced the outstanding warrants to purchase 46,838 shares of common stock at a new exercise price of $0.62, which expire in September 2022. The Company recorded a debt discount of $9,417 associated with the fair value of the warrants issued in connection with the amendment. In addition, the loan amendment fees and legal fees of $52,400 were recorded as a debt discount. The initial value of the fees and warrants are amortized to interest expense over the remaining term using the effective interest method. In accordance with the accounting literature, the Company determined that the present value in the change of cash flows was greater than 10% and therefore extinguishment accounting has been applied resulting in the write off of the remaining unamortized discount.  Additionally, as the portion paid off was equal to the carrying value of the debt, no gain or loss was recorded in connection with the extinguishment.

The loan bears interest equal to the greater of either 9.0%, plus the Prime Rate as reported in The Wall Street Journal, less 3.25% or 9.0%. Interest only is due and payable through September 2016, with principal and interest payments due commencing October 2016 through loan maturity in January 2018 and an end of term payment of $300,000. The Company may elect a prepayment option. If elected, the Company will be required to pay the entire principal balance, all accrued and unpaid interest, together with a prepayment charge ranging from 1%-3% of the advance amount being prepaid, as well as the end of term payment. The loan is secured by substantially all assets of the Company. In connection with the second amendment to the Loan Agreement, the Company is required at all times to maintain an unrestricted cash balance of at least two times the amount of principal then outstanding under the Term Loan. The Company recorded total interest expense of $265,124 and $271,846 related to the Loan Agreement for the three months end March 31, 2016 and 2015, respectively.

At March 31, 2016, the principal balance outstanding under the Loan Agreement was $4.0 million. As of March 31, 2016, the principal and interest payments of the loan over its term are as follows:

2016	708,326
2017	1,912,509
2018	2,284,812
2019	—
2020	—
Total	4,905,647
Less interest	(905,647)
Less debt discount	(60,497)
Less current portion of debt	(785,123)
Long-term debt, net of current portion	$3,154,380

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

6. Stockholders’ Equity

Warrants

As of March 31, 2016, warrants to purchase 71,257 shares of common stock remain outstanding, of which 24,419 warrants to purchase shares of common stock are at a weighted average exercise price of $9.90 and 46,838 warrants to purchase shares of common stock are at an exercise price of $0.62.

Common Stock

On December 1, 2015, the Company entered into a Controlled Equity Offering Sales Agreement, or Sales Agreement, with Cantor Fitzgerald, as a sales agent pursuant to which the Company may offer and sell from time to time, through Cantor Fitzgerald shares of Neothetics common stock, par value $0.0001 per share, having an aggregate offering price of up to $20.0 million. The minimum share price for this Controlled Equity Offering is selected at the discretion of the board of directors. Through March 31, 2016, no shares of common stock have been sold pursuant to this Sales Agreement.

Stock Compensation Plans

The following table summarizes the Company’s stock compensation plan activity for the three months ended March 31, 2016:

	Options Outstanding	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2015	1,363,027	$3.09
Granted	157,500	$0.97
Exercised	(49,180)	$-
Forfeited	(350,769)	$2.25
Outstanding and exercisable at March 31, 2016	1,120,578	$3.19

The Company recognized non-cash share-based compensation expense related to its 2014 Employee Stock Purchase Plan, restricted stock awards and stock options granted to employees and directors as follows:

	Three Months Ended March 31,
	2016	2015
General and administrative	$672,310	$205,310
Research and development	42,377	93,776
	$714,687	$299,086

Common Stock Reserved for Future Issuance

The following shares of common stock are reserved for future issuance at March 31, 2016:

Warrants issued and outstanding	71,257
Stock options issued and outstanding	1,120,578
Authorized for future awards under stock compensation plans	2,056,004
Employee Stock Purchase Plan	436,175
3,684,014

7. Commitments

Operating Leases

The Company entered into a noncancelable operating lease for its facilities on January 20, 2015. The lease expires in March 2020.

The following table summarizes the minimum lease payments under this commitment:

2016	$286,893
2017	395,520
2018	410,850
2019	431,508
2020	109,293
Total	$1,634,064

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis and the interim financial statements included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2015 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 29, 2016. References to the Company throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations are made using the first person notations of “we,” “us” and “our.”

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

The forward-looking statements in this Form 10-Q include, among other things, statements about:

●	our ability to develop a modified formulation of LIPO-202;
●	whether our modified formulation of LIPO-202 is able to achieve the positive results observed from the Phase 2 RESET clinical trial;
●	the initiation, timing, progress and results of ongoing and future Phase 2 and Phase 3 clinical trials and any preclinical studies, and our research and development programs;
●	our expectations regarding timing of results in our clinical trials;
●	our ability to raise additional funding for future clinical trials and operations;
●	estimates of our expenses, future revenue, capital requirements and our needs for additional financing;
●	implementation of our business model, strategic plans for our business, product candidates and technology;
●

the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology and our ability to operate our business without infringing on the intellectual property rights of others;

●	our expectations regarding the timing of our submission of an NDA for approval of LIPO-202 with the FDA and the likelihood and timing of approval of such NDA;
●	the potential for commercialization and market acceptance of LIPO-202;
●	our expectations regarding the potential market size and opportunity for LIPO-202, if approved for commercial use;
●	our plans to commercialize LIPO-202 and our ability to develop and maintain sales and marketing capabilities;
●	regulatory developments in the United States and foreign countries;
●	the success of competing procedures that are or become available;
●	our ability to maintain and establish collaborations;
●	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
●	our financial performance; and
●	developments and projections relating to our competitors and our industry.

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

Overview

We are a clinical-stage specialty pharmaceutical company developing therapeutics for the aesthetic market. Our initial focus is on localized fat reduction and body contouring. Our lead product candidate, LIPO-202, is a first-in-class injectable formulation of the long-acting ß2-adrenergic receptor agonist, salmeterol xinafoate, which is an active ingredient in the U.S. Food and Drug Administration, or FDA, approved inhaled products SEREVENT DISKUS, ADVAIR HFA and ADVAIR DISKUS. We plan to continue the further development of LIPO-202, for the reduction of central abdominal bulging due to subcutaneous fat in non-obese patients.  We also plan to evaluate the use of LIPO 202 for the reduction of unwanted localized fat deposits under the chin, or submental fat. We previously completed development of LIPO-202 in our Phase 2 RESET trial in 2013, showing a statistically significant reduction in central abdominal bulging due to subcutaneous fat in non-obese patients.  In 2015, we conducted two pivotal U.S. Phase 3 trials of LIPO-202, which  failed to meet their co-primary composite or secondary endpoints as well as showing near identical results with no bias in sites or subgroups. In these trials, AbCONTOUR1 and AbCONTOUR2, LIPO-202 continued to show a safety profile similar to placebo. We, and expert consultants that we engaged, conducted a detailed review of these unexpected trial results. Based on the results of the review by us and our expert consultants, we concluded that modifications intended to make LIPO-202 commercially ready may have affected the drug product. We have initiated work on a modified formulation of LIPO-202, primarily based on the drug product formulation used in the Phase 2 RESET trial. We plan to conduct a randomized, placebo-controlled, double-blind Phase 2 clinical trial with this modified formulation and expect top-line data in the first quarter of 2017. We also plan to initiate a Phase 2 proof of concept study to examine the use of LIPO-202 for the reduction of unwanted localized fat deposits under the chin, or submental fat, and expect top-line results in late fourth quarter of 2016. Since commencing operations in February 2007, we have invested substantially all of our efforts and financial resources in the research and development and commercial planning for LIPO-202, which is currently our lead product candidate. Through March 31, 2016, we have funded substantially all of our operations through the sale and issuance of our preferred stock, venture debt, convertible debt and the sale of shares in our initial public offering.

We plan to conduct a Phase 2 trial with a modified formulation of LIPO-202 in the third quarter of 2016 for the reduction of central abdominal bulging, which the company anticipates having top-line data from in first quarter of 2017. This Phase 2 study will be a randomized, double-blind, placebo-controlled trial designed to assess the efficacy, safety and tolerability of a modified formulation of LIPO-202. Neothetics also plans to conduct  a Phase 2 proof of concept study of LIPO-202 for the reduction of localized fat deposits under the chin (submental fat) in the third quarter of 2016, which the company anticipates having top-line data from by year end 2016.

We have never been profitable and, as of March 31, 2016, we had an accumulated deficit of $118.9 million. We incurred net losses of $6.0 million and $6.9 million for the three months ended March 31, 2016 and 2015, respectively. We expect to continue to incur net operating losses for at least the next several years as we advance LIPO-202 through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization. We have no manufacturing facilities and all of our manufacturing activities are contracted out to third parties. Additionally, we currently utilize third-party CROs to carry out our clinical development. We will need substantial additional funding to support our operating activities. Adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

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

Basis of Presentation

Revenues

Our ability to generate revenues from product sales, which we do not expect will occur before 2020, at the earliest, will depend heavily on our obtaining marketing approval from the FDA for, and, subsequent to that, our successful commercialization of, LIPO-202. If we fail to complete the development of LIPO-202 in a timely manner or to obtain regulatory approval, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

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

We expense both internal and external research and development costs in the periods in which they are incurred. To date, substantially all our research and development expenses have related to the development of LIPO-202. For the three months ended March 31, 2016 and 2015, we incurred costs of $3.3 million and $4.7 million, respectively, on research and development expenses.

We do not allocate compensation expense to individual product candidates, as we are organized and record expense by functional department and our employees may allocate time to more than one development project. We do not utilize a formal time allocation system to capture expenses on a project-by-project basis.

Conducting significant research and development is central to our business and strategy. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and greater duration of late stage clinical trials as compared to earlier clinical and preclinical development. We expect our research and development expenses will decrease temporarily until we initiate a Phase 2 trial with a modified formulation of LIPO-202.   The costs of clinical trials may vary significantly over the life of a project owing to a number of factors.

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

While we anticipate increased expenses to be related to salaries and benefits, legal, patents, travel and investor relations costs associated with being a public company, we temporarily expect that our general and administrative costs will decrease in the short term until we initiate our Phase 2 clinical trials in the third quarter of 2016.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to stock-based compensation and warrant liabilities. These estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities and the recognition of revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies Involving Management Estimates and Assumptions,” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,		Change
	2016	2015	$
	(in thousands)
Operating expenses:
Research and development	$3,260	$4,701	(1,441)
General and administrative	2,521	1,937	584
Total operating expenses	5,781	6,638	(857)
Loss from operations	(5,781)	(6,638)	857
Interest income	20	7	13
Interest expense	(265)	(272)	7
Net loss	$(6,026)	$(6,903)	877

Research and Development Expenses. Research and development expenses decreased by $1.4 million, to $3.3 million for the three months ended March 31, 2016 from $4.7 million for the three months ended March 31, 2015. Approximately $1.5 million of the decrease was due to the completion of our AbCONTOUR1 and AbCONTOUR2 U.S. Phase 3 clinical trials and $0.6 million of the decrease was due to the reduction of other research and development activities.  The decrease was offset by $0.7 million increase due to the close out activities of the supplemental clinical trials.

General and Administrative Expenses. General and administrative expenses increased by approximately $0.6 million to $2.5 million for the three months ended March 31, 2016, from $1.9 million for the three months ended March 31, 2015.  The increase of $0.8 million was due to costs incurred in connection with separation agreements with our former Chief Executive Officer and certain other former employees and $0.1 million increase was due to the debt prepayment fee.  The increases were offset by $0.3 million decrease in general legal fees, public and investor relations expenses, and outside services expenses.

Interest Income. Interest income increased by $13,000, to approximately $20,000 for the three months ended March 31, 2016 from approximately $7,000 for the three months ended March 31, 2015. The increase resulted from higher return rate during the three months ended March 31, 2016.

Interest Expense. Interest expense decreased by approximately $7,000, to approximately $265,000 for the three months ended March 31, 2016 from approximately $272,000 for the three months ended March 31, 2015. The decrease was due to the decrease in long-term debt balance as the result of the principal payments that commenced in February 2016 and the early prepayment of long-term debt of $5.5 million.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operating activities for the three months ended March 31, 2016 and 2015. As of March 31, 2016, we had an accumulated deficit of $118.9 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of LIPO-202 and incur additional costs associated with being a public company.

Prior to our IPO in November 2014, we funded our operations primarily through private placements of our convertible preferred stock, warrants, venture debt and convertible debt. In November 2014, we completed our IPO of 4,650,000 shares of common stock at an offering price of $14.00 per share. We received net proceeds of approximately $57.7 million, after deducting underwriting discounts, commissions and offering-related transaction costs. At March 31, 2016, we had cash and cash equivalents of approximately $24.1 million.

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

Summary Statement of Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	March 31,
	2016	2015
Net cash used in operating activities	$(7,606)	$(4,803)
Net cash used in investing activities	-	(426)
Net cash used by financing activities	(6,052)	-
Net decrease in cash and cash equivalents	$(13,658)	$(5,229)

Cash Flows from Operating Activities. Net cash used in operating activities was $7.6 million and $4.8 million for the three months ended March 31, 2016 and 2015, respectively. The increase in cash used in operations for three months ended March 31, 2016 compared to March 31, 2015 was primarily due to the increase in payments of accounts payable of $4.8 million, offset by the decrease in net loss of $0.9 million, the change in prepaid expenses of $0.7 million and the increase in share-based compensation of $0.4 million in connection with certain employee separation agreements.

Cash Flows from Investing Activities. Net cash used in investing activities was $0 and $426,000 for the three months ended March 31, 2016 and 2015, respectively. During the three months ended March 31, 2015, cash used for investing activities consisted primarily of the purchase of furniture and equipment of $226,000 and an increase in restricted cash of $200,000.

Cash Flows from Financing Activities. Net cash used by financing activities was $6 million and $0 for the three months ended March 31, 2016 and 2015, respectively. During the three months ended March 31, 2016, cash used by financing activities consisted primarily of principal payments of $0.5 million and prepayment of long-term debt of $5.5 million.

Operating and Capital Expenditure Requirements

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the initiation, progress, costs and results of our planned Phase 2 clinical trials of LIPO-202;
•	the outcome, timing and cost of regulatory approvals;
•	the costs and timing of establishing sales, marketing and distribution capabilities, if LIPO-202 is approved;
•	delays that may be caused by changing regulatory requirements;
•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims; and
•	the extent to which we acquire or invest in businesses, products or technologies.

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

Contractual obligations and commitments

In January 2015, the Company entered into a noncancelable operating lease (see Note 7 “Commitments”). Other than described in Note 5 and Note 7 there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual obligations and commitments” in our annual report on Form 10-K for the year ended December 31, 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2016, there have been no material changes in our market risk from that described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer has concluded that as of such date, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed and included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K, together with all other information contained or incorporated by reference in this report before you decide to invest in our common stock. If any of the Risk Factors were to actually occur, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under the circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

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

Company Name

Date: May 12, 2016	By:	/s/ Susan Knudson
Susan Knudson
Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Filed with this	Incorporated by Reference
Number	Exhibit Title	Form 10‑Q	Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation.		S‑1	333‑199449	10/17/2014
3.2	Amended and Restated Bylaws.		S‑1	333‑199449	10/17/2014

4.2	Warrant to Purchase Stock, dated February 23, 2010, issued to Silicon Valley Bank.		S‑1	333‑199449	10/17/2014

4.3	Warrant to Purchase Stock, dated March 30, 2012, issued to Silicon Valley Bank.		S‑1	333‑199449	10/17/2014

4.4	Warrant to Purchase Stock, dated August 17, 2012, issued to Silicon Valley Bank.		S‑1	333‑199449	10/17/2014

4.5	Warrant Agreement, dated June 11, 2014, by and between the Registrant and Hercules Technology III, L.P.		S‑1	333‑199449	10/17/2014

4.6	Fourth Amended and Restated Investors’ Rights Agreement, dated September 22, 2014, by and between the Registrant and the investors listed therein.		S‑1	333‑199449	10/17/2014

4.7	Warrant Modification Agreement, dated March 30, 2016, by and between the Registrant and Hercules Technology III, L.P.	X

10.1	Separation Agreement, dated January 21, 2016, by and between the Registrant and Lincoln Krochmal.		10-K	001-36754	03/29/2016

10.2	Separation Agreement, dated March 17, 2016, by and between the Registrant and George W. Mahaffey		10-K	001-36754	03/29/2016

10.3	Second Amendment to Loan and Security Agreement, date March 30, 2016, by and between the Registrant and Hercules Technology Growth Capital, Inc.	X

31.1‡	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended.	X

32.1‡	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

Exhibit		Filed with this	Incorporated by Reference
Number	Exhibit Title	Form 10‑Q	Form	File No.	Date Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X