Form 10-Q
period 2016-06-30
Neothetics, Inc.
filed 2016-08-11
CIK 1618835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 1, 2016, the registrant had 13,815,589 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Neothetics, Inc.

Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$21,471,803	$37,748,603
Prepaid expenses and other current assets	757,677	1,976,997
Total current assets	22,229,480	39,725,600

Restricted cash	200,000	200,000
Property and equipment, net	150,948	186,372
Total assets	$22,580,428	$40,111,972
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,090,119	$4,017,192
Accrued clinical trial expenses	489,940	1,422,810
Other accrued expenses	961,782	903,148
Long-term debt, current portion	1,190,431	2,756,351
Total current liabilities	3,732,272	9,099,501
Long-term debt, net of current portion	2,809,601	7,205,176
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 13,815,589 and 13,750,016 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	1,381	1,374
Additional paid-in capital	137,552,976	136,637,678
Accumulated deficit	(121,515,802)	(112,831,757)
Total stockholders’ equity	16,038,555	23,807,295
Total liabilities and stockholders’ equity	$22,580,428	$40,111,972

The accompanying notes are an integral part of these condensed financial statements.

Neothetics, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$1,428,196	$7,469,928	$4,688,494	$12,170,596
General and administrative	1,091,642	1,729,287	3,612,513	3,666,608
Total operating expenses	2,519,838	9,199,215	8,301,007	15,837,204
Loss from operations	(2,519,838)	(9,199,215)	(8,301,007)	(15,837,204)
Interest income	16,406	6,862	36,143	14,317
Interest expense	(154,057)	(285,077)	(419,181)	(556,923)
Net loss	$(2,657,489)	$(9,477,430)	$(8,684,045)	$(16,379,810)
Net loss per share, basic and diluted	$(0.19)	$(0.69)	$(0.63)	$(1.20)
Weighted average shares used to compute basic and diluted net loss per share	13,800,997	13,676,582	13,779,290	13,673,961

The accompanying notes are an integral part of these condensed financial statements.

Neothetics, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net loss	$(8,684,045)	$(16,379,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,424	22,875
Loss on disposal of assets	—	6,139
Noncash interest expense on debt	100,322	104,424
Share-based compensation	887,363	676,028
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,219,320	110,253
Accounts payable and accrued expenses	(3,801,309)	2,852,802
Net cash used in operating activities	(10,242,925)	(12,607,289)
Investing activities
Restricted cash	—	(200,000)
Purchase of property and equipment	—	(226,128)
Net cash used in investing activities	—	(426,128)
Financing activities
Partial prepayment resulting in loan extinguishment	(5,514,058)	—
Principal payments on bank loan	(485,942)	—
Loan amendment costs	(52,400)	—
Proceeds from issuance of common stock from exercise of options	18,525	21,764
Proceeds from issuance of common stock from Employee Stock Purchase Plan	—	19,092
Net cash (used in) provided by financing activities	(6,033,875)	40,856
Net decrease in cash and cash equivalents	(16,276,800)	(12,992,561)
Cash and cash equivalents, beginning of period	37,748,603	75,947,516
Cash and cash equivalents, end of period	$21,471,803	$62,954,955
Supplemental disclosure of cash flow activity
Cash paid for interest	$366,567	$377,500

The accompanying notes are an integral part of these condensed financial statements.

Neothetics, Inc.

Notes to Unaudited Condensed Financial Statements

1.	Organization and Basis of Presentation

Neothetics, Inc. (Neothetics or the Company) was incorporated in Delaware on February 1, 2007, under the name Lipothera, Inc. In September 2008, the Company changed its name to Lithera, Inc. In August 2014, the Company changed its name to Neothetics, Inc. The Company is a clinical-stage specialty pharmaceutical company developing therapeutics for the aesthetic market. The Company’s lead product candidate is a novel injectable treatment for localized fat reduction and body contouring.

As of June 30, 2016, the Company has devoted substantially all of its efforts to product development, raising capital, and building infrastructure and has not realized revenues from its planned principal operations.

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

Restricted Cash

 Restricted cash as of June 30, 2016 represents a $200,000 restricted money market account used to secure the standby letter of credit issued in connection with a lease amendment (see Note 5 “Debt”).

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

	Six Months Ended June 30,
	2016	2015
Warrants for common stock	71,257	71,257
Common stock options and restricted stock awards issued and outstanding	1,372,861	1,527,134
	1,444,118	1,598,391

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 are as follows:

		Fair Value Measurements at Reporting Date Using
	Balance as of June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund(1)	$20,786,899	$20,786,899	$—	$—
Total assets	$20,786,899	$20,786,899	$—	$—

(1)	Included as a component of cash and cash equivalents on accompanying balance sheet.

		Fair Value Measurements at Reporting Date Using
	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund(1)	$36,752,200	$36,752,200	$—	$—
Total assets	$36,752,200	$36,752,200	$—	$—

(1)	Included as a component of cash and cash equivalents on accompanying balance sheet.

4. Property and Equipment

Property and equipment consist of the following:

	June 30,	December 31,
	2016	2015
Office furniture and equipment	$279,547	$279,547
Less accumulated depreciation and amortization	(128,599)	(93,175)
	$150,948	$186,372

5. Debt

Loans

In February 2010, the Company entered into a loan and security agreement (2010 Loan and Security Agreement) with Silicon Valley Bank (SVB), which was subsequently amended in 2012, for borrowings of $3,750,000, collateralized by all assets of the Company. In connection with the borrowings, the Company issued warrants to the bank for the purchase of a total of 64,865 shares of Series B convertible preferred stock and warrants to purchase 75,000 shares of Series C convertible preferred stock. Effective upon the IPO, this was converted to a warrant to purchase 24,419 shares of common stock at a weighted average exercise price of $9.90 and expire ten years from the date of issuance. The 2010 Loan and Security Agreement was fully paid off in June 2014.

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

In March 2016, the Company entered into the second amendment of the Loan Agreement that provided for a prepayment of the outstanding loan carrying amount of $5.5 million with a prepayment fee of $110,000. In connection with the second amendment, the Company re-priced the outstanding warrants to purchase 46,838 shares of common stock at a new exercise price of $0.62, which will expire in September 2022 unless exercised prior to such expiration date. The Company recorded a debt discount of $9,417 associated with the fair value of the warrants issued in connection with the amendment. In addition, the Company incurred loan amendment fees and legal fees of $52,400, which the Company recorded as a debt discount. The initial value of the fees and warrants are amortized to interest expense over the remaining term using the effective interest method. In accordance with the accounting literature, the Company determined that the present value in the change of cash flows was greater than 10% and therefore extinguishment accounting has been applied resulting in the write-off of the remaining unamortized discount.  Additionally, as the portion paid off was equal to the carrying value of the debt, no gain or loss was recorded in connection with the extinguishment.

The loan bears interest equal to the greater of either 9.0%, plus the Prime Rate as reported in The Wall Street Journal, less 3.25% or 9.0%. Interest only is due and payable through September 2016, with principal and interest payments due commencing October 2016 through loan maturity in January 2018 and an end of term payment of $300,000. The Company may elect a prepayment option. If elected, the Company will be required to pay the entire principal balance, all accrued and unpaid interest, together with a prepayment charge ranging from 2%-3% of the advance amount being prepaid, as well as the end of term payment. The loan is secured by substantially all assets of the Company. In connection with the second amendment to the Loan Agreement, the Company is required at all times to maintain an unrestricted cash balance of at least two times the amount of principal then outstanding under the Term Loan. The Company recorded total interest expense of $154,057 and $419,181 related to the Loan Agreement for the three and six months ended June 30, 2016, respectively.

At June 30, 2016, the principal balance outstanding under the Loan Agreement was $4.0 million. As of June 30, 2016, the principal and interest payments of the loan over its term are as follows:

2016	$572,683
2017	1,912,509
2018	2,284,812
2019	—
2020	—
Total	4,770,004
Less interest	(770,003)
Accretion of debt premium	31
Less current portion of debt	(1,190,431)
Long-term debt, net of current portion	$2,809,601

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

6. Stockholders’ Equity

Warrants

As of June 30, 2016, warrants to purchase 71,257 shares of common stock remain outstanding, of which 24,419 warrants to purchase shares of common stock are at a weighted average exercise price of $9.90 and 46,838 warrants to purchase shares of common stock are at an exercise price of $0.62.

Common Stock

On December 1, 2015, the Company entered into a Controlled Equity Offering Sales Agreement, or Sales Agreement, with Cantor Fitzgerald, as a sales agent pursuant to which the Company may offer and sell from time to time, through Cantor Fitzgerald shares of the Company’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $20.0 million. The minimum share price for this Controlled Equity Offering is selected at the discretion of the Company’s Board of Directors. Through June 30, 2016, no shares of common stock have been sold pursuant to this Sales Agreement.

Stock Compensation Plans

The following table summarizes the Company’s stock compensation plan activity for the six months ended June 30, 2016:

	Options Outstanding	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2015	1,363,027	$3.09
Granted	563,856	$1.09
Exercised	(65,573)	$0.28
Forfeited	(488,449)	$2.26
Outstanding and exercisable at June 30, 2016	1,372,861	$2.69

The Company recognized non-cash share-based compensation expense related to its 2014 Employee Stock Purchase Plan, restricted stock awards and stock options granted to employees and directors as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
General and administrative	$111,840	$269,007	$784,150	$474,317
Research and development	60,836	107,935	103,213	201,711
	$172,676	$376,942	$887,363	$676,028

Common Stock Reserved for Future Issuance

The following shares of common stock are reserved for future issuance at June 30, 2016:

Warrants issued and outstanding	71,257
Stock options issued and outstanding	1,372,861
Authorized for future awards under stock compensation plans	1,787,328
Employee Stock Purchase Plan	436,175
3,667,621

7. Commitments

Operating Leases

The Company entered into a noncancelable operating lease for its facilities on January 20, 2015. The lease expires in March 2020.

The following table summarizes the minimum lease payments under this commitment:

2016	$191,262
2017	395,520
2018	410,850
2019	431,508
2020	109,293
Total	$1,538,433

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

The forward-looking statements in this Form 10-Q include, among other things, statements about:

●	our ability to develop a modified formulation of LIPO-202;
●	whether our modified formulation of LIPO-202 is able to achieve positive results;
●	the initiation, timing, progress and results of Phase 2 and potential future Phase 3 clinical trials and any preclinical studies;
●	the results and success of our research and development programs;
●	our expectations regarding timing of results in our clinical trials;
●	our ability to utilize existing cash and raise additional funding for ongoing and future clinical trials and operations;
●	estimates of our expenses, future revenue, capital requirements and our needs for additional financing;
●	implementation of our business model, strategic plans for our business, product candidates and technology;
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

Overview

We are a clinical-stage specialty pharmaceutical company developing therapeutics for the aesthetic market. Our initial focus is on localized fat reduction and body contouring. Our lead product candidate, LIPO-202, is a first-in-class injectable formulation of the long-acting ß2-adrenergic receptor agonist, salmeterol xinafoate, which is an active ingredient in the U.S. Food and Drug Administration, or FDA, approved inhaled products SEREVENT DISKUS, ADVAIR HFA and ADVAIR DISKUS.  We previously completed Phase 2 development of LIPO-202 with our RESET trial in 2013, showing a statistically significant reduction in central abdominal bulging due to subcutaneous fat in non-obese patients.  In 2015, we conducted two pivotal U.S. Phase 3 trials of LIPO-202 for this same indication, which  failed to meet their co-primary composite or secondary endpoints as well as showing near identical results with no bias in sites or subgroups.  In these trials, AbCONTOUR1 and AbCONTOUR2, LIPO-202 continued to show a safety profile similar to placebo.  We, and expert consultants that we engaged, conducted a detailed review of these unexpected trial results.  Based on the results of the review by us and our expert consultants, we concluded that modifications intended to make LIPO-202 commercially ready may have affected the drug product.

In June 2016, we formed a Development Committee led by medical aesthetic and dermatology veteran Dan Piacquadio, M.D. and includes additional members from our management and other outside consultants.  The Development Committee is responsible for general oversight and overall strategy for the LIPO-202 development plan activities including Chemistry, Manufacturing and Controls (CMC), clinical and regulatory.   As part of our continuing development efforts, we have initiated work on a modified formulation of LIPO-202, primarily based on the drug product formulation used in the Phase 2 RESET trial.  We are continuing our LIPO-202 development program focused on localized fat reduction and body contouring using this modified formulation of LIPO-202.  We plan to initiate a Phase 2 proof of concept study with this modified formulation of LIPO-202 in the fourth quarter of 2016 for the reduction of [unwanted] localized fat deposits under the chin, or submental fat, and expect top-line results in the second quarter of 2017. We also plan to continue development of LIPO-202 for the reduction of central abdominal bulging and intend to initiate a randomized, placebo-controlled, double-blind Phase 2 clinical trial with this modified formulation of LIPO-202 in the first quarter of 2017 and expect top-line data in the third quarter of 2017. Since commencing operations in February 2007, we have invested substantially all of our efforts and financial resources in the research and development and commercial planning for LIPO-202, which is currently our lead product candidate. Through June 30, 2016, we have funded substantially all of our operations through the sale and issuance of our preferred stock, venture debt, convertible debt and the sale of shares in our initial public offering.

We have never been profitable and, as of June 30, 2016, we had an accumulated deficit of $121.5 million. We incurred net losses of $2.7 million and $9.5 million for the three months ended June 30, 2016 and 2015, respectively, and $8.7 million and $16.4 million for the six months ended June 30, 2016 and 2015, respectively. We expect to continue to incur net operating losses for at least the next several years as we advance LIPO-202 through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization. We have no manufacturing facilities and all of our manufacturing activities are contracted out to third parties. Additionally, we currently utilize third-party CROs to carry out our clinical development. We will need substantial additional funding to support our operating activities. Adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

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

Research and Development Expenses

Our research and development expenses consist primarily of:

•

fees paid to clinical consultants, clinical trial sites and vendors, including CROs in conjunction with implementing and monitoring our preclinical and clinical trials and acquiring and evaluating clinical trial data, including all related fees, such as for investigator grants, patient screening fees, laboratory work and statistical compilation and analysis;

•	expenses related to clinical trials and related clinical manufacturing, materials and supplies;
•	expenses related to compliance with drug development regulatory requirements in the United States and other foreign jurisdictions; and
•	personnel costs, including cash compensation, benefits and share-based compensation expense.

We expense both internal and external research and development costs in the periods in which they are incurred. To date, substantially all our research and development expenses have related to the development of LIPO-202. For the three months ended June 30, 2016 and 2015, we incurred expenses of $1.4 million and $7.5 million, respectively, and $4.7 million and $12.2 million for the six months ended June 30, 2016 and 2015, respectively, on research and development expenses.

We do not allocate compensation expense to individual product candidates, as we are organized and record expense by functional department and our employees may allocate time to more than one development project. We do not utilize a formal time allocation system to capture expenses on a project-by-project basis.

Conducting significant research and development is central to our business and strategy. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and greater duration of late stage clinical trials as compared to earlier clinical and preclinical development.  Our research and development expenses will decrease temporarily until we initiate our Phase 2 trials with a modified formulation of LIPO-202.   The costs of clinical trials may vary significantly over the life of a project owing to a number of factors.

General and Administrative Expenses

Our general and administrative expenses primarily consist of personnel costs, including cash compensation, benefits and share-based compensation expense, associated with our executive, accounting and finance departments. Other general and administrative expenses include costs in connection with patent filings, facility, information technology costs and professional fees for legal, consulting, marketing, audit and tax services.

We anticipate that our general and administrative costs will increase after we initiate our Phase 2 clinical trials.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,		Change
	2016	2015	$
	(in thousands)
Operating expenses:
Research and development	$1,428	$7,470	(6,042)
General and administrative	1,092	1,729	(637)
Total operating expenses	2,520	9,199	(6,679)
Loss from operations	(2,520)	(9,199)	6,679
Interest income	16	7	9
Interest expense	(154)	(285)	131
Net loss	$(2,658)	$(9,477)	6,819

Research and Development Expenses. Research and development expenses decreased by $6 million, to $1.4 million for the three months ended June 30, 2016 from $7.5 million for the three months ended June 30, 2015.  Approximately $4.5 million of the decrease was due to the completion of our AbCONTOUR1 and AbCONTOUR2 U.S. Phase 3 clinical trials and $0.4 million of the decrease was due to the completion of the supplemental clinical trials.  Approximately $0.9 million of the decrease was due to the reduction of consulting and other outside services, as well as the elimination of the Corporate Advisory Board. The remaining decrease of $0.2 million was due to the reduction in headcount in research and development.

General and Administrative Expenses. General and administrative expenses decreased by approximately $0.6 million to $1.1 million for the three months ended June 30, 2016, from $1.7 million for the three months ended June 30, 2015.  The decrease of approximately $0.4 million was related to the reduction of headcount.  Approximately $0.2 million of the decrease was due to lower general legal fees, public and investor relations expenses, and outside services expenses.

Interest Income. Interest income increased by $9,000, to approximately $16,000 for the three months ended June 30, 2016 from approximately $7,000 for the three months ended June 30, 2015. The increase resulted from higher rates of return during the three months ended June 30, 2016.

Interest Expense. Interest expense decreased by approximately $131,000, to approximately $154,000 for the three months ended June 30, 2016 from approximately $285,000 for the three months ended June 30, 2015. The decrease was due to the decrease in long-term debt as a result of the principal payments that commenced in February 2016 and the early prepayment of long-term debt of $5.5 million in the first quarter of 2016.

Comparison of the Six Months Ended June 30, 2016 and 2015

	Six Months Ended June 30,		Change
	2016	2015	$
	(in thousands)
Operating expenses:
Research and development	$4,688	$12,170	(7,482)
General and administrative	3,613	3,667	(54)
Total operating expenses	8,301	15,837	(7,536)
Loss from operations	(8,301)	(15,837)	7,536
Interest income	36	14	22
Interest expense	(419)	(557)	138
Net loss	$(8,684)	$(16,380)	7,696

Research and Development Expenses. Research and development expenses decreased by $7.5 million, to $4.7 million for the six months ended June 30, 2016 from $12.2 million for the six months ended June 30, 2015. Approximately $6.5 million of the decrease was due to the completion of our AbCONTOUR1 and AbCONTOUR2 U.S. Phase 3 clinical trials.  Approximately $0.9 million of the decrease was due to the reduction of consulting and other outside services, as well as the elimination of the Corporate Advisory Board.  Approximately $0.4 million of the decrease was due to the reduction of headcount in research and development.  The decreases were offset by approximately $0.4 million in increases from the close out activities of the supplemental clinical trials.

General and Administrative Expenses. General and administrative expenses decreased by approximately $54,000 to $3.6 million for the six months ended June 30, 2016, from $3.7 million for the six months ended June 30, 2015.  Although general and administrative expense did not change significantly in the aggregate, components of this change include meaningful movements that offset one another.  The decrease of approximately $0.4 million was due to the decrease in public and investor relations expenses and consulting and outside services expenses.  Approximately $0.3 million of the decrease was due to the decrease in general legal and intellectual property expenses.  The decreases were offset by the increase of $0.5 million was due to costs incurred in connection with separation agreements with our former Chief Executive Officer and certain other former employees and $0.1 million increase was due to the debt prepayment fee.

Interest Income. Interest income increased by $22,000, to approximately $36,000 for the six months ended June 30, 2016 from approximately $14,000 for the six months ended June 30, 2015. The increase resulted from higher rates of return during the six months ended June 30, 2016.

Interest Expense. Interest expense decreased by approximately $138,000, to approximately $419,000 for the six months ended June 30, 2016 from approximately $557,000 for the six months ended June 30, 2015. The decrease was due to the decrease in long-term debt balance as the result of the principal payments that commenced in February 2016 and the early prepayment of long-term debt of $5.5 million in the first quarter of 2016.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operating activities for the six months ended June 30, 2016 and 2015. As of June 30, 2016, we had an accumulated deficit of $121.5 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of LIPO-202.

Prior to our IPO in November 2014, we funded our operations primarily through private placements of our convertible preferred stock, warrants, venture debt and convertible debt. In November 2014, we completed our IPO of 4,650,000 shares of common stock at an offering price of $14.00 per share. We received net proceeds of approximately $57.7 million, after deducting underwriting discounts, commissions and offering-related transaction costs. At June 30, 2016, we had cash and cash equivalents of approximately $21.5 million.

On December 1, 2015, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as a sales agent (“Cantor Fitzgerald”) pursuant to which the Company may offer and sell from time to time, through Cantor Fitzgerald shares of Neothetics common stock, par value $0.0001 per share, having an aggregate offering price of up to $20.0 million. As of June 30, 2016, no shares were issued pursuant to the Sales Agreement.

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

Summary Statement of Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash used in operating activities	$(10,243)	$(12,607)
Net cash used in investing activities	-	(426)
Net cash (used in) provided by financing activities	(6,034)	41
Net decrease in cash and cash equivalents	$(16,277)	$(12,992)

Cash Flows from Operating Activities. Net cash used in operating activities was $10.2 million and $12.6 million for the six months ended June 30, 2016 and 2015, respectively. The decrease of $2.4 million in cash used in operating activities for six months ended June 30, 2016 compared to June 30, 2015 was primarily due to the decrease in net loss of $7.7 million, the change in prepaid expenses by $1.1 million, and the increase in share-based compensation of $0.2 million.  The decreases were offset by an increase in payments of accounts payable of $6.7 million.

Cash Flows from Investing Activities. Net cash used in investing activities was zero and $426,000 for the six months ended June 30, 2016 and 2015, respectively. During the six months ended June 30, 2015, cash used for investing activities consisted primarily of the purchase of furniture and equipment of $226,000 and an increase in restricted cash of $200,000.

Cash Flows from Financing Activities. Net cash used by financing activities was $6.0 million for the six months ended June 30, 2016 and net cash provided by financing activities was $41,000 for the six months ended June 30, 2015. During the six months ended June 30, 2016, cash used by financing activities consisted primarily of principal payments of $0.5 million and prepayment of long-term debt of $5.5 million.  During the six months ended June 30, 2015, cash provided by financing activities included proceeds from issuance of common stock from exercise of options and Employee Stock Purchase Plan.

Operating and Capital Expenditure Requirements

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the initiation, progress, costs and results of our planned Phase 2 clinical trials of LIPO-202 and potential future Phase 3 clinical trials and any preclinical studies;
•	the outcome, timing and cost of regulatory approvals;
•	the costs and timing of establishing sales, marketing and distribution capabilities, if LIPO-202 is approved;
•	delays that may be caused by changing regulatory requirements;
•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims; and
•	the extent to which we acquire or invest in businesses, products or technologies.

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

Contractual obligations and commitments

In January 2015, the Company entered into a noncancelable operating lease (see Note 7 “Commitments”). In March 2016, we entered into the second amendment of the Loan Agreement (see Note 5 “Debt”). Other than described in Note 5 and Note 7 there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual obligations and commitments” in our annual report on Form 10-K for the year ended December 31, 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2016, there have been no material changes in our market risk from that described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2015.

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

On December 14, 2015, we announced that top-line results from our AbCONTOUR1 and AbCONTOUR2 U.S.-based pivotal Phase 3 trials to evaluate the safety and efficacy of our lead product candidate, LIPO-202, for the reduction of central abdominal bulging due to subcutaneous fat, showed that in both studies that LIPO-202 did not meet its co-primary composite and secondary endpoints resulting in a significant set-back to our company.  We, and expert consultants that we engaged, conducted a detailed review of these unexpected trial results. Based on the results of the review by us and our expert consultants, we concluded that modifications intended to make LIPO-202 commercially ready may have affected the drug product. We have initiated work on a modified formulation of LIPO-202, primarily based on the drug product formulation used in the Phase 2 RESET trial.  We are continuing our LIPO-202 development program focused on localized fat reduction and body contouring using this modified formulation of LIPO-202.  We plan to initiate a Phase 2 proof of concept study with this modified formulation of LIPO-202 in the fourth quarter of 2016 for the reduction of [unwanted] localized fat deposits under the chin, or submental fat, and expect top-line results in the second quarter of 2017. We also plan to continue development of LIPO-202 for the reduction of central abdominal bulging and intend to initiate a randomized, placebo-controlled, double-blind Phase 2 clinical trial with this modified formulation of LIPO-202 in the first quarter of 2017 and expect top-line data in the third quarter of 2017. If either one of these trials and any future Phase 2 and Phase 3 trials are successful, we would then expect to file a new drug application, or NDA, utilizing the 505(b)(2) regulatory pathway. We have experienced a significant delay in any future development and commercialization of LIPO-202 and while we anticipate having enough cash on hand to finance our planned Phase 2 trials, we will require substantial funding to further develop and commercialize LIPO-202 in the event that we obtain positive results from either one of these trials.

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

Failure can occur at any time during the clinical trial process. For example, we have in the past terminated early-stage development and clinical programs for other potential product candidates due to a lack of sufficient efficacy or the potential for unacceptable adverse reactions to a particular product candidate, as well as our desire to concentrate our efforts on the development of LIPO-202. The results of preclinical and clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through preclinical studies and initial clinical trials. It is not uncommon for a number of companies in the specialty pharmaceutical industry in advanced clinical trials to suffer significant setbacks due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies. On December 14, 2015, we announced that LIPO-202 failed to meet its co-primary composite and secondary endpoints of the Phase 3 clinical trial resulting in us suffering a significant setback.  We plan to conduct a Phase 2 proof of concept trial to examine the use of LIPO-202 for the reduction of unwanted localized fat deposits under the chin, or submental fat, and expect top-line data in second quarter of 2017.  We also plan to continue development of LIPO-202 for the reduction of central abdominal bulging and intend to initiate a randomized, placebo-controlled, double-blind Phase 2 clinical trial and expect top-line data in the third quarter of 2017. We cannot be certain that these new trials will produce results showing safety and efficacy and that additional setbacks will not occur.  Even if our ongoing or future clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates.

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

As of December 31, 2015, we had sixteen full-time employees.  In January 2016, we implemented a reduction in force, which resulted in reducing our headcount to twelve full-time employees, or an approximate reduction of 25%.   As of June 30, 2016, based on further cost-saving measures and employee departures, our headcount has been reduced to nine full-time employees.  Depending on our need for additional funding and expense control, we may be required to further implement workforce and expense reductions in the future.  Further workforce and expense reductions could result in reduced progress on our internal programs. In addition, employees, whether or not directly affected by a reduction, may seek future employment with our business partners or competitors. Although our employees are required to sign a confidentiality agreement at the time of hire, the confidential nature of certain proprietary information may not be maintained in the course of any such future employment.

Our cash conservation activities may yield unintended consequences, such as attrition beyond our planned reductions in workforce and reduced employee morale which may cause our remaining employees to seek alternate employment. Competition among biotechnology companies for qualified employees is intense, and the ability to retain our key employees is critical to our ability to effectively manage our resources following the Phase2 data and our path forward. Although we have implemented severance arrangements for certain key employees, these retention protections may not be successful in incentivizing these employees to stay employed with us. Additional attrition could have a material adverse effect on our business.

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

Our chief executive officer, or CEO, tendered his resignation in February 2016.  We expect to conduct a search for a new CEO and while we have not historically experienced unique difficulties attracting and retaining qualified employees, we could experience such problems in the future, especially considering the negative results from our Phase 3 clinical studies. Competition for qualified personnel in the biotechnology and specialty pharmaceuticals field is intense due to the limited number of individuals who possess the skills and experience required by our industry. While we have established a Development Committee led by Dr. Piacquadio, we currently do not have a Chief Medical Officer or Chief Scientific Officer, and we may need to hire additional personnel in the event that we receive positive results from our Phase 2 clinical trials and we are able to proceed with additional clinical development and commercial activities. We may not be able to attract and retain quality personnel on acceptable terms, or at all. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output.

LIPO-202, if approved, will face significant competition, and the failure by us to compete effectively may prevent us from achieving significant market acceptance.

The aesthetic procedure market is highly competitive and dynamic, and is characterized by rapid and substantial technological development and product innovations. A substantial portion of our target physician market is comprised of dermatologists, primary care physicians, OB/GYNs, and members of other specialties, some of whom perform liposuction, non-invasive fat reduction and other procedures for fat reduction. Such physicians may find it more advantageous to utilize these surgical and non-surgical procedures to remove localized fat deposits rather than a cosmetic injectable therapy such as LIPO-202. In addition, we expect that LIPO-202, if approved, will compete for the attention and discretionary income of patients with new and existing therapies for the treatment of localized fat, including liposuction and other procedures, as well as other technologies aimed at fat reduction, including injectable therapies, laser energy-based, cryolipolysis-based, and ultrasound energy-based products.

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

In addition, a large portion of our target physician market is comprised of plastic surgeons who utilize surgical methods for fat reduction. Such physicians may find it more advantageous to utilize surgical techniques to remove localized fat deposits rather than a cosmetic injectable therapy such as LIPO-202. Additionally, some non-invasive technologies for the reduction of fat or “body contouring” have received marketing clearance from the FDA. For example, , Zeltiq Aesthetics, Inc. received multiple clearances for various anatomical regions of the body  for their body contouring system, CoolSculpting®, which utilizes controlled cooling to reduce the temperature of fat cells in the treated area for the selective reduction of fat. Additional products such as SculpSure®, a laser energy based product marketed by Cynosure, Vanquish Fat Removal System , a radio frequency energy-based product marketed by BTL Aesthetics, Zerona®, a laser energy-based product marketed by Erchonia Corporation, and Liposonix®, an ultrasound energy-based product marketed by Valeant Pharmaceuticals, Inc., have also received FDA marketing clearance. In April 2015, Kythera, Inc., which was acquired by Allergan plc, received FDA approval for KYBELLA®, for improvement in the appearance of moderate to severe convexity or fullness associated with submental fat, or chin fat, in adults.   CoolSculpting®, KYBELLA® and Vanquish Fat Removal System have approval in expected treatment indications for LIPO-202.  Moreover, these methods and technologies may be used off-label by physicians in the expected treatment indications for LIPO-202, which may decrease the market available for LIPO-202, if approved.

Many of these potential competitors are large and/or experienced companies that have substantially greater resources and brand recognition than we do. By way of example, Kythera was acquired by Allergan. Competing in the aesthetic market could result in price-cutting, reduced profit margins, and limited market share, any of which would harm our business, financial condition, and results of operations.

If we fail to comply with the covenants and other obligations under our credit facility, the lenders may be able to accelerate amounts owed under the facilities and may foreclose upon the assets securing our obligations.

In June 2014, we entered into a loan and security agreement, or Loan Agreement, with Hercules Technology Growth Capital, Inc., or Hercules.  In October 2014, we entered into a first amendment to the Loan Agreement and in March 2016, we entered into a second amendment to the Loan Agreement.  As of June 30, 2016, $4.0 million remained outstanding under the loan. Borrowings under the Loan Agreement, as amended, are secured by all of our tangible assets.  In connection with the second amendment to the Loan Agreement, we are required to maintain an unrestricted cash balance of at least two times the amount of principal then outstanding under the term loan. The covenants also sets forth among other things, that we seek consent from Hercules prior to certain corporate changes and provide certain unaudited financial information within 30 days after the end of each month. If we fail to comply with the covenants and our other obligations under the credit facility, Hercules would be able to accelerate the required repayment of amounts due under the loan agreement and, if they are not repaid, could foreclose upon our assets securing our obligations under the credit facility.

Should we fail to comply with the NASDAQ Listing Qualification, we could be delisted from The NASDAQ Global Market, which could seriously harm the liquidity of our stock and our ability to raise capital

On March 21, 2016, we received a letter from the Listing Qualifications staff of The NASDAQ Stock Market LLC (“NASDAQ Listing Qualification”) indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we no longer meet the requirement of the NASDAQ Global Market to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5450(a)(1). On June 3, 2016, we received written notification from the NASDAQ Listing Qualification that we had regained compliance with NASDAQ Listing Rule 5450(a)(1) and we are now in compliance with the bid price requirement for continued listing on The NASDAQ Global Market.  If in the future we are unable to comply with the Listing Qualifications as set forth in Nasdaq Listing Rule 5450(a)(1), we would have to regain compliance within the 180 day time period prescribed by The NASDAQ Global Market,  and if it appears that we would not be able to cure the deficiency in a timely manner, or if we are then otherwise not eligible, then we may be subject to delisting, or forced to transfer to a less desirable trading market within Nasdaq.

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

Company Name

Date: August 11, 2016	By:	/s/ Susan A. Knudson
Susan A. Knudson
Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Filed with this	Incorporated by Reference
Number	Exhibit Title	Form 10‑Q	Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation.		S‑1	333‑199449	10/17/2014
3.2	Amended and Restated Bylaws.		S‑1	333‑199449	10/17/2014

4.2	Warrant to Purchase Stock, dated February 23, 2010, issued to Silicon Valley Bank.		S‑1	333‑199449	10/17/2014

4.3	Warrant to Purchase Stock, dated March 30, 2012, issued to Silicon Valley Bank.		S‑1	333‑199449	10/17/2014

4.4	Warrant to Purchase Stock, dated August 17, 2012, issued to Silicon Valley Bank.		S‑1	333‑199449	10/17/2014

4.5	Warrant Agreement, dated June 11, 2014, by and between the Registrant and Hercules Technology III, L.P.		S‑1	333‑199449	10/17/2014

4.6	Fourth Amended and Restated Investors’ Rights Agreement, dated September 22, 2014, by and between the Registrant and the investors listed therein.		S‑1	333‑199449	10/17/2014

4.7	Warrant Modification Agreement, dated March 30, 2016, by and between the Registrant and Hercules Technology III, L.P.		10-Q	001-36754	05/12/2016

10.1	Amendment to 2014 Equity Incentive Plan	X

31.1‡	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended.	X

32.1‡	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X