Form 10-Q
period 2016-09-30
Neothetics, Inc.
filed 2016-11-10
CIK 1618835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 1, 2016, the registrant had 13,828,496 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Neothetics, Inc.

Condensed Balance Sheets

(Unaudited)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$14,363,899	$37,748,603
Prepaid expenses and other current assets	509,420	1,976,997
Total current assets	14,873,319	39,725,600

Restricted cash	200,000	200,000
Property and equipment, net	132,514	186,372
Total assets	$15,205,833	$40,111,972
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$797,227	$4,017,192
Accrued clinical trial expenses	71,156	1,422,810
Other accrued expenses	563,340	903,148
Long-term debt, current portion	—	2,756,351
Total current liabilities	1,431,723	9,099,501
Long-term debt, net of current portion	—	7,205,176
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 13,828,496 and 13,750,016 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	1,382	1,374
Additional paid-in capital	137,651,010	136,637,678
Accumulated deficit	(123,878,282)	(112,831,757)
Total stockholders’ equity	13,774,110	23,807,295
Total liabilities and stockholders’ equity	$15,205,833	$40,111,972

The accompanying notes are an integral part of these condensed financial statements.

Neothetics, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$964,937	$15,211,268	$5,653,432	$27,381,864
General and administrative	905,176	1,768,935	4,407,408	5,435,543
Total operating expenses	1,870,113	16,980,203	10,060,840	32,817,407
Loss from operations	(1,870,113)	(16,980,203)	(10,060,840)	(32,817,407)
Interest income	13,935	6,035	50,078	20,352
Interest expense	(506,302)	(287,916)	(1,035,763)	(844,839)
Net loss	$(2,362,480)	$(17,262,084)	$(11,046,525)	$(33,641,894)
Net loss per share, basic and diluted	$(0.17)	$(1.26)	$(0.80)	$(2.46)
Weighted average shares used to compute basic and diluted net loss per share	13,816,464	13,702,177	13,786,207	13,683,470

The accompanying notes are an integral part of these condensed financial statements.

Neothetics, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net loss	$(11,046,525)	$(33,641,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53,858	40,650
Loss on disposal of assets	—	6,140
Noncash interest expense on debt	100,290	162,340
Share-based compensation	970,381	1,042,014
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,467,577	(70,125)
Accounts payable and accrued expenses	(4,911,427)	8,124,961
Net cash used in operating activities	(13,365,846)	(24,335,914)
Investing activities
Restricted cash	—	(200,000)
Purchase of property and equipment	—	(226,128)
Net cash used in investing activities	—	(426,128)
Financing activities
Prepayment resulting in loan extinguishment	(9,514,058)	—
Principal payments on bank loan	(485,942)	—
Loan amendment costs	(52,400)	—
Proceeds from issuance of common stock from exercise of options	33,542	65,835
Proceeds from issuance of common stock from Employee Stock Purchase Plan	—	19,090
Net cash (used in) provided by financing activities	(10,018,858)	84,925
Net decrease in cash and cash equivalents	(23,384,704)	(24,677,117)
Cash and cash equivalents, beginning of period	37,748,603	75,947,516
Cash and cash equivalents, end of period	$14,363,899	$51,270,399
Supplemental disclosure of cash flow activity
Cash paid for interest	$664,292	$530,000

The accompanying notes are an integral part of these condensed financial statements.

Neothetics, Inc.

Notes to Unaudited Condensed Financial Statements

1.	Organization and Basis of Presentation

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

As of September 30, 2016, the Company has devoted substantially all of its efforts to product development, raising capital, and building infrastructure and has not realized revenues from its planned principal operations.

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

Restricted Cash

 Restricted cash as of September 30, 2016 and December 31, 2015 represents a $200,000 restricted money market account used to secure the standby letter of credit issued in connection with a lease amendment (see Note 5 “Debt”).

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

	Nine Months Ended September 30,
	2016	2015
Warrants for common stock	71,257	71,257
Common stock options and restricted stock awards issued and outstanding	1,190,913	1,509,672
	1,262,170	1,580,929

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. This pronouncement gives guidance to clarify how certain cash receipts and payments should be presented and classified in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the timing of adoption of this guidance and the impact of the adoption of this guidance on its condensed financial statements.

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

In August 2014, the FASB issued guidance codified in ASU 2014-15 (Subtopic 205-40), Presentation of Financial Statements - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable). Management will be required to make this evaluation for both annual and interim reporting periods and will make certain disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the entity’s ability to continue as a going concern. Substantial doubt exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in ASC Topic 450, Contingencies. The guidance is effective for annual periods ending after December 15, 2016 and for interim reporting periods starting in the first quarter 2017, with early adoption permitted. The Company does not expect this guidance to have a significant impact on the consolidated financial statements and expects to adopt the standard for the annual reporting period ended December 31, 2016.

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

Assets measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 are as follows:

		Fair Value Measurements at Reporting Date Using
	Balance as of September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund(1)	$14,363,899	$14,363,899	$—	$—
Total assets	$14,363,899	$14,363,899	$—	$—

(1)	Included as a component of cash and cash equivalents on accompanying balance sheet.

		Fair Value Measurements at Reporting Date Using
	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund(1)	$36,752,200	$36,752,200	$—	$—
Total assets	$36,752,200	$36,752,200	$—	$—

(1)	Included as a component of cash and cash equivalents on accompanying balance sheet.

There were no liabilities at fair value on a recurring basis as of September 30, 2016 or December 31, 2015.

4. Property and Equipment

Property and equipment consist of the following:

	September 30,	December 31,
	2016	2015
Office furniture and equipment	$264,838	$279,547
Less accumulated depreciation and amortization	(132,324)	(93,175)
	$132,514	$186,372

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

In September 2016, the Company prepaid the remaining outstanding balance under the Loan Agreement at a carrying amount of $4.0 million with a prepayment fee of $120,000 and an end of term fee of $300,000.  Accordingly, the Loan Agreement was terminated on September 23, 2016.  Upon termination of the Loan Agreement, the prepayment fees of $230,000 and unamortized end of term fee of $260,000 were recorded as interest expense. The Company recorded total interest expense of $506,302 and $1,035,763 related to the Loan Agreement for the three and nine months ended September 30, 2016, respectively.

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

6. Stockholders’ Equity

Warrants

As of September 30, 2016 and December 31, 2015, warrants to purchase 71,257 shares of common stock remain outstanding. As of September 30, 2016 and December 31, 2015 there were 24,419 warrants to purchase shares of common stock are at a weighted average exercise price of $9.90. Additionally, there were 46,838 warrants to purchase shares of common stock are at an exercise price of $0.62 at September 30, 2016 and $8.54 at December 31, 2015.

Common Stock

On December 1, 2015, the Company entered into a Controlled Equity Offering Sales Agreement, or Sales Agreement, with Cantor Fitzgerald, as a sales agent pursuant to which the Company may offer and sell from time to time, through Cantor Fitzgerald shares of the Company’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $20.0 million. The minimum share price for this Controlled Equity Offering is selected at the discretion of the Company’s Board of Directors. Through September 30, 2016, no shares of common stock have been sold pursuant to this Sales Agreement.

Stock Compensation Plans

The following table summarizes the Company’s stock compensation plan activity for the nine months ended September 30, 2016:

	Options Outstanding	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2015	1,363,027	$3.09
Granted	563,856	$1.09
Exercised	(78,480)	$0.43
Forfeited	(657,490)	$2.52
Outstanding and exercisable at September 30, 2016	1,190,913	$2.63

The Company recognized non-cash share-based compensation expense related to its 2014 Employee Stock Purchase Plan, restricted stock awards and stock options granted to employees and directors as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
General and administrative	$67,687	$257,938	$851,837	$732,255
Research and development	15,331	108,048	118,544	309,759
	$83,018	$365,986	$970,381	$1,042,014

Common Stock Reserved for Future Issuance

The following shares of common stock are reserved for future issuance at September 30, 2016:

Warrants issued and outstanding	71,257
Stock options issued and outstanding	1,190,913
Authorized for future awards under stock compensation plans	1,956,369
Employee Stock Purchase Plan	436,175
3,654,714

7. Commitments

Operating Leases

The Company entered into a noncancelable operating lease for its facilities on January 20, 2015. The lease expires in March 2020.

The following table summarizes the minimum lease payments under this commitment:

2016	$95,631
2017	395,520
2018	410,850
2019	431,508
2020	109,293
Total	$1,442,802

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

The forward-looking statements in this Form 10-Q include, among other things, statements about:

•	our ability to develop a modified formulation of LIPO-202;
•	whether our modified formulation of LIPO-202 is able to achieve positive results;
•	the initiation, timing, progress and results of Phase 2 and potential future Phase 3 clinical trials and any preclinical studies;
•	the results and success of our research and development programs;
•	our expectations regarding timing of results in our clinical trials;
•	our ability to utilize existing cash and raise additional funding for ongoing and future clinical trials and operations;
•	estimates of our expenses, future revenue, capital requirements and our needs for additional financing;
•	implementation of our business model, strategic plans for our business, product candidates and technology;
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

In February 2016, our Board of Directors established an Operating Committee to assist with many of the responsibilities arising in the day-to-day operations of the company that normally would be managed by our Chief Executive Officer and President, which position is currently vacant.  The Operating Committee currently is comprised of three members of the Board of Directors; Martha J. Demski, Kim Kamdar, Ph.D, and Jeffrey Nugent.  In June 2016, we formed a Development Committee led by medical aesthetic and dermatology veteran, Dan Piacquadio, M.D., and includes additional members of Neothetics management and other outside consultants.  The Development Committee is responsible for general oversight and overall strategy for the LIPO-202 development plan activities including Chemistry, Manufacturing and Controls, or CMC, clinical and regulatory.   As part of our continuing development efforts, we completed manufacturing of the modified formulation of LIPO-202 for use in our planned Phase 2 proof of concept trial, which is primarily based on the drug product formulation used in the Phase 2 RESET trial.

We are continuing our LIPO-202 development program focused on localized fat reduction and body contouring using this modified formulation of LIPO-202.  In November 2016, we announced plans to prioritize our efforts and resources on the Phase 2 proof of concept trial for the reduction of localized fat deposits under the chin, or submental fat. We plan to initiate this trial with the modified formulation of LIPO-202 in December 2016 and expect top-line results in the second quarter of 2017.  We also plan to continue development of LIPO-202 for the reduction of central abdominal bulging pending results from the submental Phase 2 proof of concept trial. Since commencing operations in February 2007, we have invested substantially all of our efforts and financial resources in the research and development and commercial planning for LIPO-202, which is currently our lead product candidate. Through September 30, 2016, we have funded substantially all of our operations through the sale and issuance of our preferred stock, venture debt, convertible debt and the sale of shares in our initial public offering.

We have never been profitable and, as of September 30, 2016, we had an accumulated deficit of $123.9 million. We incurred net losses of $2.4 million and $17.3 million for the three months ended September 30, 2016 and 2015, respectively, and $11.0 million and $33.6 million for the nine months ended September 30, 2016 and 2015, respectively. We expect to continue to incur net operating losses for at least the next several years as we advance LIPO-202 through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization. We have no manufacturing facilities and all of our manufacturing activities are contracted out to third parties. Additionally, we currently utilize third-party CROs to carry out our clinical development. We will need substantial additional funding to support our operating activities. Adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

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

We expense both internal and external research and development costs in the periods in which they are incurred. To date, substantially all our research and development expenses have related to the development of LIPO-202. For the three months ended September 30, 2016 and 2015, we incurred expenses of $1.0 million and $15.2 million, respectively, and $5.7 million and $27.4 million for the nine months ended September 30, 2016 and 2015, respectively, on research and development expenses.

We do not allocate compensation expense to individual product candidates, as we are organized and record expense by functional department and our employees may allocate time to more than one development project. We do not utilize a formal time allocation system to capture expenses on a project-by-project basis.

Conducting significant research and development is central to our business and strategy. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and greater duration of late stage clinical trials as compared to earlier clinical and preclinical development.  Our research and development expenses decreased temporarily and we expect that such expenses will increase once we initiate our Phase 2 proof of concept trial in December 2016 with a modified formulation of LIPO-202.  The costs of clinical trials may vary significantly over the life of a project owing to a number of factors.

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

We anticipate that our general and administrative costs will increase after we initiate our Phase 2 proof of concept clinical trial which we expect to commence in December 2016.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,		Change
	2016	2015	$
	(in thousands)
Operating expenses:
Research and development	$965	$15,211	(14,246)
General and administrative	905	1,769	(864)
Total operating expenses	1,870	16,980	(15,110)
Loss from operations	(1,870)	(16,980)	15,110
Interest income	14	6	8
Interest expense	(506)	(288)	(218)
Net loss	$(2,362)	$(17,262)	14,900

Research and Development Expenses. Research and development expenses decreased by $14.2 million, to approximately $1.0 million for the three months ended September 30, 2016 from $15.2 million for the three months ended September 30, 2015.  Approximately $10.3 million of the decrease was due to the completion of our AbCONTOUR1 and AbCONTOUR2 U.S. Phase 3 clinical trials and $2.5 million of the decrease was due to the termination of the supplemental clinical trials.  Approximately $0.8 million of the decrease was due to the reduction of consulting and other outside services, as well as the elimination of the Corporate Advisory Board.  The remaining decrease of $0.6 million was due to a reduction in headcount in research and development.

General and Administrative Expenses. General and administrative expenses decreased by approximately $900,000 to $0.9 million for the three months ended September 30, 2016, from $1.8 million for the three months ended September 30, 2015.  The decrease of approximately $380,000 was related to the reduction of headcount.  Approximately $475,000 of the decrease was due to lower general legal fees, public and investor relations expenses, and outside services expenses for the three months ended September 30, 2016.

Interest Income. Interest income increased by $8,000, to approximately $14,000 for the three months ended September 30, 2016 from approximately $6,000 for the three months ended September 30, 2015. The increase resulted from higher rates of return during the three months ended September 30, 2016.

Interest Expense. Interest expense increased by approximately $218,000, to approximately $506,000 for the three months ended September 30, 2016 from approximately $288,000 for the three months ended September 30, 2015. The increase in interest expense was due to the end of term interest fee and early termination fee related to the debt extinguishment for the three months September 30, 2016.

Comparison of the Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended September 30,		Change
	2016	2015	$
	(in thousands)
Operating expenses:
Research and development	$5,653	$27,382	(21,729)
General and administrative	4,408	5,435	(1,027)
Total operating expenses	10,061	32,817	(22,756)
Loss from operations	(10,061)	(32,817)	22,756
Interest income	50	20	30
Interest expense	(1,035)	(845)	(190)
Net loss	$(11,046)	$(33,642)	22,596

Research and Development Expenses. Research and development expenses decreased by $21.7 million, to $5.7 million for the nine months ended September 30, 2016 from $27.4 million for the nine months ended September 30, 2015.  Approximately $16.3 million of the decrease was due to the completion of our AbCONTOUR1 and AbCONTOUR2 U.S. Phase 3 clinical trials and $2.1 million of the decrease was due to the termination of supplemental clinical trials.  Approximately $2.3 million of the decrease was due to the reduction of consulting and other outside services, as well as the elimination of the Corporate Advisory Board.  The remaining decrease of $1.0 million was due to a reduction in headcount in research and development.

General and Administrative Expenses. General and administrative expenses decreased by approximately $1.0 million to $4.4 million for the nine months ended September 30, 2016, from $5.4 million for the nine months ended September 30, 2015.  The decrease of approximately $610,000 was due to the decrease in public and investor relations expenses and consulting services expenses.  Approximately $460,000 of the decrease was due to the decrease in general legal and intellectual property expenses.

Interest Income. Interest income increased by $30,000, to approximately $50,000 for the nine months ended September 30, 2016 from approximately $20,000 for the nine months ended September 30, 2015. The increase resulted from higher rates of return during the nine months ended September 30, 2016.

Interest Expense. Interest expense increased by approximately $190,000, to approximately $1.0 million for the nine months ended September 30, 2016 from approximately $845,000 for the nine months ended September 30, 2015. The increase in interest expense was due to the decrease in long-term debt balance as the result of the principal payments that commenced in February 2016 and the early prepayment of long-term debt of $5.5 million in the first quarter of 2016 offset by an increase in expenses related to the end of term interest fee and early termination fee for debt extinguishment for the nine months ended September 30, 2016.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operating activities for the nine months ended September 30, 2016 and 2015. As of September 30, 2016, we had an accumulated deficit of $123.9 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of LIPO-202.

Prior to our IPO in November 2014, we funded our operations primarily through private placements of our convertible preferred stock, warrants, venture debt and convertible debt. In November 2014, we completed our IPO of 4,650,000 shares of common stock at an offering price of $14.00 per share. We received net proceeds of approximately $57.7 million, after deducting underwriting discounts, commissions and offering-related transaction costs. At September 30, 2016, we had cash and cash equivalents of approximately $14.4 million.

On December 1, 2015, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as a sales agent (“Cantor Fitzgerald”) pursuant to which the Company may offer and sell from time to time, through Cantor Fitzgerald shares of Neothetics common stock, par value $0.0001 per share, having an aggregate offering price of up to $20.0 million. As of September 30, 2016, no shares were issued pursuant to the Sales Agreement.

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

Summary Statement of Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash used in operating activities	$(13,366)	$(24,336)
Net cash used in investing activities	-	(426)
Net cash (used in) provided by financing activities	(10,019)	85
Net decrease in cash and cash equivalents	$(23,385)	$(24,677)

Cash Flows from Operating Activities. Net cash used in operating activities was $13.4 million and $24.3 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease of $10.9 million in cash used in operating activities for nine months ended September 30, 2016 compared to September 30, 2015 was primarily due to the decrease in net loss of $22.6 million and the change in prepaid expenses by $1.5 million.  The decreases were offset by an increase in payments of accounts payable of $13.0 million.

Cash Flows from Investing Activities. Net cash used in investing activities was zero and $426,000 for the nine months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2015, cash used for investing activities consisted primarily of the purchase of furniture and equipment of $226,000 and an increase in restricted cash of $200,000.

Cash Flows from Financing Activities. Net cash used by financing activities was $10.0 million for the nine months ended September 30, 2016 and net cash provided by financing activities was $85,000 for the nine months ended September 30, 2015. During the nine months ended September 30, 2016, cash used by financing activities consisted primarily of principal payments of $0.5 million and prepayment of long-term debt of $9.5 million.  During the nine months ended September 30, 2015, cash provided by financing activities included proceeds from issuance of common stock from exercise of options and Employee Stock Purchase Plan.

Operating and Capital Expenditure Requirements

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•

the initiation, progress, costs and results of our planned Phase 2 proof of concept clinical trial of LIPO-202, any additional Phase 2 clinical trials and potential future Phase 3 clinical trials and any preclinical studies;

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

Contractual obligations and commitments

In January 2015, the Company entered into a noncancelable operating lease (see Note 7 “Commitments”). In September 2016, the Company prepaid the remaining outstanding balance under the Loan Agreement (see Note 5 “Debt”). Other than described in Note 5 and Note 7, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual obligations and commitments” in our annual report on Form 10-K for the year ended December 31, 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2016, there have been no material changes in our market risk from that described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2015.

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

On December 14, 2015, we announced that top-line results from our AbCONTOUR1 and AbCONTOUR2 U.S.-based pivotal Phase 3 trials to evaluate the safety and efficacy of our lead product candidate, LIPO-202, for the reduction of central abdominal bulging due to subcutaneous fat, showed that in both studies that LIPO-202 did not meet its co-primary composite and secondary endpoints resulting in a significant set-back to our company.  We, and expert consultants that we engaged, conducted a detailed review of these unexpected trial results. Based on the results of the review by us and our expert consultants, we concluded that modifications intended to make LIPO-202 commercially ready may have affected the drug product. We have completed manufacturing of a modified formulation of LIPO-202, which is primarily based on the drug product formulation used in the Phase 2 RESET trial.  We are continuing our LIPO-202 development program focused on localized fat reduction and body contouring using this modified formulation of LIPO-202.  In November 2016 we announced plans to prioritize our efforts and resources on the Phase 2 proof of concept trial for the reduction of localized fat deposits under the chin, or submental fat. We plan to initiate this trial with the modified formulation of LIPO-202 in December 2016 and expect top-line results in the second quarter of 2017. We also plan to continue development of LIPO-202 for the reduction of central abdominal bulging, pending results from the submental Phase 2 proof of concept trial and capital resources. If the Phase 2 proof of concept trial for the reduction of submental fat and any future Phase 2 and Phase 3 trials are successful, we would then expect to file a new drug application, or NDA, utilizing the 505(b)(2) regulatory pathway. We have experienced a significant delay in any future development and commercialization of LIPO-202 and while we anticipate having enough cash on hand to finance our planned Phase 2 proof of concept trial, we will require substantial funding to further develop and commercialize LIPO-202 in the event that we obtain positive results from this trial.

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

Failure can occur at any time during the clinical trial process. For example, we have in the past terminated early-stage development and clinical programs for other potential product candidates due to a lack of sufficient efficacy or the potential for unacceptable adverse reactions to a particular product candidate, as well as our desire to concentrate our efforts on the development of LIPO-202. The results of preclinical and clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through preclinical studies and initial clinical trials. It is not uncommon for a number of companies in the specialty pharmaceutical industry in advanced clinical trials to suffer significant setbacks due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies. On December 14, 2015, we announced that LIPO-202 failed to meet its co-primary composite and secondary endpoints of the Phase 3 clinical trial resulting in us suffering a significant setback.  We are continuing our LIPO-202 development program focused on localized fat reduction and body contouring using this modified formulation of LIPO-202.  In November 2016, we announced plans to prioritize our efforts and resources on the Phase 2 proof of concept trial for the reduction of localized fat deposits under the chin, or submental fat. We plan to initiate this trial with the modified formulation of LIPO-202 in December 2016 and expect top-line results in the second quarter of 2017. We also plan to continue development of LIPO-202 for the reduction of central abdominal bulging, pending results from the submental Phase 2 proof of concept trial. We cannot be certain that any new trials will produce results showing safety and efficacy and that additional setbacks will not occur.  Even if our ongoing or future clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates.

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

As of December 31, 2015, we had sixteen full-time employees.  In January 2016, we implemented a reduction in force, which resulted in reducing our headcount to twelve full-time employees, or an approximate reduction of 25%.  As of September 30, 2016, based on further cost-saving measures and employee departures, our headcount has been reduced to eight full-time employees.  Depending on our need for additional funding and expense control, we may be required to further implement workforce and expense reductions in the future.  Further workforce and expense reductions could result in reduced progress on our internal programs. In addition, employees, whether or not directly affected by a reduction, may seek future employment with our business partners or competitors. Although our employees are required to sign a confidentiality agreement at the time of hire, the confidential nature of certain proprietary information may not be maintained in the course of any such future employment.

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

Our chief executive officer, or CEO, tendered his resignation in February 2016.  While we have established an Operating Committee to assist with many of the responsibilities arising in the day-to-day operations of the company, we currently do not have a Chief Executive Officer or President.  We expect to conduct a search for a new CEO and while we have not historically experienced unique difficulties attracting and retaining qualified employees, we could experience such problems in the future, especially considering the negative results from our Phase 3 clinical studies. Competition for qualified personnel in the biotechnology and specialty pharmaceuticals field is intense due to the limited number of individuals who possess the skills and experience required by our industry. While we have established a Development Committee responsible for general oversight and overall strategy for the LIPO-202 development plan activities including CMC, clinical and regulatory, we currently do not have a Chief Medical Officer or Chief Scientific Officer, and we may need to hire additional personnel in the event that we receive positive results from our planned Phase 2 proof of concept trial or other Phase 2 trials and we are able to proceed with additional clinical development and commercial activities. We may not be able to attract and retain quality personnel on acceptable terms, or at all. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output.

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

Company Name

Date: November 10, 2016	By:	/s/ Susan A. Knudson
Susan A. Knudson
Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Filed with this	Incorporated by Reference
Number	Exhibit Title	Form 10‑Q	Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation.		S‑1	333‑199449	10/17/2014
3.2	Amended and Restated Bylaws.		S‑1	333‑199449	10/17/2014

4.2	Warrant to Purchase Stock, dated February 23, 2010, issued to Silicon Valley Bank.		S‑1	333‑199449	10/17/2014

4.3	Warrant to Purchase Stock, dated March 30, 2012, issued to Silicon Valley Bank.		S‑1	333‑199449	10/17/2014

4.4	Warrant to Purchase Stock, dated August 17, 2012, issued to Silicon Valley Bank.		S‑1	333‑199449	10/17/2014

4.5	Warrant Agreement, dated June 11, 2014, by and between the Registrant and Hercules Technology III, L.P.		S‑1	333‑199449	10/17/2014

4.6	Fourth Amended and Restated Investors’ Rights Agreement, dated September 22, 2014, by and between the Registrant and the investors listed therein.		S‑1	333‑199449	10/17/2014

4.7	Warrant Modification Agreement, dated March 30, 2016, by and between the Registrant and Hercules Technology III, L.P.		10-Q	001-36754	05/12/2016

10.1	Amendment to 2014 Equity Incentive Plan		10-Q	001-36754	08/11/2016

31.1‡	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended.	X

32.1‡	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X