Form 10-K
period 2016-12-31
Neothetics, Inc.
filed 2017-03-23
CIK 1618835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-36754

Neothetics, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	20-8527075
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9171 Towne Centre Drive, Suite 250 San Diego, CA	92122
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

The aggregate market value of the common stock held by non‑affiliates of the registrant was approximately $7,583,539 as of June 30, 2016 based upon the closing sale price on the NASDAQ Global Market reported for such date. Shares of common stock held by each executive officer and director and certain holders of more than 10% of the outstanding shares of the registrant’s common stock have been excluded in that such persons may be deemed to be affiliates. Shares of common stock held by other persons, including certain other holders of more than 10% of the outstanding shares of common stock, have not been excluded in that such persons are not deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 1, 2017 was 13,829,716.

INCORPORATION BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A in connection with the registrant's 2017 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this annual report on Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2016.

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

The forward-looking statements in this Form 10-K include, among other things, statements about:

•	our ability to develop a modified formulation of LIPO-202;
•	whether our modified formulation of LIPO-202 is able to achieve positive results;
•	the initiation, timing, progress and results of ongoing and future Phase 2 and Phase 3 clinical trials and any preclinical studies;
•	the results and success of our research and development programs;
•	our expectations regarding timing of results in our clinical trials;
•	our ability to raise additional funding for future clinical trials and operations;
•	estimates of our expenses, future revenue, capital requirements and our needs for additional financing;
•	implementation of our business model, strategic plans for our business, product candidates and technology;
•

the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology and our ability to operate our business without infringing on the intellectual property rights of others;

•	our expectations regarding the timing of our submission of an NDA for approval of LIPO-202 with the FDA and the likelihood and timing of approval of such NDA;
•	the potential for commercialization and market acceptance of LIPO-202;
•	our expectations regarding the potential market size and opportunity for LIPO-202, if approved for commercial use;
•	our plans to commercialize LIPO-202 and our ability to develop and maintain sales and marketing capabilities;
•	regulatory developments in the United States and foreign countries;
•	the success of competing procedures that are or become available;
•	our ability to maintain and establish collaborations;
•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
•	our ability to continue as a going concern;
•	our financial performance; and
•	developments and projections relating to our competitors and our industry.

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

Item 1. Business

Overview

We are a clinical-stage specialty pharmaceutical company developing therapeutics for the aesthetic market. Our initial focus is on localized fat reduction and body contouring. Our lead product candidate, LIPO-202, is a first-in-class injectable formulation of the long-acting ß2-adrenergic receptor agonist, salmeterol xinafoate, which is an active ingredient in the U.S. Food and Drug Administration, or FDA, approved inhaled products SEREVENT DISKUS®, ADVAIR HFA® and ADVAIR DISKUS®. In November 2016, we announced plans to prioritize our efforts and resources on the Phase 2 proof of concept trial for the reduction of localized fat deposits under the chin, or submental fat. We initiated this trial in December 2016 and expect top-line results in June of 2017.  We also plan to continue development of LIPO-202 for the reduction of central abdominal bulging pending results from the submental Phase 2 proof of concept trial.

We previously completed our initial Phase 2 development of LIPO-202 in 2013, showing a statistically significant reduction in central abdominal bulging due to subcutaneous fat in non-obese patients. In 2015, we conducted two pivotal U.S. Phase 3 trials of LIPO-202 for this same indication, which failed to meet their co-primary composite or secondary endpoints as well as showing near identical results with no bias in sites or subgroups. In these trials, AbCONTOUR1 and AbCONTOUR2, LIPO-202 continued to show a safety profile similar to placebo. We, and expert consultants that we engaged, conducted a detailed review of these trial results and concluded that modifications intended to make LIPO-202 commercially ready may have affected the drug product. As part of continuing development efforts, we completed manufacturing of a modified formulation of LIPO-202 for use in our Phase 2 proof of concept trial for the reduction of localized fat deposits under the chin or submental fat, which is based on the drug product formulation used in the successful Phase 2 RESET trial. We initiated our Phase 2 proof of concept trial for the reduction of localized fat deposits under the chin or submental fat in December 2016 and expect top-line results in June of 2017. If this trial and any future Phase 2 and Phase 3 trials are successful, we would then expect to file a new drug application, or NDA, utilizing the 505(b)(2) regulatory pathway, which permits us to file an NDA where at least some of the information required for approval comes from studies that were not conducted by or for us, and to which we do not have a right of reference, and which allows us to rely to some degree on the FDA’s finding of safety for, and approval of, another product containing salmeterol xinafoate, the active ingredient in LIPO-202. If approved by the FDA, we believe LIPO-202 will be a best-in-class non-surgical procedure for localized fat reduction and body contouring.

Current treatment options for localized fat reduction and body contouring are designed to remove, damage, or kill fat cells, and in many cases can cause discomfort, pain, swelling, and downtime for the patient. These current treatment options include surgical options, such as lipoplasty or liposuction for which the FDA has cleared relevant medical devices and non-surgical options, such as energy-based medical devices and an injectable drug, also cleared by the FDA. Lipoplasty and liposuction procedures remove fat and they require significant physician skill and resources, involve pain, and require recovery time. Existing non-surgical options are often painful, may produce limited or inconsistent results and may require multiple or ongoing maintenance treatments resulting in longer aggregate treatment time than is anticipated with LIPO-202. Unlike existing treatment options, LIPO-202, based upon our clinical trials for central abdominal bulging, would be a non-surgical, non-ablative, alternative that takes less than fifteen minutes to inject and is less painful with minimal risk or damage to nearby tissue, no downtime and results seen as early as four weeks. LIPO-202 is an injectable formulation of salmeterol xinafoate, a well-known long-acting ß2-adrenergic receptor agonist. Drugs containing the inhaled form of salmeterol xinafoate have been approved by the FDA and are marketed by GlaxoSmithKline (SEREVENT DISKUS®, ADVAIR HFA® and ADVAIR DISKUS®). Salmeterol xinafoate is used in these drugs to relax bronchial smooth muscle in the treatment of asthma and chronic obstructive pulmonary disease, or COPD. Our studies suggest that salmeterol xinafoate also activates ß2-adrenergic receptors on fat cells, triggering the metabolism of triglycerides stored in the fat cells and thereby shrinking them across the treatment area.

As of December 31, 2016, we had working capital of $11.6 million and capital resources consisting of cash and cash equivalents of $11.5 million available for operations.  We believe that our existing cash and cash equivalents will be sufficient to fund our operations into the second quarter of 2018, including our on-going Phase 2 proof of concept trial for the reduction of submental fat. Should we receive positive results from this trial, we anticipate having to raise additional funds to support further development of LIPO-202, including completion of any future clinical trials related to the reduction of submental fat and any other trials we may want to conduct related to central abdominal bulging, however adequate funding may not be available to us on acceptable terms, or at all.

Our patent estate consists of nine U.S. issued/allowed method of treatment and/or formulation patents and four U.S. pending patent applications, as well as granted and/or pending foreign counterparts of the U.S. patents and pending applications. Seven of the nine issued/allowed U.S. patents are directed to both LIPO-202 and LIPO-102 product candidates. Our patent directed to methods of treatment and pharmaceutical formulations is expected to expire no earlier than 2026.

Our Strategy

Our objective is to build a leading aesthetics company grounded in innovation. We are focused on development and commercialization of high value medical aesthetic products. Our strategy is maximizing the value of LIPO-202, our injectable drug for subcutaneous fat reduction or body contouring and our current focus is on the submental region for double chin.

Key elements of our strategy are:

•

Complete Clinical Development and Seek Regulatory Approval.  In December 2016, we initiated LIPO-202-CL-31, a Phase 2 proof of concept trial of LIPO-202 for the reduction of submental subcutaneous fat. We expect top-line results from this trial in June of 2017. We also plan to continue development of LIPO-202 for the reduction of central abdominal bulging pending results from the submental Phase 2 proof of concept trial.  If this trial and any future Phase 2 and Phase 3 trials are successful, we expect to file a new drug application, or NDA, utilizing the 505(b)(2) regulatory pathway.

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

•

Future Commercialization of LIPO-202 in the United States. If LIPO-202 is approved by the FDA, our focus is to commercialize LIPO-202 in the United States by either building a focused, specialized sales force targeting plastic surgeons and cosmetic dermatologists operating in the aesthetics market on our own or with potential partners

•

Expand the Global Body Contouring Aesthetic Market Using Injectable Therapeutic Products. Given the favorable efficacy and safety profile and ease of administration of LIPO-202, we believe it can expand the overall fat reduction and body contouring market by attracting new patients who would prefer a less painful, non-surgical and convenient approach to treatment.

•

Establish Selective Strategic Partnerships to Maximize the Commercial Potential of LIPO-202. We plan to evaluate whether to further develop or commercialize LIPO-202 on our own or in collaboration with potential partners.

Our Market Opportunity

The American Society for Aesthetic Procedures, or ASAPS, reported that patients are pursuing aesthetic procedures in record numbers. ASAPS reported American’s spent more than $15 billion on aesthetic procedures in 2016, an increase of 11% over the prior year.   A consumer survey conducted by American Society for Dermatologic Surgery, or ASDS, reported that 60% of consumers are considering cosmetic procedures and 50% of these consumers are considering body contouring. In addition, this survey reported 83% of consumers are bothered by excess fat, with 73% specifically bothered by excess fat on their chin or neck. We expect that the aesthetic procedures market, particularly the body contouring market, to continue to experience significant growth due to a number of trends including:

•	high patient demand for non-surgical aesthetic procedures;
•	increasing interest by consumers in their twenties and thirties as well as male consumers;
•	increasing direct to consumer advertising;
•	increasing popularity of combination treatments; and
•	more types of physicians performing aesthetic procedures.

Growth of Non-Surgical Body Contouring Market. The non-surgical body contouring market is the fastest growing category in the aesthetic market. The industry estimates there are roughly thirty million people eligible for non-surgical body contouring procedures. Current penetration into this market is in the low single digits.  ASAPS estimated that in 2016 there were 169,695 nonsurgical fat reduction procedures performed, reflecting approximately 6% growth over the prior year. The 2016 ASDS Consumer Survey detailed the percentage of the population somewhat to extremely bothered by excess weight on any part of the body at 83% and excess fat under the chin/neck at 73%.

If approved, we believe LIPO-202 will be a novel non-surgical body contouring solution as the first approved non-ablative injectable treatment for localized fat reduction.  Current treatment options for fat reduction and body contouring include surgical options, such as lipoplasty, or liposuction, and non-surgical options, such as energy-based medical devices and a single FDA approved injectable drug, specifically for submental fat contouring. These options are designed to remove, damage or kill fat cells and in many cases due to their mechanism of action, these options typically take weeks to months to demonstrate results in the desired fat reduction, and may cause pain and adverse consequences for the patient.

We believe that, continued growth of the fat reduction and body contouring market will be hampered by the limitations of the current surgical and non-surgical procedures. We highlight these limitations below:

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

Limitations of Non-Surgical Options

In the last several years, more than 20 new medical devices and a single injectable drug have been introduced to the market to try to address the risks and complications associated with liposuction surgery. Most of these technologies are large footprint, energy-based medical devices which purportedly enable a physician to injure or kill a subcutaneous fat deposit without penetrating the patient’s skin. The injectable drug is a synthetic deoxycholic acid designed to kill fat cells.

Non-Surgical Energy-Based Devices

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

Injectable Option

•	Pain and Swelling. In clinical trials, 96% of patients experienced injection site reactions including, 87% edema and swelling, 72% hematoma/bruising, and 70% pain.
•

Warnings and Precautions. Patients may have serious side effects including  dysphagia or trouble swallowing , marginal mandibular nerve injury, manifested as an asymmetric smile or facial muscle weakness, and injection site hematoma/bruising.

Our Body Contouring Solution

LIPO-202 is a proprietary, first-in-class injectable formulation of the well-known long-acting ß2-adrenergic receptor agonist, salmeterol xinafoate, which is an active ingredient of FDA-approved inhaled products such as SEREVENT DISKUS®, ADVAIR HFA® and ADVAIR DISKUS®. Our studies suggest that salmeterol xinafoate activates ß2 -adrenergic receptors on fat cells, triggering the body’s natural process of metabolizing stored triglycerides (fat) resulting in a reduction in size and volume of the fat cells in the treatment area without damage of nearby tissues. If approved, we believe LIPO-202 will offer physicians and patients a safe, non-surgical and effective means to achieve targeted localized fat reduction and will become the standard for body contouring treatment for the following reasons:

•

Level of Medical Evidence. In our Phase 2 RESET trial, LIPO-202 produced a statistically significant reduction of central abdominal bulging due to subcutaneous fat in non-obese patients compared to placebo over the eight-week treatment period. The safety profile of salmeterol xinafoate as used in SEREVENT DISKUS®, ADVAIR HFA® and ADVAIR DISKUS® for the treatment of asthma and COPD is well-established.

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

•

Widely Accepted Modality that Addresses an Established and Expandable Market. Aesthetic physicians and patients are already familiar with and accept injectable products as a key modality for the treatment of cosmetic concerns. According to ASAPS, in 2016, cosmetic patients in the United States underwent approximately 7.3 million injectable procedures and spent close to $3.5 billion on those treatments. We believe these dynamics will drive adoption of LIPO-202 by patients seeking localized fat reduction and body contouring treatments.

•

Patient-Friendly Procedure with Rapid Onset of Effects. Unlike surgical or energy-based device treatment, which can take over thirty minutes to an hour per area, the injection procedure for administering LIPO-202 takes less than fifteen minutes to perform. Furthermore, in our clinical trials for central abdominal bulging, the side effects of treatment observed were primarily mild and transient injection site reactions likely due to the needle sticks themselves. Unlike most other fat reduction procedures available today, LIPO-202 injections are simple and quick, and patients can be treated during their normal day and return to regular daily activities immediately, with measurable results in as soon as four weeks.

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

Our Product Candidate: LIPO-202

Description of LIPO-202

LIPO-202 is a novel injectable form of salmeterol xinafoate designed to produce local, selective fat tissue reduction, or pharmaceutical lipoplasty. Our studies suggest that LIPO-202 targets and stimulates natural fat tissue metabolism to achieve non-ablative, non-surgical fat tissue reduction in specific locations using salmeterol xinafoate, which is an active ingredient of FDA-approved products such as SEREVENT DISKUS®, ADVAIR HFA® and ADVAIR DISKUS®. In November 2016, we announced plans to prioritize our efforts and resources on the Phase 2 proof of concept trial to evaluate the reduction of localized fat deposits under the chin, or submental fat. We initiated this trial in December 2016 and expect top-line results in June 2017. We also plan to continue development of LIPO-202 for the reduction of central abdominal bulging pending results from the submental Phase 2 proof of concept trial. LIPO-202 can be administered by a physician or clinician in less than fifteen minutes in a pre-defined number and placement of subcutaneous injections across the treatment area through a small 30-gauge needle.

Mechanism of Action

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

Figure 1. Graphic representation of the mechanism of action of LIPO-202

Clinical Program

We began the development of LIPO-202 with LIPO-102, an injectable combination of salmeterol xinafoate and the glucocorticoid fluticasone propionate, initially under the submission to the FDA on December 30, 2008, of an investigational new drug, or IND, application No. 102,514 for the treatment of symptomatic exophthalmos associated with thyroid-related eye disease. We additionally submitted IND No. 107,765 to the FDA on March 24, 2010, for the reduction of central abdominal bulging due to subcutaneous fat in non-obese subjects. Glucocorticoids like fluticasone propionate; have been shown in the literature and in our preclinical studies to potentially enhance the activity of the ß2-adrenergic receptor agonist salmeterol xinafoate. In our clinical trials, we learned that the efficacy of LIPO-102 was directly related to its contained dose of salmeterol xinafoate without a significant contribution from fluticasone propionate. Therefore, we determined to move forward with LIPO-202, our single-agent therapeutic containing only salmeterol xinafoate. We were granted allowance by the FDA to conduct a Phase 2 proof of concept trial to evaluate the treatment of localized fat under the chin, or submental fat, with LIPO-202 under IND No. 107,765.

The safety profile of LIPO-202, similar to LIPO-102, can be characterized as benign with mild, transient injection site reactions, such as erythema, hematoma and pain. These reactions were reported both infrequently and at the same rate as placebo injections, suggesting that these adverse events are related to the injection procedure itself and not the treatment.

Submental Area

Summary of Clinical Trials

•

Study LIPO-202-CL-31.  In December 2016, we initiated LIPO-202-CL-31, the Phase 2 proof of concept trial for LIPO202 for the reduction of submental subcutaneous fat. LIPO-202-CL-31 is a multi-center, randomized, double-blind, placebo-controlled trial to assess the safety and efficacy of two doses of LIPO-202 versus placebo. The trial is expected to enroll 150 patients at approximately ten sites across the United States.

Subjects will be randomized 1:1:1 to one the following dose groups:

•	LIPO‑202 (Salmeterol Xinafoate for Injection): 0.02 mcg SX/mL; total dose of up to 0.3 mcg SX
•	LIPO‑202 (Salmeterol Xinafoate for Injection): 0.2 mcg SX/mL; total dose of up to 3.0 mcg SX
•	Placebo for LIPO‑202 (Salmeterol Xinafoate for Injection)

Subjects will receive up to 30 subcutaneous injections of LIPO-202 or placebo into the submental fat once a week for eight weeks. Upon the completion of the treatment visits, follow-up visits with the patients to assess safety and efficacy will occur one week and four weeks post the last treatment.

The study endpoints include both safety and efficacy measurements. Efficacy measures will assess improvement in the patient’s submental region as evaluated by the patient and clinician, overall patient satisfaction and evaluation of submental fat thickness by calipers. We have developed endpoint tools for the patient and clinician to assess the change in the submental area that are similar to other rating scales used for [a] recently approved FDA product[s].

Central Abdominal Area

Summary of Clinical Trials

Each of our clinical trials to date has provided important information on the safety and efficacy of LIPO-202, as well as on the tools with which to assess changes in central abdominal bulging due to subcutaneous fat. All of the clinical trials of LIPO-102 and LIPO-202 as well as several key endpoint evaluation studies are described below.

Endpoint Tools

There are currently no FDA-accepted endpoint tools for assessing change in central abdominal bulging due to subcutaneous fat for pharmaceutical products. Consequently, we developed methods of patient assessment and clinician rating of bulging, as well as physical measures of bulging and a questionnaire that measures the impact of bulging on patients. These assessment and rating tools are similar to other rating scales used for approved aesthetic drug products and medical devices, such as botulinum toxins, dermal fillers and injectable drug for fat reduction, and were validated using scientific principles and process recommendations consistent with the FDA’s guidance document, “Patient-Reported Outcome Measures: Use in Medical Product Development to Support Labeling Claims,” in an effort to ensure reliability, content validity, construct validity and sensitivity to change over time.

We developed the following patient and clinician scales to access the change in central abdominal bulging:

•	Patient-Reported Patient-Global Abdominal Perception Scale, or P-GAPS. A patient self-assessment of the amount of bulging in the central abdomen on a five-point ordinal scale.
•	Clinician-Reported Clinician-Global Abdominal Perception Scale, or C-GAPS. A clinician assessment of the amount of bulging in the patient’s central abdomen on a five-point ordinal scale.
•

Patient-Reported Clinician Photonumeric Scale. A patient’s self-assessment of the amount of bulging in the central abdomen on a six-point photonumeric scale pursuant to which the patient performs a match-to-sample from a gender-specific scale of lateral profile torso pictures with progressively larger abdominal bulges.

•

Clinician-Reported Clinician Photonumeric Scale. A clinician rating of the amount of bulging in the central abdomen on a six-point photonumeric scale pursuant to which the clinician performs a match-to-sample from two gender-specific scales of lateral profile torso pictures with progressively larger abdominal bulges.

Early Clinical Trials

•

Study LIPO-102-CL-01.    A single- and multiple-dose Phase 1 safety and pharmacokinetics study, which included 26 patients, identified the maximum potential dose of salmeterol xinafoate administered by subcutaneous injection to the abdomen that would qualify for consideration under FDA regulation 505(b)(2). The 505(b)(2) regulatory pathway will enable us to file an NDA using the FDA’s approval of another product based on data generated by others, provided that we establish the necessary preclinical and clinical bridges to the previously approved product. We expect that we will be able to reference data on salmeterol xinafoate submitted to the FDA for ADVAIR®, such as that for reproductive toxicology, mutagenicity, carcinogenicity, long-term toxicology, clinical safety, QTc interval, and drug interactions, and will not need to repeat those studies. Study LIPO-102-CL-01 showed that approximately 50 µg of salmeterol xinafoate injected subcutaneously into the abdomen produces peak plasma levels of salmeterol comparable to those produced by 50 µg of salmeterol xinafoate administered twice daily by the oral inhalation of ADVAIR®. Thus, guidance was obtained for future trials on the limits of salmeterol xinafoate dosing when injected subcutaneously into the abdomen.

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

•

Study LIPO-102-CL-04.    This study, which included 58 patients, further defined the dose of LIPO-102 when injected as divided doses in a defined array across the abdomen. Two doses of LIPO-102 were compared to placebo when administered as 22 one mL central abdominal subcutaneous injections once a week for eight weeks. The use of 3-D digital photographic imaging to measure changes in abdominal circumference and volume, as well as patient and clinician rating scales were investigated in this trial as potential clinical endpoints. The lowest doses of salmeterol xinafoate in LIPO-102 produced superior efficacy compared to the higher doses. The pharmacokinetics of LIPO-102 at a total weekly salmeterol xinafoate plus fluticasone propionate dose of 11 µg+22 µg was also evaluated in Study LIPO-102-CL-04 after the first dose on Day 1 and after the last dose on Day 50. There was no significant difference between the plasma levels of either dose on Days 1 and 50. The peak plasma level of salmeterol xinafoate produced by LIPO-102 was approximately one fifth of that produced by the 505(b)(2) reference drug ADVAIR DISKUS 500/50®. Moreover, the peak plasma level of salmeterol xinafoate produced by the Phase 3 dose of LIPO-202, or 0.4 µg salmeterol xinafoate total weekly dose, is approximately over 100-fold less than that produced by the 505(b)(2) reference drug ADVAIR DISKUS 500/50®. The reductions in abdominal circumference and volume determined by 3-D digital imaging were also found to persist in responders to LIPO-102 for 12-weeks post-treatment.

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

•

Study RESET. This study was a 513-patient, randomized, placebo-controlled, multi-center Phase 2 dose-ranging clinical trial with LIPO-202, known as the RESET study, utilizing key clinical endpoint tools and study design features. Non-obese male and female adult patients who had at least a slight abdominal bulge due to excess subcutaneous fat and who expressed dissatisfaction with their abdominal contour were enrolled in this study. Trial subjects received 20 one mL subcutaneous injections of LIPO-202 in 0.4, 1.0 or 4.0 µg total weekly doses or placebo once weekly for eight weeks. These injections were made into a standardized periumbilical treatment area defined by our treatment area grid with a pre-marked area of approximately 400 cm2 between axial planes at 35 mm above the umbilicus and at 70 mm below the umbilicus, and with each of the 20 injection sites spaced four cm apart. Central abdominal bulging due to subcutaneous fat was assessed on Day 1 as the baseline pre-treatment day, Day 29, which was one week after the fourth set of injections and on Day 57, which was one week after the eighth set of injections.

The RESET study showed statistically significant reductions in central abdominal bulging due to subcutaneous fat in non-obese patients from baseline at Day 1 and from placebo on the key clinical endpoint measures. The most significant reductions observed in the patients were those who received the 0.4 µg total weekly dose of LIPO-202. We also reviewed p-values, which is a conventional statistical method for measuring the statistical significance of clinical results. In clinical trials, the “p-value” is the probability that the result was obtained by chance. For example, a “p-value” of 0.10 would indicate that there is a 10% likelihood that the observed results could have happened at random. By convention, a “p-value” that is less than 0.05 is considered statistically significant.

o

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

o

Using the standardized laser-guided manual tape measure procedure, the 0.4 µg total weekly dose of LIPO-202 produced significant reductions in abdominal circumference at the umbilicus compared to placebo. The 0.4 µg total weekly dose of LIPO-202 reduced umbilical circumference, on average, by 1.6 cm compared to 0.7 cm for placebo. This was a statistically significant improvement (p-value = 0.001).

o

As with umbilical circumference the 0.4 µg total weekly dose of LIPO-202 produced significant reductions in abdominal volume in the treatment area compared to placebo. The 0.4 µg total weekly dose of LIPO-202 reduced treatment area volume, on average, by 191.9 cubic centimeters, or cc, compared to 89.9 cc for placebo. This was a statistically significant improvement (p-value = 0.001).

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

Also, the observed reduction in treatment area volume with LIPO-202 in the RESET study was similar to that observed in a non-drug, limited-volume VAL-CL-10 liposuction study conducted in a similar study population over a similar treatment area. A mean reduction in treatment area volume of approximately 200 cc was produced by both eight weeks of treatment with the 0.4 µg total weekly dose of LIPO-202 in the RESET study and by limited volume liposuction as assessed ten weeks after surgery.

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

Table 1. Adverse effects of LIPO-202 in RESET

Phase 3 Clinical Trials

•

Studies AbCONTOUR1 and AbCONTOUR2.  Our Phase 3 AbCONTOUR1 and AbCONTOUR2 clinical trials that enrolled 794 and 793 patients, respectively, were randomized, placebo-controlled, multi-center trials to study the safety and efficacy of LIPO-202. The design of these identical trials was similar to RESET and utilized key clinical endpoint tools. Non-obese male and female adult patients who had at least a slight abdominal bulge due to excess subcutaneous fat and who expressed dissatisfaction with their abdominal contour were enrolled in these studies. Trial subjects received 20 one mL subcutaneous injections of LIPO-202 in 0.4 g total weekly dose or placebo once weekly for eight weeks. As in the RESET study the injections were made into a standardized periumbilical treatment area defined by our treatment area grid with a pre-marked area of approximately 400 cm2 between axial planes at 35 mm above the umbilicus and at 70 mm below the umbilicus, and with each of the 20 injection sites spaced four cm apart. Central abdominal bulging due to subcutaneous fat was assessed on Day 1 as the baseline pre-treatment day, Day 29, which was one week after the fourth set of injections and on Day 57, which was one week after the eighth set of injections.

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

o

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

o

Also by the FDA’s historical definition of a responder for AbCONTOUR1 and AbCONTOUR2, 3% and 5% respectively, of subjects treated with 0.4 µg of LIPO-202 weekly for eight weeks were defined as two-point P-GAPS and two‑point CPnS responders compared to 4% and 5% respectively of subjects receiving placebo injections.

o

Using the standardized laser-guided manual tape measure procedure, the 0.4 µg total weekly dose of LIPO-202 produced similar reductions in abdominal circumference at the umbilicus compared to placebo. The 0.4 µg total weekly dose of LIPO-202 reduced umbilical circumference, on average for AbCONTOUR1 and AbCONTOUR2, by 0.7 cm and 0.8 cm respectively compared to 0.9 cm and 0.9 cm for placebo.

o

As with umbilical circumference, the 0.4 µg total weekly dose of LIPO-202 produced similar reductions in abdominal volume in the treatment area compared to placebo. The 0.4 µg total weekly dose of LIPO-202 reduced treatment area volume, on average on average for AbCONTOUR1 and AbCONTOUR2, by 99.5 cubic centimeters (cc) and 105.6 cc, compared to 115.1 cc and 100.9 cc for placebo.

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

Table 2. Adverse effects of LIPO-202 in AbCONTOUR1 and AbCONTOUR2

Other Clinical Trials:

Special Population Trial

•

Study LIPO-202-CL-21.  The LIPO-202-CL-21trial was randomized, placebo-controlled, multi-center trial to study the safety and efficacy of LIPO-202 in obese patients. The design of this trial was similar to the Phase 3 trials. The study did not include the patient assessment or clinician rating tools to assess abdominal bulging as the instruments were not validated for this patient population. One hundred twenty nine obese male and female adult patients, defined as having a BMI at least 30 kg/m2 but less than 40 kg/m2, who had at least a slight abdominal bulge due to excess subcutaneous fat and who expressed dissatisfaction with their abdominal contour were enrolled in this study. As in the Phase 3 trials, subjects received 20 one mL subcutaneous injections of LIPO-202 in 0.4 µg total weekly dose or placebo once weekly for eight weeks. The injections were made into a standardized periumbilical treatment area defined by our treatment area grid with a pre-marked area of approximately 400 cm2 between axial planes at 35 mm above the umbilicus and at 70 mm below the umbilicus, and with each of the 20 injection sites spaced four cm apart. Central abdominal bulging due to subcutaneous fat was assessed on Day 1 as the baseline pre-treatment day, Day 29, which was one week after the fourth set of injections and on Day 57, which was one week after the eighth set of injections.

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

Retreatment Trial

•

Study LIPO-202-CL-22. We initiated the LIPO-202-CL-22, an open-label, multi-center trial to evaluate the safety and efficacy of multiple treatment courses with LIPO-202. The design of this trial was similar to the Phase 3 trials that utilized all of the key clinical endpoint tools described above however it consisted of three courses of treatment with study drug with a three (3) month period between courses. Non-obese male and female adult patients who had at least a slight abdominal bulge due to excess subcutaneous fat and who expressed dissatisfaction with their abdominal contour were enrolled in these studies. Trial subjects received 20 one mL subcutaneous injections of LIPO-202 in 0.4 µg total weekly dose or placebo once weekly for eight weeks. As in the Phase 3 studies the injections were made into a standardized periumbilical treatment area defined by our treatment area grid with a pre-marked area of approximately 400 cm2 between axial planes at 35 mm above the umbilicus and at 70 mm below the umbilicus, and with each of the 20 injection sites spaced four cm apart. Central abdominal bulging due to subcutaneous fat was assessed during each of the three treatment courses on Day 1 as the baseline pre-treatment day, Day 29, which was one week after the fourth set of injections and on Day 57, which was one week after the eighth set of injections. We terminated the LIPO-202-CL-22 prior to completion based on the outcome of the AbCONTOUR1, AbCONTOUR2, and LIPO-202-CL-21 trials.

Observation Trial

•

Study LIPO-202-CL-23.  We initiated the LIPO-202-CL-23, a double-blind, multi-center study to evaluated the post-treatment safety and duration of clinical effect of LIPO-202 in subjects who completed either the AbCONTOUR1 or AbCONTOUR2 study. There was no study drug administered in this trial. The subjects were to be assessed for safety and efficacy measures every three months for up to a year. We terminated the LIPO-202-CL-23 based on the outcome of the AbCONTOUR1 and AbCONTOUR2 trials.

Bioavailability Trial

•

Study LIPO-202-CL-12.  An open-label, crossover study comparing the pharmacokinetics of LIPO-202 and ADVAIR DISKUS 500/50® (Fluticasone Propionate 500 mcg and Salmeterol Xinafoate 50 mcg Inhalation Powder) was completed in 24 in healthy volunteers. This study confirmed that the 0.4 µg total weekly dose of LIPO-202 administered by subcutaneous injection to the abdomen would qualify for consideration under FDA regulation 505(b)(2). The 505(b)(2) regulatory pathway will enable us to file an NDA using the FDA’s approval of another product based on data generated by others, provided that we establish the necessary preclinical and clinical bridges to the previously approved product. We expect that we will be able to reference data on salmeterol xinafoate submitted to the FDA for ADVAIR®, such as that for reproductive toxicology, mutagenicity, carcinogenicity, long-term toxicology, clinical safety, QTc interval, and drug interactions, and will not need to repeat those studies. Study LIPO-102-CL-12 showed that 0.4 µg of LIPO-202 injected subcutaneously into the abdomen produces peak plasma levels of salmeterol significantly below to those produced by 100 µg of salmeterol xinafoate administered daily by the oral inhalation of ADVAIR®.

Nonclinical Program

Pharmacology

Salmeterol xinafoate is a highly selective, long-acting ß2-adrenergic receptor agonist. Consistent with the known role of ß-adrenergic receptors in the metabolism of stored triglycerides in fat cells, we have shown that salmeterol xinafoate stimulates the breakdown of triglycerides into free fatty acids and glycerol in cultured human fat cells in a manner similar to other ß-adrenergic receptor agonists, such as isoproterenol. We have also direct evidence that the injection of salmeterol xinafoate reduces subcutaneous fat in animal models as our pre-clinical studies demonstrated that the injection of salmeterol xinafoate into the inguinal fat pad of rats produced a dose-related reduction in fat pad weight. Similarly, our preclinical studies demonstrated that the injection of salmeterol xinafoate into the back fat of minipigs reduced subcutaneous fat thickness as determined by 2-D ultrasound.

Safety

Salmeterol xinafoate is approved by the FDA for use by oral inhalation for maintenance treatment of bronchial asthma and COPD either alone as the active ingredient of SEREVENT DISKUS® or in combination with another active ingredient, fluticasone propionate, as ADVAIR HFA® and ADVAIR DISKUS®. Consequently, the nonclinical safety profile of salmeterol xinafoate and fluticasone propionate alone and in combination has been extensively studied in mice, rats, rabbits, guinea pigs and/or dogs by several routes of administration, including by mouth, intravenous, intraperitoneal, subcutaneous, inhalation and/or dermal. The FDA’s findings as to this information are available for us to reference in our NDA under the Section 505(b)(2) regulatory pathway provided that we establish the appropriate preclinical bridge to that data. Although salmeterol xinafoate and fluticasone propionate are established agents with well characterized nonclinical and clinical safety profiles, both systemically and locally, use of these drugs by the subcutaneous route and their potential properties to stimulate the breakdown of triglycerides into free fatty acids and glycerol are less well understood and have been the focus of our studies. Consequently, additional pharmacokinetics and toxicity studies were conducted in rats and minipigs by subcutaneous administration to assess local tolerability in support of early stage clinical trials. Local concentrations of salmeterol xinafoate 2500-fold greater than the anticipated clinical dose produced no untoward histopathological changes when injected into the back fat of minipigs. These findings have recently been extended; subcutaneous administration of salmeterol xinafoate into the back fat of minipigs 3 times per week for 13 weeks produced no untoward histopathological changes at local concentrations of salmeterol xinafoate 15,000-fold greater than the anticipated clinical dose. In addition, the preclinical bridge to the SEREVENT®/ADVAIR® preclinical safety data, under the Section 505(b)(2) regulatory pathway, was established in a 28-day study in rats comparing oral and subcutaneous administration of salmeterol xinafoate.

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

United States Regulation of Drugs.    In the United States, the FDA regulates drugs such as our product candidates under the FDCA and implementing regulations. Failure to comply with the applicable FDA or other requirements at any time during the product development process, approval process, or after approval may subject an applicant or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice, or DOJ, or other governmental entities. We are pursuing a Section 505(b)(2) NDA regulatory strategy, explained further below, which we expect will allow us to rely in our new drug application, NDA, on certain nonclinical and clinical safety findings made by the FDA in its approval of salmeterol xinafoate, which is an active ingredient of FDA-approved products such as SEREVENT DISKUS®, ADVAIR HFA® and ADVAIR DISKUS®.

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

The Hatch-Waxman Amendments.    As an alternative path to FDA approval for modifications to formulations or uses of products previously approved by the FDA, an applicant may submit an NDA under 505(b)(2) of the FDCA. Section 505(b)(2) was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, and permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference. If the 505(b)(2) applicant can establish that reliance on the FDA’s previous findings of safety and effectiveness is scientifically appropriate, including by providing data or information that “bridge” the differences between the proposed product and the already-approved product, it may eliminate the need to conduct certain preclinical studies or clinical trials of the new product. The FDA may also require companies to perform additional studies or measurements, including clinical trials, to support the change from the approved branded reference drug. The FDA may then approve the new product candidate for all, or some, of the label indications for which the branded reference drug has been approved, as well as for any new indication sought by the 505(b)(2) applicant. We are pursuing a Section 505(b)(2) NDA regulatory strategy, which we expect will allow us to rely on our NDA filing on certain nonclinical and clinical safety findings made by the FDA in its approval of salmeterol xinafoate, which is an active ingredient of FDA-approved products such as SEREVENT DISKUS®, ADVAIR HFA® and ADVAIR DISKUS®.

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

Competition

The aesthetic market, and in particular the market for fat reduction and body contouring, is highly competitive and is rapidly evolving due to new technology introductions. The FDA has recently approved several modalities for the reduction of fat, most of which are energy-based medical devices. In April 2015, the FDA approved Kybella as the first and only injectable submental fat contouring drug. Kybella is an injectable deoxycholic acid owned by Allergan in the United States. We anticipate that LIPO-202, if approved, will also face significant competition from surgical alternatives and other medical device technologies designed for the reduction of fat.

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

Since patent applications in the United States and certain other jurisdictions are maintained in secrecy for a minimum of eighteen months, and because publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of our inventions covered by pending patent applications. Moreover, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention, which for most of our patent applications are based on the first party to invent (patents filed after March 16, 2013 are given priority based on first to file). The date of an invention is not publically disclosed. It may be necessary for us to participate in post-grant challenge proceedings, such as patent oppositions or inter partes reviews that seek to invalidate the patentability of third party patents before they issue. Such proceedings could result in substantial cost, even if the eventual outcome is favorable to us.

As of December 31, 2016, we are the sole owner of a patent portfolio that includes nine issued/allowed patents and four pending patent applications in the United States, as well as granted and pending foreign counterparts of such U.S. patents and pending applications directed to LIPO-202 and/or LIPO-102. Our foreign counterparts include issued or granted patents and pending applications in Australia, Canada, various countries in Europe, Israel, Japan, South Korea, Mexico, China, Brazil, Hong Kong, Singapore, India, and Taiwan. The earliest expiration of any of our issued or granted patents is presently expected to occur in 2026. Seven of our eight issued U.S. patents, specifically U.S. Pat. Nos. 8,404,750, 8,420,625, 9,132,084, 9,198,885, 9,452,147, 9,370,498, and 9,452,132 cover both of our LIPO-202 and LIPO-102 product candidates, and will be listable in the Orange Book for each of these product candidates upon product approval.

The ’625, ’885, ’147, and the ’498 patents are directed to methods of treatment for reduction of adiposity and/or pharmaceutical formulations using a long-acting substantially selective ß2-adrenergic receptor agonist and are expected to expire no earlier than 2026.

The ’750, ’084, and the ’132 patents are directed to methods of treatment for reducing adipose tissue and pharmaceutical formulations using low doses of long-acting selective ß2-adrenergic receptor agonist active ingredient, e.g. salmeterol xinafoate, and are expected to expire no earlier than 2030. We expect that the breadth of coverage provided by our issued patents relating to our product candidates will create a significant barrier to third party competition with our LIPO-202 and LIPO-102 products, and will help to render any challenge to our patent position by a third party in relation to our core product candidates difficult. We expect to continue pursuing in the United States and foreign jurisdictions additional patent protection of our product candidates and any future pipeline products or technologies where appropriate, as well as continuing to take appropriate measures to maintain non-patent proprietary protection for our innovative technologies.

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

Facilities

Our corporate headquarters are located in San Diego, California, where we lease approximately 14,687 square feet of office space. We occupy approximately 3,580 square feet of this space and sublease approximately 11,107 square feet of this space.  On January 20, 2015, we entered into an operating lease through March 2020. We have a renewal option for an additional five years. We believe that our existing facilities are adequate for our current needs.

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

Risks Related to Our Business

Our lead product candidate, LIPO-202, failed to meet its co-primary composite and secondary endpoints from our AbCONTOUR1 and AbCONTOUR2 U.S.-based pivotal Phase 3 trials.

On December 14, 2015, we announced that top-line results from our AbCONTOUR1 and AbCONTOUR2 U.S.-based pivotal Phase 3 trials to evaluate the safety and efficacy of our lead product candidate, LIPO-202, for the reduction of central abdominal bulging due to subcutaneous fat, showed that in both studies that LIPO-202 did not meet its co-primary composite and secondary endpoints resulting in a significant set-back to our company. We, and expert consultants that we engaged, conducted a detailed review of these unexpected trial results. Based on the results of the review by us and our expert consultants, we concluded that modifications intended to make LIPO-202 commercially ready may have affected the drug product. We have completed manufacturing of a modified formulation of LIPO-202, which is primarily based on the drug product formulation used in the Phase 2 RESET trial. We are continuing our LIPO-202 development program focused on localized fat reduction and body contouring using this modified formulation of LIPO-202. In November 2016 we announced plans to prioritize our efforts and resources on the Phase 2 proof of concept trial for the reduction of localized fat deposits under the chin, or submental fat. We initiated this trial in December 2016 and expect top-line results in June of 2017. We also plan to continue development of LIPO-202 for the reduction of central abdominal bulging, pending results from the submental Phase 2 proof of concept trial and capital resources. If the Phase 2 proof of concept trial for the reduction of submental fat and any future Phase 2 and Phase 3 trials are successful, we would then expect to file a new drug application, or NDA, utilizing the 505(b)(2) regulatory pathway. We have experienced a significant delay in any future development and commercialization of LIPO-202 and while we anticipate having enough cash on hand to finance our planned Phase 2 proof of concept trial, we will require substantial funding to further develop and commercialize LIPO-202 in the event that we obtain positive results from this trial.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, substantially all of our resources have been dedicated to the preclinical and clinical development of our lead product candidate, LIPO-202.  As of December 31, 2016, we had working capital of $11.6 million and capital resources consisting of cash and cash equivalents of $11.5 million. We suffered a significant set-back based on the negative results from our Phase 3 trials and, therefore, we expect to need substantial additional funding to pursue the further clinical development of LIPO-202.  Based on the results of any further clinical trials, we expect to continue to expend additional and substantial resources on the completion of clinical development and regulatory preparedness of LIPO-202, preparing and filing any NDA filing, preparations for the commercial launch of LIPO-202, if approved, and development of any other current or future product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting additional preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any drug development process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of LIPO-202 or any other current or future product candidates.

We believe that our existing cash and cash equivalents will be sufficient to fund our operations into the second quarter 2018, including our on-going Phase 2 proof of concept trial for the reduction of submental fat. Should we receive positive results from this trial, we anticipate having to raise additional funds to support further development of LIPO-202, including completion of any future clinical trials related to the reduction of submental fat and any other trials we may want to conduct related to the reduction of central abdominal bulging.  However, our operating plan may change as a result of factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future capital requirements depend on many factors, including:

•	results from our new Phase 2 proof of concept trial and any future Phase 2 and Phase 3 trials;
•	the scope, progress, results and costs of researching and developing LIPO-202 or any of our other current and future product candidates, and conducting preclinical and clinical trials;
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

•	identify and evaluate a potential strategic transaction, such as a merger or sale of the company.

If we are unable to secure additional capital when needed, we may be required to reduce activities and personnel, sell assets such as our intellectual property, and/or declare bankruptcy, and we may not be able to remain in business.

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

As of December 31, 2016, we had U.S. federal and California net operating loss carryforwards, or NOLs, of approximately $119.4 million and state NOLs of approximately $64.0 million, which expire in various years beginning in 2017 if not utilized. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its future post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We believe we have experienced certain ownership changes in the past and have reduced our deferred tax assets related to NOLs accordingly. In the event that it is determined that we have in the past experienced additional ownership changes, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our NOLs and other tax assets to reduce taxes owed on the net taxable income that we earn in the event that we attain profitability. Any such limitations on the ability to use our NOLs and other tax assets could adversely impact our business, financial condition and operating results in the event that we attain profitability.

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

At December 31, 2016, we had approximately $11.5 million of cash and cash equivalents. While we are not aware of any material losses or other significant deterioration in the fair value of our cash equivalents since December 31, 2016, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

We have a limited operating history and have incurred significant losses since our inception, and we anticipate that we will continue to incur losses for the foreseeable future. We have one lead product candidate and no commercial sales, which, together with our limited operating history, makes it difficult to assess our future viability.

We are a clinical-stage specialty pharmaceutical company with a limited operating history. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused principally on developing our lead product candidate, LIPO-202, an injectable formulation of salmeterol xinafoate. We are not profitable and have incurred losses in each year since our inception in 2007. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the specialty pharmaceutical industry. We have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the years ended December 31, 2016 and December 31, 2015 was approximately $13.0 million and $43.2 million, respectively. As of December 31, 2016, we had an accumulated deficit of $125.9 million. We expect to continue to incur losses for the foreseeable future, as we continue our development of, and seek regulatory approvals for, LIPO-202, which may include funding additional clinical trials, and assuming we obtain regulatory approval, begin to commercialize LIPO-202. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We are substantially dependent on the success of our lead product candidate LIPO-202.

To date, we have invested substantially all of our efforts and financial resources in the research and development and commercial planning for LIPO-202.  Additionally, in December 2015, we announced that top-line results from both Phase 3 trials did not meet its co-primary composite and secondary endpoints.  Our near-term prospects, including our ability to finance our company and generate revenue, as well as our future growth, will depend heavily on our ability to conduct successful Phase 2 and Phase 3 studies and obtain positive results from either one of these studies, obtaining regulatory approval and successful commercialization of LIPO-202.  The clinical and commercial success of LIPO-202 will depend on a number of factors, including the following:

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

Failure can occur at any time during the clinical trial process. For example, we have in the past terminated early-stage development and clinical programs for other potential product candidates due to a lack of sufficient efficacy or the potential for unacceptable adverse reactions to a particular product candidate, as well as our desire to concentrate our efforts on the development of LIPO-202. The results of preclinical and clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through preclinical studies and initial clinical trials. It is not uncommon for a number of companies in the specialty pharmaceutical industry in advanced clinical trials to suffer significant setbacks due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies. On December 14, 2015, we announced that LIPO-202 failed to meet its co-primary composite and secondary endpoints of the Phase 3 clinical trial resulting in us suffering a significant setback.  We are continuing our LIPO-202 development program focused on localized fat reduction and body contouring using this modified formulation of LIPO-202. In November 2016, we announced plans to prioritize our efforts and resources on the Phase 2 proof of concept trial for the reduction of localized fat deposits under the chin, or submental fat. We initiated this trial in December 2016 and expect top-line results in June of 2017. We also plan to continue development of LIPO-202 for the reduction of central abdominal bulging, pending results from the submental Phase 2 proof of concept trial. We cannot be certain that any new trials will produce results showing safety and efficacy and that additional setbacks will not occur.   Even if our ongoing or future clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates.

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

As of December 31, 2016, we had seven full-time employees.  In January 2016, we implemented a reduction in force, which resulted in reducing our headcount to twelve full-time employees from sixteen, or an approximate reduction of 25%. Throughout 2016, we had further cost-saving measures and employee departures resulting in reduced headcount to seven full-time employees.  Depending on our need for additional funding and expense control, we may be required to further implement workforce and expense reductions in the future.  Further workforce and expense reductions could result in reduced progress on our internal programs. In addition, employees, whether or not directly affected by a reduction, may seek future employment with our business partners or competitors. Although our employees are required to sign a confidentiality agreement at the time of hire, the confidential nature of certain proprietary information may not be maintained in the course of any such future employment.

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

Our chief executive officer, or CEO, tendered his resignation in February 2016.  While we have established an Operating Committee to assist with many of the responsibilities arising in the day-to-day operations of the company, we currently do not have a Chief Executive Officer or President. Pending results of our Phase 2 proof of concept trial, we expect to conduct a search for a new CEO and while we have not historically experienced unique difficulties attracting and retaining qualified employees, we could experience such problems in the future, especially considering the negative results from our Phase 3 clinical studies and our current cash position. Competition for qualified personnel in the biotechnology and specialty pharmaceuticals field is intense due to the limited number of individuals who possess the skills and experience required by our industry. While we have established a Development Committee responsible for general oversight and overall strategy for the LIPO-202 development plan activities including CMC, clinical and regulatory, we currently do not have a Chief Medical Officer or Chief Scientific Officer, and we may need to hire additional personnel in the event that we receive positive results from our on-going Phase 2 proof of concept trial, and we are able to proceed with additional clinical development and commercial activities. We may not be able to attract and retain quality personnel on acceptable terms, or at all. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output.

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

Requirements associated with being a public company increase our costs significantly, as well as divert significant company resources and management attention.

We incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Exchange Act, and regulations regarding corporate governance practices. The listing requirements of The NASDAQ Global Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

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

As of December 31, 2016, our principle stockholders, executive officers, directors and their respective affiliates beneficially owned approximately 57% of our outstanding voting stock. Therefore, these stockholders have the ability to influence us through this ownership position and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties.

We lease approximately 14,687 square feet of office space pursuant to which we occupy approximately 3,580 square feet of space for our headquarters in San Diego, California and sublease approximately 11,107 square feet under agreements that expire in March 2020 with a renewal option for an additional five years.

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

	High	Low
Year ended December 31, 2016
Fourth Quarter	$1.35	$0.96
Third Quarter	$1.25	$0.79
Second Quarter	$1.44	$0.57
First Quarter	$1.42	$0.58
Year ended December 31, 2015
Fourth Quarter	$10.78	$1.24
Third Quarter	$15.05	$7.77
Second Quarter	$9.05	$5.92
First Quarter	$8.88	$6.42

The last sale price for our common stock as reported by the NASDAQ Global Market on March 1, 2017 was $1.49 per share.

Holders of Common Stock

As of March 1, 2017, there were 13,829,716 shares of our common stock outstanding and 5 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Performance Graph

Set forth below is a graph comparing the cumulative total return on an indexed basis of a $100 investment in the Company's common stock, the NASDAQ Composite® (US) Index and the NASDAQ Biotechnology Index commencing on November 20, 2014 (the date our common stock began trading on the NASDAQ Global Market) and continuing through December 31, 2016. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Securities

During the year ended December 31, 2016, we did not issue any securities that were not registered under the Securities Act.

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

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except share and per share data)
Statement of Operations Data:
Operating expenses:
Research and development	$6,579	$34,410	$5,175
General and administrative	5,463	7,639	4,416
Total operating expenses	12,042	42,049	9,591
Loss from operations	(12,042)	(42,049)	(9,591)
Interest income	59	26	8
Interest expense	(1,036)	(1,134)	(375)
(Loss) gain on change in fair value of preferred stock warrants	—	—	(861)
Net loss	$(13,019)	$(43,157)	$(10,819)
Net loss per share, basic and diluted(1)	$(0.94)	$(3.15)	$(5.36)
Weighted average shares used to compute basic and diluted net loss per share(1)	13,801,003	13,696,033	2,017,601

(1)	Please see Note 2 of our financial statements included elsewhere in this document for an explanation of the calculations of our actual basic and diluted net loss per share.

	As of December 31,
	2016	2015	2014
	(in thousands)
Balance sheet data:
Cash and cash equivalents	$11,478	$37,749	$75,948
Working capital	$11,605	$30,626	$74,964
Total assets	$12,817	$40,112	$76,898
Long-term debt, less current portion	$-	$7,205	$9,741
Accumulated deficit	$(125,850)	$(112,832)	$(69,675)
Total stockholders’ equity	$11,915	$23,807	$65,247

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

Overview

We are a clinical-stage specialty pharmaceutical company developing therapeutics for the aesthetic market. Our initial focus is on localized fat reduction and body contouring. Our lead product candidate, LIPO-202, is a first-in-class injectable formulation of the long-acting ß2-adrenergic receptor agonist, salmeterol xinafoate, which is an active ingredient in the U.S. Food and Drug Administration, or FDA, approved inhaled products SEREVENT DISKUS®, ADVAIR HFA® and ADVAIR DISKUS®. We previously completed development of LIPO-202 in our Phase 2 RESET trial in 2013, showing a statistically significant reduction in central abdominal bulging due to subcutaneous fat in non-obese patients.  In 2015, we conducted two pivotal U.S. Phase 3 trials of LIPO-202, which  failed to meet their co-primary composite or secondary endpoints as well as showing near identical results with no bias in sites or subgroups. In these trials, AbCONTOUR1 and AbCONTOUR2, LIPO-202 continued to show a safety profile similar to placebo. We, and expert consultants that we engaged, conducted a detailed review of these unexpected trial results. Based on the results of the review by us and our expert consultants, we concluded that modifications intended to make LIPO-202 commercially ready may have affected the drug product. We have completed manufacturing of a modified formulation of LIPO-202, which is primarily based on the drug product formulation used in the Phase 2 RESET trial. We are continuing our LIPO-202 development program focused on localized fat reduction and body contouring using this modified formulation of LIPO-202. In November 2016 we announced plans to prioritize our efforts and resources on the Phase 2 proof of concept trial for the reduction of localized fat deposits under the chin, or submental fat. We initiated this trial with the modified formulation of LIPO-202 in December 2016 and expect top-line results in June of 2017. We also plan to continue development of LIPO-202 for the reduction of central abdominal bulging, pending results from the submental Phase 2 proof of concept trial and capital resources. Since commencing operations in February 2007, we have invested substantially all of our efforts and financial resources in the research and development and commercial planning for LIPO-202, which is currently our lead product candidate. Through December 31, 2016, we have funded substantially all of our operations through the sale and issuance of our preferred stock, venture debt, convertible debt and the sale of shares in our initial public offering.

We have never been profitable and, as of December 31, 2016, we had an accumulated deficit of $125.9 million. We incurred net losses of $13.0 million and $43.2 million for the years ended December 31, 2016 and 2015, respectively. We expect to continue to incur net operating losses for at least the next several years as we advance LIPO-202 through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization. We have no manufacturing facilities and all of our manufacturing activities are contracted out to third parties. Additionally, we currently utilize third-party CROs to carry out our clinical development. We will need substantial additional funding to support our operating activities including further development of LIPO-202. Adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

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

We expense both internal and external research and development costs in the periods in which they are incurred. To date, substantially all our research and development expenses have related to the development of LIPO-202. For the years ended December 31, 2016, 2015 and 2014, we incurred costs of $6.6 million, $34.4 million and $5.2 million respectively, on research and development expenses.

We do not allocate compensation expense to individual product candidates, as we are organized and record expense by functional department and our employees may allocate time to more than one development project. We do not utilize a formal time allocation system to capture expenses on a project-by-project basis.

Conducting significant research and development is central to our business and strategy. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and greater duration of late stage clinical trials as compared to earlier clinical and preclinical development.  Our research and development expenses decreased temporarily and we expect that these expenses will increase with the initiation of our Phase 2 proof of concept trial in December 2016.  The costs of clinical trials may vary significantly over the life of a project owing to a number of factors. See “Risk Factors — Risks Related to Our Business — Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.”

General and Administrative Expenses

Our general and administrative expenses primarily consist of personnel costs, including cash compensation, benefits and share-based compensation expense, associated with our executive, accounting and finance departments. Other general and administrative expenses include costs in connection with patent filings, director and officer insurance premiums to support our operations as a public facility, facilities expenses, information technology costs and professional fees for legal, consulting, marketing, audit and tax services.

Interest Income

Our interest income consists primarily of interest received or earned on our cash and cash equivalents. We expect interest income to vary each reporting period depending on our average cash and cash equivalents and marketable securities balances during the period and applicable interest rates. To date, our interest income has not been significant in any individual period.

Interest Expense

Our interest expense consists of cash and non-cash interest costs related to our borrowings. The non-cash interest costs consist of the amortization of the fair value of warrants that were issued in connection with our borrowings, with the initial fair value of the warrants being amortized to interest expense over the term of the governing agreements, and the amortization of other debt issuance costs, primarily legal and banker fees, over the period the related convertible notes were outstanding.

We expect interest expense to decrease due to the prepayment in full of the Hercules debt facility in September 2016.

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

We base our expenses related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows and expense recognition. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual accordingly. Our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting changes in estimates in any particular period. Through December 31, 2016, there have been no material adjustments to our prior period estimates of accrued expenses for clinical trials. Nonrefundable advance payments for goods and services, including fees for process development or manufacturing and distribution of clinical supplies that will be used in future research and development activities, are deferred and recognized as expense in the period that the related goods are consumed or services are performed.

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

Results of Operations

Comparison of the Years Ended December 31, 2016 and 2015

	Year Ended December 31,		Change
	2016	2015	$
	(in thousands, except percentage)
Operating expenses:
Research and development	$6,579	$34,410	$(27,831)
General and administrative	5,463	7,639	(2,176)
Total operating expenses	12,042	42,049	(30,007)
Loss from operations	(12,042)	(42,049)	30,007
Interest income	59	26	33
Interest expense	(1,036)	(1,134)	98
Net loss	$(13,019)	$(43,157)	$30,138

Research and Development Expenses.    Research and development expenses decreased by $27.8 million to $6.6 million for the year ended December 31, 2016 from $34.4 million for the year ended December 31, 2015.  Approximately $19.1 million of the decrease was due to the completion of our AbCONTOUR1 and AbCONTOUR2 U.S. Phase 3 clinical trials and $4.7 million of the decrease was due to the termination of the supplemental clinical trials.  Approximately $1.1 million of the decrease was due to the reduction of consulting and other outside services, the elimination of the Corporate Advisory Board, as well as a decrease of $1.4 million due to a reduction in headcount in research and development.  The remaining decrease of approximately $1.5 million was due to a reduction of regulatory, preclinical and CMC activities.

General and Administrative Expenses.    General and administrative expenses decreased by $2.1 million to $5.5 million for the year ended December 31, 2016, from $7.6 million for the year ended December 31, 2015.  The decrease of approximately $2.0 million was due to reduction in general legal fees, public and investor relation expenses, accounting fees and outside services expenses.  The remaining decrease of $0.1 million was related to a reduction of headcount for the year ended December 31, 2016.

Interest Income. Interest income increased by $33,000 to $59,000 for the year ended December 31, 2016 from $26,000 for the year ended December 31, 2015. The increase resulted from higher rates of return during the year ended December 31, 2016.

Interest Expense. Interest expense decreased by $0.1 million to $1.0 million for the year ended December 31, 2016 from $1.1 million for the year ended December 31, 2015. The decrease in interest expense was due to the prepayment in full of the Hercules debt facility in September 2016.

Comparison of Years Ended December 31, 2015 and 2014.

	Year Ended December 31,		Change
	2015	2014	$
	(in thousands, except percentage)
Operating expenses:
Research and development	$34,410	$5,175	$29,235
General and administrative	7,639	4,416	3,223
Total operating expenses	42,049	9,591	32,458
Loss from operations	(42,049)	(9,591)	(32,458)
Interest income	26	8	18
Interest expense	(1,134)	(375)	(759)
Loss on change in fair value of preferred stock warrants	—	(861)	861
Net loss	$(43,157)	$(10,819)	$(32,338)

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

Interest Expense.    Interest expense increased by $759,000 to $1.1 million for the year ended December 31, 2015, from $375,000 for the year ended December 31, 2014. The increase resulted from an increase in our average debt outstanding during the year ended December 31, 2015, as compared to the same period in the prior year, due to the total $10.0 million drawn in 2014 under the loan agreement we entered into in June 2014.

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

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operating activities for the years ended December 31, 2016 and 2015. As of December 31, 2016, we had an accumulated deficit of $125.9 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of LIPO-202 and incur additional costs associated with being a public company. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for at least the next fifteen months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Prior to our IPO in November 2014, we funded our operations primarily through private placements of our convertible preferred stock, warrants, venture debt and convertible debt. In November 2014, we completed our IPO of 4,650,000 shares of common stock at an offering price of $14.00 per share. We received net proceeds of approximately $57.7 million, after deducting underwriting discounts, commissions and offering-related transaction costs. At December 31, 2016, we had cash and cash equivalents of approximately $11.5 million.

On December 1, 2015, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as a sales agent (“Cantor Fitzgerald”) pursuant to which the Company may offer and sell from time to time, through Cantor Fitzgerald shares of Neothetics common stock, par value $0.0001 per share, having an aggregate offering price of up to $20.0 million. As of December 31, 2016, no shares were issued pursuant to the Sales Agreement.

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

Summary Statement of Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net cash used in operating activities	$(16,255)	$(37,911)	$(9,572)
Net cash provided by (used in) investing activities	3	(426)	(18)
Net cash provided by (used in) financing activities	(10,019)	139	81,174
Net increase (decrease) in cash and cash equivalents	$(26,271)	$(38,198)	$71,584

Cash Flows from Operating Activities.

Net cash used in operating activities was $16.3 million, $37.9 million and $9.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. The primary use of cash was to fund our operations related to the development of our product candidates in each of these periods.

Cash Flows from Investing Activities.

Net cash provided by investing activities was $3,000 during the year ended December 31, 2016. Net cash used in investing activities was $426,000 and $18,000 during the years ended December 31, 2015 and December 31, 2014, respectively. Cash provided by investing activities consisted of proceeds from the sale of equipment for the year ended December 31, 2016. Cash used for investing activities consisted primarily of the purchase of property and equipment and a $200,000 letter of credit for the year ended December 31, 2015. Cash used for investing activities consisted of the purchase of property and equipment for the year ended December 31, 2014.

Cash Flows from Financing Activities.

Net cash used in financing activities was $10.0 million for the year ended December 31, 2016, primarily from the prepayment of debt of $9.5 million and principal payments on debt of $0.5 million.

Financing activities provided cash of $139,000 for the year ended December 31, 2015, primarily from the issuance of common stock from the exercise of stock options and employee stock purchase plan.

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

Operating and Capital Expenditure Requirements

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•

the progress, costs and results of our planned Phase 2 proof of concept clinical trial of LIPO-202, any additional Phase 2 clinical trials and potential future Phase 3 clinical trials and any preclinical studies;

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

Contractual obligations and commitments

The following table summarizes our contractual obligations at December 31, 2016:

	Payments Due by Period
	Total	2017	2018	2019	2020	2021	More than 5 Years
Operating lease	$1,347,171	$395,520	$410,850	$431,508	$109,293	$—	$—
Total	$1,347,171	$395,520	$410,850	$431,508	$109,293	$—	$—

See Note 9 of the Notes to the Condensed Financial Statements for additional subsequent event information related to operating leases.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk.    Our cash, cash equivalents and short-term investments as of December 31, 2016 consisted of cash and money market funds. We are exposed to market risk related to fluctuations in interest rates and market prices. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. We currently do not hedge interest rate exposure.  However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures. Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, or December 31, 2016, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the December 31, 2016. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management’s Annual Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2017 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2016, under the headings “Board of Directors Information,” “Corporate Governance,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this Annual Report

1. Financial Statements.

The following financial statements of Neothetics, Inc., together with the report thereon of Ernst & Young LLP, an independent registered public accounting firm, are included in this annual report on Form 10-K: All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. A list of exhibits is set forth on the Exhibit Index immediately following the signature page of this annual report on Form 10-K and is incorporated herein by reference.

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

NEOTHETICS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders Neothetics, Inc.

We have audited the accompanying balance sheets of Neothetics, Inc. as of December 31, 2016 and 2015, and the related statements of statements of operations, statements of convertible preferred stock and shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neothetics, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP San Diego, California March 23, 2017

NEOTHETICS, INC.

BALANCE SHEETS

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$11,477,852	$37,748,603
Prepaid expenses and other current assets	1,029,546	1,976,997
Total current assets	$12,507,398	$39,725,600

Restricted cash	200,000	200,000
Property and equipment, net	109,320	186,372
Total assets	$12,816,718	$40,111,972
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$503,739	$4,017,192
Accrued clinical trial expenses	359,067	1,422,810
Other accrued expenses	39,386	903,148
Long-term debt, current portion	—	2,756,351
Total current liabilities	902,192	9,099,501
Long-term debt, net of current portion	—	7,205,176
Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock - $0.0001 par value; 300,000,000 shares authorized; 13,828,496 and 13,750,016 shares issued and outstanding at December 31, 2016 and 2015 respectively	1,382	1,374
Additional paid-in capital	137,763,499	136,637,678
Accumulated deficit	(125,850,355)	(112,831,757)
Total stockholders’ equity	11,914,526	23,807,295
Total liabilities and stockholders’ equity	$12,816,718	$40,111,972

See accompanying notes.

NEOTHETICS, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015	2014
Expenses:
Research and development	$6,578,678	$34,409,664	$5,174,876
General and administrative	5,463,622	7,639,427	4,416,181
Total operating expenses	12,042,300	42,049,091	9,591,057
Loss from operations	(12,042,300)	(42,049,091)	(9,591,057)
Interest income	59,465	26,033	7,555
Interest expense	(1,035,763)	(1,133,987)	(374,891)
Loss on change in fair value of preferred stock warrants	—	—	(860,843)
Net loss	$(13,018,598)	$(43,157,045)	$(10,819,236)
Net loss per share, basic and diluted	$(0.94)	$(3.15)	$(5.36)
Weighted average shares used to compute basic and diluted net loss per share	13,801,003	13,696,033	2,017,601

See accompanying notes.

NEOTHETICS, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series B-2 Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2013	1,500,000	$1,455,686	12,432,430	$23,095,634	4,402,438	$6,816,594	19,608,195	$26,120,739	—	$—	508,009	$51	$2,164,063	$(58,855,476)	$(56,691,362)
Issuance of preferred stock for cash, net of $7,285 of offering costs	—	—	—	—	—	—	5,714,288	7,992,718	—	—	—	—	—	—	—
Issuance of preferred stock for cash, net of $566,580 offering costs	—	—	—	—	—	—	—	—	3,333,334	5,433,421	—	—	—	—	—
Common stock issued upon exercise of options	—	—	—	—	—	—	—	—	—	—	54,920	5	76,295	—	76,300
Share-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	612,952	—	612,952
Initial public offering of common stock at $14.00 per share, net of $7,361,037 offering costs	—	—	—	—	—	—	—	—	—	—	4,650,000	465	57,738,498	—	57,738,963
Conversion of preferred stock to common stock	(1,500,000)	(1,455,686)	(12,432,430)	(23,095,634)	(4,402,438)	(6,816,594)	(25,322,483)	(34,113,457)	(3,333,334)	(5,433,421)	8,225,062	822	70,913,970		70,914,792
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	—	—	—	—	—	—	—	—	3,415,020	—	3,415,020
Net exercise of warrants											233,320	23	(23)	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,819,236)	(10,819,236)
Balance at December 31, 2014	—	$—	—	$—	—	$—	$—	$—	—	$—	13,671,311	$1,366	$134,920,775	$(69,674,712)	$65,247,429
Common stock issued upon exercise of options	—	—	—	—	—	—	—	—	—	—	48,167	5	96,499	—	96,504
Common stock issued upon purchase of the employee stock purchase plan	—	—	—	—	—	—	—	—	—	—	8,038	1	42,125	—	42,126
Issuance of restricted shares, net of shares repurchased for minimum tax liability	—	—	—	—	—	—	—	—	—	—	22,500	2	193,498	—	193,500
Share-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	1,384,781	—	1,384,781
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(43,157,045)	(43,157,045)
Balance at December 31, 2015		$—	—	$—	—	$—	—	$—	—	$—	13,750,016	$1,374	$136,637,678	$(112,831,757)	$23,807,295
Common stock issued upon exercise of options	—	—	—	—	—	—	—	—	—	—	29,300	3	33,539	—	33,542
Issuance of restricted shares, net of shares repurchased for minimum tax liability	—	—	—	—	—	—	—	—	—	—	49,180	5	—	—	5
Debt amendment warrant costs	—	—	—	—	—	—	—	—	—	—	—	—	9,417	—	9,417
Share-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	1,082,865	—	1,082,865
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(13,018,598)	(13,018,598)
Balance at December 31, 2016	—	$—	—	$—	—	$—	—	$—	—	$—	13,828,496	$1,382	$137,763,499	$(125,850,355)	$11,914,526

See accompanying notes.

NEOTHETICS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net loss	$(13,018,598)	$(43,157,045)	$(10,819,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of assets	4,858	6,140	—
Depreciation and amortization	69,094	58,425	17,669
Non-cash interest expense on notes payable and debt	100,290	220,447	84,330
Share-based compensation	1,082,869	1,578,279	612,952
Loss on change in fair value of preferred stock warrants	—	—	860,843
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	947,452	(1,051,224)	(783,910)
Accounts payable and accrued expenses	(5,440,958)	4,433,561	455,234
Net cash used in operating activities	(16,254,993)	(37,911,417)	(9,572,118)
Investing activities
Proceeds from sale of property and equipment	3,100	—	—
Increase in restricted cash	—	(200,000)	—
Purchase of property and equipment	—	(226,128)	(18,078)
Net cash provided by (used in) investing activities	3,100	(426,128)	(18,078)
Financing activities
Proceeds from bank loan	—	—	10,000,000
Prepayment resulting in debt extinguishment	(9,514,058)	—	—
Principal payments on bank loan	(538,342)	—	(209,698)
Issuance of common stock from exercise of options	33,542	96,506	76,300
Issuance of common stock from employee stock purchase plan	—	42,126	—
Issuance of preferred stock for cash, net of offering costs	—	—	13,568,140
Proceeds from IPO, net of offering costs	—	—	57,738,963
Net cash provided by (used in) financing activities	(10,018,858)	138,632	81,173,705
Net (decrease) increase in cash and cash equivalents	(26,270,751)	(38,198,913)	71,583,509
Cash and cash equivalents, beginning of period	37,748,603	75,947,516	4,364,007
Cash and cash equivalents, end of period	$11,477,852	$37,748,603	$75,947,516
Supplemental disclosure of cash flow activity
Cash paid for interest	$973,115	$912,500	$351,891
Supplemental disclosure of non-cash financing activities
Warrants issued for services in connection with issuance of preferred stock	$—	$—	$142,001
Warrants issued in connection with Loan and Security Agreement	$—	$—	$207,429
Conversion of preferred stock warrants to common stock warrants	$—	$—	$3,415,020
Conversion of convertible preferred stock into common stock	$—	$—	$70,913,970

See accompanying notes.

NEOTHETICS, INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

The Company was incorporated in Delaware on February 1, 2007, under the name Lipothera, Inc. In September 2008, the Company changed its name to Lithera, Inc. In August 2014, the Company changed its name to Neothetics, Inc. The Company is a clinical-stage specialty pharmaceutical company developing therapeutics for the aesthetic market. The Company’s focus is on the further development and commercialization of LIPO-202, including for the reduction of localized fat deposits under the chin, or submental fat, and for the reduction of central abdominal bulging pending results from the submental Phase 2 proof of concept trial.

As of December 31, 2016, the Company has devoted substantially all of its efforts to product development, raising capital, and building infrastructure and has not realized revenues from its planned principal operations.

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses from operations since inception and have an accumulated deficit of $125.9 million at December 31, 2016. We have cash and cash equivalents as of December 31, 2016 totaling $11.5 million. We have prepared cash flow forecasts which indicate, based on our current cash resources available, that we will have sufficient resources to fund our business, including our on-going Phase 2 proof of concept trial for the reduction of submental fat, for at least the next 12 months from the date of this filing. Based on the results of this trial, the Company will need to raise additional funding in the form of an equity or debt financing or through entering into a collaboration in order to fund the completion of any future trials and further development of LIPO-202. The Company may in the future seek additional capital from public or private offerings of its capital stock or it may elect to seek to fund operations through a debt facility. If the Company issues equity or debt securities to raise additional funds, its existing stockholders may experience dilution, it may incur significant financing costs, and the new equity or debt securities may have rights, preferences and privileges senior to those of its existing stockholders. The Company’s ability to continue as a going concern and meet its minimum liquidity requirements in the future is dependent on its ability to raise significant additional capital, of which there can be no assurance. If the Company cannot generate sufficient additional financing on acceptable terms, it may be forced to significantly alter its business strategy, substantially curtail its current operations, or cease operations altogether.

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

Restricted Cash

 Restricted cash as of December 31, 2016 represents a $200,000 restricted money market account used to secure the standby letter of credit issued in connection with a lease amendment (see Note 5 “Debt”).

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

NEOTHETICS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The guidance on accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. During 2016 and 2015, the Company had not recognized interest and penalties in the balance sheets or statements of operations. The Company is subject to taxation in the U.S. and state jurisdictions. The Company’s tax years from inception are subject to examination by the United States and California authorities due to the carryforwards of unutilized net operating losses (NOLs) and research and development credits.

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

Option grants to non-employees are valued at fair value and are expensed over the period services are provided. These options are subject to periodic revaluation to reflect the current fair value at each reporting period until the non-employee completes the performance obligation or the date on which a performance commitment is reached. During the year ended December 31, 2016, there were 250,000 shares issued to non-employee consultants. There was no non-cash compensation to consultants for the years ended December 31, 2015 and 2014.

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

NEOTHETICS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

be anti-dilutive. For all periods presented, there is no difference in the number of shares used to compute basic and diluted shares outstanding due to the Company’s net loss position.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive.

	December 31, 2016	December 31, 2015	December 31, 2014
Warrants for common stock	71,257	71,257	71,257
Common stock options and restricted stock awards issued and outstanding	871,203	1,363,027	1,198,830
	942,460	1,434,284	1,270,087

Recent Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (the “FASB) issued Accounting Standards Update (or “ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the effect that this guidance will have on our financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. This pronouncement gives guidance to clarify how certain cash receipts and payments should be presented and classified in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the timing of adoption of this guidance and the impact of the adoption of this guidance on its financial statements.

In March 2016, the FASB issued ASU 2016-09 (“ASU 2016-09”), Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for employee share-based payments, including accounting for income taxes, forfeitures, statutory tax withholding requirements, and classification on the statement of cash flows. The amendments in this ASU are effective for annual periods beginning after December 15, 2016. Early adoption is permitted. The Company is evaluating the impact of adoption on its financial statements.

In February 2016, the FASB issued ASU 2016-02 (“ASU 2016-02”), Leases. ASU 2016-02 requires that lessees recognize assets and liabilities for the rights and obligations for leases with a lease term of more than one year. The amendments in this ASU are effective for annual periods ending after December 15, 2018. Early adoption is permitted. The Company is evaluating the impact of adoption on its financial statements.

In August 2014, the FASB issued ASU 2014-15 (“ASU 2014-15”), Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under the new guidance, management is required to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The provisions of this standard are effective for annual periods ending after December 31, 2016, and for annual and interim periods thereafter. We adopted this guidance for the year ended December 31, 2016 and management believes that our existing cash and cash equivalents will be sufficient to fund our operations into the second quarter 2018.

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015 are as follows:

		Fair Value Measurements at Reporting Date Using
	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund(1)	$11,477,852	$11,477,852	$—	$—
Total assets	$11,477,852	$11,477,852	$—	$—

(1)	Included as a component of cash and cash equivalents on accompanying balance sheet.

		Fair Value Measurements at Reporting Date Using
	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund(1)	$36,752,200	$36,752,200	$—	$—
Total assets	$36,752,200	$36,752,200	$—	$—

(1)	Included as a component of cash and cash equivalents on accompanying balance sheet.

NEOTHETICS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2016	2015
Office furniture and equipment	$254,049	$279,547
Less accumulated depreciation and amortization	(144,729)	(93,175)
	$109,320	$186,372

Depreciation and amortization expense related to furniture and equipment amounted to $69,094, $58,425, and $17,669, for the years ended December 31, 2016, 2015, and 2014 respectively.

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

In September 2016, the Company prepaid the remaining outstanding balance under the Loan Agreement at a carrying amount of $4.0 million with a prepayment fee of $120,000 and an end of term fee of $300,000.  Accordingly, the Loan Agreement was terminated on September 23, 2016.  Upon termination of the Loan Agreement, the prepayment fees of $230,000 and unamortized end of term fee of $260,000 were recorded as interest expense

From June 2014 through payoff in September 2016, the Company paid interest equal to the greater of either 9.0%, plus the Prime Rate as reported in The Wall Street Journal, less 3.25% or 9.0%. The Company recorded total interest expense of $1,035,763, $1,133,987 and $374,891 for the twelve months ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively.

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

The Sales Agreement may be terminated by Cantor Fitzgerald or Neothetics at any time upon notice to the other party, or by Cantor Fitzgerald at any time in certain circumstances, including the occurrence of a material and adverse change in Neothetics’ business or financial condition that makes it impractical or inadvisable to market the shares or to enforce contracts for the sale of the shares. As of December 31, 2016, no shares were issued pursuant to the Sales Agreement.

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

NEOTHETICS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes stock option and restricted stock award transactions under the 2014 Plan during the years ended December 31, 2016, December 2015 and 2014:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life — Years	Total Intrinsic Value
Outstanding at December 31, 2013	368,566	$1.59	6.2
Granted	906,752	$1.68
Exercised	(54,920)	$1.39
Forfeited	(21,568)	$1.33
Outstanding at December 31, 2014	1,198,830	$1.68	8.3	$10,489,128
Granted	400,719	$7.28
Exercised	(97,348)	$0.99		$767,354
Forfeited	(139,174)	$4.49
Outstanding at December 31, 2015	1,363,027	$3.09	7.9	$244,998
Granted	563,856	$1.09
Exercised	(78,480)	$0.43		$37,646
Forfeited	(977,200)	$2.27
Outstanding and exercisable at December 31, 2016	871,203	$2.95	8.6	$18,363
Vested and options expected to vest at December 31, 2016	840,403	$3.00	8.6	$15,934

The 2014 Plan allows for the exercise of unvested options, which are subject to repurchase until vesting occurs. All options exercised to date were fully vested at date of exercise. No grants expired during the year ended December 31, 2016.

The weighted average fair value of options granted was $0.46 and 3.14 for the twelve months ended December 31, 2016 and December 31, 2015, respectively. The weight average fair value of options vested was $1.50 at December 31, 2016. Total cash received upon the exercise of stock options was $33,542 for the year ended December 31, 2016.The unrecognized compensation cost related to non-vested stock options and restricted stock awards outstanding at December 31, 2016 and December 31, 2015, net of expected forfeitures, was $420,339 and $3,102,234, respectively, to be recognized over a weighted-average remaining vesting period of approximately 1.7 and 2.6 years, respectively.

Share-Based Compensation

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option-pricing valuation model with the following weighted-average assumptions for options grants.

	Year Ended December 31,
	2016	2015	2014
Weighted Average Assumptions:
Risk-free interest rate	1.61%	1.69%	1.85%
Expected dividend yield	0%	0%	0%
Expected volatility	44.89%	43.72%	87.00%
Expected term (in years)	5.4	5.8	6.0

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

NEOTHETICS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

There were no shares issued under the ESPP during the year ended December 31, 2016.

The weighted average assumptions used to estimate the fair value of shares issued under the ESPP in the years ended December 31, 2015 and 2014 using the Black-Scholes option pricing model were as follows:

	For the Year Ended
	2015	2014
Weighted Average Assumptions:
Risk-free interest rate	0.39%	0.34%
Expected dividend yield	0%	0%
Expected volatility	45.13%	45.43%
Expected term (in years)	1.23	1.27

The Company recognized non-cash share-based compensation expense related to its ESPP, restricted stock awards and stock options granted to employees and directors in its research and development and its general and administrative functions as follows:

	Year Ended December 31,
	2016	2015	2014
Research and development	$163,996	$410,099	$235,867
General and administrative	918,869	974,682	377,085
	$1,082,865	$1,384,781	$612,952

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows:

	December 31, 2016	December 31, 2015
Warrants issued and outstanding	71,257	71,257
Stock options and restricted stock awards issued and outstanding	871,203	1,363,027
Authorized for future option grants	2,276,079	1,312,734
Employee stock purchase plan	436,175	298,675
	3,654,714	3,045,693

NEOTHETICS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7. Income Taxes

As of December 31, 2016, the Company had federal and California tax net operating loss (NOL) carryforwards available to reduce its future taxable income of approximately $119,242,000 and $63,992,000, respectively. The federal NOL begins to expire in 2027 and the state NOL begins to expire in 2017 unless previously utilized. At December 31, 2016, the Company has federal and state research tax credits of $3,803,000 and $2,623,000, respectively. The federal research credit expires in 2027 unless previously utilized. The California research credit will carry forward indefinitely until utilized.

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

The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company's formation due to the complexity and cost associated with such a study and the fact that there may be additional such ownership changes in the future. If the Company has experienced an ownership change at any time since its formation, utilization of the NOL or R&D credit carryforwards would be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of the Company's stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit. Due to the existence of the valuation allowance, future changes in the Company's unrecognized tax benefits will not impact its effective tax rate. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets, with a corresponding reduction of the valuation allowance.

Until the study is completed, the Company has removed federal and state operating losses of approximately $44,276,000 and federal and state research and development credits of approximately $5,534,000 from its deferred tax asset schedule and has recorded a corresponding decrease to its valuation allowance.

Significant components of the Company's deferred tax assets for federal and state income taxes at December 31, 2016 and 2015 are shown below. A valuation allowance has been established as realization of such deferred tax assets is uncertain.

	2016	2015
Deferred tax assets:
Accrued compensation	46,000	138,000
Non-qualified Stock Options	173,000	349,000
Other, net	34,000	106,000
Total deferred tax assets	253,000	593,000
Valuation allowance	(253,000)	(593,000)
	$—	$—

There was no material income tax expense for the years ended December 31, 2016 and 2015.

A reconciliation of income tax expense as compared to the tax expense calculated by applying the statutory federal and state tax rate to income before taxes for the years ended December 31 is as follows:

	2016	2015	2014
Income tax at statutory rates	39.8%	39.8%	40.0%
Warrant liability remeasurement	0.0%	0.0%	(3.0%)
NOL not recorded due to 382 limitations	(36.7%)	(39.3%)	(34.0%)
Other	(3.1%)	(0.5%)	(3.0%)
Total tax expense	0.0%	0.0%	0.0%

NEOTHETICS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The Company files income tax returns in the United States and California. The Company currently has no years under examination by any jurisdiction; however, the Company is subject to income tax examination by federal and state for years beginning in 2013 and 2012, respectively. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where NOLs and tax credits were generated and carried forward, and make adjustment up to the amount of the carryforwards. The Company does not have any unrecognized tax benefits as of December 31, 2016 and does not anticipate that the amount of unrecognized tax benefits will significantly change within the next twelve months. The Company has not recognized interest or penalties in its consolidated statements of operations and comprehensive loss since inception.

The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest and/or penalties in the statements of operations for the years ended December 31, 2016, 2015, and 2014 or for the period from February 1, 2007 to December 31, 2016.

8. Commitments

Operating Leases

The Company entered into a non-cancelable operating lease for its facilities on January 20, 2015. The lease expires in March 2020.  Rent expense was $429,927, $388,997 and $228,281 for the years ended December 31, 2016, 2015 and 2014, respectively. The payments escalate over the term of the lease; however, the Company recognizes the expense on a straight-line basis over the term of the lease.

The following table summarizes the minimum lease payments under this commitment.

2017	$395,520
2018	410,850
2019	431,508
2020	109,293
2021 and thereafter	—
Total	$1,347,171

9. Subsequent Events

In the first quarter of 2017, the Company entered into an Eleventh Amendment to the Lease with LJ Gateway Office LLC. Concurrent with entering into the Lease Amendment, the Company entered into a Sublease with Abacus Data Systems, Inc. (“Abacus”). This Lease Amendment provides for an additional space consisting of approximately 3,580 square feet located at Suite No. 250, 9171 Towne Centre Drive, San Diego California (the “New Premises”). The Company intends to occupy the New Premises as its headquarters while subleasing the entire Original Premises to Abacus. The base monthly rent for the New Premises will be $10,203 per month commencing on February 13, 2017.

Upon occurrence of Abacus retaining possession of the original premises, Abacus shall receive a discount of 50% off the base rent for months five through nine and will not have to pay base rent for the first month as well as months three and four. Additionally, Abacus will pay to the Company a base rent of $27,768 for the seconds’ month rent and an additional $30,317 security deposit. The base rent will increase by three percent on each annual anniversary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOTHETICS, INC.

Date: March 23, 2017	By:	/s/ Susan A. Knudson
Name: Susan A. Knudson
Title: Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Susan A. Knudson
Susan A. Knudson	Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	March 23, 2017

/s/ Martha J. Demski
Martha J. Demski	Director	March 23, 2017

/s/ Maxim Gorbachev
Maxim Gorbachev	Director	March 23, 2017

/s/ Jeffrey M. Nugent
Jeffrey M. Nugent	Director	March 23, 2017

/s/ Kim P. Kamdar
Kim P. Kamdar, Ph.D.	Lead Independent Director	March 23, 2017

NEOTHETICS, INC.

EXHIBIT INDEX

Exhibit		Filed with this	Incorporated by Reference
Number	Exhibit Title	Form 10‑K	Form	File No.	Date Filed

3.1	Amended and Restated Certificate of Incorporation.		S‑1	333‑199449	10/17/2014

3.2	Amended and Restated Bylaws.		S‑1	333‑199449	10/17/2014

4.1	Form of Stock Certificate.		S‑1/A	333‑199449	11/10/2014

4.2	Warrant to Purchase Stock, dated February 23, 2010, issued to Silicon Valley Bank.		S‑1	333‑199449	10/17/2014

4.3	Warrant to Purchase Stock, dated March 30, 2012, issued to Silicon Valley Bank.		S‑1	333‑199449	10/17/2014

4.4	Warrant to Purchase Stock, dated August 17, 2012, issued to Silicon Valley Bank.		S‑1	333‑199449	10/17/2014

4.5	Warrant Agreement, dated June 11, 2014, by and between the Registrant and Hercules Technology III, L.P.		S‑1	333‑199449	10/17/2014

4.6	Fourth Amended and Restated Investors’ Rights Agreement, dated September 22, 2014, by and between the Registrant and the investors listed therein.		S‑1	333‑199449	10/17/2014

4.7	Warrant Modification Agreement, dated March 30, 2016, by and between the Registrant and Hercules Technology III, L.P.		10-Q	001-36754-161641683	05/12/2016

10.1†	Technology Transfer Agreement, dated December 12, 2012, by and between the Registrant and Domain Russia Investments Limited.		S‑1	333‑199449	10/17/2014

10.2†	Assignment and Assumption Agreement, dated December 12, 2012, by and among the Registrant, Domain Russia Investments Limited and NovaMedica LLC.		S‑1	333‑199449	10/17/2014

10.3†	Clinical Development and Collaboration Agreement, dated July 2, 2013, by and between the Registrant and NovaMedica LLC.		S‑1	333‑199449	10/17/2014

10.4†	Contract No. 0702/12, dated July 2, 2013, by and between the Registrant and NovaMedica LLC.		S‑1	333‑199449	10/17/2014

10.5	Lease, dated July 3, 2008, by and between the Registrant WW&LJ Gateways, LTD.		S‑1	333‑199449	10/17/2014

Exhibit		Filed with this	Incorporated by Reference
Number	Exhibit Title	Form 10‑K	Form	File No.	Date Filed
10.6	Ninth Amendment to Lease, dated April 21, 2014, by and between the Registrant and LJ Gateways Office LLC (as successor in interest to WW&LJ Gateways, LTD).		S‑1	333‑199449	10/17/2014

10.7	Tenth Amendment, date January 20, 2015, by and between the Registrant and LJ Gateway Office, LLCS(as successor in interest to WW&LJ Gateways, LTD).		10-K	001-36754-161533653	03/29/2015
10.8	Eleventh Amendment, dated as of January 31, 2017, by and between the Registrant and LJ Gateways Office LLC (as successor in interest to WW&LJ Gateways, LTD).		8-K	001-363754-17609634	02/14/2017

10.9	Sublease, dated as of January 27, 2017, by and between Neothetics, Inc. and Abacus Data Systems, Inc.		8-K	001-363754-17609634	02/14/2017

10.10	Loan and Security Agreement, dated June 11, 2014, by and between the Registrant and Hercules Technology Growth Capital, Inc.		S‑1	333‑199449	10/17/2014

10.11	First Amendment to Loan and Security Agreement, dated October 21, 2014, by and between the Registrant and Hercules Technology Growth Capital, Inc.		S‑1/A	333‑199449	11/10/2014

10.12	Second Amendment to Loan and Security Agreement, date March 30, 2016, by and between the Registrant and Hercules Technology Growth Capital, Inc.		10-Q	001-36754-16164168	05/12/2016

10.13+	Separation Agreement, dated January 21, 2016, by and between the Registrant and Lincoln Krochmal		10-K	001-36754-161533653	03/29/2015

10. 14+	Separation Agreement, dated January 21, 2016, by and between the Registrant and George W. Mahaffey		10-K	001-36754-161533653	03/29/2015
10.15+	Executive Employment Agreement, dated October 15, 2014, by and between the Registrant and Susan Knudson.		S-1	333‑199449	10/17/2014

10.16+	Letter Agreement, dated July 3, 2014, by and between the Registrant and Martha J. Demski.		S‑1	333‑199449	10/17/2014

10.17+	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.		S‑1	333‑199449	10/17/2014

Exhibit		Filed with this	Incorporated by Reference
Number	Exhibit Title	Form 10‑K	Form	File No.	Date Filed
10.18+	Amended and Restated 2007 Stock Plan, as amended.		S‑1/A	333‑199449	11/10/2014

10.19+	Form of Stock Option Agreement under 2007 Stock Plan.		S‑1	333‑199449	10/17/2014

10.20+	2014 Equity Incentive Plan.		S‑1/A	333‑199449	11/10/2014

10.21+	Amendment to 2014 Equity Incentive Plan		10-Q	001-36754-161823046	08/11/2016

10.22+	Form of Stock Option Agreement under 2014 Equity Incentive Plan.		S‑1/A	333‑199449	11/10/2014

10.23+	Form of Restricted Stock Units Agreement under the 2014 Equity Incentive Plan.		S‑1/A	333‑199449	11/10/2014

10.24+	Form of Restricted Stock Agreement under the 2014 Equity Incentive Plan.		S‑1/A	333‑199449	11/10/2014

10.25+	Form of Notice of Grant of Restricted Stock Units under the 2014 Equity Incentive Plan.		S‑1/A	333‑199449	11/10/2014

10.26+	Form of Notice of Grant of Restricted Stock under the 2014 Equity Incentive Plan.		S‑1/A	333‑199449	11/10/2014

10.27+	Form of Notice of Grant of Stock Option under the 2014 Equity Incentive Plan.		S‑1/A	333‑199449	11/10/2014

10.28+	2014 Employee Stock Purchase Plan.		S‑1/A	333‑199449	11/10/2014

10.29+	Non-Employee Director Compensation Policy.		S‑1	333‑199449	10/17/2014

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	X

31.1‡	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended.	X

32.1‡	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X