Form 10-Q
period 2017-03-31
Neothetics, Inc.
filed 2017-05-11
CIK 1618835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of April 28, 2017, the registrant had 13,831,747 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Neothetics, Inc.

Condensed Balance Sheets

(Unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$9,749,756	$11,477,852
Prepaid expenses and other current assets	853,592	1,029,546
Total current assets	10,603,348	12,507,398

Restricted cash	93,382	200,000
Property and equipment, net	36,452	109,320
Total assets	$10,733,182	$12,816,718
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$955,310	$503,739
Other accrued expenses	742,427	398,453
Total current liabilities	1,697,737	902,192
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 13,831,747 and 13,828,496 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	1,383	1,382
Additional paid-in capital	137,898,053	137,763,499
Accumulated deficit	(128,863,991)	(125,850,355)
Total stockholders’ equity	9,035,445	11,914,526
Total liabilities and stockholders’ equity	$10,733,182	$12,816,718

The accompanying notes are an integral part of these condensed financial statements.

Neothetics, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating expenses:
Research and development	$1,549,912	$3,260,298
General and administrative	1,476,259	2,520,871
Total operating expenses	3,026,171	5,781,169
Loss from operations	(3,026,171)	(5,781,169)
Interest income	12,535	19,737
Interest expense	—	(265,124)
Net loss	$(3,013,636)	$(6,026,556)
Net loss per share, basic and diluted	$(0.22)	$(0.44)
Weighted average shares used to compute basic and diluted net loss per share	13,807,622	13,757,582

The accompanying notes are an integral part of these condensed financial statements.

Neothetics, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	March 31,
	2017	2016
Operating activities
Net loss	$(3,013,636)	$(6,026,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,663	17,776
Loss on disposal of assets	55,705	—
Noncash interest expense on debt	—	39,793
Share-based compensation	131,096	714,687
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	175,954	901,697
Accounts payable and accrued expenses	795,545	(3,253,731)
Net cash used in operating activities	(1,843,673)	(7,606,334)
Investing activities
Proceeds from sale of property and equipment	5,500	—
Net cash provided by investing activities	5,500	—
Financing activities
Partial prepayment resulting in loan extinguishment	—	(5,514,058)
Principal payments on bank loan	—	(485,942)
Loan amendment costs	—	(52,400)
Proceeds from issuance of common stock from exercise of options	3,459	—
Net cash provided by (used in) financing activities	3,459	(6,052,400)
Net decrease in cash, cash equivalents and restricted cash	(1,834,714)	(13,658,734)
Cash, cash equivalents and restricted cash, beginning of period	11,677,852	37,948,603
Cash, cash equivalents and restricted cash, end of period	$9,843,138	$24,289,869
Supplemental disclosure of cash flow activity
Cash paid for interest	—	$230,924

The accompanying notes are an integral part of these condensed financial statements.

Neothetics, Inc.

Notes to Unaudited Condensed Financial Statements

1.	Organization and Basis of Presentation

Neothetics, Inc. (Neothetics or the Company) was incorporated in Delaware on February 1, 2007, under the name Lipothera, Inc.  In September 2008, the Company changed its name to Lithera, Inc.  In August 2014, the Company changed its name to Neothetics, Inc.  The Company is a clinical-stage specialty pharmaceutical company developing therapeutics for the aesthetic market. The Company’s lead product candidate is a novel injectable treatment for localized fat reduction and body contouring and the current focus is on the submental region for double chin.

As of March 31, 2017, the Company has devoted substantially all of its efforts to product development, raising capital, and building infrastructure and has not realized revenues from its planned principal operations.

The accompanying unaudited financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K (Annual Report) filed with the Securities and Exchange Commission (SEC). The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The Company has incurred significant net losses from its operations since its inception and has an accumulated deficit of $129.0 million as of March 31, 2017.  In the first quarter of 2017, the Company used $1.8 million of cash in operations.  At March 31, 2017, the Company had cash and cash equivalents of $9.7 million.  Management expects operating losses and negative cash flows to continue for at least the next year as the Company continues to incur costs related to ongoing Phase 2 proof of concept trial and any future clinical trials to further the development of LIPO-202.  Based on the Company’s operating plans, management believes the Company’s cash and cash equivalents will not be sufficient to fund its operations beyond April 2018.  As a result, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements for the quarter ended March 31, 2017 are issued.

Management’s ability to continue as a going concern is dependent upon its ability to raise additional funding.  Management intends to raise additional capital through public or private equity offerings or collaboration, licensing, or other similar arrangement. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity to raise additional funds, its existing stockholders may experience dilution, and the new equity may have rights, preferences and privileges senior to those of the Company’s existing stockholders. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its potential products or proprietary technologies, or grant licenses on terms that are not favorable to the Company. Without additional funds, the Company may be forced to delay, scale back or eliminate some of our research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue its operations. If any of these events occur, the Company’s ability to achieve the development and commercialization goals would be adversely affected.

The financial statements have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Restricted Cash

 Restricted cash as of March 31, 2017 represents a $93,382 restricted money market account used to secure the standby letter of credit issued in connection with a lease amendment.  The restriction will lapse when the standby letter of credit expires (see Note 5 “Debt”).

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statement of cash flows.

	March 31,
	2017	2016
Cash and cash equivalents	$9,749,756	$24,089,869
Restricted cash	93,382	200,000
Total cash, cash equivalents and restricted cash	$9,843,138	$24,289,869

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

	March 31,
	2017	2016
Warrants for common stock	71,257	71,257
Common stock options and restricted stock awards issued and outstanding	1,236,406	1,120,578
	1,307,663	1,191,835

Recent Accounting Pronouncements

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

In November 2016, the Financial Accounting Standards Board (the “FASB) issued Accounting Standards Update (or “ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Adoption of this guidance did not have an impact on our financial position or results of operations.

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 are as follows:

		Fair Value Measurements at Reporting Date Using
	Balance as of March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund(1)	$9,749,756	$9,749,756	$—	$—
Total assets	$9,749,756	$9,749,756	$—	$—

(1)	Included as a component of cash and cash equivalents on accompanying balance sheet.

		Fair Value Measurements at Reporting Date Using
	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund(1)	$11,477,852	$11,477,852	$—	$—
Total assets	$11,477,852	$11,477,852	$—	$—

(1)	Included as a component of cash and cash equivalents on accompanying balance sheet.

4. Property and Equipment

Property and equipment consist of the following:

	March 31,	December 31,
	2017	2016
Office furniture and equipment	$100,577	$254,049
Less accumulated depreciation and amortization	(64,125)	(144,729)
	$36,452	$109,320

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

In March 2016, the Company entered into the second amendment of the Loan Agreement that provided for a prepayment of the outstanding loan carrying amount of $5.5 million with a prepayment fee of $110,000. In connection with the second amendment, the Company re-priced the outstanding warrants to purchase 46,838 shares of common stock at a new exercise price of $0.62, which expire in September 2022 unless exercised prior to such expiration date. The Company recorded a debt discount of $9,417 associated with the fair value of the warrants issued in connection with the amendment. In addition, the Company incurred loan amendment fees and legal fees of $52,400, which the Company recorded as a debt discount.

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

From June 2014 through payoff in September 2016, the Company paid interest equal to the greater of either 9.0%, plus the Prime Rate as reported in The Wall Street Journal, less 3.25% or 9.0%. The Company recorded total interest expense of $0 and $265,124 related to the Loan Agreement for the three months end March 31, 2017 and 2016, respectively.

Letter of Credit

In January 2015, the Company executed a lease amendment with LJ Gateway, LLC for new office space. In connection with this lease amendment the Company issued a stand-by letter of credit in the amount of $200,000 in lieu of a security deposit. Pursuant to the terms set forth in the lease amendment, as of March 31, 2017, the stand-by letter of credit was reduced to $93,382.  The standby letter of credit is secured by a restricted money market account. The terms of the standby letter of credit expire in May 2020 and are subject to automatic yearly renewal prior to this date.

6. Stockholders’ Equity

Warrants

As of March 31, 2017, warrants to purchase 71,257 shares of common stock remain outstanding, of which 24,419 warrants to purchase shares of common stock are at a weighted average exercise price of $9.90 and 46,838 warrants to purchase shares of common stock are at an exercise price of $0.62.

Common Stock

On December 1, 2015, the Company entered into a Controlled Equity Offering Sales Agreement, or Sales Agreement, with Cantor Fitzgerald, as a sales agent pursuant to which the Company may offer and sell from time to time, through Cantor Fitzgerald shares of Neothetics common stock, par value $0.0001 per share, having an aggregate offering price of up to $20.0 million. The minimum share price for this Controlled Equity Offering is selected at the discretion of the board of directors. Through March 31, 2017, no shares of common stock have been sold pursuant to this Sales Agreement.

Stock Compensation Plans

The following table summarizes the Company’s stock compensation plan activity for the three months ended March 31, 2017:

	Options Outstanding	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2016	871,203	$2.95
Granted	370,000	$1.43
Exercised	(3,251)	$1.06
Forfeited	(1,546)	$2.96
Outstanding and exercisable at March 31, 2017	1,236,406	$2.50

The Company recognized non-cash share-based compensation expense related to its 2014 Employee Stock Purchase Plan, restricted stock awards and stock options granted to employees and directors as follows:

	Three Months Ended March 31,
	2017	2016
General and administrative	$78,186	$672,310
Research and development	52,910	42,377
	$131,096	$714,687

Common Stock Reserved for Future Issuance

The following shares of common stock are reserved for future issuance at March 31, 2017:

Warrants issued and outstanding	71,257
Stock options issued and outstanding	1,236,406
Authorized for future awards under stock compensation plans	2,460,765
Employee Stock Purchase Plan	574,460
4,342,888

7. Commitments

Operating Leases

The Company entered into a noncancelable operating lease for its facilities on January 20, 2015. The lease expires in March 2020.

On January 31, 2017, the Company entered into an Eleventh Amendment to the Lease with LJ Gateway Office LLC. Concurrent with entering into the Lease Amendment, the Company entered into a Sublease with Abacus Data Systems, Inc. (“Abacus”) providing for the sublease of approximately 11,107 rentable square feet. This Lease Amendment provides for additional space consisting of approximately 3,580 square feet located at Suite No. 250, 9171 Towne Centre Drive, San Diego California, which the Company occupies as its headquarters.

Upon occurrence of Abacus retaining possession of the original premises in February 2017, Abacus received rent abatement for months one, three, and four as well as a discount of 50% off the base rent for months five through nine. Abacus paid the Company a base rent of $27,768 for the second month’s rent and $30,317 security deposit. The base rent will increase by three percent on each annual anniversary. The Company has recorded the rental income collected or accrued under the sublease as a reduction of rent expense.  Rent expense and sublease rental income for the three months ended March 31, 2017 were $94,762 and $39,193, respectively.

The following table summarizes the minimum lease payments and sublease receipts under the lease agreements:

	Lease Payments	Sublease Receipts
2017	$391,716	$124,956
2018	410,848	342,374
2019	431,507	352,645
2020	109,293	90,143
2021	—	—
Total	$1,343,364	$910,118

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis and the interim financial statements included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2016 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 23, 2017. References to the Company throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations are made using the first person notations of “we,” “us” and “our.”

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

We have completed manufacturing of a modified formulation of LIPO-202, which is primarily based on the drug product formulation used in the Phase 2 RESET trial. We are continuing our LIPO-202 development program focused on localized fat reduction and body contouring using this modified formulation of LIPO-202. In November 2016, we announced plans to prioritize our efforts and resources on the Phase 2 proof of concept trial for the reduction of localized fat deposits under the chin, or submental fat.  We initiated this trial with the modified formulation of LIPO-202 in December 2016 and expect top-line results in late June of 2017.  We also plan to continue development of LIPO-202 for the reduction of central abdominal bulging, pending results from the submental Phase 2 proof of concept trial and available capital resources. Since commencing operations in February 2007, we have invested substantially all of our efforts and financial resources in the research and development and commercial planning for LIPO-202, which is currently our lead product candidate.  Through March 31, 2017, we have funded substantially all of our operations through the sale and issuance of our preferred stock, venture debt, convertible debt and the sale of shares in our initial public offering.

We have never been profitable and, as of March 31, 2017, we had an accumulated deficit of $129.0 million. We incurred net losses of $3.0 million and $6.0 million for the three months ended March 31, 2017 and 2016, respectively.  We expect to continue to incur net operating losses for at least the next several years as we advance LIPO-202 through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization.  We have no manufacturing facilities and all of our manufacturing activities are contracted out to third parties.  Additionally, we currently utilize third-party CROs to carry out our clinical development.  We will need substantial additional funding to support our operating activities including further development of LIPO-202. Adequate funding may not be available to us on acceptable terms, or at all.  Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

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

We expense both internal and external research and development costs in the periods in which they are incurred. To date, substantially all our research and development expenses have related to the development of LIPO-202.  For the three months ended March 31, 2017 and 2016, we incurred costs of $1.5 million and $3.3 million, respectively,  on research and development expenses.

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

Interest Expense

Our interest expense consists of cash and noncash interest costs related to our borrowings. The noncash interest costs consist of the amortization of the fair value of warrants that were issued in connection with our borrowings, with the initial fair value of the warrants being amortized to interest expense over the term of the governing agreements, and the amortization of other debt issuance costs, primarily legal and banker fees, over the period the related convertible notes were outstanding. As we prepaid in full the Hercules debt facility in September 2016, there was no interest expense for the three months ended March 31, 2017.

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to stock-based compensation and warrant liabilities. These estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities and the recognition of revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies Involving Management Estimates and Assumptions,” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,		Change
	2017	2016	$
	(in thousands)
Operating expenses:
Research and development	$1,550	$3,260	$(1,710)
General and administrative	1,476	2,521	(1,045)
Total operating expenses	3,026	5,781	(2,755)
Loss from operations	(3,026)	(5,781)	2,755
Interest income	12	20	(8)
Interest expense	-	(265)	265
Net loss	$(3,014)	$(6,026)	$3,012

Research and Development Expenses. Research and development expenses decreased by $1.7 million, to $1.6 million for the three months ended March 31, 2017 from $3.3 million for the three months ended March 31, 2016. Approximately $1.9 million of the decrease was due to the completion of the majority of the close out activities for our AbCONTOUR1 and AbCONTOUR2 U.S. Phase 3 clinical trials and the supplemental clinical trials.  Approximately $0.9 million of the decrease was due to the reduction of personnel and other research and development activities.  The decreases were offset by $1.1 million increase in costs related to the Phase 2 proof of concept trial for the reduction of localized fat deposits under the chin, or submental fat.

General and Administrative Expenses. General and administrative expenses decreased by $1.0 million to $1.5 million for the three months ended March 31, 2017, from $2.5 million for the three months ended March 31, 2016.  A decrease of $1.1 million was due to the reduction of personnel and $0.1 million in legal expenses. The decreases were offset by $0.3 million loss from the facility sublease.

Interest Income. Interest income decreased by $8,000, to $12,000 for the three months ended March 31, 2017 from $20,000 for the three months ended March 31, 2016. The decrease resulted from a lower cash balance during the three months ended March 31, 2017.

Interest Expense. Interest expense decreased by $265,000, to zero for the three months ended March 31, 2017 from $265,000 for the three months ended March 31, 2016. The decrease was due to the early prepayment of long-term debt in September 2016.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operating activities for the three months ended March 31, 2017 and 2016. As of March 31, 2017, we had an accumulated deficit of $129.0 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of LIPO-202 and incur additional costs associated with being a public company.  Based on our operating plans, we do not expect that our existing capital resources will be sufficient to fund our operations beyond the first half of 2018.  These factors raise substantial doubt about our ability to continue as a going concern.

Prior to our IPO in November 2014, we funded our operations primarily through private placements of our convertible preferred stock, warrants, venture debt and convertible debt.  In November 2014, we completed our IPO of 4,650,000 shares of common stock at an offering price of $14.00 per share.  We received net proceeds of approximately $57.7 million, after deducting underwriting discounts, commissions and offering-related transaction costs. At March 31, 2017, we had cash and cash equivalents of approximately $9.7 million.

On December 1, 2015, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as a sales agent (“Cantor Fitzgerald”) pursuant to which the Company may offer and sell from time to time, through Cantor Fitzgerald shares of Neothetics common stock, par value $0.0001 per share, having an aggregate offering price of up to $20.0 million. As of March 31, 2017, no shares were issued pursuant to the Sales Agreement.

To fund further operations, we intend to raise additional capital. If we are unable to obtain additional financing on commercially reasonable terms, or at all, our business, financial condition and results of operations will be materially adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements. We may obtain additional financing in the future through the issuance of our common stock from other equity or debt financings or through collaborations or partnerships with other companies.  The financial statements have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.

Summary Statement of Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	March 31,
	2017	2016
Net cash used in operating activities	$(1,844)	$(7,606)
Net cash provided by investing activities	6	—
Net cash provided by (used in) financing activities	3	(6,052)
Net decrease in cash, cash equivalents and restricted cash	$(1,835)	$(13,658)

Cash Flows from Operating Activities. Net cash used in operating activities was $1.8 million and $7.6 million for the three months ended March 31, 2017 and 2016, respectively. The decrease in cash used in operations for three months ended March 31, 2017 compared to March 31, 2016 was primarily due to the decrease in net loss of $3.0 million and in changes in accounts payable and accrued expenses of $4.0 million. The decreases were offset by share-based compensation of $0.6 million and the change in prepaid expenses of $0.7 million.

Cash Flows from Investing Activities. Net cash provided by investing activities was $6,000 and $0 for the three months ended March 31, 2017 and 2016, respectively. During the three months ended March 31, 2017, cash provided by investing activities consisted of proceeds from sale of property and equipment.

Cash Flows from Financing Activities. Net cash provided by financing activities was approximately $3,000 for the three months ended March 31, 2017 and net cash used in financing activities was $6.0 million for three months ended March 31, 2016. During the three months ended March 31, 2017, cash provided by financing activities included proceeds from issuance of common stock from exercise of options.  During the three months ended March 31, 2016, cash used in financing activities consisted primarily of principal payments of $0.5 million and prepayment of long-term debt of $5.5 million.

Operating and Capital Expenditure Requirements

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the initiation, progress, costs and results of our planned Phase 2 clinical trials of LIPO 202;
•	the outcome, timing and cost of regulatory approvals;
•	the costs and timing of establishing sales, marketing and distribution capabilities, if LIPO-202 is approved;
•	delays that may be caused by changing regulatory requirements;
•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims; and
•	the extent to which we acquire or invest in businesses, products or technologies.

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

Contractual obligations and commitments

In January 2015, the Company entered into a noncancelable operating lease (see Note 7 “Commitments”). Other than described in Note 5 and Note 7 there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual obligations and commitments” in our annual report on Form 10-K for the year ended December 31, 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2017, there have been no material changes in our market risk from that described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2016.

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

Item 1A. Risk Factors.

The risk factors set forth below contain material changes to the risk factors previously disclosed and included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.  An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K, as updated in this Item 1A (collectively, Risk Factors) together with all other information contained or incorporated by reference in this report before you decide to invest in our common stock. If any of the Risk Factors were to actually occur, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under the circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.

Based on our operating plans, management believes the our current cash and cash equivalents will not be sufficient to fund our operations beyond April 2018, and as a result, there is substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements for the quarter ended March 31, 2017 are issued.

            Our recurring losses from operations, liquidity position, and debt service requirements raises substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements for the quarter ended March 31, 2017 are issued.  Our ability to continue as a going concern could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future audit reports from our independent registered public accounting firm on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.  To date, our operating losses have been funded primarily from outside sources of invested capital and gross profits.  We have had, and we will likely continue to have, an ongoing need to raise additional cash from outside sources to fund our future operations. However, no assurance can be given that additional capital will be available when required or on terms acceptable to us. If we are unsuccessful in our efforts to raise any such additional capital, we would be required to take actions that could materially and adversely affect our business, including significant reductions in our research, development and administrative operations (including reduction of our employee base), possible surrender or other disposition of our rights to some technologies or product opportunities, delaying of our clinical trials or curtailing or ceasing operations.   We also cannot give assurance that we will achieve sufficient revenues in the future to achieve profitability and cash flow positive operations to allow us to continue as a going concern.  The perception that we may not be able to continue as a going concern may cause third parties to choose not to deal with us due to concerns about our ability to meet our contractual obligations, which could have a material adverse effect on our business.

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

Company Name

Date: May 11, 2017	By:	/s/ Susan Knudson
Susan Knudson
Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Filed with this	Incorporated by Reference
Number	Exhibit Title	Form 10‑Q	Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation.		S‑1	333‑199449	10/17/2014
3.2	Amended and Restated Bylaws.		S‑1	333‑199449	10/17/2014

4.2	Warrant to Purchase Stock, dated February 23, 2010, issued to Silicon Valley Bank.		S‑1	333‑199449	10/17/2014

4.3	Warrant to Purchase Stock, dated March 30, 2012, issued to Silicon Valley Bank.		S‑1	333‑199449	10/17/2014

4.4	Warrant to Purchase Stock, dated August 17, 2012, issued to Silicon Valley Bank.		S‑1	333‑199449	10/17/2014

4.5	Warrant Agreement, dated June 11, 2014, by and between the Registrant and Hercules Technology III, L.P.		S‑1	333‑199449	10/17/2014

4.6	Fourth Amended and Restated Investors’ Rights Agreement, dated September 22, 2014, by and between the Registrant and the investors listed therein.		S‑1	333‑199449	10/17/2014

4.7	Warrant Modification Agreement, dated March 30, 2016, by and between the Registrant and Hercules Technology III, L.P.		10-Q	001-36754	05/12/2016

10.1	Eleventh Amendment, dated as of January 31, 2017, by and between Neothetics, Inc. and LJ Gateway Office LLC, to the Lease dated July 3, 2008, as amended.		8-K	001-36754	02/14/2017

10.2	Sublease, dated as of January 27, 2017, by and between Neothetics, Inc. and Abacus Data Systems, Inc.		8-K	001-36754	02/14/2017

31.1‡	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended.	X

32.1‡	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X