Form 10-Q
period 2017-06-30
Neothetics, Inc.
filed 2017-08-10
CIK 1618835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 1, 2017, the registrant had 13,831,747 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Neothetics, Inc.

Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$7,588,571	$11,477,852
Prepaid expenses and other current assets	502,138	1,029,546
Total current assets	8,090,709	12,507,398

Restricted cash	93,382	200,000
Property and equipment, net	29,457	109,320
Total assets	$8,213,548	$12,816,718
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$548,976	$503,739
Other accrued expenses	1,151,918	398,453
Total current liabilities	1,700,894	902,192
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 13,831,747 and 13,828,496 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	1,383	1,382
Additional paid-in capital	138,189,026	137,763,499
Accumulated deficit	(131,677,755)	(125,850,355)
Total stockholders’ equity	6,512,654	11,914,526
Total liabilities and stockholders’ equity	$8,213,548	$12,816,718

The accompanying notes are an integral part of these condensed financial statements.

Neothetics, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$1,556,020	$1,428,196	$3,105,931	$4,688,494
General and administrative	1,271,894	1,091,642	2,748,153	3,612,513
Total operating expenses	2,827,914	2,519,838	5,854,084	8,301,007
Loss from operations	(2,827,914)	(2,519,838)	(5,854,084)	(8,301,007)
Interest income	14,149	16,406	26,684	36,143
Interest expense	—	(154,057)	—	(419,181)
Net loss	$(2,813,765)	$(2,657,489)	$(5,827,400)	$(8,684,045)
Net loss per share, basic and diluted	$(0.20)	$(0.19)	$(0.42)	$(0.63)
Weighted average shares used to compute basic and diluted net loss per share	13,831,747	13,800,997	13,819,751	13,779,290

The accompanying notes are an integral part of these condensed financial statements.

Neothetics, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net loss	$(5,827,400)	$(8,684,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,658	35,424
Loss on disposal of assets	55,705	—
Noncash interest expense on debt	—	100,322
Share-based compensation	422,069	887,363
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	527,408	1,219,320
Accounts payable and accrued expenses	798,702	(3,801,309)
Net cash used in operating activities	(4,004,858)	(10,242,925)
Investing activities
Proceeds from sale of property and equipment	5,500	—
Net cash provided by investing activities	5,500	—
Financing activities
Partial prepayment resulting in loan extinguishment	—	(5,514,058)
Principal payments on bank loan	—	(485,942)
Loan amendment costs	—	(52,400)
Proceeds from issuance of common stock from exercise of options	3,459	18,525
Net cash provided by (used in) financing activities	3,459	(6,033,875)
Net decrease in cash, cash equivalents and restricted cash	(3,995,899)	(16,276,800)
Cash, cash equivalents and restricted cash, beginning of period	11,677,852	37,948,603
Cash, cash equivalents and restricted cash, end of period	$7,681,953	$21,671,803
Supplemental disclosure of cash flow activity
Cash paid for interest	—	$366,567

The accompanying notes are an integral part of these condensed financial statements.

Neothetics, Inc.

Notes to Unaudited Condensed Financial Statements

1.	Organization and Basis of Presentation

Neothetics, Inc. (Neothetics or the Company) was incorporated in Delaware on February 1, 2007, under the name Lipothera, Inc.  In September 2008, the Company changed its name to Lithera, Inc.  In August 2014, the Company changed its name to Neothetics, Inc.  The Company is a clinical-stage specialty pharmaceutical company that has been focused on developing therapeutics for the aesthetic market.  In June 2017, the Company announced that its Phase 2 proof-of-concept clinical trial of its lead product candidate LIPO-202 did not demonstrate improvement on any efficacy measurements or separation from placebo.  As a consequence of the negative results from the Phase 2 proof-of-concept clinical trial of its lead product candidate LIPO-202, the Company announced its plans to initiate a process to explore and review a range of strategic alternatives focusing on seeking an acquisition, business combination or partnership that will allow for it to maximize shareholder value from its remaining assets and cash resources.  Oppenheimer and Co., Inc. has been retained to act as the Company’s exclusive financial advisor for this process.  Further related to the negative trial results, the Company announced a reduction of the Company’s current full-time workforce of six employees to two employees in order to reduce operating expenses and conserve cash resources.  The Company’s evaluation of potential business alternatives entails numerous significant risks and uncertainties, including the risks and uncertainties set forth in Item 1A under the heading “Risk Factors” of this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K.  There can be no assurance that our evaluation of potential business alternatives will result in any transaction.

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

The Company has incurred significant net losses from its operations since its inception and has an accumulated deficit of $131.7 million as of June 30, 2017.  In the first six months of 2017, the Company used $4.0 million of cash in operations.  At June 30, 2017, the Company had cash and cash equivalents of $7.6 million.  There is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements for the quarter ended June 30, 2017 are issued.

We cannot predict whether and to what extent we will resume drug development activities and what our future cash needs would be for any such activities.  If our process to identify and evaluate a potential merger or sale is not successful, our Board of Directors may decide to pursue a dissolution and liquidation of our Company.  In such an event, the amount of cash available for distribution to our shareholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities, in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Restricted Cash

 Restricted cash as of June 30, 2017 represents a $93,382 restricted money market account used to secure the standby letter of credit issued in connection with a lease amendment.  The restriction will lapse when the standby letter of credit expires (see Note 5 “Debt”).

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statement of cash flows.

	June 30,
	2017	2016
Cash and cash equivalents	$7,588,571	$21,471,803
Restricted cash	93,382	200,000
Total cash, cash equivalents and restricted cash	$7,681,953	$21,671,803

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

	Six Months Ended June 30,
	2017	2016
Warrants for common stock	71,257	71,257
Common stock options and restricted stock awards issued and outstanding	1,654,348	1,372,861
	1,725,605	1,444,118

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (or ASU) 2016-02, Leases.  ASU 2016-02 requires that lessees recognize assets and liabilities for the rights and obligations for leases with a lease term of more than one year.  The amendments in this ASU are effective for annual periods ending after December 15, 2018.  Early adoption is permitted.  The Company is evaluating the impact of adoption on its financial statements.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 are as follows:

		Fair Value Measurements at Reporting Date Using
	Balance as of June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund(1)	$7,588,571	$7,588,571	$—	$—
Total assets	$7,588,571	$7,588,571	$—	$—

(1)	Included as a component of cash and cash equivalents on accompanying balance sheet.

		Fair Value Measurements at Reporting Date Using
	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund(1)	$11,477,852	$11,477,852	$—	$—
Total assets	$11,477,852	$11,477,852	$—	$—

(1)	Included as a component of cash and cash equivalents on accompanying balance sheet.

4. Property and Equipment

Property and equipment consist of the following:

	June 30,	December 31,
	2017	2016
Office furniture and equipment	$100,577	$254,049
Less accumulated depreciation and amortization	(71,120)	(144,729)
	$29,457	$109,320

5. Debt

Loans

In February 2010, and as amended during 2012, the Company entered into a loan and security agreement (2010 Loan and Security Agreement) with Silicon Valley Bank (SVB), for borrowings of $3,750,000, collateralized by all assets of the Company. In connection with the borrowings, the Company issued warrants to the bank for the purchase of a total of 64,865 shares of Series B convertible preferred stock and warrants to purchase 75,000 shares of Series C convertible preferred stock.  Effective upon the IPO, this was converted to a warrant to purchase 24,419 shares of common stock at a weighted average exercise price of $9.90 and expire ten years from the date of issuance. The 2010 Loan and Security Agreement was paid in full in June 2014.

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

From June 2014 through payoff in September 2016, the Company paid interest equal to the greater of either 9.0%, plus the Prime Rate as reported in The Wall Street Journal, less 3.25% or 9.0%. The Company recorded total interest expense of $0 and $154,057 related to the Loan Agreement for the three months ended June 30, 2017 and 2016, respectively.

Letter of Credit

In January 2015, the Company executed a lease amendment with LJ Gateway, LLC for new office space.  In connection with this lease amendment the Company issued a stand-by letter of credit in the amount of $200,000 in lieu of a security deposit. Pursuant to the terms set forth in the lease amendment, as of March 31, 2017, the stand-by letter of credit was reduced to $93,382.  The standby letter of credit is secured by a restricted money market account. The terms of the standby letter of credit expire in May 2020, which is subject to automatic yearly renewal prior to this date.

6. Stockholders’ Equity

Warrants

As of June 30, 2017, warrants to purchase 71,257 shares of common stock remain outstanding, of which 24,419 warrants to purchase shares of common stock are at a weighted average exercise price of $9.90 and 46,838 warrants to purchase shares of common stock are at an exercise price of $0.62.

Common Stock

On December 1, 2015, the Company entered into a Controlled Equity Offering Sales Agreement, or Sales Agreement, with Cantor Fitzgerald, as a sales agent pursuant to which the Company may offer and sell from time to time, through Cantor Fitzgerald shares of Neothetics common stock, par value $0.0001 per share, having an aggregate offering price of up to $20.0 million. The minimum share price for this Controlled Equity Offering is selected at the discretion of the board of directors.  Through June 30, 2017, no shares of common stock have been sold pursuant to this Sales Agreement.

Stock Compensation Plans

The following table summarizes the Company’s stock compensation plan activity for the six months ended June 30, 2017:

	Options Outstanding	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2016	871,203	$2.95
Granted	875,300	$1.88
Exercised	(3,251)	$1.06
Forfeited	(88,904)	$1.35
Outstanding and exercisable at June 30, 2017	1,654,348	$2.47

The Company recognized non-cash share-based compensation expense related to its 2014 Employee Stock Purchase Plan, restricted stock awards and stock options granted to employees and directors as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
General and administrative	$176,394	$111,840	$254,580	$784,150
Research and development	114,579	60,836	167,489	103,213
	$290,973	$172,676	$422,069	$887,363

Common Stock Reserved for Future Issuance

The following shares of common stock are reserved for future issuance at June 30, 2017:

Warrants issued and outstanding	71,257
Stock options issued and outstanding	1,654,348
Authorized for future awards under stock compensation plans	2,042,823
Employee Stock Purchase Plan	574,460
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

Upon occurrence of Abacus retaining possession of the original premises in February 2017, Abacus received rent abatement for months one, three, and four as well as a discount of 50% off the base rent for months five through nine. Abacus paid the Company a base rent of $27,768 for the second month’s rent and $30,317 security deposit. The base rent will increase by three percent on each annual anniversary. In February 2017, the Company recorded $353,000 of sublease liability.  The Company has recorded the rental income collected or accrued under the sublease as a reduction of rent expense.  Rent expense and sublease rental income under the Lease Amendment and Sublease for the three months ended June 30, 2017 were $49,000 and $74,900, respectively, and for the six months ended June 30, 2017 were $142,300 and $114,100 respectively.

The following table summarizes the minimum lease payments and sublease receipts under the lease agreements:

	Lease Payments	Sublease Receipts
2017	$261,144	$111,072
2018	410,848	342,374
2019	431,507	352,645
2020	109,293	90,143
2021	—	—
Total	$1,212,792	$896,234

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

The forward-looking statements in this Form 10-Q include, among other things, statements about:

•

our ability to identify and implement a potential strategic transaction, including the possible merger, sale of our Company or our asset and/or a liquidation and distribution of the remaining cash to our shareholders;

•	our projections regarding the amount of cash available for distribution to our shareholders in the event of a liquidation;
•	the timing of a merger, sale and/or liquidation, if any;
•	our future operating expenses and other results of operations, if any;
•	our ability to reduce operating expenses and conserve cash resources;
•	timing and amount of termination costs incurred in connection with our workforce reduction plan;
•	the accuracy of estimates of our expenses, future revenue, capital requirements and our needs for additional financing;
•	our ability to obtain funding for our operations in the event we determine to raise additional capital;
•

the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology and our ability to operate our business without infringing on the intellectual property rights of others;

•	our ability to retain key personnel;
•	the possibility of dissolving our Company;
•	our ability to maintain our listing on the NASDAQ Stock Market;
•	our agreements with third parties;
•	regulatory developments in the United States and foreign countries; and
•	our expectations regarding the period during which we qualify as an emerging growth Company under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act.

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

Overview

We are a clinical-stage specialty pharmaceutical company that historically has been focused on developing therapeutics for the aesthetic market.  In June 2017, the Company announced that its Phase 2 proof-of-concept clinical trial, LIPO-202-CL-31, did not demonstrate improvement on any efficacy measurements or separation from placebo.  As a consequence of the negative results from the Phase 2 proof-of-concept clinical trial of its lead product candidate LIPO-202, the Company announced its plans to initiate a process to explore and review a range of strategic alternatives focusing on seeking an acquisition, business combination or partnership that will allow for it to maximize shareholder value from its remaining assets and cash resources.  Oppenheimer and Co., Inc. has been retained to act as the Company’s exclusive financial advisor for this process.  Further related to the negative clinical trial results, the Company implemented a reduction of the Company’s current full-time workforce of six employees to two employees in order to reduce operating expenses and conserve cash resources.  The Company expects that this workforce reduction will be effectuated during the third quarter of 2017.  If our process to identify and evaluate a potential merger or sale is not successful, our Board of Directors may decide to pursue a dissolution and liquidation of our Company.  In such event, the amount of cash available for distribution to our shareholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

We currently have no plans to resume drug development activities, provided, further, that we cannot predict whether and to what extent we will ever resume drug development activities and what our future cash needs would be for any such activities.

In February 2016, our Board of Directors established an Operating Committee to assist with many of the responsibilities arising in the day-to-day operations of the Company that normally would be managed by our Chief Executive Officer and President, which position is currently vacant.  The Operating Committee currently is comprised of three members of the Board of Directors; Martha J. Demski, Kim Kamdar, Ph.D., and Jeffrey Nugent.

Since commencing operations in February 2007, we have invested substantially all of our efforts and financial resources in the research and development and commercial planning for LIPO-202.  Through June 30, 2017, we have funded substantially all of our operations through the sale and issuance of our preferred stock, venture debt, convertible debt and the sale of shares in our initial public offering.

We have never been profitable and, as of June 30, 2017, we had an accumulated deficit of $131.7 million. We incurred net losses of $2.8 million and $2.7 million for the three months ended June 30, 2017 and 2016, respectively, and $5.8 million and $8.7 million for the six months ended June 30, 2017 and 2016, respectively.  We expect to continue to incur net operating losses for the foreseeable future.  There is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements for the quarter ended June 30, 2017 are issued.  We cannot predict whether and to what extent we will resume drug development activities and what our future cash needs would be for any such activities.

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

Basis of Presentation

Research and Development Expenses

Prior to the suspension of our further research and clinical development activities, we devoted substantially all of our resources to research and development efforts relating to our product candidates, including conducting clinical trials, manufacturing capabilities, providing general and administrative support for these operations and protecting our intellectual property.  Our research and development expenses have consisted primarily of:

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

We expense both internal and external research and development costs in the periods in which they are incurred. To date, substantially all our research and development expenses have related to the development of LIPO-202.  For the three months ended June 30, 2017 and 2016, we incurred costs of $1.6 million and $1.4 million, respectively, and $3.1 million and $4.7 million, for the six months ended June 30, 2017 and 2016, respectively, on research and development expenses.

We do not allocate compensation expense to individual product candidates, as we are organized and record expense by functional department and our employees may allocate time to more than one development project. We do not utilize a formal time allocation system to capture expenses on a project-by-project basis.

We expect our research and development expenses to decrease for the foreseeable future due to the suspension of further research and development activities

General and Administrative Expenses

Our general and administrative expenses primarily consist of personnel costs, including cash compensation, benefits and share-based compensation expense, associated with our executive, accounting and finance departments. Other general and administrative expenses include costs in connection with patent filing, prosecution and defense, facility, information technology costs and professional fees for legal, consulting, marketing, audit and tax services.  We expect our general and administrative expenses to increase for the foreseeable future due to the Company initiating a process to explore and review a range of strategic alternatives focusing on seeking an acquisition, business combination or partnership that will allow for it to maximize shareholder value from its remaining assets and cash resources.

Interest Income

Our interest income consists primarily of interest received or earned on our cash and cash equivalents. We expect interest income to vary each reporting period depending on our average cash and cash equivalents and marketable securities balances during the period and applicable interest rates. To date, our interest income has not been significant in any individual period.

Interest Expense

Our interest expense consists of cash and noncash interest costs related to our borrowings. The noncash interest costs consist of the amortization of the fair value of warrants that were issued in connection with our borrowings, with the initial fair value of the warrants being amortized to interest expense over the term of the governing agreements, and the amortization of other debt issuance costs, primarily legal and banker fees, over the period the related convertible notes were outstanding.  As we prepaid in full the Hercules debt facility in September 2016, there was no interest expense for the three months ended June 30, 2017.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,		Change
	2017	2016	$
	(in thousands)
Operating expenses:
Research and development	$1,556	$1,428	$128
General and administrative	1,272	1,092	180
Total operating expenses	2,828	2,520	308
Loss from operations	(2,828)	(2,520)	(308)
Interest income	14	16	(2)
Interest expense	-	(154)	154
Net loss	$(2,814)	$(2,658)	$(156)

Research and Development Expenses. Research and development expenses were $1.6 million and $1.4 million for the three months ended June 30, 2017 and 2016, respectively. The increase of approximately $0.2 million was primarily due to an increase of $0.7 million in expenses incurred during the second quarter of 2017 associated with our Phase 2 proof-of-concept clinical trial for the reduction of localized fat deposits under the chin.  The increase was offset by a decrease of $0.4 million in expenses related to the close out activities for our AbCONTOUR1 and AbCONTOUR2 U.S. Phase 3 clinical trials and the supplemental clinical trials and a decrease of $0.1 million in compensation expenses due to a reduction in workforce.

General and Administrative Expenses. General and administrative expenses increased by approximately $0.2 million to $1.3  million for the three months ended June 30, 2017 from $1.1 million for the three months ended June 30, 2016.  The increase was primarily due to expenses incurred in the second quarter of 2017 for cash retention bonuses to certain of the Company’s employees to incentivize the Company’s employees to remain with the Company through the receipt and analysis of the data from the Company’s Phase 2 proof-of-concept clinical trial for the reduction of localized fat deposits under the chin.

Interest Income. Interest income decreased by $2,000 to $14,000 for the three months ended June 30, 2017 from $16,000 for the three months ended June 30, 2016. The decrease resulted from a lower cash balance during the three months ended June 30, 2017.

Interest Expense. Interest expense decreased by $154,000 to zero for the three months ended June 30, 2017 from $154,000 for the three months ended June 30, 2016. The decrease was due to the early repayment of long-term debt in September 2016.

Comparison of the Six Months Ended June 30, 2017 and 2016

	Six Months Ended June 30,		Change
	2017	2016	$
	(in thousands)
Operating expenses:
Research and development	$3,106	$4,688	$(1,582)
General and administrative	2,748	3,613	(865)
Total operating expenses	5,854	8,301	(2,447)
Loss from operations	(5,854)	(8,301)	2,447
Interest income	27	36	(9)
Interest expense	—	(419)	419
Net loss	$(5,827)	$(8,684)	$(2,857)

Research and Development Expenses. Research and development expenses were $3.1 million and $4.7 million for the six months ended June 30, 2017 and 2016, respectively.  The decrease of $1.6 million was primarily due to a decrease of $2.2 million of expenses related to the completion of our AbCONTOUR1 and AbCONTOUR2 U.S. Phase 3 clinical trials and related supplemental trials, $0.6 million decrease from research and development activities and $0.5 million decrease due to a reduction in workforce, all of which were incurred in 2016.  The decreases were offset by $1.7 million of expenses incurred during the first six months of 2017 related to the Phase 2 proof-of-concept clinical trial for the reduction of localized fat deposits under the chin.

General and Administrative Expenses. General and administrative expenses decreased by approximately $0.9 million to $2.7 million for the six months ended June 30, 2017 from $3.6 million for the six months ended June 30, 2016.  The decrease of $0.9 million was due to expenses associated with a reduction in workforce and $0.1 million of expenses for debt repayment fees, all of which were incurred in 2016.  The decreases were offset by a net $0.1 million loss in facility sublease and rent expense incurred during the first six months of 2017.

Interest Income. Interest income decreased by $9,000, to approximately $27,000 for the six months ended June 30, 2017 from approximately $36,000 for the six months ended June 30, 2016. The decrease resulted from a lower cash balance during the six months ended June 30, 2017.

Interest Expense. Interest expense decreased by approximately $419,000 to zero for the six months ended June 30, 2017 from $419,000 for the six months ended June 30, 2016. The decrease was due to the early prepayment of long-term debt in 2016.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operating activities for the six months ended June 30, 2017 and 2016. As of June 30, 2017, we had an accumulated deficit of $131.7 million. We anticipate that we will continue to incur net losses for the foreseeable future and incur additional costs associated with being a public company.  We expect that our research and development expenses will decrease for the foreseeable future due to the suspension of further research and development activities.  We expect our general and administrative expenses to increase for the foreseeable future due to the Company initiating a process to explore and review a range of strategic alternatives focusing on seeking an acquisition, business combination or partnership that will allow for it to maximize shareholder value from its remaining assets and cash resources.  The Company may have to liquidate its assets and might realize significantly less than the values at which they are carried on the financial statements.  Based on our current operating plans, we do not expect that our existing capital resources will be sufficient to fund our operations beyond the first half of 2018.  These factors raise substantial doubt about our ability to continue as a going concern.  The financial statements have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.

Prior to our IPO in November 2014, we funded our operations primarily through private placements of our convertible preferred stock, warrants, venture debt and convertible debt.  In November 2014, we completed our IPO of 4,650,000 shares of common stock at an offering price of $14.00 per share.  We received net proceeds of approximately $57.7 million, after deducting underwriting discounts, commissions and offering-related transaction costs.  At June 30, 2017, we had cash and cash equivalents of approximately $7.6 million.

On December 1, 2015, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as a sales agent (“Cantor Fitzgerald”) pursuant to which the Company may offer and sell from time to time, through Cantor Fitzgerald shares of Neothetics common stock, par value $0.0001 per share, having an aggregate offering price of up to $20.0 million.  As of June 30, 2017, no shares were issued pursuant to the Sales Agreement.

Summary Statement of Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash used in operating activities	$(4,005)	$(10,243)
Net cash provided by investing activities	6	-
Net cash provided by (used in) financing activities	3	(6,034)
Net decrease in cash, cash equivalents and restricted cash	$(3,996)	$(16,277)

Cash Flows from Operating Activities.  Net cash used in operating activities was $4.0 million and $10.2 million for the six months ended June 30, 2017 and 2016, respectively. The decrease in cash used in operations for six months ended June 30, 2017 compared to June 30, 2016 was primarily due to the decrease in net loss of $2.9 million and changes in accounts payable and accrued expenses of $4.6 million.  The decreases were offset by the $0.5 million change in share-based compensation and the change in prepaid expenses of $0.7 million.

Cash Flows from Investing Activities.  Net cash provided by investing activities was $6,000 and zero for the six months ended June 30, 2017 and 2016, respectively. During the six months ended June 30, 2017, cash provided by investing activities consisted of proceeds from sale of property and equipment.

Cash Flows from Financing Activities.  Net cash provided in financing activities was approximately $3,000 for the three months ended June 30, 2017 and net cash used by financing activities was $6.0 million for six months ended June 30, 2016. During the six months ended June 30, 2017, cash provided in financing activities included proceeds from issuance of common stock from exercise of options.  During the six months ended June 30, 2016, cash used by financing activities included prepayment of long-term debt.

Operating and Capital Expenditure Requirements

Our future capital requirements are difficult to forecast.  We expect that our research and development expenses will decrease for the foreseeable future due to the suspension of further research and development activities.  We expect our general and administrative expenses to increase for the foreseeable future due to the Company initiating a process to explore and review a range of strategic alternatives focusing on seeking an acquisition, business combination or partnership that will allow for it to maximize shareholder value from its remaining assets and cash resources.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2017, there have been no material changes in our market risk from that described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2016.

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

Our business to date has been almost entirely dependent on the success of LIPO-202, which recently failed to demonstrate efficacy measurements in our Phase 2 proof-of-concept clinical trial.  Following the analysis of the data from our Phase 2 trial, we decided to substantially suspend further research and development while we seek a strategic acquisition, business combination or partnership, and there is no guarantee that this strategic path will be successful.

On June 26, 2017, we announced that top-line safety and efficacy results from our Phase 2 proof-of-concept clinical trial, LIPO-202-CL-31, did not demonstrate improvement on any efficacy measurements or separation from placebo. We had previously devoted substantially all of our research, development and clinical efforts and financial resources toward the development of LIPO-202. As a result of the negative results from our Phase 2 trial, we have suspended further research and development of LIPO-202 and our pre-clinical programs to reduce operating expenses while we seek a strategic alternative.

There can be no assurance that our process to identify and evaluate potential strategic alternatives will result in any definitive offer to acquire our Company or any of its assets or enter into any strategic combination or partnership.  Moreover, if any transaction is made, what the terms thereof will be or that any transaction will be approved or consummated. If any definitive offer to acquire our Company or assets or enter into any strategic combination or partnership is received, there can be no assurance that a definitive agreement will be executed or that, if a definitive agreement is executed, the transaction will be consummated. In addition, there can be no assurance that any transaction, involving our Company and/or assets, that is consummated would enhance shareholder value. There also can be no assurance that we will conduct drug development activities in the future.

If we do not consummate a strategic transaction, our Board of Directors may decide to pursue a dissolution and liquidation of our Company. In such an event, the amount of cash available for distribution to our shareholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that the process to identify a strategic transaction will result in a successful alternative for our business. If no transaction is completed, our Board of Directors may decide to pursue a dissolution and liquidation of our Company. In such an event, the amount of cash available for distribution to our shareholders will depend heavily on the timing of such decision, as with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations while we seek a strategic acquisition, business combination or partnership. In addition, if our Board of Directors were to approve and recommend, and our shareholders were to approve, a dissolution and liquidation of our Company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our shareholders. Our commitments and contingent liabilities may include (i) obligations under our employment and separation agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of our Company; and (ii) non-cancelable lease obligations and related credit facilities. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our Company. If a dissolution and liquidation were pursued, our Board of Directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of our Company.

If we fail to continue to meet all applicable NASDAQ Capital Market requirements and NASDAQ determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.

Our common stock is listed on The NASDAQ Capital Market. In order to maintain our listing, we must meet minimum financial and other requirements, including requirements for a minimum amount of capital, a minimum price per share and continued business operations so that we are not characterized as a “public shell company”. If we are unable to comply with NASDAQ’s listing standards, NASDAQ may determine to delist our common stock from The NASDAQ Capital Market. If our common stock is delisted for any reason, it could reduce the value of our common stock and its liquidity.

As a result of the Phase 2 clinical trial data and the reductions in our workforce that we announced in July 2017, we will be limited to two full-time employees and may not be successful in retaining these key employees. If we are unable to retain these key employees, our ability to identify and consummate a transaction will be seriously jeopardized.

On July 10, 2017, we announced workforce reductions, which decrease our headcount by approximately 70% from six full-time employees to two full-time employees.  Our focus on exploring strategic activities may yield unintended consequences, such as attrition beyond our planned reductions in workforce and employment uncertainty which may cause our remaining employees to seek alternate employment. Competition among biotechnology companies for qualified employees is intense, and the ability to retain our key employees is critical to our ability to effectively manage our resources following the Phase 2 trial data and to consummate a transaction or continue operations. Additional attrition could have a material adverse effect on our business. In addition, as a result of the reduction in our workforce, we face an increased risk of employment litigation.

Based on our operating plans, management believes the our current cash and cash equivalents will not be sufficient to fund our operations beyond second half of 2018, and as a result, there is substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements for the quarter ended June 30, 2017 are issued.

            Our recurring losses from operations, liquidity position, and debt service requirements raises substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements for the quarter ended June 30, 2017 are issued.  Our ability to continue as a going concern could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future audit reports from our independent registered public accounting firm on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.  To date, our operating losses have been funded primarily from outside sources of invested capital and gross profits.  We have had, and we will likely continue to have, an ongoing need to raise additional cash from outside sources to fund our future operations.  However, no assurance can be given that additional capital will be available when required or on terms acceptable to us.  If we are unsuccessful in our efforts to raise any such additional capital, we would be required to take actions that could materially and adversely affect our business, including significant reductions in our research, development and administrative operations (including reduction of our employee base), possible surrender or other disposition of our rights to some technologies or product opportunities, delaying of our clinical trials or curtailing or ceasing operations.   We also cannot give assurance that we will achieve sufficient revenues in the future to achieve profitability and cash flow positive operations to allow us to continue as a going concern.  The perception that we may not be able to continue as a going concern may cause third parties to choose not to deal with us due to concerns about our ability to meet our contractual obligations, which could have a material adverse effect on our business.

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

Company Name

Date: August 10, 2017	By:	/s/ Susan A. Knudson
Susan A. Knudson
Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Filed with this	Incorporated by Reference
Number	Exhibit Title	Form 10‑Q	Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation.		S‑1	333‑199449	10/17/2014
3.2	Amended and Restated Bylaws.		S‑1	333‑199449	10/17/2014

4.2	Warrant to Purchase Stock, dated February 23, 2010, issued to Silicon Valley Bank.		S‑1	333‑199449	10/17/2014

4.3	Warrant to Purchase Stock, dated March 30, 2012, issued to Silicon Valley Bank.		S‑1	333‑199449	10/17/2014

4.4	Warrant to Purchase Stock, dated August 17, 2012, issued to Silicon Valley Bank.		S‑1	333‑199449	10/17/2014

4.5	Warrant Agreement, dated June 11, 2014, by and between the Registrant and Hercules Technology III, L.P.		S‑1	333‑199449	10/17/2014

4.6	Fourth Amended and Restated Investors’ Rights Agreement, dated September 22, 2014, by and between the Registrant and the investors listed therein.		S‑1	333‑199449	10/17/2014

4.7	Warrant Modification Agreement, dated March 30, 2016, by and between the Registrant and Hercules Technology III, L.P.		10-Q	001-36754	05/12/2016

31.1‡	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended.	X

32.1‡	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X