Form 10-Q
period 2017-09-30
Neothetics, Inc.
filed 2017-11-08
CIK 1618835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 1, 2017, the registrant had 13,850,601 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Neothetics, Inc.

Condensed Balance Sheets

(Unaudited)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$5,750,266	$11,477,852
Prepaid expenses and other current assets	380,005	1,029,546
Total current assets	6,130,271	12,507,398

Restricted cash	93,382	200,000
Property and equipment, net	22,463	109,320
Total assets	$6,246,116	$12,816,718
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$410,163	$503,739
Accrued severance	191,496	109,525
Other accrued expenses	794,739	288,928
Total current liabilities	1,396,398	902,192
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 13,831,747 and 13,828,496 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	1,383	1,382
Additional paid-in capital	138,332,367	137,763,499
Accumulated deficit	(133,484,032)	(125,850,355)
Total stockholders’ equity	4,849,718	11,914,526
Total liabilities and stockholders’ equity	$6,246,116	$12,816,718

The accompanying notes are an integral part of these condensed financial statements.

Neothetics, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$486,828	$964,937	$3,592,760	$5,653,432
General and administrative	1,332,848	905,176	4,081,001	4,407,408
Total operating expenses	1,819,676	1,870,113	7,673,761	10,060,840
Loss from operations	(1,819,676)	(1,870,113)	(7,673,761)	(10,060,840)
Interest income	13,400	13,935	40,084	50,078
Interest expense	—	(506,302)	—	(1,035,763)
Net loss	$(1,806,276)	$(2,362,480)	$(7,633,677)	$(11,046,525)
Net loss per share, basic and diluted	$(0.13)	$(0.17)	$(0.55)	$(0.80)
Weighted average shares used to compute basic and diluted net loss per share	13,831,747	13,816,464	13,830,981	13,786,207

The accompanying notes are an integral part of these condensed financial statements.

Neothetics, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net loss	$(7,633,677)	$(11,046,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,652	52,896
Loss on disposal of assets	55,705	962
Noncash interest expense on debt	—	100,290
Share-based compensation	565,410	970,381
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	649,541	1,467,577
Accounts payable and accrued expenses	494,206	(4,911,427)
Net cash used in operating activities	(5,843,163)	(13,365,846)
Investing activities
Proceeds from sale of property and equipment	5,500	—
Net cash provided by investing activities	5,500	—
Financing activities
Partial prepayment resulting in loan extinguishment	—	(9,514,058)
Principal payments on bank loan	—	(485,942)
Loan amendment costs	—	(52,400)
Proceeds from issuance of common stock from exercise of options	3,459	33,542
Net cash provided by (used in) financing activities	3,459	(10,018,858)
Net decrease in cash, cash equivalents and restricted cash	(5,834,204)	(23,384,704)
Cash, cash equivalents and restricted cash, beginning of period	11,677,852	37,948,603
Cash, cash equivalents and restricted cash, end of period	$5,843,648	$14,563,899
Supplemental disclosure of cash flow activity
Cash paid for interest	—	$664,292

The accompanying notes are an integral part of these condensed financial statements.

Neothetics, Inc.

Notes to Unaudited Condensed Financial Statements

1.	Organization and Basis of Presentation

Neothetics, Inc. (Neothetics or the Company) was incorporated in Delaware on February 1, 2007, under the name Lipothera, Inc.  In September 2008, the Company changed its name to Lithera, Inc.  In August 2014, the Company changed its name to Neothetics, Inc.  The Company is a clinical-stage specialty pharmaceutical company that has been focused on developing therapeutics for the aesthetic market. Our focus has been on localized fat reduction and body contouring. Our lead product candidate, LIPO-202, is a first-in-class injectable formulation of the long-acting ß2-adrenergic receptor agonist, salmeterol xinafoate, which is an active ingredient in the U.S. Food and Drug Administration, or FDA, approved inhaled products SEREVENT DISKUS®, ADVAIR HFA® and ADVAIR DISKUS®. In June 2017, the Company announced that its Phase 2 proof-of-concept clinical trial of its lead product candidate LIPO-202 did not demonstrate improvement on any efficacy measurements or separation from placebo.  As a consequence of the negative results from the Phase 2 proof-of-concept clinical trial of its lead product candidate LIPO-202, the Company announced its plans to initiate a process to explore and review a range of strategic alternatives focusing on seeking an acquisition, business combination or partnership that will allow for it to maximize shareholder value from its remaining assets and cash resources.  Oppenheimer and Co., Inc. was retained to act as the Company’s exclusive financial advisor for this process.  Further related to the negative clinical trial results, the Company announced a reduction of the Company’s current full-time workforce in order to reduce operating expenses and conserve cash resources.

On October 17, 2017, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Nobelli Merger Sub, Inc., its wholly owned subsidiary (“Merger Sub”), and Evofem Biosciences, Inc., a privately-held Delaware corporation (“Evofem”), pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Evofem, with Evofem becoming a wholly-owned subsidiary of the Company and the surviving corporation of the merger (the “Merger”). The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.

Immediately prior to the effective time of the Merger (the Effective Time), each outstanding share of Evofem’s preferred stock (other than shares of Evofem’s Series D preferred stock) will be converted into one share of Evofem common stock. Subject to the terms and conditions of the Merger Agreement, at the Effective Time: (a) each share of Evofem common stock (on an as-converted basis) will be converted solely into the right to receive shares of the Company’s common stock (the Company Common Stock) equal to the common stock exchange ratio described in the Merger Agreement; (b) each outstanding shares of Evofem Series D preferred stock will be converted solely into the right to receive shares of the Company Common Stock equal to the Series D preferred stock exchange ratio described in the Merger Agreement; and (c) each outstanding Evofem stock option that has not previously been exercised prior to the Effective Time will be assumed by the Company. Warrants to purchase shares of Evofem capital stock will be assumed by the Company at the Effective Time and then immediately amended and restated to become warrants to purchase up to an aggregate of 12 million shares of the Company Common Stock (the Company Post-Merger Warrants). The exercise price for the Company Post-Merger Warrants will be equal to the average of the closing sale prices of the Company Common Stock as quoted on The NASDAQ Capital Market for the 30 consecutive trading day period commencing with the first trading day immediately following the Effective Time.

Immediately following the Merger, the name of the Company will be changed from “Neothetics, Inc.” to “Evofem Biosciences, Inc.” The Merger Agreement contemplates that the Board of Directors of the Company will consist of seven members at the Effective Time, six of which will be designated by Evofem and one of which will be designated by the Company. The member to be designated by the Company is expected to be one of the current directors of the Company. The executive officers of the Company immediately after the Effective Time will be designated by Evofem with Evofem’s Chief Executive Officer, Saundra Pelletier, being the Company’s Chief Executive Officer.

The Merger Agreement contains customary representations, warranties and covenants made by the Company and Evofem, including covenants relating to obtaining the requisite approvals of the stockholders of the Company and Evofem, indemnification of directors and officers, the Company’s and Evofem’s conduct of their respective businesses between the date of signing the Merger Agreement and the closing of the Merger. Consummation of the Merger is subject to certain closing conditions, including, among other things, approval by the stockholders of the Company and Evofem. The Merger Agreement contains certain termination rights for both the Company and Evofem, and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay Evofem a termination fee of up to $1.5 million or Evofem may be required to pay the Company a termination fee of $1.5 million.

The Merger Agreement contemplates that the Company will also seek approval from its stockholders to effect a reverse stock split intended to increase its trading price above the minimum requirements of The NASDAQ Capital Market. Subject to stockholder approval, the Company expects to implement the reverse stock split at a ratio to be mutually agreed to by the Company and Evofem within the range approved by the Company’s stockholders immediately prior to the Effective Time.

In accordance with the terms of the Merger Agreement, certain affiliated stockholders of Evofem have each entered into a support agreement with Evofem (the Support Agreements). The Support Agreements place certain restrictions on the transfer of the shares of the Evofem held by the respective signatories thereto and include covenants as to the voting of such shares in favor of approving the transactions contemplated by the Merger Agreement and against any actions that could adversely affect the consummation of the Merger.

Concurrently with the execution of the Merger Agreement, the Company entered into a Securities Purchase Agreement with Evofem and certain investors of Evofem (the Securities Purchase Agreement) pursuant to which, conditioned upon and immediately following the Merger, the Company will issue and sell in a private placement transaction (the Financing) $20 million of Company Common Stock and Evofem will issue warrants to purchase shares of Evofem common stock immediately prior to the Effective Time (the Investor Warrants). The Investor Warrants are contemplated to be automatically exercised on a cashless basis at the Effective Time, and the shares of Evofem common stock issued upon exercise of the Investor Warrant will be eligible to receive shares of the Company Common Stock in an amount equal to the common stock exchange ratio upon completion of the Merger.  Upon consummation of the Financing, the Merger Agreement contemplates that the Company will terminate its existing Fourth Amended and Restated Investors’ Rights Agreement, dated September 22, 2014, by and between the Company and the investors listed therein (the Existing Investors), and enter into a registration rights agreement with certain of the Existing Investors and certain investors of Evofem.

The merger will be treated by Neothetics as a reverse merger under the acquisition method of accounting in accordance with U.S. GAAP. For accounting purposes, Evofem is considered to be acquiring Neothetics in the merger based upon the following factors: (i) Evofem’s stockholders are expected to own the majority of the voting interests of the combined company immediately following the closing of the merger; (ii) directors appointed by Evofem will hold 6 out of 7 board seats in the combined company board of directors; and (iii) Evofem’s management will hold all key positions in the management of the combined company. The transaction will be accounted for under the acquisition method of accounting under existing U.S. GAAP, which is subject to change and interpretation.

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

The Company has incurred significant net losses from its operations since its inception and has an accumulated deficit of $133.5 million as of September 30, 2017.  In the first nine months of 2017, the Company used $5.8 million of cash in operations.  At September 30, 2017, the Company had cash and cash equivalents of $5.8 million.  There is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements for the quarter ended September 30, 2017 are issued.

We cannot predict whether and to what extent we will resume drug development activities and what our future cash needs would be for any such activities.  If the Merger is not successful, our Board of Directors may decide to pursue a dissolution and liquidation of our Company.  In such an event, the amount of cash available for distribution to our shareholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

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

Restricted Cash

 Restricted cash as of September 30, 2017 represents a $93,382 restricted money market account used to secure the standby letter of credit issued in connection with a lease amendment.  The restriction will lapse when the standby letter of credit expires (see Note 5 “Debt”).

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statement of cash flows.

	September 30,
	2017	2016
Cash and cash equivalents	$5,750,266	$14,363,899
Restricted cash	93,382	200,000
Total cash, cash equivalents and restricted cash	$5,843,648	$14,563,899

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

	Nine Months Ended September 30,
	2017	2016
Warrants for common stock	71,257	71,257
Common stock options and restricted stock awards issued and outstanding	1,565,573	1,190,913
	1,636,830	1,262,170

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 are as follows:

		Fair Value Measurements at Reporting Date Using
	Balance as of Sept 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund(1)	$5,750,266	$5,750,266	$—	$—
Total assets	$5,750,266	$5,750,266	$—	$—

(1)	Included as a component of cash and cash equivalents on accompanying balance sheet.

		Fair Value Measurements at Reporting Date Using
	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund(1)	$11,477,852	$11,477,852	$—	$—
Total assets	$11,477,852	$11,477,852	$—	$—

(1)	Included as a component of cash and cash equivalents on accompanying balance sheet.

4. Property and Equipment

Property and equipment consist of the following:

	September 30,	December 31,
	2017	2016
Office furniture and equipment	$100,577	$254,049
Less accumulated depreciation and amortization	(78,114)	(144,729)
	$22,463	$109,320

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

From June 2014 through payoff in September 2016, the Company paid interest equal to the greater of either 9.0%, plus the Prime Rate as reported in The Wall Street Journal, less 3.25% or 9.0%. The Company recorded total interest expense of $0 and $154,057 related to the Loan Agreement for the three months ended September 30, 2017 and 2016, respectively.

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

6. Stockholders’ Equity

Warrants

As of September 30, 2017, warrants to purchase 71,257 shares of common stock remain outstanding, of which 24,419 warrants to purchase shares of common stock are at a weighted average exercise price of $9.90 and 46,838 warrants to purchase shares of common stock are at an exercise price of $0.62.

Common Stock

On December 1, 2015, the Company entered into a Controlled Equity Offering Sales Agreement, or Sales Agreement, with Cantor Fitzgerald, as a sales agent pursuant to which the Company may offer and sell from time to time, through Cantor Fitzgerald shares of Neothetics common stock, par value $0.0001 per share, having an aggregate offering price of up to $20.0 million. The minimum share price for this Controlled Equity Offering is selected at the discretion of the board of directors.  Through September 30, 2017, no shares of common stock have been sold pursuant to this Sales Agreement.

Stock Compensation Plans

The following table summarizes the Company’s stock compensation plan activity for the nine months ended September 30, 2017:

	Options Outstanding	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2016	871,203	$2.95
Granted	875,300	$1.88
Exercised	(3,251)	$1.06
Forfeited	(177,679)	$2.17
Outstanding and exercisable at September 30, 2017	1,565,573	$2.44

The Company recognized non-cash share-based compensation expense related to its 2014 Employee Stock Purchase Plan, restricted stock awards and stock options granted to employees and directors as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
General and administrative	$110,976	$67,687	$365,556	$851,837
Research and development	32,364	15,331	199,854	118,544
	$143,340	$83,018	$565,410	$970,381

Common Stock Reserved for Future Issuance

The following shares of common stock are reserved for future issuance at September 30, 2017:

Warrants issued and outstanding	71,257
Stock options issued and outstanding	1,565,573
Authorized for future awards under stock compensation plans	2,131,598
Employee Stock Purchase Plan	574,460
4,342,888

7. Commitments

Operating Leases

The Company entered into a noncancelable operating lease for its facilities on January 20, 2015. The lease expires in March 2020.

On January 31, 2017, the Company entered into an Eleventh Amendment to the Lease with LJ Gateway Office LLC. Concurrent with entering into the Lease Amendment, the Company entered into a Sublease with Abacus Data Systems, Inc. (“Abacus”) providing for the sublease of existing office space . This Lease Amendment also provides the Company with additional office space located at Suite No. 250, 9171 Towne Centre Drive, San Diego California, which the Company occupies as its headquarters.

Upon occurrence of Abacus retaining possession of the original premises in February 2017, Abacus received rent abatement for months one, three, and four as well as a discount of 50% off the base rent for months five through nine. Abacus paid the Company a base rent of $27,768 for the second month’s rent and $30,317 security deposit. The base rent will increase by three percent on each annual anniversary.  In February 2017, the Company recorded $353,000 of sublease liability.  The Company has recorded the rental income collected or accrued under the sublease as a reduction of rent expense.  Rent expense and sublease rental income under the Lease Amendment and Sublease for the three months ended September 30, 2017 were $75,000 and $75,000, respectively, and for the nine months ended September 30, 2017 were $217,000 and $189,000 respectively.

The following table summarizes the minimum lease payments and sublease receipts under the lease agreements:

	Lease Payments	Sublease Receipts
2017	$130,572	$69,420
2018	410,848	342,374
2019	431,507	352,644
2020	109,293	90,143
2021	—	—
Total	$1,082,220	$854,581

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

The forward-looking statements in this Form 10-Q include, among other things, statements about:

•	our ability to complete the merger or identify and implement an alternative strategic transaction;
•	our projections regarding the amount of cash available for distribution to our shareholders in the event of a liquidation;
•	the timing of completion of the merger, or an alternative strategic transaction, sale and/or liquidation, if any;
•	our future operating expenses and other results of operations, if any;
•	our ability to reduce operating expenses and conserve cash resources;
•	timing and amount of termination costs incurred in connection with our workforce reduction plan;
•	the accuracy of estimates of our expenses, future revenue, capital requirements and our needs for additional financing;
•	our ability to obtain funding for our operations in the event we determine to raise additional capital;
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

Overview

We are a clinical-stage specialty pharmaceutical company that historically has been focused on developing therapeutics for the aesthetic market.  Our focus has been on localized fat reduction and body contouring. Our lead product candidate, LIPO-202, is a first-in-class injectable formulation of the long-acting ß2-adrenergic receptor agonist, salmeterol xinafoate, which is an active ingredient in the U.S. Food and Drug Administration, or FDA, approved inhaled products SEREVENT DISKUS®, ADVAIR HFA® and ADVAIR DISKUS®. In June 2017, the Company announced that its Phase 2 proof-of-concept clinical trial, LIPO-202-CL-31, did not demonstrate improvement on any efficacy measurements or separation from placebo.  As a consequence of the negative results from the Phase 2 proof-of-concept clinical trial of its lead product candidate LIPO-202, the Company announced its plans to initiate a process to explore and review a range of strategic alternatives focusing on seeking an acquisition, business combination or partnership that will allow for it to maximize shareholder value from its remaining assets and cash resources.  Oppenheimer and Co., Inc. was retained to act as the Company’s exclusive financial advisor for this process.  Further related to the negative clinical trial results, the Company implemented a reduction of the Company’s current full-time workforce of six employees to two employees in order to reduce operating expenses and conserve cash resources.  The workforce was reduced to three employees during the third quarter of 2017 and the reduction to two employees is expected to be completed during the fourth quarter of 2017 or first quarter of 2018.

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

Since commencing operations in February 2007, we have invested substantially all of our efforts and financial resources in the research and development and commercial planning for LIPO-202.  Through September 30, 2017, we have funded substantially all of our operations through the sale and issuance of our preferred stock, venture debt, convertible debt and the sale of shares in our initial public offering.

We have never been profitable and, as of September 30, 2017, we had an accumulated deficit of $133.5 million. We incurred net losses of $1.8 million and $2.4 million for the three months ended September 30, 2017 and 2016, respectively, and $7.6 million and $11.0 million for the nine months ended September 30, 2017 and 2016, respectively.  We expect to continue to incur net operating losses for the foreseeable future.  There is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements for the quarter ended September 30, 2017 are issued.

Recent Developments

On October 17, 2017, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Nobelli Merger Sub, Inc., its wholly owned subsidiary (“Merger Sub”), and Evofem Biosciences, Inc., a privately-held Delaware corporation (“Evofem”), pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Evofem, with Evofem becoming a wholly-owned subsidiary of the Company and the surviving corporation of the merger (the “Merger”). The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.

Immediately prior to the effective time of the Merger (the “Effective Time”), each outstanding share of Evofem’s preferred stock (other than shares of Evofem’s Series D preferred stock) will be converted into one share of Evofem common stock. Subject to the terms and conditions of the Merger Agreement, at the Effective Time: (a) each share of Evofem common stock (on an as-converted basis) will be converted solely into the right to receive shares of the Company’s common stock (the “Company Common Stock”) equal to the common stock exchange ratio described in the Merger Agreement; (b) each outstanding shares of Evofem Series D preferred stock will be converted solely into the right to receive shares of the Company Common Stock equal to the Series D preferred stock exchange ratio described in the Merger Agreement; and (c) each outstanding Evofem stock option that has not previously been exercised prior to the Effective Time will be assumed by the Company. Warrants to purchase shares of Evofem capital stock will be assumed by the Company at the Effective Time and then immediately amended and restated to become warrants to purchase up to an aggregate of 12 million shares of the Company Common Stock (the “Company Post-Merger Warrants”). The exercise price for the Company Post-Merger Warrants will be equal to the average of the closing sale prices of the Company Common Stock as quoted on The NASDAQ Capital Market for the 30 consecutive trading day period commencing with the first trading day immediately following the Effective Time. Under the exchange ratio formulas in the Merger Agreement, as of immediately after the Merger, and including the effect of the Financing (as defined below), the former Evofem securityholders are expected to own approximately 87% of the aggregate number of shares of the issued and outstanding Company Common Stock (the “Post-Closing Shares”), and the stockholders of the Company as of immediately prior to the Merger are expected to own approximately 13% of the aggregate number of Post-Closing Shares. The common stock exchange ratio and Series D preferred stock exchange ratio are subject to adjustment as set forth in Section 1.12(b) of the Merger Agreement.

Immediately following the Merger, the name of the Company will be changed from “Neothetics, Inc.” to “Evofem Biosciences, Inc.” The Merger Agreement contemplates that the Board of Directors of the Company will consist of seven members at the Effective Time, six of which will be designated by Evofem and one of which will be designated by the Company. The member to be designated by the Company is expected to be one of the current directors of the Company. The executive officers of the Company immediately after the Effective Time will be designated by Evofem with Evofem’s Chief Executive Officer, Saundra Pelletier, being the Company’s Chief Executive Officer.

The Merger Agreement contains customary representations, warranties and covenants made by the Company and Evofem, including covenants relating to obtaining the requisite approvals of the stockholders of the Company and Evofem, indemnification of directors and officers, the Company’s and Evofem’s conduct of their respective businesses between the date of signing the Merger Agreement and the closing of the Merger. Consummation of the Merger is subject to certain closing conditions, including, among other things, approval by the stockholders of the Company and Evofem. The Merger Agreement contains certain termination rights for both the Company and Evofem, and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay Evofem a termination fee of up to $1.5 million or Evofem may be required to pay the Company a termination fee of $1.5 million.

The Merger Agreement contemplates that Neothetics will also seek approval from its stockholders to effect a reverse stock split intended to increase its trading price above the minimum requirements of The NASDAQ Capital Market. Subject to stockholder approval, the Company expects to implement the reverse stock split at a ratio to be mutually agreed to by the Company and Evofem within the range approved by the Company’s stockholders immediately prior to the Effective Time.

Concurrently with the execution of the Merger Agreement, the Company entered into a Securities Purchase Agreement with Evofem and certain investors of Evofem (the “Securities Purchase Agreement”) pursuant to which, conditioned upon and immediately following the Merger, the Company will issue and sell in a private placement transaction (the “Financing”) $20 million of Company Common Stock and Evofem will issue warrants to purchase shares of Evofem common stock immediately prior to the Effective Time (the “Investor Warrants”). The Investor Warrants will be automatically exercised on a cashless basis at the Effective Time, and the shares of Evofem common stock issued upon exercise of the Investor Warrant will be eligible to receive shares of the Company Common Stock in an amount equal to the common stock exchange ratio upon completion of the Merger.  Upon consummation of the Financing, the Company will terminate its existing Fourth Amended and Restated Investors’ Rights Agreement, dated September 22, 2014, by and between the Company and the investors listed therein (the “Existing Investors”), and enter into a registration rights agreement with certain of the Existing Investors and certain investors of Evofem.

The merger will be treated by Neothetics as a reverse merger under the acquisition method of accounting in accordance with U.S. GAAP. For accounting purposes, Evofem is considered to be acquiring Neothetics in the merger based upon the following factors: [(i) Evofem’s stockholders are expected to own approximately 87% (after giving effect to the Financing) of the voting interests of the combined company immediately following the closing of the merger; (ii) directors appointed by Evofem will hold 6 out of 7 board seats in the combined company board of directors; and (iii) Evofem’s management will hold all key positions in the management of the combined company]. The transaction will be accounted for under the acquisition method of accounting under existing U.S. GAAP, which is subject to change and interpretation.

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

Basis of Presentation

Research and Development Expenses

Prior to the discontinuation of our further research and clinical development activities, we devoted substantially all of our resources to research and development efforts relating to our product candidates, including conducting clinical trials, manufacturing capabilities, providing general and administrative support for these operations and protecting our intellectual property.  Our research and development expenses have consisted primarily of:

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

We expense both internal and external research and development costs in the periods in which they are incurred. To date, substantially all our research and development expenses have related to the development of LIPO-202.  For the three months ended September 30, 2017 and 2016, we incurred costs of $0.5 million and $1.0 million, respectively, and $3.6 million and $5.7 million, for the nine months ended September 30, 2017 and 2016, respectively, on research and development expenses.

We do not allocate compensation expense to individual product candidates, as we are organized and record expense by functional department and our employees may allocate time to more than one development project.  We do not utilize a formal time allocation system to capture expenses on a project-by-project basis.

We expect our research and development expenses to decrease significantly as we discontinued new research and development activities. We will continue to incur research and development expenses in connection with the windup and clinical trial closing costs.

General and Administrative Expenses

Our general and administrative expenses primarily consist of personnel costs, including cash compensation, benefits and share-based compensation expense, associated with our executive, accounting and finance departments.  Other general and administrative expenses include costs in connection with patent filing, prosecution and defense, facility, information technology costs and professional fees for legal, consulting, marketing, audit and tax services.  We expect our general and administrative expenses to increase for the foreseeable future as the Company entered into a definitive merger agreement on October 17, 2017.

Interest Income

Our interest income consists primarily of interest received or earned on our cash and cash equivalents. We expect interest income to vary each reporting period depending on our average cash and cash equivalents and marketable securities balances during the period and applicable interest rates. To date, our interest income has not been significant in any individual period.

Interest Expense

Our interest expense consists of cash and noncash interest costs related to our borrowings. The noncash interest costs consist of the amortization of the fair value of warrants that were issued in connection with our borrowings, with the initial fair value of the warrants being amortized to interest expense over the term of the governing agreements, and the amortization of other debt issuance costs, primarily legal and banker fees, over the period the related convertible notes were outstanding.  As we prepaid in full the Hercules debt facility in September 2016, there was no interest expense for the three months ended September 30, 2017.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,		Change
	2017	2016	$
	(in thousands)
Operating expenses:
Research and development	$487	$965	$(478)
General and administrative	1,332	905	427
Total operating expenses	1,819	1,870	(51)
Loss from operations	(1,819)	(1,870)	51
Interest income	13	14	(1)
Interest expense	-	(506)	506
Net loss	$(1,806)	$(2,362)	$556

Research and Development Expenses. Research and development expenses were $0.5 million and $1.0 million for the three months ended September 30, 2017 and 2016, respectively.  The total decrease of approximately $0.5 million was primarily due to a decrease of $0.4 million in expenses incurred during the third quarter of 2016 associated with the preparation of our Phase 2 proof-of-concept clinical trial for the reduction of localized fat deposits under the chin.  A decrease of $0.09 million was due to the completion of close out activities for our AbCONTOUR1 and AbCONTOUR2 U.S. Phase 3 clinical trials and the supplemental clinical trials.  A decrease of $0.07 million in compensation expenses was due to a reduction in workforce.  The decreases were offset by an increase in severance expense of $0.1 million.

General and Administrative Expenses. General and administrative expenses increased by approximately $0.4 million to $1.3  million for the three months ended September 30, 2017 from $0.9 million for the three months ended September 30, 2016.  The increase of $0.6 million was primarily due to legal and consulting expenses incurred in connection with the work associated with the contemplated strategic transaction.  The increases were offset by a decrease of $0.1 million in rent expense due to the sublease and a decrease of $0.07 in patent expense.

Interest Income. Interest income decreased by $1,000 to $13,000 for the three months ended September 30, 2017 from $14,000 for the three months ended September 30, 2016. The decrease resulted from a lower cash balance during the three months ended September 30, 2017.

Interest Expense. Interest expense decreased by $0.5 million to zero for the three months ended September 30, 2017 from $0.5 million for the three months ended September 30, 2016. The decrease was due to the early repayment of long-term debt in September 2016.

Comparison of the Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended September 30,		Change
	2017	2016	$
	(in thousands)
Operating expenses:
Research and development	$3,593	$5,653	$(2,060)
General and administrative	4,081	4,408	(327)
Total operating expenses	7,674	10,061	(2,387)
Loss from operations	(7,674)	(10,061)	2,387
Interest income	40	50	(10)
Interest expense	—	(1,036)	1,036
Net loss	$(7,634)	$(11,047)	$3,413

Research and Development Expenses. Research and development expenses were $3.6 million and $5.7 million for the nine months ended September 30, 2017 and 2016, respectively.  The decrease of $2.0 million was primarily due to a decrease of $2.3 million of expenses related to the completion of our AbCONTOUR1 and AbCONTOUR2 U.S. Phase 3 clinical trials and related supplemental trials, $1.2 million decrease from research and development activities and $0.4 million decrease due to a reduction in workforce.  The decreases were offset by $1.9 million of expenses incurred during the first nine months of 2017 related to the Phase 2 proof-of-concept clinical trial for the reduction of localized fat deposits under the chin.

General and Administrative Expenses. General and administrative expenses decreased by approximately $0.3 million to $4.1 million for the nine months ended September 30, 2017 from $4.4 million for the nine months ended September 30, 2016.  The decrease of $0.8 million was due to expenses associated with a reduction in workforce and $0.1 million decrease in patent expense.  The decreases were offset by an increase of $0.6 million in legal and consulting expenses in connection with the contemplated strategic transaction.

Interest Income. Interest income decreased by $10,000 to approximately $40,000 for the nine months ended September 30, 2017 from approximately $50,000 for the nine months ended September 30, 2016.  The decrease resulted from a lower cash balance during the nine months ended September 30, 2017.

Interest Expense. Interest expense decreased by approximately $1.0 million to zero for the nine months ended September 30, 2017 from $1.0 million for the nine months ended September 30, 2016.  The decrease was due to the early prepayment of long-term debt in September 2016.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operating activities for the nine months ended September 30, 2017 and 2016. As of September 30, 2017, we had an accumulated deficit of $133.5 million. We anticipate that we will continue to incur net losses for the foreseeable future and incur additional costs associated with being a public company.  We expect that our research and development expenses will decrease significantly due to the discontinuation of further research and development activities.  We expect our general and administrative expenses to increase for the foreseeable future as the Company entered into a definitive merger agreement on October 17, 2017. The Company may have to liquidate its assets and might realize significantly less than the values at which they are carried on the financial statements.  Based on our current operating plans, we do not expect that our existing capital resources will be sufficient to fund our operations beyond the first half of 2018.  These factors raise substantial doubt about our ability to continue as a going concern.  The financial statements have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.

Prior to our IPO in November 2014, we funded our operations primarily through private placements of our convertible preferred stock, warrants, venture debt and convertible debt.  In November 2014, we completed our IPO of 4,650,000 shares of common stock at an offering price of $14.00 per share.  We received net proceeds of approximately $57.7 million, after deducting underwriting discounts, commissions and offering-related transaction costs.  At September 30, 2017, we had cash and cash equivalents of approximately $5.8 million.

On December 1, 2015, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as a sales agent (“Cantor Fitzgerald”) pursuant to which the Company may offer and sell from time to time, through Cantor Fitzgerald shares of Neothetics common stock, par value $0.0001 per share, having an aggregate offering price of up to $20.0 million.  As of September 30, 2017, no shares were issued pursuant to the Sales Agreement.

Summary Statement of Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash used in operating activities	$(5,843)	$(13,366)
Net cash provided by investing activities	6	—
Net cash provided by (used in) financing activities	3	(10,019)
Net decrease in cash, cash equivalents and restricted cash	$(5,834)	$(23,385)

Cash Flows from Operating Activities.  Net cash used in operating activities was $5.8 million and $13.4 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease in cash used in operations for nine months ended September 30, 2017 compared to September 30, 2016 was primarily due to the decrease in net loss of $3.4 million and changes in accounts payable and accrued expenses of $5.4 million.  The decreases were offset by the $0.8 million change in prepaid expenses and $0.4 million change in share-based compensation.

Cash Flows from Investing Activities.  Net cash provided by investing activities was $6,000 and zero for the nine months ended September 30, 2017 and 2016, respectively. During the nine months ended September 30, 2017, cash provided by investing activities consisted of proceeds from sale of property and equipment.

Cash Flows from Financing Activities.  Net cash provided by financing activities was approximately $3,000 for the nine months ended September 30, 2017 and net cash used by financing activities was $10.0 million for the nine months ended September 30, 2016.  During the nine months ended September 30, 2017, cash provided in financing activities included proceeds from issuance of common stock from exercise of options.  During the nine months ended September 30, 2016, cash used by financing activities included prepayment of long-term debt.

Operating and Capital Expenditure Requirements

Our future capital requirements are difficult to forecast.  We expect that our research and development expenses will decrease significantly due to the discontinuation of further research and development activities.  We expect our general and administrative expenses to increase for the foreseeable future as the Company entered into a definitive merger agreement on October 17, 2017.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2017, there have been no material changes in our market risk from that described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2016.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are from time to time subject to various claims and legal actions in the ordinary course of our business. We believe that there are currently no legal actions that would reasonably be expected to have a material adverse effect on our results of operations or financial condition.

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

If we do not consummate the merger or another strategic transaction, our Board of Directors may decide to pursue a dissolution and liquidation of our Company. In such an event, the amount of cash available for distribution to our shareholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that we will complete the merger with Evofem or successfully identify an alternative strategic transaction.  If we are unable to complete the merger or another strategic transaction, our Board of Directors may decide to pursue a dissolution and liquidation of our Company. In such an event, the amount of cash available for distribution to our shareholders will depend heavily on the timing of such decision, as with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations while we seek a strategic acquisition, business combination or partnership.  In addition, if our Board of Directors were to approve and recommend, and our shareholders were to approve, a dissolution and liquidation of our Company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our shareholders.  Our commitments and contingent liabilities may include (i) obligations under our employment and separation agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of our Company; and (ii) non-cancelable lease obligations and related credit facilities.  As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations.  In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our Company. If a dissolution and liquidation were pursued, our Board of Directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of our Company.

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

On June 26, 2017, we announced that top-line safety and efficacy results from our Phase 2 proof-of-concept clinical trial, LIPO-202-CL-31, did not demonstrate improvement on any efficacy measurements or separation from placebo. We had previously devoted substantially all of our research, development and clinical efforts and financial resources toward the development of LIPO-202.  As a result of the negative results from our Phase 2 trial, we suspended further research and development of LIPO-202 and our pre-clinical programs to reduce operating expenses while we seek a strategic alternative.

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

Our common stock is listed on The NASDAQ Capital Market.  In order to maintain our listing, we must meet minimum financial and other requirements, including requirements for a minimum amount of capital, a minimum price per share and continued business operations so that we are not characterized as a “public shell company”.  If we are unable to complete the merger with Evofem for any reason, our stock price may fall below the minimum price per share requirement.  If we are unable to comply with NASDAQ’s listing standards, NASDAQ may determine to delist our common stock from The NASDAQ Capital Market.  If our common stock is delisted for any reason, it could reduce the value of our common stock and its liquidity.

As a result of the Phase 2 clinical trial data and the reductions in our workforce that we announced in July 2017, we will have a limited number of full-time employees and may not be successful in retaining these key employees.  If we are unable to retain these key employees, our ability to identify and consummate a transaction will be seriously jeopardized.

On July 10, 2017, we announced workforce reductions, which decreased our headcount by approximately 50% from six full-time employees to three full-time employees during the third quarter.  We intend to further reduce our headcount to two full-time employees.  We expect this reduction to two employees to occur during the fourth quarter of 2017 or first quarter of 2018.  Our focus on exploring strategic activities may yield unintended consequences, such as attrition beyond our planned reductions in workforce and employment uncertainty which may cause our remaining employees to seek alternate employment.  Competition among biotechnology companies for qualified employees is intense, and the ability to retain our key employees is critical to our ability to effectively manage our resources following the Phase 2 trial data and to consummate a transaction or continue operations.  Additional attrition could have a material adverse effect on our business.  In addition, as a result of the reduction in our workforce, we face an increased risk of employment litigation.

Based on our operating plans, management believes the our current cash and cash equivalents will not be sufficient to fund our operations beyond second half of 2018, and as a result, there is substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements for the quarter ended September 30, 2017 are issued.

            Our recurring losses from operations, liquidity position, and debt service requirements raises substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements for the quarter ended September 30, 2017 are issued.  Our ability to continue as a going concern could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future audit reports from our independent registered public accounting firm on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.  To date, our operating losses have been funded primarily from outside sources of invested capital and gross profits.  We have had, and we will likely continue to have, an ongoing need to raise additional cash from outside sources to fund our future operations.  However, no assurance can be given that additional capital will be available when required or on terms acceptable to us.  If we are unsuccessful in our efforts to raise any such additional capital, we would be required to take actions that could materially and adversely affect our business, including significant reductions in our research, development and administrative operations (including reduction of our employee base), possible surrender or other disposition of our rights to some technologies or product opportunities, delaying of our clinical trials or curtailing or ceasing operations.   We also cannot give assurance that we will achieve sufficient revenues in the future to achieve profitability and cash flow positive operations to allow us to continue as a going concern.  The perception that we may not be able to continue as a going concern may cause third parties to choose not to deal with us due to concerns about our ability to meet our contractual obligations, which could have a material adverse effect on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit		Filed with this	Incorporated by Reference
Number	Exhibit Title	Form 10‑Q	Form	File No.	Date Filed
2.1*	Agreement and Plan of Merger and Reorganization, dated October 17, 2017, by and among Neothetics, Inc., Evofem Biosciences, Inc. and Nobelli Merger Sub, Inc.		8-K	001-36754	10/17/2017
2.2	Form of Support Agreement, by and between Evofem Biosciences, Inc. and certain of its stockholders.		8-K	001-36754	10/17/2017
3.1	Amended and Restated Certificate of Incorporation.		S‑1	333‑199449	10/17/2014
3.3	Amended and Restated Bylaws.		S‑1	333‑199449	10/17/2014

4.2	Warrant to Purchase Stock, dated February 23, 2010, issued to Silicon Valley Bank.		S‑1	333‑199449	10/17/2014

4.3	Warrant to Purchase Stock, dated March 30, 2012, issued to Silicon Valley Bank.		S‑1	333‑199449	10/17/2014

4.4	Warrant to Purchase Stock, dated August 17, 2012, issued to Silicon Valley Bank.		S‑1	333‑199449	10/17/2014

4.5	Warrant Agreement, dated June 11, 2014, by and between the Registrant and Hercules Technology III, L.P.		S‑1	333‑199449	10/17/2014

4.6	Fourth Amended and Restated Investors’ Rights Agreement, dated September 22, 2014, by and between the Registrant and the investors listed therein.		S‑1	333‑199449	10/17/2014

4.7	Warrant Modification Agreement, dated March 30, 2016, by and between the Registrant and Hercules Technology III, L.P.		10-Q	001-36754	05/12/2016

10.1	Form of Lock-Up Agreement.		8-K	001-36754	10/17/2017

10.2	Securities Purchase Agreement, dated October 17, 2017, by and among the Company, Evofem Biosciences, Inc. and the investors listed therein.		8-K	001-36754	10/17/2017

31.1‡	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended.	X

32.1‡	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

Exhibit		Filed with this	Incorporated by Reference
Number	Exhibit Title	Form 10‑Q	Form	File No.	Date Filed

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*The schedules and exhibits to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: November 8, 2017	By:	/s/ Susan A. Knudson
Susan A. Knudson
Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)