Form 10-Q
period 2018-06-30
Evofem Biosciences, Inc.
filed 2018-08-02
CIK 1618835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________

FORM 10-Q
  _____________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of July 30, 2018 was 25,804,625.

FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q (Quarterly Report) contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report, including statements regarding our strategy, future operations, future financial position, projected costs, prospects, plans and objectives of management, are forward-looking statements. Words such as, but not limited to, “anticipate,” “aim,” “believe,” “contemplate,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “poise,” “project,” “potential,” “suggest,” “should,” “strategy,” “target,” “will,” “would,” and similar expressions or phrases, or the negative of those expressions or phrases, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Although we believe we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on our projections of the future that are subject to known and unknown risks and uncertainties and other factors that may cause our actual results, level of activity, performance or achievements expressed or implied by these forward-looking statements, to differ. These forward-looking statements include, among other things, statements about:

●	our projected financial position and estimated cash burn rate;

●	our estimates regarding expenses, future revenues and capital requirements;

●	our ability to continue as a going concern;

●	our need to raise substantial additional capital to fund our operations;

●	our ability to develop our lead product candidate, Amphora (L-lactic acid, citric acid, and potassium bitartrate), as a contraceptive;

●	the success, cost and timing of our clinical trials;

●	our dependence on third parties in the conduct of our clinical trials;

●	our ability to obtain the necessary regulatory approvals to market and commercialize Amphora, our bacterial vaginosis (BV) product candidate and any other product candidate we may seek to develop;

●
the potential for changes to current regulatory mandates requiring health insurance plans to cover the United
States Food and Drug Administration (the FDA)-cleared or approved contraceptive products without cost sharing, our ability to obtain third-party payer coverage and adequate reimbursement, and our reliance on the willingness of patients to pay out-of-pocket absent full or partial third-party payer reimbursement; and

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
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. All forward-looking statements are qualified in their entirety by this cautionary statement. You should read this Quarterly Report and the documents that we have filed as exhibits to this Quarterly Report and incorporated by reference herein completely and with the understanding that our actual future results may be materially different from the plans, intentions and expectations disclosed in the forward-looking statements we make. You should also carefully read the risk factors described under Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 as filed with the SEC on May 14, 2018 and are advised to consult any further disclosures we make on related subjects in our subsequent Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, press releases and our website. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. The forward-looking statements contained in this Quarterly Report are made as of the date of this Quarterly Report, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands, except par value and share data)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$22,788	$1,211
Restricted cash	554	490
Prepaid and other current assets	1,133	653
Total current assets	24,475	2,354
Property and equipment, net	717	848
Other noncurrent assets	977	750
Total assets	$26,169	$3,952
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$7,998	$8,999
Accrued expenses	11,104	12,086
Accrued compensation	1,738	2,392
Series D 2X liquidation preference	—	79,870
Total current liabilities	20,840	103,347
Deferred rent	71	114
Other noncurrent liabilities	—	166
Total liabilities	20,911	103,627
Commitments and contingencies (Note 6)
Preferred stock, $0.0001 par value; 5,000,000 and 57,501,624 shares authorized at June 30, 2018 and December 31, 2017, respectively:
Series A convertible preferred stock, no shares issued and outstanding at June 30, 2018, and 12,618,279 shares issued and outstanding at December 31, 2017	—	23,848
Series B convertible preferred stock, no shares issued and outstanding at June 30, 2018, and 13,801,318 shares issued and outstanding at December 31, 2017	—	43,616
Series C-1 convertible preferred stock, no shares issued and outstanding at June 30, 2018, and 8,558,686 shares issued and outstanding at December 31, 2017	—	34,382
Series C convertible preferred stock, no shares issued and outstanding at June 30, 2018, and 5,037,784 shares issued and outstanding at December 31, 2017	—	19,469
Series D redeemable convertible preferred stock, no shares issued and outstanding at June 30, 2018, and 80 shares issued and outstanding at December 31, 2017	—	68,556
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 300,000,000 and 4,051,137 shares authorized at June 30, 2018 and December 31, 2017, respectively; 25,199,511 and 2,082,053 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	3	81
Additional paid-in capital	404,989	17,650
Accumulated deficit	(399,734)	(307,277)
Total stockholders’ equity (deficit)	5,258	(289,546)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$26,169	$3,952
See accompanying notes to the condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$11,833	$4,078	$23,792	$6,060
General and administrative	11,409	2,280	20,436	5,211
Total operating expenses	23,242	6,358	44,228	11,271
Loss from operations	(23,242)	(6,358)	(44,228)	(11,271)
Other income (expense):
Interest income	32	32	62	63
Other (expense) income, net	(32)	64	(82)	30
Loss on issuance of warrants	—	—	(47,920)	—
Change in fair value of Series D 2X liquidation preference	—	(250)	(130)	(600)
Total other expense, net	—	(154)	(48,070)	(507)
Loss before income tax	(23,242)	(6,512)	(92,298)	(11,778)
Income tax expense	(2)	—	(2)	(3)
Net loss	(23,244)	(6,512)	(92,300)	(11,781)
Accretion of Series D redeemable convertible preferred stock dividends	—	(897)	(66)	(1,785)
Net loss attributable to common stockholders	$(23,244)	$(7,409)	$(92,366)	$(13,566)
Net loss per share attributable to common stockholders, basic and diluted	$(1.11)	$(3.78)	$(5.15)	$(6.92)
Weighted-average shares used to compute net loss attributable to common stockholders, basic and diluted	20,868,554	1,959,904	17,937,788	1,959,904
See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited) (In thousands, except share data)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C-1 Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2017	12,618,279	$23,848	13,801,318	$43,616	8,558,686	$34,382	5,037,784	$19,469	80	$68,556	81,119,014	$81	$17,650	$(307,277)	$(289,546)
Conversion of convertible preferred stock into Private Evofem common stock (par value $0.001), excluding Series D (see Note 8)	(12,618,279)	(23,848)	(13,801,318)	(43,616)	(8,558,686)	(34,382)	(5,037,784)	(19,469)	—	—	40,016,067	40	121,275	—	121,315
Cancellation of restricted stock awards (see Note 11)	—	—	—	—	—	—	—	—	—	—	(4,759,091)	(5)	5	—	—
Issuance of Private Evofem common stock (par value $0.001) upon cashless exercise of Invesco Warrants (see Note 10)	—	—	—	—	—	—	—	—	—	—	154,593,455	155	47,765	—	47,920
Exchange of 270,969,445 Private Evofem common stock (par value $0.001) for 6,955,456 shares of Neothetics' common stock (par value $0.0001) (see Note 3)	—	—	—	—	—	—	—	—	—	—	(264,013,989)	(270)	270	—	—
Accretion and payment of Series D dividends (see Note 8)	—	—	—	—	—	—	—	—	—	66	—	—	(66)	(157)	(223)
Conversion of Series D dividends and Series D (see Note 8)	—	—	—	—	—	—	—	—	(80)	(5,226)	6,878,989	1	5,225	—	5,226
Redemption of Series D 2X liquidation preference upon conversion of Series D (see Note 8)	—	—	—	—	—	—	—	—	—	—	—	—	80,000	—	80,000
Deemed contribution upon conversion of Series D (see Note 8)	—	—	—	—	—	—	—	—	—	(49,334)	—	—	49,334	—	49,334
Issuance of common stock and WIM Warrants (see Note 8)	—	—	—	—	—	—	—	—	—	(14,062)	3	—	14,062	—	14,062
Private placement of common stock (see Note 3)	—	—	—	—	—	—	—	—	—	—	1,614,289	—	20,000	—	20,000
Record pre-merger Neothetics' stockholders' equity and elimination of Neothetics' historical accumulated deficit (see Note 3)	—	—	—	—	—	—	—	—	—	—	2,308,430	—	1,946	—	1,946
Issuance of common stock, pre-funded warrants and common warrants in connection with the Offering, net of underwriting discounts, commissions and offering costs (see Note 9)	—	—	—	—	—	—	—	—	—	—	7,436,171	1	36,130	—	36,131
Issuance of common stock - exercise of stock options	—	—	—	—	—	—	—	—	—	—	6,173	—	42	—	42
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	11,351	—	11,351
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(92,300)	(92,300)
Balance at June 30, 2018	—	$—	—	$—	—	$—	—	$—	—	$—	25,199,511	$3	$404,989	$(399,734)	$5,258
See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(92,300)	$(11,781)
Adjustments to reconcile net loss to net cash, cash equivalents and restricted cash used in operating activities:
Loss on issuance of warrants	47,920	—
Change in fair value of Series D 2X liquidation preference	130	600
Stock-based compensation	11,351	431
Depreciation and amortization	131	113
Changes in operating assets and liabilities:
Prepaid and other assets	(465)	55
Accounts payable	(1,757)	958
Accrued expenses and other liabilities	(1,249)	151
Accrued compensation	(879)	(58)
Deferred rent, net of current portion	(207)	(11)
Net cash, cash equivalents and restricted cash used in operating activities	(37,325)	(9,542)
Cash flows from investing activities:
Proceeds from sale of Softcup line of business	250	250
Cash acquired in connection with the Merger	1,900	—
Net cash, cash equivalents and restricted cash provided by investing activities	2,150	250
Cash flows from financing activities:
Proceeds from issuance of common stock - private placement	20,000	—
Proceeds from issuance of common stock, pre-funded warrants and common warrants in connection with the Offering, net of underwriting discounts and commissions	37,542	—
Proceeds from issuance of common stock - exercise of stock options	42	—
Payment of cash dividends for Series D redeemable convertible preferred stock	(157)	—
Cash paid for offering costs	(611)	(648)
Net cash, cash equivalents and restricted cash provided by (used in) financing activities	56,816	(648)
Net change in cash, cash equivalents and restricted cash	21,641	(9,940)
Cash, cash equivalents and restricted cash, beginning of period	1,701	11,487
Cash, cash equivalents and restricted cash, end of period	$23,342	$1,547
Supplemental disclosure of noncash investing and financing activities:
Net assets acquired in connection with the Merger	$46	$—
Public offering costs included in accounts payable and accrued expenses	$800	$26
Conversion of convertible preferred stock into common stock (excluding Series D)	$121,315	$—
Conversion of Series D redeemable convertible preferred stock into common stock	$68,622	$—
Redemption of Series D 2X liquidation preference upon conversion of Series D redeemable convertible preferred stock into common stock	$80,000	$—
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

Evofem Biosciences, Inc.’s operations include those of its wholly-owned subsidiaries, Evofem Inc. (Evofem Inc.), a Delaware corporation, Evofem North America, Inc., a Delaware corporation (ENA), Evofem Limited, LLC, a Delaware limited liability company and Evofem Ltd., a limited company registered in England and Wales and those of its partially owned subsidiary, Evolution Pharma, a Dutch limited partnership (EP) with 99% of the outstanding partnership interests held by Evofem Inc. and 1% of the outstanding partnership interests held by Evofem Limited, LLC. Evofem Limited, LLC and Evofem Ltd. are currently inactive.

Unless otherwise noted, (i) references in this report to “Evofem” and the “Company” refer to Evofem Biosciences, Inc. and its subsidiaries following the closing of the Merger on the Closing Date, (ii) references to “Private Evofem” refer to Evofem Biosciences Operations, Inc. and its subsidiaries prior to the closing the Merger on the Closing Date, (iii) references to “Neothetics” refer to Neothetics, Inc. and its subsidiaries prior to the closing of the Merger on the Closing Date, and (iv) references to share amounts, figures (other than exchange ratios) and other information have been adjusted to reflect the Reverse Stock Split.

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
Evofem’s lead product candidate, Amphora® (L-lactic Acid, citric acid, and potassium bitartrate) is a hormone-free, on demand, woman-controlled vaginal gel currently in a Phase 3 clinical trial as a contraceptive and in a Phase 2b trial for the prevention of urogenital chlamydia and gonorrhea in women. Evofem’s pipeline also includes an MPT vaginal gel product candidate for the reduction of recurrent BV.  The Company is planning a Phase 2b clinical trial in this indication, building on favorable results of a recently-completed a Phase 1 trial.

Basis of Presentation and Principles and Consolidation

Since Private Evofem was determined to be the accounting acquirer in connection with the Merger, it recorded Neothetics’ assets and liabilities at fair value as of the Closing Date. Therefore, for periods prior to the Merger, the condensed consolidated financial statements were prepared on a stand-alone basis for Private Evofem and did not include the combined entities' financial position. Subsequent to the Merger, the condensed consolidated financial statements as of and for the six months ended June 30, 2018 included Neothetics' assets and liabilities.

The Company prepared the unaudited interim condensed consolidated financial statements included in this Quarterly Report in accordance with accounting principles generally accepted in the U.S. (GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC) related to quarterly reports on Form 10-Q.

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

The unaudited interim condensed consolidated financial statements included in this report have been prepared on the same basis as the Company's audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, cash flows, and statement of convertible preferred stock and stockholders' equity (deficit) for the periods presented. The results for the three and six months ended June 30, 2018 are not necessarily indicative of the results expected for the full year. The condensed consolidated balance sheet as of December 31, 2017 was derived from the 2017 Audited Financial Statements.
Risks, Uncertainties and Going Concern
The Company’s principal operations have been related to research and development, including development of the Company's lead product candidate, Amphora, as well as raising capital, recruiting personnel and establishing a corporate infrastructure. The Company has incurred operating losses and negative cash flows from operating activities since inception. As described in Note 9- Public Offering, the Company received net proceeds of approximately $37.5 million, net of the underwriting discounts and commissions, but before deducting the estimated offering costs, from a public offering which closed on May 24, 2018. As of June 30, 2018, the Company had cash and cash equivalents of $22.8 million, working capital of $3.6 million and an accumulated deficit of $399.7 million. The Company anticipates it will continue to incur net losses into the foreseeable future.
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

The Company anticipates it will continue to incur net losses for the foreseeable future and incur additional costs associated with being a public company. Research and development expenses are expected to increase for the foreseeable future due to the Company's ongoing confirmatory Phase 3 clinical trial for Amphora for the prevention of pregnancy, the ongoing Phase 2b clinical trial for prevention of chlamydia and gonorrhea, and planned clinical trials for the BV product candidate. According to management estimates, liquidity resources as of June 30, 2018 are not sufficient to maintain its planned level of operations for the next 12 months.

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
On an ongoing basis, Management evaluates its estimates related to, but not limited to, the useful lives of property and equipment, the recoverability of long-lived assets, preclinical and clinical trial accruals, the measurement of the Series D 2X liquidation preference, assumptions used in estimating the fair value of warrants issued in connection with the Merger and common warrants in connection with a public offering closed on May 24, 2018 as more described in Note 9- Public Offering, assumptions used in estimating the fair value of stock-based compensation expense and other contingencies. The Company’s assumptions regarding the measurement of the Series D 2X liquidation preference and stock-based compensation are more fully described in Note 5 — Fair Value of Financial Instruments and Note 11 — Stock-based Compensation, respectively. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances and adjusts when facts and circumstances dictate. The estimates are the basis for making judgments about the carrying values of assets and liabilities and recorded expenses that are not readily apparent from other sources. As future events and their effects cannot be determined with precision, actual results may materially differ from those estimates or assumptions.
Segment Reporting
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. Deposits in the Company’s checking and time deposit accounts are maintained in federally insured financial institutions in excess of federally insured limits. The Company invests in funds through a major U.S. bank and is exposed to credit risk in the event of default to the extent of amounts recorded on the consolidated balance sheets.

The Company has not experienced any losses in such accounts and believes it is not exposed to significant concentrations of credit risk on its cash, cash equivalents and restricted cash balances due to the financial position of the depository institutions in which these deposits are held.

Significant Accounting Policies

The Company's significant accounting policies are more fully described in Note 2 to the 2017 Audited Financial Statements. There have been no changes to the significant accounting policies during the first six months of fiscal year 2018.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash, reported within the condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2018	2017
Cash and cash equivalents	$22,788	$1,027
Restricted cash	554	520
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows	$23,342	$1,547
Net Loss Per Share
Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, potentially dilutive securities are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and therefore, basic and diluted net loss per share were the same for all periods presented. Potentially dilutive securities excluded from the calculation of diluted net loss per share are summarized in the table below. For the three and six months ended June 30, 2017, the shares in the table have been adjusted to reflect the conversion of Series A, B, C-1, and C convertible preferred stock and Series D redeemable convertible preferred stock (Series D) into common stock as fully described in Note 8- Convertible Preferred Stock, and the Reverse Stock Split.

	Three and Six Months Ended June 30,
	2018	2017
Convertible preferred stock	—	1,027,079
Series D redeemable convertible preferred stock	—	5,159,240
Unvested restricted common stock subject to repurchase	—	122,149
Unvested restricted stock units	—	2,566
Options to purchase common stock	3,573,640	160,363
Warrants to purchase common stock	4,775,886	—
Total	8,349,526	6,471,397
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
Recently Issued Accounting Pronouncements — Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU No. 2016-02), which changes the presentation of assets and liabilities relating to leases. The core principle of ASU No. 2016-02 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. The new standard as amended by ASU No. 2018-01, ASU No. 2018-10 and ASU No. 2018-11 will be effective for the Company beginning January 1, 2019. The Company’s sublease for office space under a noncancelable lease agreement entered into effective January 30, 2015 (the 2015 Lease) as a lessee and sublease with WomanCare Global Trading, Inc. (the WCG Sublease) as a lessor will both expire in 2020 (see Note 6 — Commitments and Contingencies for more details) and be subject to the provisions of this new standard. While the Company continues to evaluate the impact of this new standard as a lessee and a sublessor on its consolidated financial statements, the Company currently expects the primary impact will be to record right-of-use assets and lease liabilities for the 2015 Lease as a lessee and rent receivable for the WCG Sublease as a lessor in the consolidated balance sheets.

In June 2018, the FASB issued ASU No. 2018-07, Compensation- Stock Compensation (Topic 718) (ASU No. 2018-07), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees that are currently covered under Accounting Standards Codification (ASC) 505-50, Equity-Equity-Based Payments to Non-employees. ASU No. 2018-07 will be effective for the Company beginning January 1, 2019. Early adoption is permitted. The Company is in the process of evaluating the impact of this standard on its consolidated financial statements.

3.    Merger Transactions

As described in Note 1- Description of Business and Basis of Presentation, Private Evofem merged with Neothetics effective on the Closing Date. The Merger was accounted for as a reverse recapitalization with Private Evofem treated as the accounting acquirer pursuant to ASC 805- Business Combinations. Under reverse recapitalization accounting, the accounting acquirer shall measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their acquisition-date fair values.

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

•
Issued warrants for the purchase up to an aggregate of 155,081,982 shares of Private Evofem's common stock to funds affiliated with Invesco Ltd. (the Invesco Warrants), which were immediately net exercised on a cashless basis for 154,593,455 shares of Private Evofem's common stock;

•
Exchanged 270,969,445 shares of Private Evofem's common stock for 41,732,794 shares of Neothetics’ common stock on a pre-split basis at the common stock exchange ratio of 0.1540, subject to adjustment for the Reverse Stock Split

(or 6,955,456 shares on a post-split basis). These shares, together with the shares converted from the 80 shares of Private Evofem Series D discussed below, accounted for an aggregate 87% ownership in Neothetics upon closing of the Merger;

•	Converted 80 shares of Private Evofem’s Series D into 41,273,941 shares of Neothetics' common stock on a pre-split basis (or 6,878,989 on a post-split basis), including:

i. Adjustment for the final change in fair value of Private Evofem’s Series D 2X liquidation preference;

ii. Redemption of the Series D 2X liquidation preference upon conversion;

iii. Private Evofem’s Series D Warrant Rights were assumed by Neothetics and exchanged for three shares of the Company's common stock and warrants for the purchase of 2,000,000 shares of the Company's common stock (the WIM Warrants). The Company recorded the fair value of the WIM Warrants and related capital contribution upon issuance of the WIM Warrants; and

iv. Recording cash dividends between January 6, 2018 and the Closing Date, which was paid upon closing of the Merger to Woodford Investment Management Ltd (WIM).

•	Sold 1,614,289 shares of the Company's common stock in a private placement for gross proceeds of $20.0 million;

•
Neothetics affected the Reverse Stock Split, and thus the Company adjusted common stock and additional paid-in capital associated with shares issued in connection with the Merger due to the 6:1 reverse stock split; and

•
Neothetics assumed Private Evofem's 2012 Equity Incentive Plan and each outstanding stock option issued thereunder was converted into the right to purchase the number of shares of Neothetics' common stock equal to approximately 0.1540, subject to adjustment for the Reverse Stock Split, multiplied by the number of shares of Private Evofem’s common stock issuable upon exercise of the option to purchase shares of Private Evofem’s common stock.

4.    Balance Sheet Details
Prepaid and Other Current Assets
Prepaid and other current assets consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Flex note receivable (1)	$250	$250
Other receivable from related parties	155	17
Clinical supplies	90	119
Insurance	270	96
Rent	63	63
Research and development costs	138	30
Other	167	78
Total	$1,133	$653
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
Property and Equipment, Net
Property and equipment, net, consists of the following (in thousands):

	Useful Life	June 30, 2018	December 31, 2017
Research equipment	5 years	$639	$639
Computer equipment and software	3 years	6	6
Office furniture	5 years	205	205
Leasehold improvements	5 years or less	340	340
		1,190	1,190
Less: accumulated depreciation and amortization		(473)	(342)
Total, net		$717	$848
Depreciation expense was $65,000 for both the three months ended June 30, 2018 and 2017, and $0.1 million for both the six months ended June 30, 2018 and 2017.
Other Noncurrent Assets
Other noncurrent assets consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Flex note receivable, net of current portion	$500	$750
Prepaid Directors & Officers insurance	477	—
Total	$977	$750

Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Clinical studies	$9,227	$8,789
Sublicense fees	1,117	2,000
Public offering costs	176	135
Board of directors’ fees and related expenses	50	247
Legal and other professional fees	239	727
Other	295	188
Total	$11,104	$12,086

5.    Fair Value of Financial Instruments
The fair values of the Company’s assets and liabilities, including the money market fund and Series D 2X liquidation preference, measured on a recurring basis are summarized in the following tables, as applicable (in thousands):

	June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund (1)	$62	$62	$—	$—
Total assets	$62	$62	$—	$—
_______________________
(1) Included as a component of cash and cash equivalents on the accompany condensed consolidated balance sheet.

	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Series D 2X liquidation preference	$(79,870)	$—	$—	$(79,870)
Total liabilities	$(79,870)	$—	$—	$(79,870)

Series D 2X liquidation preference is stated at fair value and is considered a Level 3 input because the fair value measurement is based, in part, on significant inputs not observed in the market. The Company determined the fair value of Series D 2X liquidation preference as described below.
The following table summarizes the changes in Level 3 financial liabilities measured at fair value on a recurring basis for the six months ended June 30, 2018 (in thousands). There were no activities for the three months ended June 30, 2018.

Series D 2X Liquidation Preference Liability
Balance at December 31, 2017	$79,870
Change in fair value of Series D 2X liquidation preference	130
Redemption of Series D 2X liquidation preference upon conversion of Series D	(80,000)
Balance at June 30, 2018	$—
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
In connection with the Merger, Private Evofem converted 80 shares of Series D into Neothetics' common stock. To determine the final fair value of the Series D 2X liquidation preference, the Company utilized a hybrid valuation model that considers the probability of achieving certain exit scenarios, the Company’s cost of capital, the estimated period the Series D

2X liquidation preference would be outstanding, consideration received for the instrument with the Series D 2X liquidation preference and at what price and changes, if any, in the fair value of the underlying instrument to the Series D 2X liquidation preference. At December 31, 2017, the most significant assumption was the probability of occurrence, which was concluded to be high, and as a result the fair value as of December 31, 2017 approximated the final redemption value. The valuations resulted in a concluded fair value of the Series D 2X liquidation preference of $80.0 million as of the Closing Date, which was reclassified from a Series D 2X liquidation preference to additional paid-in capital upon the conversion into Neothetics' common stock.
The change in fair value of the Series D 2X liquidation preference for the three months ended June 30, 2017 was $0.2 million, and $0.1 million and $0.6 million for the six months ended June 30, 2018 and 2017, respectively. There was no such change for the three months ended June 30, 2018 as the Series D was converted into common stock in connection with the Merger.

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

Effective January 30, 2015, Private Evofem entered into the 2015 Lease that expires in March 2020. The sublease provides for two renewal periods of five years each, but the sub-lessor is not expected to renew its lease. In lieu of paying a security deposit directly to the sub-lessor, the Company maintains a time deposit in favor of the sub-lessor (the Deposit), which is included in restricted cash in the condensed consolidated balance sheets. During months 13 through 58 of the 2015 Lease term, subject to certain restrictions, approximately $5,000 of the Deposit may be released each month through November 2019 and approximately $66,000 of the Deposit may be released each month between December 2019 and March 2020. As of June 30, 2018 and December 31, 2017, restricted cash maintained as collateral for the Company’s Deposit was $0.4 million for both periods.
Concurrent with the execution of the 2015 Lease, Private Evofem entered into the WCG Sublease with WomanCare Global Trading, Inc. (WCGT) whereby WCGT agreed to sublease approximately 25% (subject to annual adjustment), as amended, of the Company’s office space. The Company remains the primary obligor under the WCG Sublease and records all sublease income as a reduction of rent expense in the condensed consolidated statements of operations. WCGT paid an initial security deposit of approximately $0.3 million (the WCG Security Deposit). Effective April 1, 2018, the WCG Sublease was reassigned from WCGT to WCG Cares, whereby WCG Cares agreed to pay the Company 20% of the overall lease payment under the 2015 Lease. All terms and conditions remain the same as the original WCG Sublease. As of December 31, 2017, the WCG Security Deposit totaled approximately $0.2 million, which was included in accrued expenses and other noncurrent liabilities in the condensed consolidated balance sheet and was repaid to WCGT in June 2018. There were $40,000 and $57,000 of sublease payments received from WCGT during the three months ended June 30, 2018 and 2017, respectively, and $40,000 and $85,000 of sublease payments received during the six months ended June 30, 2018 and 2017, respectively.

On January 20, 2015, Neothetics entered into a non-cancelable operating lease with LJ Gateway Office LLC (LJ Gateway Lease) for its facilities, which expires in March 2020. In connection with the LJ Gateway Lease, Neothetics issued a stand-by letter of credit in lieu of a security deposit. On January 31, 2017, Neothetics entered into an Eleventh Amendment to the LJ Gateway Lease (the Lease Amendment), which provided Neothetics with additional office space located at Suite No. 250. Concurrent with the Lease Amendment, Neothetics entered into a sublease providing for the sublease of additional office space (Suite 270). Upon the occurrence of the sublessee retaining possession of the original premises in February 2017, the sublessee received rent abatement for months one, three, and four as well as a discount of 50% off the base rent for months five through nine. The sublessee paid Neothetics a base rent of $27,768 for the second month’s rent and $30,317 security deposit. The base rent will increase by three percent on each annual anniversary. The Company has recorded the rental income collected or accrued under the sublease as a reduction of rent expense. As of June 30, 2018 and December 31, 2017, restricted cash maintained as collateral for LJ Gateway Lease's security deposit was $0.1 million.

In December 2017, Neothetics entered into the Twelfth Amendment to the LJ Gateway Lease, whereby upon the mutual execution and delivery of a new lease between LJ Gateway Office LLC’s affiliate and the sublessee and upon the occurrence of the sublessee vacating their subleased space, LJ Gateway Office LLC and Neothetics agreed that the LJ Gateway Lease with respect to the Suite 270 office space shall be terminated. In June 2018, the LJ Gateway Lease was terminated. Upon termination, the Company repaid the sublessee $30,317 security deposit.
Rent expense was $0.1 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively, and $0.3 million and $0.4 million for the six months ended June 30, 2018 and 2017, respectively. Rent expense is recognized on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of rent paid is accounted for as deferred rent in the condensed consolidated balance sheets, of which the current portion is included in accrued expenses in the condensed consolidated balance sheets.
As of June 30, 2018, future minimum lease commitments under the above mentioned operating leases, together with sublease income, are as follows (in thousands):

	Operating Leases	Sublease Income	Net
Year ending December 31, 2018	$374	$(75)	$299
Year ending December 31, 2019	777	(155)	622
Year ending December 31, 2020	201	(40)	161
Total	$1,352	$(270)	$1,082
Contingencies
From time to time the Company may be involved in various lawsuits, legal proceedings or claims that arise in the ordinary course of business. There were no claims or actions pending against the Company as of June 30, 2018 and December 31, 2017, which Management believes would have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.
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
As of June 30, 2018 and December 31, 2017, the Company had accrued sublicense fees of approximately $1.1 million and $2.0 million, respectively, which are included in accrued expenses in the condensed consolidated balance sheets. The Company is responsible for making interest payments to WomanCare Global International (WCGI) for unpaid sublicense fees. As of June 30, 2018 and December 31, 2017, accrued interest expense on unpaid sublicense fees totaled $0.1 million for both periods. See Note 7 – Related-party Transactions for a summary of the Company’s transactions with WCGCIC and WCGI and related entities.

7.    Related-party Transactions
Consulting Agreements
Effective April 1, 2016, Private Evofem entered into a one-year consulting agreement (the 2016 Consulting Agreement) with Thomas Lynch, the chairman of the Company’s board of directors. Pursuant to the 2016 Consulting Agreement, Mr. Lynch provides consulting services with respect to investor relations and business development activities as requested from time to time. Pursuant to the 2016 Consulting Agreement, Mr. Lynch (i) received compensation of approximately $0.4 million, including $0.1 million related to his board services, (ii) received a stock option for the purchase of 150,000 shares of the Private Evofem's common stock with an exercise price of $1.19 per share on a pre-split basis, which vest over a one-year period through March 1, 2017 and (iii) was issued a restricted stock unit for the rights to 100,000 shares of the Private Evofem’s common stock (RSU) on a pre-split basis. Upon completion of the Merger, Mr. Lynch’s vested stock option was converted into an option to purchase up to 3,850 shares of the Company’s common stock with an exercise price of $46.36 per share. In addition upon closing of the Merger, Mr. Lynch agreed to cancel all of his unvested restricted stock units received pursuant to the 2016 Consulting Agreement. See Restricted Stock Units discussion in Note 11 — Stock-based Compensation for the accounting treatment for Mr. Lynch’s restricted stock units granted in 2016.
In August 2017, Private Evofem and Mr. Lynch entered into a two-year consulting agreement (the 2017 Consulting Agreement), which was effective as of April 1, 2017. This 2017 Consulting Agreement provides for (i) annual compensation of $0.4 million, including $0.1 million related to his board services and (ii) a stock option for the purchase of 250,000 shares of Private Evofem’s common stock on a pre-split basis that vests quarterly through March 31, 2018, which remained unissued at the time of the Merger. On March 12, 2018, the Company issued a stock option for the purchase of 225,000 shares of the Company's common stock in lieu of the unissued stock option pursuant to the 2017 Consulting Agreement, of which 125,000 vested on the grant date and the remaining shares shall vest in a series of twelve successive equal monthly installments upon completion of each additional month of service measured from April 1, 2018. The option was awarded in connection with Mr. Lynch's consulting services for the Company for the fiscal years 2016 to 2018. This option was granted under the Amended and Restated 2014 Plan, which was approved at the Company’s annual meeting held on May 8, 2018. See “Contingent Options” discussion in Note 11 - Stock-based Compensation.
Consulting fees incurred under the 2016 and 2017 Consulting Agreements were approximately $70,000 for both the three months ended June 30, 2018 and 2017, and $0.1 million for both the six months ended June 30, 2018 and 2017. As of June 30, 2018, there was no accrued compensation owed to Mr. Lynch.
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
As more fully described in Note 6 — Commitments and Contingencies, (i) effective in February 2015, Private Evofem and WCGT, a WCGI subsidiary, entered into a sublease for office space, which was terminated and reassigned to WCG Cares effective April 1, 2018, and (ii) in October 2015, (a) Private Evofem, through its wholly-owned subsidiaries, entered into two sublicense agreements whereby Private Evofem was responsible for paying $5.0 million in annual sublicense fees, net of amounts paid under the grant agreement during 2015, to WCGCIC, also a WCGI affiliate, and (b) the service and grant agreements were cancelled. Sublicense fees are included in research and development expenses in the condensed consolidated statements of operations.
In early 2015, Private Evofem became the corporate sponsor of WCGI’s “Then Who Will” educational campaign, which ended in late 2017. During the three and six months ended June 30, 2017, corporate support payments to vendors performing services for the “Then Who Will” campaign on behalf of WCGI totaled approximately $0.1 million and $0.2 million, respectively, which were included in general and administrative expenses in the condensed consolidated statements of operations. There were no such payments during the three and six months ended June 30, 2018.
Effective January 2016, Private Evofem and WCGI entered into a shared-services agreement (the SSA), which replaced the prior service agreement. Under the terms of the SSA, Private Evofem and WCGI cross charge the other company’s services provided by each entity on behalf of the other. The SSA also allows for netting of due to and due from shared-services fees. Through December 31, 2016, Ms. Pelletier was being paid directly by each WCGI and Private Evofem. As of January 1, 2017,

Ms. Pelletier was no longer paid directly by WCGI and was subject to Private Evofem’s SSA. Services provided under the SSA on behalf of WCGI totaled approximately $0.2 million for the three months ended June 30, 2017, and $0.1 million and $0.5 million for the six months ended June 30, 2018 and 2017, respectively. There were no such services provided for the three months ended June 30, 2018. As of June 30, 2018 and December 31, 2017, net shared-services due to the Company totaled zero and approximately $13,000, respectively.
The following table summarizes receivables, payables, payments and expenses related to the Company’s transactions with WCGI related entities as of and for the six months ended June 30, 2018 and 2017, respectively (in thousands):

	2018	2017
Receivables	$—	$79
Payables	$1,252	$2,021
Payments	$883	$1,018
Operating and Interest expense	$59	$26
Transactions with WCG Cares
In 2013, WCG Cares, a 501(c)(3) nonprofit organization was incorporated under the laws of the State of California. Its primary purpose is to directly engage in and/or fund the development and implementation of programs that promote reproductive health, education, research and increased access to high-quality, innovative and affordable reproductive healthcare and healthcare products around the world. Since May 2018, Ms. Pelletier has served as a director of the Board of WCG Cares, and she served as the Chair of the Board of WCG Cares from November 2017 to May 2018 and as the Chief Executive Officer and President of WGC Cares from 2013 to November 2017. Mr. Justin J. File also served as WCG Cares' Chief Financial Officer from November 2017 to May 2018. Dr. Kelly Culwell has served as WCG Cares' Chief Medical Officer since November 2017. See shared-services agreement discussion below.

The Company agreed to be a corporate sponsor of WCG Cares’ U.S. education campaign, the Tryst Network, which officially launched in February 2018. The Company paid WCG Cares a one-time payment of $0.3 million in March 2018 in connection with this corporate sponsorship of the Tryst Network. During the second quarter of 2018, the Company ceased being the corporate sponsor of the Tryst Network. As of June 30, 2018 and December 31, 2017, accrued Tryst-related costs totaled zero and $0.2 million, respectively.

In March 2018, the Company and WCG Cares entered a shared-services agreement (the Cares Shared Services Agreement). Under the terms of the Cares Shared Services Agreement, the Company and WCG Cares cross charge services provided by each entity (or its subsidiaries) on behalf of the other. The Cares Shared Services Agreement also allows for netting of due to and due from shared-services fees. As of June 30, 2018, net shared-services due to the Company totaled approximately $37,000.

Variable Interest Entity Considerations
Due to shared management and numerous agreements between the Company and WCGI and the Company and WCG Cares, management reviewed its relationship with both WCGI and its subsidiaries and WCG Cares in accordance with the authoritative guidance for variable interest entities within ASC 810 - Consolidation. The Company concluded that due to WCGI’s and WCG Cares’ status as not-for-profit entities, the scope exception from qualifying as a variable interest entity was met and, therefore, the Company is not required to consolidate WCGI or WCG Cares.

8.    Convertible Preferred Stock
Immediately prior to the Merger, as more fully descried in Note 1- Description of Business and Basis of Presentation, each share of Private Evofem’s capital stock (other than Private Evofem’s Series D), including its Series A convertible preferred stock, Series B convertible preferred stock, Series C-1 convertible preferred stock and Series C convertible preferred stock was converted to Private Evofem's common stock on a one-for-one basis for an aggregate of 40,016,067 shares. Immediately following the Merger, Private Evofem's common stock was then exchanged for approximately 0.1540 shares of Neothetics’ common stock. In addition, each share of Private Evofem’s Series D was converted into approximately 515,924 shares of Neothetics’ common stock for an aggregate of 41,273,941 shares on a pre-split basis. As of June 30, 2018, no shares of convertible preferred stock were issued and outstanding.
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

9.    Public Offering

On May 24, 2018, the Company completed an underwritten public offering (the Offering), whereby the Company issued 7,436,171 shares of common stock at a public offering price of $4.69 per share and pre-funded warrants to purchase 1,063,829 shares of common stock at a public offering price of $4.68 per warrant and an exercise price of $0.01 per share. Each share of common stock and pre-funded warrant was issued together with a common warrant to purchase one-fifth of a share of the Company's common stock at a public offering price of $0.01 per warrant and an exercise price of $7.50 per share. An aggregate of 8,500,000 common warrants were issued in connection with the Offering and are exercisable to purchase an aggregate of 1,700,000 shares of common stock. The common warrants issued to the three funds affiliated with WIM that participated in the Offering were issued as a unit with one share of common stock (an aggregate of three “Unit Shares”). Except with respect to the Unit Shares, the shares of common stock, pre-funded warrants and common warrants are separately transferable. The Company determined that the pre-funded warrants and common warrants are free standing financial instruments and equity classified in accordance with ASC 480- Distinguish Liabilities from Equity.
The Company received net proceeds of approximately $37.5 million, net of the underwriting discounts and commissions, but before deducting the estimated offering costs of $1.4 million. The estimated offering costs were recorded as contra additional-paid in capital in the condensed consolidated balance sheet. The common stock and warrants issued in the Offering were registered pursuant to a registration statement on Form S-1 filed with the SEC on May 16, 2018 and declared effective on May 21, 2018.
On June 26, 2018, the Company issued an additional 912 common warrants to purchase approximately 182 shares of common stock upon an underwriters’ exercise of their overallotment option. The offering price and exercise price were the same as the common warrants issued on May 24, 2018. The net proceeds received from this issuance were immaterial.
The Company intends to use the net proceeds from the Offering to fund its ongoing clinical trials of Amphora vaginal gel for the prevention of pregnancy and for the prevention of urogenital transmission of chlamydia and gonorrhea in women, respectively, as well as for general corporate purposes, funding working capital needs and any necessary capital expenditures.

10.    Stockholders' Equity (Deficit)

Warrants

As of June 30, 2018, warrants to purchase approximately 4,775,886 shares of the Company's common stock remain outstanding at a weighted average exercise price of $6.30 per share. These warrants include:

•
WIM Warrants to purchase up to 2,000,000 shares of common stock as described in Note 8- Convertible Preferred Stock, which will become exercisable on January 17, 2019 and shall remain exercisable for four years unless there is a completion of an acceleration event as defined by the WIM Warrants agreements;

•	Warrants to purchase 11,875 shares of common stock that were issued prior to the Merger, which were exercisable as of June 30, 2018 and shall remain exercisable until 2020, 2022 and 2024;

•
Pre-funded warrants to purchase 1,063,829 shares of common stock in the Offering as described in Note 9- Public Offering, which were exercisable on May 24, 2018 and shall remain exercisable until shares are exercised;

•	Common warrants to purchase 1,700,000 shares of common stock in the Offering, which were exercisable on May 24, 2018 and shall remain exercisable for seven years; and

•
Common warrants to purchase approximately 182 shares of common stock upon exercise of the underwriter's overallotment option, which were exercisable on June 26, 2018 and shall remain exercisable for seven years.

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
On May 24, 2018, the Company issued 7,436,171 shares of common stock upon closing of the Offering as described in Note 9- Public Offering.

At the Market Program

On December 1, 2015, Neothetics entered into a Controlled Equity Offering Sales Agreement (Sales Agreement) with Cantor Fitzgerald, as a sales agent pursuant to which Neothetics may offer and sell from time to time, through Cantor Fitzgerald shares of Neothetics' common stock, par value $0.0001 per share, having an aggregate offering price of up to $20.0 million. The minimum share price for this Controlled Equity Offering is selected at the discretion of the Company’s board of directors. Through June 30, 2018, no shares of common stock have been sold pursuant to this Sales Agreement.
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance is as follows in common equivalent shares as of June 30, 2018:

Common stock issuable upon the exercise of stock options outstanding	3,573,640
Common stock issuable upon the exercise of common stock warrants	4,775,886
Common stock available for future issuance under the 2014 ESPP	118,825
Common stock available for future issuance under the Amended and Restated 2014 Plan	1,833,192
Total common stock reserved for future issuance	10,301,543

11. Stock-based Compensation

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

On September 15, 2014, Neothetics' board of directors adopted, and stockholders approved, the Equity Incentive Plan (the 2014 Plan). On March 9, 2018, the Company's board of directors approved, subject to stockholder approval, and recommended its stockholders approve at the annual meeting held on May 8, 2018, the amendment and restatement of the 2014 Plan (the Amended and Restated 2014 Plan), that, among other things, would increase the number of authorized shares under the 2014 Plan from 749,305 to an aggregate of 5,300,000 shares. Such stockholder approval was obtained on May 8, 2018. As of June 30, 2018, there were 1,833,192 shares available to grant under the Amended and Restated 2014 Plan.

Stock Options
The following table summarizes stock-based compensation expense related to stock options granted to employees and non-employee directors included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$2,365	$43	$2,595	$90
General and administrative	8,298	169	8,756	341
Total	$10,663	$212	$11,351	$431

There were 134,375 and 1,283 shares of stock options granted during the three months ended June 30, 2018 and 2017, respectively, and 3,270,405 and 7,928 shares of stock options granted during the six months ended June 30, 2018 and 2017, respectively. The stock options granted in March 2018 to purchase up to an aggregate of 3,136,030 shares of common stock were granted under the Amended and Restated 2014 Plan approved by the Company’s board of directors on March 9, 2018, and were subject to the Company obtaining the requisite stockholder approval (the “Contingent Options”). Such stockholder approval of the Amended and Restated 2014 Plan was obtained on May 8, 2018.

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

The Contingent Options were granted with vesting terms that varied from those general terms as described above. A majority of Contingent Options had vested as of June 30, 2018, and as a result a significant amount of stock-based compensation expense was recognized during the three months ended June 30, 2018. As of June 30, 2018, unrecognized stock-based compensation expense for employees, non-employee directors and consultants stock options was approximately $6.4 million, which the Company expects to recognize over a weighted-average remaining period of 1.3 years, assuming all unvested options become fully vested.
Summary of Assumptions
The fair value of stock-based compensation for stock options granted to employees, non-employee directors and consultants was estimated on the date of grant using the BSM option pricing model based on the following weighted-average assumptions for options granted during the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Expected volatility	86.8%	90.6%	85.9%	90.9%
Risk-free interest rate	2.8%	1.9%	2.8%	2.2%
Expected dividend yield	—%	—%	—%	—%
Expected term (years)	5.8	6.0	5.4	5.7
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

Employee Stock Purchase Plan

In November 2014, Neothetics adopted the 2014 Employee Stock Purchase Plan (the ESPP), which enables eligible employees to purchase shares of its common stock using their after-tax payroll deductions of up to 15% of their eligible compensation, subject to certain restrictions.

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

Following completion of the Merger, there was no enrollment in the ESPP. During the three and six months ended June 30, 2018 and 2017, there were no shares of common stock purchased under the ESPP.

12. Subsequent Events
On July 2, 2018, under the Amended and Restated 2014 Plan, the Company issued an aggregate of 1,230,399 shares of RSAs to its executive management team, of which, 10,000 shares will vest based on certain performance conditions, 70,000 shares will vest in two equal installments on October 16, 2018 and 2019 upon completion of the grantee's services for the Company, and the remainder were immediately vested on the grant date. The non performance-based RSAs were valued at the fair value on the grant date and the associated expenses were fully recognized on the grant date. For the performance-based RSAs, (i) the fair value of the award was determined on the grant date, (ii) the Company assessed the probability of the individual milestone under the award being achieved and (iii) the fair value of the shares subject to the milestone is expensed over the implicit service period commencing once management believes the performance criteria is probable of being met. In addition, the Company issued 75,000 shares of RSUs to the chairman of the Company’s board of directors in consideration for certain consulting services provided to the Company in connection with the 2016 Consulting Agreement. The RSUs were fully vested on the grant date.
On July 24, 2018, upon the recommendation by the Compensation Committee, the Board of Directors adopted the Evofem Biosciences, Inc. 2018 Inducement Equity Incentive Plan (the Inducement Plan), pursuant to which the Company reserved 250,000 shares for the issuance of equity awards under the Inducement Plan. The only persons eligible to receive awards under the Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq Marketplace Rule 5635(c)(4) - that is, generally, a person not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to the individual's entering into employment with the Company.
On July 31, 2018, the Compensation Committee, with the authorization of the Board of Directors, approved a total of 1,135,020 shares of stock options to be granted to the Company's employees, non-employee directors and consultants under the Amended and Restated 2014 Plan. In addition, on July 31, 2018, the Compensation Committee, with the authorization of the Board of Directors, approved one-time, discretionary cash bonus awards, or the Discretionary Bonuses, to (i) Saundra Pelletier, our President and Chief Executive Officer, in the approximate net amount of $50,000, (ii) Justin J. File, our Chief Financial Officer, in the approximate net amount of $20,000, (iii) Kelly Culwell, M.D., our Chief Medical Officer, in the approximate net amount of $20,000 and (iv) Russ Barrans, our Chief Commercial Officer, in the approximate net amount of $20,000. The Discretionary Bonuses were paid such that each recipient received the above amounts net of applicable tax withholdings.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The terms “we,” “us,” “our,” “Evofem” or the “Company” refer collectively to Evofem Biosciences, Inc. and its wholly-owned subsidiaries, unless otherwise stated. All information presented in this Quarterly Report on Form 10-Q (Quarterly Report) is based on our fiscal year. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years ending December 31 and the associated quarters, months and periods of those fiscal years.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the corresponding notes included elsewhere in this Quarterly Report. For additional context with which to understand our financial condition and results of operations, see the audited consolidated financial statements and accompanying notes contained therein as of December 31, 2017 and 2016 and related notes in our Current Report on Form 8-K/A as filed with the SEC on April 6, 2018 (the 2017 Audited Financial Statements). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 as filed with the SEC on May 14, 2018. Unless otherwise defined in this section, the defined terms in this section have the meanings set forth in the 2017 Audited Financial Statements.

Overview

We are a San Diego-based clinical-stage biopharmaceutical company committed to developing and commercializing innovative products to address unmet needs in women’s sexual and reproductive health. We are currently developing product candidates for contraception, sexually transmitted infections (STIs), and bacterial vaginosis (BV).

Our lead product candidate, Amphora (L-lactic acid, citric acid, and potassium bitartrate) is currently being developed for three potential indications: as a contraceptive, for the prevention of urogenital chlamydia trachomatis infection (chlamydia) in women and for the prevention of urogenital Neisseria gonorrhoeae infection (gonorrhea) in women. Amphora is in a confirmatory Phase 3 clinical trial for contraception and in a Phase 2b clinical trial for prevention of chlamydia and gonorrhea.

Our confirmatory, Phase 3 clinical trial for Amphora as a contraceptive is an open-label, single-arm trial in 1,400 women in the United States. We expect to report top-line results from this trial in late 2018 and, if positive, to resubmit the New Drug Application (NDA) to the United States Food and Drug Administration (FDA) in the first half of 2019. Subject to acceptance and timely approval of the NDA by the FDA, we plan to commercialize Amphora in early 2020.

We are also conducting a Phase 2b clinical trial of Amphora for the prevention of certain STIs in women. The primary endpoint of this trial is prevention of chlamydia and the secondary endpoint is prevention of gonorrhea. We envision our STI program as developing label expansion opportunities to further differentiate Amphora from other contraceptive products in the market.

In addition, our pipeline includes a Multi-purpose Prevention Technology (MPT) vaginal gel product candidate for the treatment of recurrent BV. In a recently completed Phase 1 dose-finding trial for this product candidate, the highest dose formulation of our BV product candidate (5-gram) reduced vaginal pH for up to seven days following a single administration.

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

Merger

As described in Note 1- Description of Business and Basis of Presentation, on January 17, 2018 (the Closing Date), Neothetics, now known as Evofem Biosciences, Inc., completed its merger with privately-held Evofem Biosciences Operations, Inc. (Private Evofem), or the Merger; in accordance with the terms of the agreement and plan of merger and reorganization, dated October 17, 2017. Since Private Evofem was determined to be the accounting acquirer in connection with the Merger, it recorded Neothetics’ assets and liabilities at fair value as of the Closing Date. To reflect the close of the Merger, we recorded the following items:

•
Recorded the issuance of 154,593,455 shares of Private Evofem’s common stock upon the cashless exercise of warrants (the Invesco Warrants) issued to funds affiliated with Invesco Ltd., immediately prior to the closing of the Merger and recognized the fair value of the Invesco Warrants upon issuance.

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

•
Recorded the fair value of the warrants issued to funds affiliated with Woodford Investment Management Ltd (WIM) to purchase up to 2,000,000 shares of the Company's common stock (the WIM Warrants) and related capital contribution upon issuance of the WIM Warrants.

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

We historically have funded our operations primarily through sales of our common stock, convertible preferred stock, related-party advances and a note payable from Cosmederm Biosciences, Inc. (a prior related party).

Public Offering

On May 24, 2018, the Company completed an underwritten public offering (the Offering), whereby the Company issued 7,436,171 shares of common stock at a public offering price of $4.69 per share and pre-funded warrants to purchase 1,063,829 shares of common stock at a public offering price of $4.68 per warrant and an exercise price of $0.01 per share. Each share of common stock and pre-funded warrant was issued together with a common warrant to purchase one-fifth of a share of the Company's common stock at a public offering price of $0.01 per warrant and an exercise price of $7.50 per share. An aggregate of 8,500,000 common warrants were issued in connection with the Offering and are exercisable to purchase an aggregate of 1,700,000 shares of common stock.
The Company received net proceeds of approximately $37.5 million, net of the underwriting discounts and commissions, but before deducting the estimated offering costs of $1.4 million.
On June 26, 2018, the Company issued an additional 912 common warrants to purchase approximately 182 shares of common stock upon an underwriters’ exercise of their overallotment option. The offering price and exercise price were the same as the common warrants issued on May 24, 2018. The net proceeds received from this issuance were immaterial.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from our lead product candidate, Amphora. We do not expect to generate any revenue from any product candidates we develop unless and until we obtain regulatory approval and commercialize our products or enter into collaborative agreements with third parties. In the future, if Amphora is approved for commercial sale in the United States, we may generate revenue from product sales. Outside of the United States, we expect to out-license commercialization rights to Amphora to global pharmaceutical companies or other qualified potential partners or enter into collaborations for the commercialization and distribution of Amphora, from which we may generate licensing revenue. We do not expect to commercialize Amphora before 2020, if ever.

Operating Expenses

Research and development expenses

Our research and development expenses primarily consist of costs associated with the preclinical and clinical development of our product candidates. Our research and development expenses include:

•
external development expenses incurred under arrangements with third parties, such as fees paid to contract research organizations (CROs) relating to our clinical trials, costs of acquiring and evaluating clinical trial data such as investigator grants, patient screening fees, laboratory work and statistical compilation and analysis, and fees paid to consultants and our scientific advisory board;

•	costs to acquire, develop and manufacture clinical trial materials, including fees paid to contract manufacturers;

•	payments related to licensed products and technologies;

•	costs related to compliance with drug development regulatory requirements;

•	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense; and

•
facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment, and research and other supplies.

We expense internal and third-party research and development as incurred.

The following table summarizes research and development expenses by product candidate (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Allocated third-party development expenses:
Amphora, as a contraceptive	$5,419	$2,783	$14,903	$3,738
Chlamydia/gonorrhea	2,538	232	3,072	253
Bacterial vaginosis	220	116	431	321
Total allocated third-party development expenses	8,177	3,131	18,406	4,312
Unallocated internal research and development expenses:
Stock-based compensation expenses	2,365	43	2,595	90
Payroll related expenses	674	689	1,532	1,277
Other	617	215	1,259	381
Total unallocated internal research and development expenses	3,656	947	5,386	1,748
Total research and development expenses	$11,833	$4,078	$23,792	$6,060

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

General and administrative expenses

Our general and administrative expenses consist primarily of salaries, benefits, travel, business development expense, stock-based compensation expense, and other related costs for our employees and consultants in executive, administrative, finance and human resource functions. Other general and administrative expenses include facility-related costs not otherwise included in research and development and professional fees for accounting, auditing, tax and legal fees, and other costs associated with obtaining and maintaining our patent portfolio, and conducting commercial assessments for our product candidates.

We expect our general and administrative expenses to increase as we hire additional personnel to support the growth of our business and as a result of being a publicly-traded company.

Other Income (Expense)

Other income (expense) consists primarily of loss on issuance of warrants and the change in fair value of the Series D 2X liquidation preference, which for each share of Series D is equal to two times the issuance price per share of Series D, plus accrued and unpaid dividends, and became payable upon the closing of the Merger.

Loss on issuance of warrants was recognized upon issuance of warrants as they were determined as free-standing equity-classified financial instruments. These warrants were the Invesco Warrants issued in connection with the Merger.

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

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017 (in thousands):

Research and development expenses

	Three Months Ended June 30,		2018 vs. 2017
	2018	2017	$ Change	% Change
Research and development	$11,833	$4,078	$7,755	190%

The overall increase in research and development expenses was primarily due to a $5.3 million increase in clinical trial costs related to our confirmatory Phase 3 clinical trial for Amphora for the prevention of pregnancy and our Phase 2b clinical trial for prevention of chlamydia, both of which commenced enrollment in the second half of 2017, and a $2.3 million increase stock-based compensation associated with the Contingent Options granted in March 2018.

General and administrative expenses

	Three Months Ended June 30,		2018 vs. 2017
	2018	2017	$ Change	% Change
General and administrative	$11,409	$2,280	$9,129	400%

The overall increase in general and administrative expenses was primarily due to a $8.7 million increase in personnel costs mainly attributable to a $0.5 million increase in salaries and bonus expense from increased headcount and a $8.1 million increase in stock-based compensation associated with the Contingent Options granted in March 2018 as well as options granted to employees and non-employee directors during the second quarter of 2018. In addition, there was a $0.3 million increase in professional fees related to audit and legal fees associated with requirements as a public company. These increases were partially offset by a $0.2 million decrease in public relations and market research related expenses.

 Change in fair value of Series D 2X liquidation preference

	Three Months Ended June 30,		2018 vs. 2017
	2018	2017	$ Change	% Change
Change in fair value of Series D 2X liquidation preference	$—	$(250)	$250	(100)%

As described in Note 3- Merger Transactions, the Company converted all 80 shares issued and outstanding Series D into Neothetics' common stock in January 2018 and recognized a change in fair value of the Series D 2X liquidation preference upon a final valuation during the three months ended March 31, 2018. Therefore, there was no such change in fair value for the three months ended June 30, 2018.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017 (in thousands):

Research and development expenses

	Six Months Ended June 30,		2018 vs. 2017
	2018	2017	$ Change	% Change
Research and development	$23,792	$6,060	$17,732	293%

The overall increase in research and development expenses was primarily due to a $14.4 million increase in clinical trial costs related to our confirmatory Phase 3 clinical trial for Amphora for the prevention of pregnancy and our Phase 2b clinical trial for prevention of chlamydia and gonorrhea, both of which commenced enrollment in the second half of 2017, a $2.3 million increase in stock-based compensation associated with the Contingent Options granted in March 2018, a $0.2 million increase in stock-based compensation associated with a modification to a Neothetics employee's outstanding options, and a $0.4 million increase in costs incurred for outside services associated with clinical trial activities.

General and administrative expenses

	Six Months Ended June 30,		2018 vs. 2017
	2018	2017	$ Change	% Change
General and administrative	$20,436	$5,211	$15,225	292%

The overall increase in general and administrative expenses was primarily due to a $9.5 million increase in personnel costs, including a $1.0 million increase in salaries and bonus expense from increased headcount and a $8.4 million increase in stock-based compensation related to Contingent Options granted in March 2018 as well as stock options granted to employees and non-employee directors during the second quarter of 2018 ($8.1 million), a modification to Neothetics employees' outstanding options ($0.2 million) and the acceleration of vesting for outstanding options granted to Private Evofem's non-employees directors ($0.1 million). In addition, there was a $4.9 million increase in professional services and personnel costs mainly attributable to the one-time costs associated with the Merger, a $0.5 million increase in costs incurred for various outside services associated with requirements as a public company and a $0.3 million increase in business insurance. These increases were partially offset by a $0.5 million decrease in public relations and market research related expenses.

Loss on issuance of warrants

	Six Months Ended June 30,		2018 vs. 2017
	2018	2017	$ Change	% Change
Loss on issuance of warrants	$(47,920)	$—	$(47,920)	100%

As described in Note 10- Stockholders' Equity (Deficit), the Company issued the Invesco Warrants immediately prior to the Closing Date in connection with the Merger, with the Company recognizing the fair value of these warrants as a loss on issuance during the six months ended June 30, 2018. No such activity occurred during the six months ended June 30, 2017.

Change in fair value of Series D 2X liquidation preference

	Six Months Ended June 30,		2018 vs. 2017
	2018	2017	$ Change	% Change
Change in fair value of Series D 2X liquidation preference	$(130)	$(600)	$470	(78)%

As described in Note 5- Fair Value of Financial Instruments, in connection with the Merger the Company recognized a change in fair value of the Series D 2X liquidation preference upon a final valuation before conversion of all 80 shares issued and outstanding Series D into Neothetics' common stock. The valuation model utilized considers the probability of achieving certain exit scenarios, the Company’s cost of capital, the estimated period the Series D 2X liquidation preference would be outstanding, consideration received for the instrument with the Series D 2X liquidation preference and at what price and changes, if any, in the fair value of the underlying instrument to the Series D 2X liquidation preference. The variance in change in fair value represents changes in assumptions in the valuation model.

Liquidity and Capital Resources

Overview

We have incurred losses and negative cash flows from operating activities since inception. As fully described in Note 9- Public Offering, the Company received net proceeds of approximately $37.5 million, net of the underwriting discounts and commissions but before deducting the estimated offering costs, from the Offering, which closed on May 24, 2018. As of June 30, 2018, the Company had $22.8 million in cash and cash equivalents, working capital of $3.6 million and an accumulated deficit of $399.7 million.

We anticipate we will continue to incur net losses for the foreseeable future and incur additional costs associated with being a public company. We expect our research and development expenses will increase for the foreseeable future due to our ongoing clinical trials for Amphora for the prevention of pregnancy and for the prevention of chlamydia and gonorrhea. According to management estimates, liquidity resources as of June 30, 2018 are not sufficient to maintain our planned level of operations for the next 12 months. In addition, the uncertainties associated with our ability to (i) obtain additional equity financing on terms that are favorable to us, (ii) enter into collaborative agreements with strategic partners and (iii) succeed in our future operations, raise substantial doubt about our ability to continue as a going concern.

The opinion of our independent registered public accounting firm on our audited financial statements as of and for the years ended December 31, 2017 and 2016 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. Our unaudited condensed consolidated financial statements as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 appearing in this Quarterly Report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue our operations.

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

At the Market Program

On December 1, 2015, the Company entered into a Controlled Equity Offering Sales Agreement (the Sales Agreement) with Cantor Fitzgerald, as a sales agent pursuant to which the Company may offer and sell from time to time, through Cantor Fitzgerald, shares of our common stock, par value $0.0001 per share, having an aggregate offering price of up to $20.0 million. The minimum share price for any Sales Agreement is selected at the discretion of the Company’s board of directors. No shares of common stock were sold pursuant to this Sales Agreement during the three and six months ended June 30, 2018.

Summary Statement of Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Six Months Ended June 30,		2018 vs. 2017
	2018	2017	% Change
Net cash, cash equivalents and restricted cash used in operating activities	$(37,325)	$(9,542)	291%
Net cash, cash equivalents and restricted cash provided by investing activities	2,150	250	760%
Net cash, cash equivalents and restricted cash provided by (used in) financing activities	56,816	(648)	(8,868)%
Net increase (decrease) in cash, cash equivalents and restricted cash	$21,641	$(9,940)	(318)%

Cash Flows from Operating Activities. Since inception, the primary use of cash, cash equivalents and restricted cash was to fund further development of our lead product candidate, Amphora, as a contraceptive, as well as potential other indications and to support general and administrative operations.

Cash Flows from Investing Activities. Net cash, cash equivalents and restricted cash provided by investing activities for the six months ended June 30, 2018 increased by $1.9 million compared to the same period in 2017 primarily due to cash acquired from Neothetics in connection with the Merger as described in Note 1- Description of Business and Basis of Presentation.

Cash Flows from Financing Activities. During the six months ended June 30, 2018, the primary source of cash, cash equivalents and restricted cash was the sale of 1,614,289 shares of the Company's common stock for gross proceeds of $20.0 million in a private placement transaction, the sale of 7,436,171 shares of common stock, pre-funded warrants to purchase 1,063,829 shares of common stock and common warrants to purchase 1,700,000 shares of common stock for net proceeds of $37.5 million in connection with the Offering, offset by $0.6 million payments of offering costs, and a $0.2 million payment of Series D dividends upon conversion of Series D into Neothetics' common stock. During the six months ended June 30, 2017, net cash, cash equivalents and restricted cash used was for the payments of deferred offering costs associated with our abandoned IPO.

Operating and Capital Expenditure Requirements

Our future capital requirements are difficult to forecast. We expect to incur additional capital expenditures for serialization equipment to be utilized in the manufacturing of Amphora prior to commercialization, but cannot adequately predict the cost of the equipment in the future or other potential capital expenditure requirements, if any.

We expect research and development expenses to increase for the near future as we advance Amphora as a contraceptive and pursue expanded indications for Amphora through additional clinical development programs. In addition, we expect to incur costs as we make improvements to our manufacturing process. The process of conducting preclinical and clinical trials necessary to obtain regulatory approval is costly and time consuming and we may never succeed in achieving regulatory approval for any of our product candidates. The probability of success for each product candidate will be affected by numerous factors, including preclinical data, clinical trial data, competition, manufacturing capability and commercial viability. We are responsible for all research and development costs for our programs.

We expect general and administrative expenses to increase as we hire additional personnel to support commercialization of our product candidates, if any. We also anticipate increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with stock exchange listing and SEC requirements, directors' and officers' liability insurance premiums, and investor relations-related expenses.

When we believe regulatory approval of a product candidate appears likely, we expect to incur significant costs as we establish a sales and marketing infrastructure for distribution, promotion and sales of our products.

Off-Balance Sheet Arrangements

As of June 30, 2018 and December 31, 2017, we do not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Our objective is to reflect the appropriate clinical trial expenses in our consolidated financial statements by recording those expenses in the period in which services are performed and efforts are expended. We account for these expenses according to the progress of the clinical trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates through financial models and discussions with applicable personnel and outside service providers as to the progress of clinical trials. During a clinical trial, we adjust the clinical expense recognition if actual results differ from estimates. We make estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical trial accruals are partially dependent upon accurate reporting by CROs and other third-party vendors. Although we do not expect estimates to differ materially from actual amounts, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any reporting period. For the three and six months ended June 30, 2018 and 2017, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

Determining Fair Value of Stock Options

The fair value of the shares of our common stock underlying stock-based awards are estimated on each grant date by our board of directors. Prior to completion of the Merger, to determine the fair value of the common stock underlying option grants, the board of directors considered, among other things, valuations of our common stock prepared by an unrelated valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Given the absence of a public trading market for our common stock prior to completion of the Merger, the board of directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of our common stock, including our stage of development; progress of our R&D efforts; our operating and financial performance, including levels of available capital resources; the rights, preferences and privileges of our convertible preferred stock relative to those of our common stock; sales of our convertible preferred stock; the valuation of publicly traded companies in our industry, equity market conditions affecting comparable public companies and the lack of marketability of our common stock. We obtained valuations on at least an annual basis or when we determined significant value generating or diminishing internal and/or external events have occurred, which would significantly increase or decrease the fair value of the common stock underlying our stock-based awards. Post-Merger, the fair value of our common stock will be equal to the closing price of our stock.

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

Fair Value of Warrants

The fair value of the WIM and Invesco Warrants issued in connection with the Merger were determined using the BSM option-pricing model based on the applicable assumptions, which include the warrants exercise price, time to expiration, expected volatility of our peer group, risk-free interest rate and expected dividend.

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

Item 1A. Risk Factors

The risk factors described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 as filed with the SEC on May 14, 2018 have not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

For a discussion regarding the 2018 Inducement Equity Incentive Plan and the Discretionary Bonuses, please see Note 12 “Subsequent Events” of the Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I within this Quarterly Report.

Item 6. Exhibits

  The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Exhibit Title	Filed with this Form 10-Q	Incorporated by Reference
			Form	File No.	Date Filed
4.1	Form of Common Warrant.		S-1	333-224958	5/16/2018
4.2	Form of Pre-funded Warrant.		S-1	333-224958	5/16/2018
10.1Δ	Amended and Restated 2014 Equity Incentive Plan.		8-K	001-36754	5/8/2018
10.2Δ	Executive Employment Agreement, dated as of July 2, 2018, by and between Evofem Biosciences, Inc. and Saundra Pelletier.		8-K	001-36754	7/3/2018
10.3Δ	Executive Employment Agreement, dated as of July 2, 2018, by and between Evofem Biosciences, Inc. and Justin J. File.		8-K	001-36754	7/3/2018
10.4Δ	Executive Employment Agreement, dated as of July 2, 2018, by and between Evofem Biosciences, Inc. and Kelly Culwell.		8-K	001-36754	7/3/2018
10.5Δ	Executive Employment Agreement, dated as of July 2, 2018, by and between Evofem Biosciences, Inc. and Russell Barrans.		8-K	001-36754	7/3/2018
10.6Δ	Executive Employment Agreement, dated as of July 2, 2018, by and between Evofem Biosciences, Inc. and Alexander A. Fitzpatrick.		8-K	001-36754	7/3/2018
10.7Δ	2018 Inducement Equity Incentive Plan.	X
10.8	Notice of Grant of Stock Option under the 2018 Inducement Equity Incentive Plan.	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
†101.INS	XBRL Instance Document	X
†101.SCH	XBRL Taxonomy Extension Schema Document	X
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
†101.DEF	XBRL Definition Linkbase Document	X
†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

Δ	Management Compensation Plan or arrangement.
*
Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation by reference language in such filing.

†
The financial information of Evofem Biosciences, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 2, 2018 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Operations, (iv) the Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit), (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVOFEM BIOSCIENCES, INC.

Date: August 2, 2018	By:	/s/ Justin J. File
Justin J. File
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)