Form 10-Q
period 2018-09-30
Evofem Biosciences, Inc.
filed 2018-11-07
CIK 1618835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________

FORM 10-Q
  _____________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
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

The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of October 31, 2018 was 25,867,248.

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

●
our ability to obtain the necessary regulatory approvals to market and commercialize our lead Multipurpose Vaginal pH Regulator (MVP-R) product candidate, Amphora (L-lactic acid, citric acid, and potassium bitartrate) for prevention of pregnancy, prevention of urogenital transmission of chlamydia and gonorrhea in women and reduction of recurrent bacterial vaginosis (BV), and any other product candidate we may seek to develop;

●	the success, cost and timing of our clinical trials;

●	our dependence on third parties in the conduct of our clinical trials;

●
the potential for changes to current regulatory mandates requiring health insurance plans to cover the United
States Food and Drug Administration (FDA)-cleared or approved contraceptive products without cost sharing, our ability to obtain third-party payer coverage and adequate reimbursement, and our reliance on the willingness of patients to pay out-of-pocket absent full or partial third-party payer reimbursement; and

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
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. All forward-looking statements are qualified in their entirety by this cautionary statement. You should read this Quarterly Report and the documents that we have filed as exhibits to this Quarterly Report and incorporated by reference herein completely and with the understanding that our actual future results may be materially different from the plans, intentions and expectations disclosed in the forward-looking statements we make. You should also carefully read the risk factors described under Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 as filed with the SEC on May 14, 2018 and are advised to consult any further disclosures we make on related subjects in our subsequent Exchange Act Reports, press releases and on our website. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. The forward-looking statements contained in this Quarterly Report are made as of the date of this Quarterly Report, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands, except par value and share data)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$12,076	$1,211
Restricted cash	446	490
Prepaid and other current assets	902	653
Total current assets	13,424	2,354
Property and equipment, net	652	848
Other noncurrent assets	950	750
Total assets	$15,026	$3,952
Liabilities, convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$8,034	$8,999
Accrued expenses	14,447	12,086
Accrued compensation	2,561	2,392
Series D 2X liquidation preference	—	79,870
Total current liabilities	25,042	103,347
Deferred rent	49	114
Other noncurrent liabilities	—	166
Total liabilities	25,091	103,627
Commitments and contingencies (Note 6)
Preferred stock, $0.0001 par value; 5,000,000 and 57,501,624 shares authorized at September 30, 2018 and December 31, 2017, respectively:
Series A convertible preferred stock, no shares issued and outstanding at September 30, 2018, and 12,618,279 shares issued and outstanding at December 31, 2017	—	23,848
Series B convertible preferred stock, no shares issued and outstanding at September 30, 2018, and 13,801,318 shares issued and outstanding at December 31, 2017	—	43,616
Series C-1 convertible preferred stock, no shares issued and outstanding at September 30, 2018, and 8,558,686 shares issued and outstanding at December 31, 2017	—	34,382
Series C convertible preferred stock, no shares issued and outstanding at September 30, 2018, and 5,037,784 shares issued and outstanding at December 31, 2017	—	19,469
Series D redeemable convertible preferred stock, no shares issued and outstanding at September 30, 2018, and 80 shares issued and outstanding at December 31, 2017	—	68,556
Stockholders’ deficit:
Common stock, $0.0001 par value; 300,000,000 and 4,051,137 shares authorized at September 30, 2018 and December 31, 2017, respectively; 25,884,625 and 2,082,053 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	3	—
Additional paid-in capital	408,097	17,731
Accumulated deficit	(418,165)	(307,277)
Total stockholders’ deficit	(10,065)	(289,546)
Total liabilities, convertible preferred stock and stockholders’ deficit	$15,026	$3,952
See accompanying notes to the condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$9,851	$6,263	$33,643	$12,323
General and administrative	8,582	2,807	29,018	8,018
Total operating expenses	18,433	9,070	62,661	20,341
Loss from operations	(18,433)	(9,070)	(62,661)	(20,341)
Other income (expense):
Interest income	35	32	97	95
Other expense, net	(33)	(42)	(115)	(12)
Loss on issuance of Series D redeemable convertible preferred stock	—	(5,740)	—	(5,740)
Loss on issuance of warrants	—	—	(47,920)	—
Change in fair value of Series D 2X liquidation preference	—	(59,211)	(130)	(59,811)
Total other income (expense), net	2	(64,961)	(48,068)	(65,468)
Loss before income tax	(18,431)	(74,031)	(110,729)	(85,809)
Income tax expense	—	—	(2)	(3)
Net loss	(18,431)	(74,031)	(110,731)	(85,812)
Accretion of Series D redeemable convertible preferred stock dividends	—	(1,054)	(66)	(2,839)
Net loss attributable to common stockholders	$(18,431)	$(75,085)	$(110,797)	$(88,651)
Net loss per share attributable to common stockholders, basic and diluted	$(0.71)	$(38.31)	$(5.38)	$(45.23)
Weighted-average shares used to compute net loss attributable to common stockholders, basic and diluted	25,778,316	1,959,904	20,580,017	1,959,904
See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT (Unaudited) (In thousands, except share data)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C-1 Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2017	12,618,279	$23,848	13,801,318	$43,616	8,558,686	$34,382	5,037,784	$19,469	80	$68,556	2,082,053	$—	$17,731	$(307,277)	$(289,546)
Conversion of convertible preferred stock into common stock, excluding Series D (see Note 8)	(12,618,279)	(23,848)	(13,801,318)	(43,616)	(8,558,686)	(34,382)	(5,037,784)	(19,469)	—	—	1,027,079	—	121,315	—	121,315
Cancellation of restricted stock awards (see Note 11)	—	—	—	—	—	—	—	—	—	—	(122,149)	—	—	—	—
Issuance of common stock upon cashless exercise of Invesco Warrants (see Note 10)	—	—	—	—	—	—	—	—	—	—	3,968,473	1	47,919	—	47,920
Accretion and payment of Series D dividends (see Note 8)	—	—	—	—	—	—	—	—	—	66	—	—	(66)	(157)	(223)
Conversion of Series D dividends and Series D (see Note 8)	—	—	—	—	—	—	—	—	(80)	(5,226)	6,878,989	1	5,225	—	5,226
Redemption of Series D 2X liquidation preference upon conversion of Series D (see Note 8)	—	—	—	—	—	—	—	—	—	—	—	—	80,000	—	80,000
Deemed contribution upon conversion of Series D (see Note 8)	—	—	—	—	—	—	—	—	—	(49,334)	—	—	49,334	—	49,334
Issuance of common stock and WIM Warrants (see Note 8)	—	—	—	—	—	—	—	—	—	(14,062)	3	—	14,062	—	14,062
Private placement of common stock (see Note 3)	—	—	—	—	—	—	—	—	—	—	1,614,289	—	20,000	—	20,000
Record pre-merger Neothetics' stockholders' equity and elimination of Neothetics' historical accumulated deficit (see Note 3)	—	—	—	—	—	—	—	—	—	—	2,308,430	—	1,946	—	1,946
Issuance of common stock, pre-funded warrants and common warrants in connection with the Offering, net of underwriting discounts, commissions and offering costs (see Note 9)	—	—	—	—	—	—	—	—	—	—	7,436,171	1	36,029	—	36,030
Issuance of common stock - exercise of stock options	—	—	—	—	—	—	—	—	—	—	6,173	—	42	—	42
Restricted stock awards/units issued	—	—	—	—	—	—	—	—	—	—	1,305,399	—	—	—	—
Shares withheld to cover taxes related to vesting of restricted stock awards	—	—	—	—	—	—	—	—	—	—	(620,285)	—	(1,526)	—	(1,526)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	16,086	—	16,086
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(110,731)	(110,731)
Balance at September 30, 2018	—	$—	—	$—	—	$—	—	$—	—	$—	25,884,625	$3	$408,097	$(418,165)	$(10,065)
See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(110,731)	$(85,812)
Adjustments to reconcile net loss to net cash, cash equivalents and restricted cash used in operating activities:
Loss on issuance of warrants	47,920	—
Loss on issuance of Series D redeemable convertible preferred stock	—	5,740
Change in fair value of Series D 2X liquidation preference	130	59,811
Stock-based compensation	16,086	647
Depreciation	196	179
Changes in operating assets and liabilities:
Prepaid and other assets	(207)	138
Accounts payable	(1,501)	3,142
Accrued expenses and other liabilities	2,139	1,447
Accrued compensation	(56)	435
Deferred rent, net of current portion	(229)	(20)
Net cash, cash equivalents and restricted cash used in operating activities	(46,253)	(14,293)
Cash flows from investing activities:
Purchases of property and equipment	—	(6)
Proceeds from sale of Softcup line of business	250	250
Cash acquired in connection with the Merger	1,900	—
Net cash, cash equivalents and restricted cash provided by investing activities	2,150	244
Cash flows from financing activities:
Proceeds from issuance of Series D redeemable convertible preferred stock, net of issuance costs	—	7,425
Proceeds from issuance of common stock - private placement	20,000	—
Proceeds from issuance of common stock, pre-funded warrants and common warrants in connection with the Offering, net of underwriting discounts and commissions	37,542	—
Proceeds from issuance of common stock - exercise of stock options	42	—
Payment of cash dividends for Series D redeemable convertible preferred stock	(157)	—
Payments of offering costs	(977)	(698)
Payments of tax withholdings related to vesting of restricted stock awards	(1,526)	—
Net cash, cash equivalents and restricted cash provided by financing activities	54,924	6,727
Net change in cash, cash equivalents and restricted cash	10,821	(7,322)
Cash, cash equivalents and restricted cash, beginning of period	1,701	11,487
Cash, cash equivalents and restricted cash, end of period	$12,522	$4,165
Supplemental disclosure of noncash investing and financing activities:
Issuance of Series DX liquidation preference	$—	$2,769
Net assets acquired in connection with the Merger	$46	$—
Public offering costs included in accounts payable and accrued expenses	$536	$152
Conversion of convertible preferred stock into common stock (excluding Series D)	$121,315	$—
Conversion of Series D redeemable convertible preferred stock into common stock	$68,622	$—
Redemption of Series D 2X liquidation preference upon conversion of Series D redeemable convertible preferred stock into common stock	$80,000	$—
See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation
Merger

On January 17, 2018, Neothetics, Inc., a Delaware corporation (Neothetics), now known as Evofem Biosciences, Inc. (the Company), completed its merger (the Merger) with privately-held Evofem Biosciences Operations, Inc. (Private Evofem), in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated October 17, 2017 (the Merger Agreement), whereby Nobelli Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Neothetics, merged with and into Private Evofem, with Private Evofem surviving as Neothetics’ wholly-owned subsidiary.

In connection with the Merger, Neothetics filed a certificate of amendment to the amended and restated certificate of incorporation to, among other things, affect a 6:1 reverse stock split of its common stock (the Reverse Stock Split) and change its name from “Neothetics, Inc.” to “Evofem Biosciences, Inc.” Both the name change and the Reverse Stock Split were effective on January 17, 2018 (the Closing Date). Shares of the Company's common stock commenced trading on The Nasdaq Capital Market under the ticker symbol “EVFM” as of January 18, 2018. See discussions of the transactions in connection with the Merger at Note 3- Merger and Related Transactions.

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

Description of Business
Evofem is a San Diego-based clinical-stage biopharmaceutical company committed to developing and commercializing innovative products to address unmet needs in women’s sexual and reproductive health. Evofem is developing two proprietary Multipurpose Vaginal pH Regulator (MVP-R) product candidates for multiple potential indications, including prevention of pregnancy, prevention of sexually transmitted infections (STIs), and reduction of recurrent bacterial vaginosis (BV).
Evofem's MVP-Rs are acid-buffering bioadhesive vaginal gels designed to regulate vaginal pH within the normal range of 3.5 to 4.5. This vaginal pH range is inhospitable to spermatozoa, as well as certain viral and bacterial pathogens associated with STIs, but is integral to the survival of healthy bacteria in the vagina.
Evofem’s lead MVP-R product candidate, Amphora® (L-lactic Acid, citric acid, and potassium bitartrate), is a non-hormonal, on demand, woman-controlled vaginal gel currently being evaluated in a Phase 3 clinical trial for prevention of pregnancy and in a Phase 2b trial for the prevention of urogenital transmission of chlamydia and gonorrhea in women.
Evofem’s pipeline also includes an MVP-R product candidate for reduction of recurrent BV.  The Company is planning a Phase 2 clinical trial in this indication, building on favorable Phase 1 trial results.

Basis of Presentation and Principles and Consolidation

Since Private Evofem was determined to be the accounting acquirer in connection with the Merger, it recorded Neothetics’ assets and liabilities at fair value as of the Closing Date. Therefore, for periods prior to the Merger, the condensed consolidated financial statements were prepared on a stand-alone basis for Private Evofem and did not include the combined entities' financial position. Subsequent to the Merger, the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2018 from the Closing Date included Neothetics' assets and liabilities.

The Company prepared the unaudited interim condensed consolidated financial statements included in this Quarterly Report in accordance with accounting principles generally accepted in the U.S. (GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC) related to quarterly reports on Form 10-Q.

The Company’s financial statements are presented on a consolidated basis, which include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim condensed consolidated financial statements do not include all information and disclosures required by GAAP for annual audited financial statements and should be read in conjunction with Private Evofem’s consolidated financial statements and notes thereto for the year ended December 31, 2017 included in its Current Report on Form 8-K/A as filed with the SEC on April 6, 2018 (the 2017 Audited Financial Statements).

The unaudited interim condensed consolidated financial statements included in this report have been prepared on the same basis as the Company's audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, cash flows, and statement of convertible preferred stock and stockholders' deficit for the periods presented. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results expected for the full year. The condensed consolidated balance sheet as of December 31, 2017 was derived from the 2017 Audited Financial Statements.
Immaterial Restatement

Subsequent to the issuance of the March 31, 2018 and June 30, 2018 interim condensed consolidated financial statements, the Company identified an error in the previously reported amounts of par value of common stock and additional paid-in-capital as of December 31, 2017, which amounts were previously reported as $81,000 and $17.7 million, respectively, on the condensed consolidated balance sheet as of December 31, 2017, and on the condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit), for the three and six month periods ended March 31, 2018 and June 30, 2018, included in the Company’s Forms 10-Q for those periods. In addition, the number of common shares included in such condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit) were incorrectly presented as of December 31, 2017, and for share activity from January 1, 2018 to the merger consummation date of January 18, 2018. As a result, the Company has corrected the presentation of the amounts of par value of common stock and additional paid-in-capital as of December 31, 2017, and the number of common shares shown as of December 31, 2017 and for share activity from January 1, 2018 to January 18, 2018, to present such dollar and share amounts on a post-split basis, as shown below. The correction did not change previously reported total stockholders' deficit as of December 31, 2017. Management has considered these errors from a qualitative and quantitative perspective and believes the impact of these errors is not material to the financial statements for the applicable periods.

The following table shows the restated number of common shares as of December 31, 2017 and for share activity from January 1, 2018 to the merger consummation date, and corresponding common stock par value and additional paid-in-capital as previously reported and as corrected.

	As Previously Reported			As Corrected
	Common Stock		Additional Paid-in Capital	Common Stock		Additional Paid-in Capital
In thousands, except share data	Shares	Amount		Shares	Amount
Balance at December 31, 2017	81,119,014	$81	$17,650	2,082,053	$—	$17,731
Conversion of convertible preferred stock into common stock, excluding Series D	40,016,067	40	121,275	1,027,079	—	121,315
Cancellation of restricted stock awards	(4,759,091)	(5)	5	(122,149)	—	—
Issuance of common stock upon cashless exercise of Invesco Warrants	154,593,455	155	47,765	3,968,473	1	47,919
Exchange of 270,969,445 Private Evofem common stock (par value $0.001) for 6,955,456 shares of Neothetics' common stock (par value $0.0001)	(264,013,989)	(270)	270	—	—	—

Risks, Uncertainties and Going Concern
The Company’s principal operations have been related to research and development, including development of Amphora as well as raising capital, recruiting personnel and establishing a corporate infrastructure. The Company has incurred operating losses and negative cash flows from operating activities since inception. As described in Note 9- Public Offering, the Company received net proceeds of approximately $37.5 million, net of underwriting discounts and commissions, but before deducting the estimated offering costs, from a public offering which closed on May 24, 2018. As of September 30, 2018, the Company had cash and cash equivalents of $12.1 million, working capital deficit of $11.6 million and an accumulated deficit of $418.2 million.
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

The Company anticipates it will continue to incur net losses for the foreseeable future and incur additional costs associated with being a public company. Research and development expenses are expected to increase for the foreseeable future due to the Company's ongoing confirmatory Phase 3 clinical trial for Amphora for prevention of pregnancy, the ongoing Phase 2b clinical trial of Amphora for prevention of urogenital transmission of chlamydia and gonorrhea in women, and planned clinical trials for the BV product candidate. According to management estimates, liquidity resources as of September 30, 2018 are not sufficient to maintain its planned level of operations for the next 12 months.

These circumstances and the uncertainties associated with the Company's ability to (i) obtain additional equity financing on terms that are favorable to Evofem, (ii) enter into collaborative agreements with strategic partners and (iii) succeed in the future operations raise substantial doubt about the Company's ability to continue as a going concern. The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.

If the Company is not able to obtain the required funding in the near term, through equity financings or other means, or is unable to obtain funding on terms favorable to the Company, this will have a material adverse effect on its operations and strategic development plan for future growth. If the Company cannot successfully raise additional funding and implement its strategic development plan, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, suspend or curtail planned programs or cease operations entirely. Any of these could materially and adversely affect its liquidity, financial condition and business prospects and the Company would not be able to continue as a going concern. If the Company is unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on the financial statements. The Company may obtain additional financing in the future through the issuance of its common stock from other equity or debt financings or through collaborations or partnerships with other companies.

2.	Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto.
On an ongoing basis, management evaluates its estimates related to, but not limited to, the useful lives of property and equipment, the recoverability of long-lived assets, preclinical and clinical trial accruals, the measurement of the Series D 2X liquidation preference, assumptions used in estimating the fair value of warrants issued in connection with the Merger, assumptions used in estimating the fair value of stock-based compensation expense and other contingencies. The Company’s assumptions regarding the measurement of the Series D 2X liquidation preference and stock-based compensation are more fully described in Note 5 — Fair Value of Financial Instruments and Note 11 — Stock-based Compensation, respectively. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances and adjusts when facts and circumstances dictate. The estimates are the basis for making judgments about the carrying values of assets and liabilities and recorded expenses that are not readily apparent from other sources. As future events and their effects cannot be determined with precision, actual results may materially differ from those estimates or assumptions.

Segment Reporting
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, who is the Chief Executive Offer (CEO) of the Company, in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment.

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

Significant Accounting Policies

The Company's significant accounting policies are more fully described in Note 2 to the 2017 Audited Financial Statements. There have been no changes to the significant accounting policies during the first nine months of fiscal year 2018.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash, reported within the condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Cash and cash equivalents	$12,076	$3,660
Restricted cash	446	505
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows	$12,522	$4,165
Net Loss Per Share
Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, potentially dilutive securities are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and, therefore, basic and diluted net loss per share were the same for all periods presented. Potentially dilutive securities excluded from the calculation of diluted net loss per share are summarized in the table below. For the three and nine months ended September 30, 2017, the shares in the table have been adjusted to reflect the conversion of Series A, B, C-1, and C convertible preferred stock and Series D redeemable convertible preferred stock (Series D) into common stock as fully described in Note 8- Convertible Preferred Stock, and the Reverse Stock Split.

	Three and Nine Months Ended September 30,
	2018	2017
Convertible preferred stock	—	1,027,079
Series D redeemable convertible preferred stock	—	6,449,050
Unvested restricted common stock subject to repurchase	—	122,149
Unvested restricted stock units	—	2,566
Options to purchase common stock	4,638,324	160,363
Warrants to purchase common stock	4,775,886	—
Total	9,414,210	7,761,207
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
In June 2018, the FASB issued ASU No. 2018-07, Compensation- Stock Compensation (Topic 718) (ASU No. 2018-07), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees that are currently covered under Accounting Standards Codification (ASC) 505-50, Equity-Based Payments to Non-employees. ASU No. 2018-07 will be effective for the Company beginning January 1, 2019 and early adoption is permitted. The Company adopted this new standard on September 30, 2018 using a modified retrospective transition method, under which the Company valued the equity awards to nonemployees as of September 30, 2018; any expense recorded for the awards in the future will be based on this value. There was no cumulative effect of the change on retained earnings.
Recently Issued Accounting Pronouncements — Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU No. 2016-02), which changes the presentation of assets and liabilities relating to leases. The core principle of ASU No. 2016-02 is that a lessee should recognize the assets and liabilities that arise from leases. The new standard as amended by ASU No. 2018-01, ASU No. 2018-10 and ASU No. 2018-11 will be effective for the Company beginning January 1, 2019. Early adoption is permitted. This new standard is required to be adopted using a modified retrospective approach with certain available transitional practical expedients. The ASU No. 2018-11, Leases (Topic 842) Target Improvements, issued in July 2018 allows for the adoption of the new standard to be applied at the adoption date (or January 1, 2019 for the Company) as opposed to at the beginning of the earliest year presented. The Company plans to adopt under the provisions allowed under ASU 2018-11. The Company currently has the following leases that will be subject to the provisions of this new standard: 1) sublease for office space under a noncancelable lease agreement entered into effective January 30, 2015 (the 2015 Lease) as a lessee; 2) sublease with WomanCare Global Trading, Inc. (the WCG Sublease) as a lessor. Both leases will expire in 2020 (see Note 6 — Commitments and Contingencies for more details). While the Company continues to evaluate the impact of this new standard as a lessee and a sublessor on its consolidated financial statements, the Company currently expects the primary impact will be to record right-of-use assets and lease liabilities for the 2015 Lease as a lessee and rent receivable for the WCG Sublease as a lessor in the consolidated balance sheets.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) (ASU No. 2018-13), which removes, modifies and adds certain disclosure requirements on fair value measurements in Topic 820. ASU No. 2018-13 will be effective for the Company beginning January 1, 2020. Early adoption is permitted. The Company is in the process of evaluating the impact of this standard on disclosures in its consolidated financial statements.

3.    Merger and Related Transactions

As described in Note 1- Description of Business and Basis of Presentation, Private Evofem merged with the Company effective on the Closing Date. The Merger was accounted for as a reverse recapitalization with Private Evofem treated as the accounting acquirer pursuant to ASC 805- Business Combinations. Under reverse recapitalization accounting, the accounting acquirer shall measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their acquisition-date fair values.

The following transactions were completed with the Merger and recorded by the Company:

•
Recorded Neothetics' assets and liabilities at fair value as of the Closing Date, including $1.9 million cash and cash equivalents, $0.5 million prepaids and other current assets, $0.4 million current and noncurrent liabilities and $1.9 million common stock (Neothetics had 2,308,430 shares of common stock outstanding as of the Closing Date on a post-split basis at par value of $0.0001 per share) and additional paid-in capital (including the reclassification of Neothetics' historical accumulated deficit into additional paid-in capital);

•
Converted each share of Private Evofem’s capital stock including its Series A convertible preferred stock, Series B convertible preferred stock, Series C-1 convertible preferred stock and Series C convertible preferred stock into the Company's common stock on a one-for-one basis effecting the merger exchange ratio of 0.1540, subject to adjustment for the Reverse Stock Split (the Exchange Ratio) and the Reverse Stock Split for an aggregate of 1,027,079 shares. Upon such conversion, reclassified the net proceeds from issuance of these preferred stocks to common stock at par value and additional paid-in capital, net of par value;

•	Canceled 122,149 shares of Private Evofem’s unvested restricted common stock;

•
Issued warrants for the purchase up to an aggregate of 3,980,437 shares of common stock to funds affiliated with Invesco Ltd. (the Invesco Warrants), which were immediately net exercised on a cashless basis for 3,968,473 shares of common stock;

•	Converted 80 shares of Private Evofem’s Series D into 6,878,989 shares of the Company's common stock, including:

i. Adjustment for the final change in fair value of Private Evofem’s Series D 2X liquidation preference;

ii. Redemption of the Series D 2X liquidation preference upon conversion;

iii. Private Evofem’s Series D Warrant Rights were assumed by the Company and exchanged for three shares of the Company's common stock and warrants for the purchase of 2,000,000 shares of the Company's common stock (the WIM Warrants). The Company recorded the fair value of the WIM Warrants and related capital contribution upon issuance of the WIM Warrants; and

iv. Recording cash dividends between January 6, 2018 and the Closing Date, which was paid upon closing of the Merger to Woodford Investment Management Ltd (WIM).

•
The Company affected the Reverse Stock Split, and thus the Company adjusted common stock and additional paid-in capital associated with shares issued in connection with the Merger due to the 6:1 reverse stock split, which the Company has affected in the amounts described within this footnote;

•
The Company assumed Private Evofem's 2012 Equity Incentive Plan and each outstanding stock option issued thereunder was converted into the right to purchase the number of shares of the Company' common stock equal to approximately 0.1540, subject to adjustment for the Reverse Stock Split, multiplied by the number of shares of Private Evofem’s common stock issuable upon exercise of the option to purchase shares of Private Evofem’s common stock; and

•	Sold 1,614,289 shares of the Company's common stock in a private placement for gross proceeds of $20.0 million.

4.    Balance Sheet Details
Prepaid and Other Current Assets
Prepaid and other current assets consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Flex note receivable (1)	$250	$250
Insurance	268	96
Clinical supplies	79	119
Rent	63	63
Research and development costs	7	30
Other receivable from related parties	52	17
Other	183	78
Total	$902	$653
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
Property and Equipment, Net
Property and equipment, net, consists of the following (in thousands):

	Useful Life	September 30, 2018	December 31, 2017
Research equipment	5 years	$639	$639
Computer equipment and software	3 years	6	6
Office furniture	5 years	205	205
Leasehold improvements	5 years or less	340	340
		1,190	1,190
Less: accumulated depreciation and amortization		(538)	(342)
Total, net		$652	$848
Depreciation expense was $65,000 for both the three months ended September 30, 2018 and 2017, and $0.2 million for both the nine months ended September 30, 2018 and 2017.
Other Noncurrent Assets
Other noncurrent assets consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Flex note receivable, net of current portion	$500	$750
Prepaid Directors & Officers insurance	450	—
Total	$950	$750
Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Clinical studies	$12,499	$8,789
Sublicense fees	1,117	2,000
Accrued interest on unpaid sublicense fees	154	76
Legal and other professional fees	275	727
Public offering costs	132	135
Board of directors’ fees and related expenses	50	247
Other	220	112
Total	$14,447	$12,086

5.    Fair Value of Financial Instruments
The fair values of the Company’s assets and liabilities, including the money market fund and Series D 2X liquidation preference, measured on a recurring basis are summarized in the following tables, as applicable (in thousands):

	September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund (1)	$155	$155	$—	$—
Total assets	$155	$155	$—	$—
_______________________
(1) Included as a component of cash and cash equivalents on the accompany condensed consolidated balance sheet.

	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Series D 2X liquidation preference	$(79,870)	$—	$—	$(79,870)
Total liabilities	$(79,870)	$—	$—	$(79,870)

Series D 2X liquidation preference is stated at fair value and is considered a Level 3 input because the fair value measurement is based, in part, on significant inputs not observed in the market. The Company determined the fair value of Series D 2X liquidation preference as described below.
The following table summarizes the changes in Level 3 financial liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2018 (in thousands). There were no activities for the three months ended September 30, 2018.

Series D 2X Liquidation Preference Liability
Balance at December 31, 2017	$79,870
Change in fair value of Series D 2X liquidation preference	130
Redemption of Series D 2X liquidation preference upon conversion of Series D	(80,000)
Balance at September 30, 2018	$—
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
In connection with the Merger, Private Evofem converted 80 shares of Series D into the Company's common stock. To determine the final fair value of the Series D 2X liquidation preference, the Company utilized a hybrid valuation model that considers the probability of achieving certain exit scenarios, the Company’s cost of capital, the estimated period the Series D 2X liquidation preference would be outstanding, consideration received for the instrument with the Series D 2X liquidation preference and at what price and changes, if any, in the fair value of the underlying instrument to the Series D 2X liquidation preference. At December 31, 2017, the most significant assumption was the probability of occurrence, which was concluded to be high, and as a result the fair value as of December 31, 2017 approximated the final redemption value. The valuations resulted in a concluded fair value of the Series D 2X liquidation preference of $80.0 million as of the Closing Date, which was reclassified from a Series D 2X liquidation preference to additional paid-in capital upon the conversion into the Company's common stock.
There was $2.8 million loss on issuance of Series D redeemable convertible preferred stock related to Series D 2X liquidation preference and $59.2 million change in fair value of Series D 2X liquidation preference for the three months ended September 30, 2017, and $0.1 million and $59.8 million change in fair value of Series D 2X liquidation preference for the nine months ended September 30, 2018 and 2017, respectively. There was no such issuance and change for the three months ended September 30, 2018 as the Series D was converted into common stock in connection with the Merger.

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

Effective January 30, 2015, Private Evofem entered into the 2015 Lease that expires in March 2020. The sublease provides for two renewal periods of five years each, but the sub-lessor is not expected to renew its lease. In lieu of paying a security deposit directly to the sub-lessor, the Company maintains a time deposit in favor of the sub-lessor (the Deposit), which is included in restricted cash in the condensed consolidated balance sheets. During months 13 through 58 of the 2015 Lease term, subject to certain restrictions, approximately $5,000 of the Deposit may be released each month through November 2019 and approximately $66,000 of the Deposit may be released each month between December 2019 and March 2020. As of September 30, 2018 and December 31, 2017, restricted cash maintained as collateral for the Company’s Deposit was $0.4 million for both periods.
Concurrent with the execution of the 2015 Lease, Private Evofem entered into the WCG Sublease with WomanCare Global Trading, Inc. (WCGT) whereby WCGT agreed to sublease approximately 25% (subject to annual adjustment), as amended, of the Company’s office space. The Company remains the primary obligor under the WCG Sublease and records all sublease income as a reduction of rent expense in the condensed consolidated statements of operations. WCGT paid an initial security deposit of approximately $0.3 million (the WCG Security Deposit). Effective April 1, 2018, the WCG Sublease was reassigned from WCGT to WCG Cares, whereby WCG Cares agreed to pay the Company 20% of the overall lease payment under the 2015 Lease. All terms and conditions remain the same as the original WCG Sublease. As of December 31, 2017, the WCG Security Deposit totaled approximately $0.2 million, which was included in accrued expenses and other noncurrent liabilities in the condensed consolidated balance sheet and was repaid to WCGT in June 2018. There were $63,000 and $25,000 of sublease payments received pursuant to the WCG Sublease during the three months ended September 30, 2018 and 2017, respectively, and $0.1 million of sublease payments received during both the nine months ended September 30, 2018 and 2017.

On January 20, 2015, Neothetics entered into a non-cancelable operating lease with LJ Gateway Office LLC (LJ Gateway Lease) for its facilities, which expires in March 2020. In connection with the LJ Gateway Lease, Neothetics issued a stand-by letter of credit in lieu of a security deposit. On January 31, 2017, Neothetics entered into an Eleventh Amendment to the LJ Gateway Lease (the Lease Amendment), which provided Neothetics with additional office space located at Suite No. 250. Concurrent with the Lease Amendment, Neothetics entered into a sublease providing for the sublease of additional office space (Suite 270). Upon the occurrence of the sublessee retaining possession of the original premises in February 2017, the sublessee received rent abatement for months one, three, and four as well as a discount of 50% off the base rent for months five through nine. The sublessee paid Neothetics a base rent of approximately $28,000 for the second month’s rent and $30,000 security deposit. The base rent will increase by three percent on each annual anniversary. The Company has recorded the rental income collected or accrued under the sublease as a reduction of rent expense.

In December 2017, Neothetics entered into the Twelfth Amendment to the LJ Gateway Lease, whereby upon the mutual execution and delivery of a new lease between LJ Gateway Office LLC’s affiliate and the sublessee and upon the occurrence of the sublessee vacating their subleased space, LJ Gateway Office LLC and Neothetics agreed that the LJ Gateway Lease with respect to the Suite 270 office space shall be terminated. In June 2018, the LJ Gateway Lease was terminated. Upon termination, the Company repaid the sublessee approximately $30,000 security deposit.

Rent expense was $0.2 million and $0.1 million for the three months ended September 30, 2018 and 2017, respectively, and $0.5 million for both the nine months ended September 30, 2018 and 2017. Rent expense is recognized on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of rent paid is accounted for as deferred rent in the condensed consolidated balance sheets, of which the current portion is included in accrued expenses in the condensed consolidated balance sheets.
As of September 30, 2018, future minimum lease commitments under the above mentioned operating leases, together with sublease income, are as follows (in thousands):

	Operating Leases	Sublease Income	Net
Year ending December 31, 2018	$187	$(37)	$150
Year ending December 31, 2019	776	(155)	621
Year ending December 31, 2020	201	(40)	161
Total	$1,164	$(232)	$932
Contingencies
From time to time the Company may be involved in various lawsuits, legal proceedings or claims that arise in the ordinary course of business. There were no claims or actions pending against the Company as of September 30, 2018 and December 31, 2017, which management believes would have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.
Intellectual Property Rights
In 2014, Private Evofem entered into an amended and restated license agreement with Rush University (the Rush License Agreement) pursuant to which Rush University granted Private Evofem an exclusive, worldwide license of certain patents and know-how, related to its MVP-R technology authorizing Private Evofem to make, distribute and commercialize products and processes for any and all therapeutic, prophylactic and/or diagnostic uses, including, without limitation, use for female vaginal health and/or birth control.
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
As of September 30, 2018 and December 31, 2017, the Company had accrued sublicense fees of approximately $1.1 million and $2.0 million, respectively, which are included in accrued expenses in the condensed consolidated balance sheets. The Company is responsible for making interest payments to WomanCare Global International (WCGI) for unpaid sublicense fees. As of September 30, 2018 and December 31, 2017, accrued interest expense on unpaid sublicense fees totaled $0.2 million and $0.1 million, respectively. See Note 7 – Related-party Transactions for a summary of the Company’s transactions with WCGCIC and WCGI and related entities.

7.    Related-party Transactions
Consulting Agreements
Effective April 1, 2016, Private Evofem entered into a one-year consulting agreement (the 2016 Consulting Agreement) with Thomas Lynch, the chairman of the Company’s board of directors. Pursuant to the 2016 Consulting Agreement, Mr. Lynch provides consulting services with respect to investor relations and business development activities as requested from time to time. Pursuant to the 2016 Consulting Agreement, Mr. Lynch (i) received compensation of approximately $0.4 million, including $0.1 million related to his board services, (ii) received a stock option for the purchase of 3,850 shares of common stock with an exercise price of $46.36 per share, which vest over a one-year period through March 1, 2017 and (iii) was issued a restricted stock unit for the rights to 2,566 shares of common stock (RSU). Upon closing of the Merger, Mr. Lynch agreed to cancel all of his unvested restricted stock units received pursuant to the 2016 Consulting Agreement. See Restricted Stock Units discussion in Note 11 — Stock-based Compensation for the accounting treatment for Mr. Lynch’s restricted stock units granted in 2016. On July 2, 2018, under the Amended and Restated 2014 Plan, the Company issued 75,000 shares of RSUs to Mr. Lynch in consideration for certain consulting services provided to the Company in connection with the 2016 Consulting Agreement. The RSUs were fully vested on the grant date.
In August 2017, Private Evofem and Mr. Lynch entered into a two-year consulting agreement (the 2017 Consulting Agreement), which was effective as of April 1, 2017. This 2017 Consulting Agreement provides for (i) annual compensation of $0.4 million, including $0.1 million related to his board services and (ii) a stock option for the purchase of 6,416 shares of common stock that vests quarterly through March 31, 2018, which remained unissued at the time of the Merger. On March 12, 2018, the Company issued a stock option for the purchase of 225,000 shares of the Company's common stock in lieu of the unissued stock option pursuant to the 2017 Consulting Agreement, of which 125,000 vested on the grant date and the remaining shares shall vest in a series of twelve successive equal monthly installments upon completion of each additional month of service measured from April 1, 2018. The option was awarded in connection with Mr. Lynch's consulting services for the Company for the fiscal years 2016 to 2018. This option was granted under the Amended and Restated 2014 Plan, which was approved at the Company’s annual meeting held on May 8, 2018. On July 31, 2018, the Company issued additional stock options for the purchase of 85,500 shares of the Company's common stock pursuant to the 2017 Consulting Agreement, which vest in a series of 36 successive equal monthly installments upon completion of each additional month of service measured from the grant date.
Consulting fees incurred under the 2016 and 2017 Consulting Agreements were approximately $70,000 for both the three months ended September 30, 2018 and 2017, and $0.2 million for both the nine months ended September 30, 2018 and 2017. On July 31, 2018, the Compensation Committee, with the authorization of the board of directors, approved a one-time, discretionary cash bonus award to Mr. Lynch in the amount of $50,000. As of September 30, 2018, there was no accrued compensation owed to Mr. Lynch.
Transactions with WCGI and Related Entities
From 2009 to 2016, Ms. Saundra Pelletier was the founding CEO of WomanCare Global International, a non-profit organization registered in England and Wales (WCGI). In February 2013, Private Evofem and WCGI formed an alliance (the WCGI Alliance) and Ms. Pelletier also became Private Evofem’s CEO. Concurrent with the forming of the WCGI Alliance, Private Evofem and WCGI entered into (i) a service agreement to which the companies shared resources and employees and (ii) a three-year grant agreement under which the Private Evofem provided funding of $4.0 million per year to WCGI.
As more fully described in Note 6 — Commitments and Contingencies, (i) effective in February 2015, Private Evofem and WCGT, a WCGI subsidiary, entered into a sublease for office space, which was terminated and reassigned to WCG Cares effective April 1, 2018, and (ii) in October 2015, (a) Private Evofem, through its wholly-owned subsidiaries, entered into two sublicense agreements whereby Private Evofem was responsible for paying $5.0 million in annual sublicense fees, net of amounts paid under the grant agreement during 2015, to WCGCIC, also a WCGI affiliate, and (b) the service and grant agreements were canceled. Sublicense fees are included in research and development expenses in the condensed consolidated statements of operations.
In early 2015, Private Evofem became the corporate sponsor of WCGI’s “Then Who Will” educational campaign, which ended in late 2017. During the three and nine months ended September 30, 2017, corporate support payments to vendors performing services for the “Then Who Will” campaign on behalf of WCGI totaled approximately $0.1 million and $0.3 million, respectively, which were included in general and administrative expenses in the condensed consolidated statements of operations. There were no such payments during the three and nine months ended September 30, 2018.
Effective January 2016, Private Evofem and WCGI entered into a shared-services agreement (the SSA), which replaced the prior service agreement. Under the terms of the SSA, Private Evofem and WCGI cross charge the other company’s services provided by each entity on behalf of the other. The SSA also allows for netting of due to and due from shared-services fees.

Through December 31, 2016, Ms. Pelletier was being paid directly by each WCGI and Private Evofem. As of January 1, 2017, Ms. Pelletier was no longer paid directly by WCGI and was subject to Private Evofem’s SSA. Services provided under the SSA on behalf of WCGI totaled approximately $0.2 million for the three months ended September 30, 2017, and $0.1 million and $0.7 million for the nine months ended September 30, 2018 and 2017, respectively. Such services were not material for the three months ended September 30, 2018. As of December 31, 2017, net shared-services due to the Company totaled approximately $13,000, and was immaterial as of September 30, 2018.
The following table summarizes receivables, payables, payments and expenses related to the Company’s transactions with WCGI related entities as of and for the nine months ended September 30, 2018 and 2017, respectively (in thousands):

	2018	2017
Receivables	$9	$73
Payables	1,272	2,047
Payments	883	1,022
Expenses	79	55
Transactions with WCG Cares
In 2013, WCG Cares, a 501(c)(3) nonprofit organization was incorporated under the laws of the State of California. Its primary purpose is to directly engage in and/or fund the development and implementation of programs that promote reproductive health, education, research and increased access to high-quality, innovative and affordable reproductive healthcare and healthcare products around the world. Ms. Pelletier served as the CEO and President of WCG Cares from 2013 to November 2017. She became a director of the board in November 2017 and served as chair of the board of directors from November 2017 to May 2018. Additionally, Mr. Justin J. File served as WCG Cares' Chief Financial Officer from November 2017 to May 2018 and Dr. Kelly Culwell has served as WCG Cares' Chief Medical Officer since November 2017. See shared-services agreement discussion below.

In August 2017, Private Evofem agreed to provide WCG Cares with $0.1 million in funding, which was paid to WCG Cares in October 2017, to support WCG Cares’ Women Deliver Young Leaders program. The Company also agreed to be a corporate sponsor of WCG Cares’ U.S. education campaign, the Tryst Network, which officially launched in February 2018. The Company paid WCG Cares a one-time payment of $0.3 million in March 2018 in connection with this corporate sponsorship of the Tryst Network. During the second quarter of 2018, the Company ceased its corporate sponsorship of the Tryst Network. As of September 30, 2018 and December 31, 2017, accrued Tryst-related costs totaled zero and $0.2 million, respectively.

In March 2018, the Company and WCG Cares entered into a shared-services agreement (the Cares Shared Services Agreement). Under the terms of the Cares Shared Services Agreement, the Company and WCG Cares cross charge services provided by each entity (or its subsidiaries) on behalf of the other. The Cares Shared Services Agreement also allows for netting of due to and due from shared-services fees. As of September 30, 2018, net shared-services due to the Company totaled approximately $27,000.
The following table summarizes receivables, payables, payments and expenses related to the Company’s transactions with WCG Cares as of and for the nine months ended September 30, 2018 and 2017, respectively (in thousands):

	2018	2017
Receivables	$43	$—
Payables	—	125
Payments	302	—
Operating expense	127	125
Transactions with Women Deliver
Women Deliver is a tax-exempt charitable organization under Section 501(c)(3) of the Internal Revenue Code. Its mission is to drive progress for gender equality, particularly in maternal, sexual, and reproductive health and rights globally through advocacy and Women Deliver programs. Ms. Pelletier became a director of the board in January 2013 and served as chair of the board of directors from May 2017 to July 2018. In July 2018, the Company and Women Deliver entered into a Corporate Sponsorship Agreement, under which the Company desired to become a corporate sponsor of the Women Deliver 2019 Conference and to provide financial support for Women Deliver programs. The Company agreed to pay $0.2 million to Women Deliver no later than January 31, 2019. As of September 30, 2018, this amount has not been paid.

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

8.    Convertible Preferred Stock
Immediately prior to the Merger, as more fully described in Note 1- Description of Business and Basis of Presentation, each share of Private Evofem’s capital stock (other than Private Evofem’s Series D), including its Series A convertible preferred stock, Series B convertible preferred stock, Series C-1 convertible preferred stock and Series C convertible preferred stock was converted to the Company's common stock on a one-for-one basis effecting the Exchange Ratio and the Reverse Stock Split for an aggregate of 1,027,079 shares. In addition, each share of Private Evofem’s Series D was converted into approximately 85,987 shares of the Company’s common stock for an aggregate of 6,878,989 shares. As of September 30, 2018, no shares of convertible preferred stock were issued and outstanding.
Dividends on the Series D were payable (i) upon conversion, (ii) redemption or (iii) liquidation. As such, although the Company’s board of directors had not declared dividends, the Company accrues dividends on the Series D. Upon closing of the Merger, the Company paid cash dividends of $0.2 million for the accrued dividends only for the period of January 6, 2018 to the Closing Date and the accrued and unpaid dividends of $5.2 million as of December 31, 2017 were reclassified to additional paid-in capital upon conversion of 80 shares of Series D into common stock.
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

Private Evofem and Cosmederm entered a promissory note during 2015, which was amended in July 2016 in conjunction with the Private Evofem’s Series D financing (the Amended Cosmederm Note). Cosmederm assigned the Amended Cosmederm Note with the then outstanding principal balance of $10.0 million to WIM. As a condition to closing the Private Evofem’s Series D, WIM immediately converted $5.0 million of the Amended Cosmederm Note into 10 shares of the Private Evofem’s Series D and canceled the remaining $5.0 million.
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

Warrant Rights
The Warrant Rights issued in connection with the issuance of Series D in 2016 and 2017 were convertible into warrants to purchase up to that number of equity securities to be issued in the next equity financing of Private Evofem equal to (i) seventy-five percent (75.0)% of the purchase price paid for the Series D (or $30.0 million), divided by (ii) the per share price of the equity securities issued to the new investors in such next equity financing. The exercise price of the warrants was equal to the per share price of the equity securities to be issued in the next equity financing and the warrants were to expire seven years from the closing of such next equity financing. The Warrant Rights were inseparable from the Series D. As of December 31, 2017, Private Evofem had not completed a next equity financing and, therefore, the Warrant Rights remained outstanding.
Additionally, Private Evofem determined that since the exercise price of the warrants to be received by WIM was equal to the fair value of the shares for which the warrant would have become exercisable at issuance, there was de minimis value associated with the Warrant Rights and, therefore, Private Evofem did not record a warrant liability for the Warrant Rights as of December 31, 2017.

Upon completion of the Merger, Private Evofem’s Series D Warrant Rights were assumed by the Company and exchanged for an aggregate of three shares of the Company's common stock and the WIM Warrants to purchase up to 2,000,000 shares of the Company's common stock. The shares of common stock issued in connection with the WIM Warrants may not be transferred separately from the WIM Warrants. The WIM Warrants will become exercisable on January 17, 2019 and shall remain exercisable until the earlier of January 18, 2022 or immediately prior to the completion of an acceleration event, as defined therein, and have an exercise price of $8.35 per share.

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

9.    Public Offering

On May 24, 2018, the Company completed an underwritten public offering (the Offering), whereby the Company issued 7,436,171 shares of common stock at a public offering price of $4.69 per share and pre-funded warrants to purchase 1,063,829 shares of common stock at a public offering price of $4.68 per warrant and an exercise price of $0.01 per share. Each share of common stock and each pre-funded warrant was issued together with a common warrant to purchase one-fifth of a share of the Company's common stock at a public offering price of $0.01 per warrant and an exercise price of $7.50 per share. An aggregate of 8,500,000 common warrants were issued in connection with the Offering and are exercisable to purchase an aggregate of 1,700,000 shares of common stock. The common warrants issued to the three funds affiliated with WIM that participated in the Offering were issued as a unit with one share of common stock totaling three unit shares in the aggregate (the Unit Shares). Except with respect to the Unit Shares, the shares of common stock, pre-funded warrants and common warrants are separately transferable. The Company determined that the pre-funded warrants and common warrants are free standing financial instruments and equity classified in accordance with ASC 480- Distinguish Liabilities from Equity.
The Company received net proceeds from the Offering of approximately $37.5 million, net of underwriting discounts and commissions, but before deducting the estimated offering costs of $1.5 million. The estimated offering costs were recorded as contra additional-paid in capital in the condensed consolidated balance sheet. The common stock and warrants issued in the Offering were registered pursuant to a registration statement on Form S-1 filed with the SEC on May 16, 2018 and declared effective on May 21, 2018.
On June 26, 2018, the Company issued an additional 912 common warrants to purchase approximately 182 shares of common stock upon an underwriter's exercise of its overallotment option. The offering price and exercise price were the same as the common warrants issued on May 24, 2018. The net proceeds received from this issuance were immaterial.
The Company intends to use the net proceeds from the Offering to fund its ongoing clinical trials of Amphora for prevention of pregnancy and for prevention of urogenital transmission of chlamydia and gonorrhea in women, as well as for general corporate purposes, funding working capital needs and any necessary capital expenditures.

10.    Stockholders' Deficit

Warrants

As of September 30, 2018, warrants to purchase approximately 4,775,886 shares of the Company's common stock remain outstanding at a weighted average exercise price of $6.30 per share. These warrants include:

•
WIM Warrants to purchase up to 2,000,000 shares of common stock as described in Note 8- Convertible Preferred Stock, which will become exercisable on January 17, 2019 and shall remain exercisable for three years unless there is a completion of an acceleration event as defined by the WIM Warrants agreements;

•	Warrants to purchase 11,875 shares of common stock that were issued prior to the Merger, which were exercisable as of September 30, 2018 and shall remain exercisable until 2020, 2022 and 2024;

•
Pre-funded warrants to purchase 1,063,829 shares of common stock issued in the Offering as described in Note 9- Public Offering, which were exercisable on May 24, 2018 and shall remain exercisable until shares are exercised;

•	Common warrants to purchase 1,700,000 shares of common stock issued in the Offering, which were exercisable on May 24, 2018 and shall remain exercisable for seven years; and

•
Common warrants to purchase approximately 182 shares of common stock upon exercise of the underwriter's overallotment option, which were exercisable on June 26, 2018 and shall remain exercisable for seven years.

Common Stock
Effective January 17, 2018 and in connection with the Merger, the Company amended and restated its certificate of incorporation, under which the Company is currently authorized to issue up to 300,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of preferred stock, $0.0001 par value per share.
On January 17, 2018, immediately prior to the closing of the Merger, Private Evofem issued the Invesco Warrants for the purchase up to an aggregate of 3,980,437 shares of common stock, which were immediately net exercised on a cashless basis for 3,968,473 shares of the Company's common stock, effecting the Exchange Ratio and the Reverse Stock Split. The Company determined that the Invesco Warrants are free standing financial instruments and equity classified in accordance with ASC 480— Distinguish Liabilities from Equity. The Company had an external valuation completed as of January 17, 2018 with a concluded fair value of $47.9 million using the BSM option-pricing model, which was recorded as a loss on the issuance of Invesco Warrants within other income (expense) in the condensed consolidated statement of operations, with corresponding entries to common stock par value for the shares issued and additional paid-in capital in the condensed consolidated balance sheet. See Note 3- Merger and Related Transactions for more descriptions of the transactions completed in connection with the Merger.
On May 24, 2018, the Company issued 7,436,171 shares of common stock upon closing of the Offering as described in Note 9- Public Offering. On July 2, 2018, the Company issued 605,114 shares of common stock upon vesting of the restricted stock awards and units that were granted on the same day, net of shares repurchased for income tax withheld.

At the Market Program

On December 1, 2015, the Company entered into a Controlled Equity Offering Sales Agreement (Sales Agreement) with Cantor Fitzgerald & Co. (Cantor Fitzgerald) as a sales agent, pursuant to which the Company may offer and sell from time to time, through Cantor Fitzgerald, shares of the Company's common stock, par value $0.0001 per share, having an aggregate offering price of up to $20.0 million. The minimum share price for this Controlled Equity Offering is selected at the discretion of the Company’s board of directors. This at the market program will expire in early December 2018. Through September 30, 2018, no shares of common stock have been sold pursuant to this Sales Agreement.
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance is as follows in common equivalent shares as of September 30, 2018:

Common stock issuable upon the exercise of stock options outstanding	4,638,324
Common stock issuable upon the exercise of common stock warrants	4,775,886
Common stock available for future issuance under the 2014 ESPP	118,825
Common stock available for future issuance under the Amended and Restated 2014 Plan	80,088
Total common stock reserved for future issuance	9,613,123

11. Stock-based Compensation

Equity Incentive Plans

The following table summarizes stock-based compensation expense related to stock options, restricted stock awards and restricted stock units granted to employees and non-employee directors included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$316	$46	$2,911	$136
General and administrative	4,419	170	13,175	511
Total	$4,735	$216	$16,086	$647
In September 2012, Private Evofem adopted the 2012 Equity Incentive Plan (the 2012 Plan) that provides for the issuance of restricted stock awards, restricted stock units, or non-qualified and incentive common stock options to its employees, non-employee directors and consultants, from its authorized shares. In general, the options expire ten years from the date of grant and generally vest either (i) over a four-year period, with 25% exercisable at the end of one year from the employee’s hire date and the balance vesting ratably thereafter or (ii) over a three-year period, with 25% exercisable at the grant date and the balance vesting ratably thereafter. Upon completion of the Merger, Private Evofem's 2012 Plan was assumed by the Company and awards outstanding under the 2012 Plan became awards for the Company's common stock. Effective as of the Merger, no further awards may be issued under the 2012 Plan.

On September 15, 2014, Neothetics' board of directors adopted, and stockholders approved, the 2014 Equity Incentive Plan (the 2014 Plan). On March 9, 2018, the Company's board of directors approved, subject to stockholder approval, and recommended its stockholders approve at the annual meeting held on May 8, 2018, the amendment and restatement of the 2014 Plan (the Amended and Restated 2014 Plan), that, among other things, would increase the number of authorized shares under the 2014 Plan from 749,305 to an aggregate of 5,300,000 shares. Such stockholder approval was obtained on May 8, 2018. As of September 30, 2018, there were 80,088 shares available to grant under the Amended and Restated 2014 Plan.

On July 24, 2018, upon the recommendation by the Compensation Committee, the board of directors adopted the Evofem Biosciences, Inc. 2018 Inducement Equity Incentive Plan (the Inducement Plan), pursuant to which the Company reserved 250,000 shares for the issuance of equity awards under the Inducement Plan. The only persons eligible to receive awards under the Inducement Plan are individuals who satisfy the standards for inducement grant recipients under Nasdaq Marketplace Rule 5635(c)(4), generally, a person not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to the individual's entering into employment with the Company. The Company has not issued any shares under the Inducement Plan as of September 30, 2018.

Stock Options

In connection with the Merger, all Neothetics' remaining employees were terminated without cause and Neothetics entered into Separation and Release Agreements with these employees. The Separation and Release Agreements entitled employees full acceleration of all unvested stock options granted under the 2014 Plan and extension of the exercise period for all options held by employees to the earlier of (i) the expiration of the stock option pursuant to its terms or (ii) March 31, 2019. The Company applied share-based payment modification accounting in accordance with ASC 718 — Compensation — Stock Compensation and determined that the incremental value of the modification to the awards resulting from the extension of the exercise period was $0.2 million.

There were 1,147,895 and zero shares of stock options granted during the three months ended September 30, 2018 and 2017, respectively, and 4,418,300 and 7,928 shares of stock options granted during the nine months ended September 30, 2018 and 2017, respectively.

The Company recognized $12.0 million in noncash stock-based compensation expense during the nine months ended September 30, 2018 related to the stock options granted in 2018. As of September 30, 2018, unrecognized stock-based compensation expense for employees, non-employee directors and consultants stock options was approximately $6.5 million, which the Company expects to recognize over a weighted-average remaining period of 1.8 years, assuming all unvested options become fully vested.

Summary of Assumptions
The fair value of stock-based compensation for stock options granted to employees, non-employee directors and consultants was estimated on the date of grant using the BSM option pricing model based on the following weighted-average assumptions for options granted for the periods indicated.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018	2017
Expected volatility	88.6%	86.9%	90.9%
Risk-free interest rate	2.9%	2.8%	2.2%
Expected dividend yield	—%	—%	—%
Expected term (years)	5.8	5.5	5.7
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
Restricted Stock Awards
In September 2016, under the 2012 Equity Incentive Plan, Private Evofem issued an aggregate of 122,149 shares of restricted stock to members of management (the RSAs) with vesting terms subject to the completion of an initial public offering (IPO) by Private Evofem. Upon closing of the Merger, as more fully described in Note 1 – Description of Business and Basis of Presentation, the members of management agreed to cancel their restricted stock awards. As a result, all 122,149 shares of unvested RSAs were canceled during the three months ended March 31, 2018, and there was no unrecognized stock-based compensation expense related to the RSAs.
On July 2, 2018, under the Amended and Restated 2014 Plan, the Company issued an aggregate of 1,230,399 shares of RSAs to its executive management team, of which 10,000 shares will vest based on certain performance conditions, 35,000 shares vested on October 16, 2018 and will vest on October 16, 2019, respectively, upon completion of the grantee's services for the Company, and the remaining 1,150,399 shares immediately vested on the grant date. The non performance-based RSAs were valued at the fair value on the grant date and the associated expenses were fully recognized on the grant date. For the performance-based RSAs, (i) the fair value of the award was determined on the grant date, (ii) the Company assessed the probability of the individual milestone under the award being achieved and (iii) the fair value of the shares subject to the milestone is expensed over the implicit service period commencing once management believes the performance criteria is probable of being met.
The Company recognized $2.9 million stock-based compensation expense during the three months ended September 30, 2018 for the RSAs that had vested. As of September 30, 2018, unrecognized stock-based compensation expense related to the unvested RSAs was approximately $0.1 million, which the Company expects to recognize over a weighted-average remaining period of 1.0 year.
Restricted Stock Units
In October 2016, as previously described in Note 7 — Related-party Transactions, Private Evofem issued a restricted stock unit for the right to 2,566 shares of common stock to the chairman of the Company’s board of directors (the RSUs). Upon closing of the Merger, the chairman agreed to cancel his RSUs. As a result, all 2,566 shares of unvested RSUs were canceled during the three months ended March 31, 2018, and there was no unrecognized stock-based compensation expense related to the RSUs.
On July 2, 2018, under the Amended and Restated 2014 Plan, the Company issued 75,000 shares of RSUs to the chairman of the Company’s board of directors in consideration for certain consulting services provided to the Company in connection with the 2016 Consulting Agreement. The RSUs were fully vested on the grant date.
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

Following completion of the Merger, there was no enrollment in the ESPP. During the three and nine months ended September 30, 2018 and 2017, there were no shares of common stock purchased under the ESPP.

12. Subsequent Event

On November 6, 2018, the Compensation Committee, with the authorization of the board of directors, approved a total of 94,000 shares of stock options to be granted to the Company's new employees under the Inducement Plan in accordance with Nasdaq Marketplace Rule 5635(c)(4).

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the corresponding notes included elsewhere in this Quarterly Report. For additional context with which to understand our financial condition and results of operations, see the audited consolidated financial statements and accompanying notes contained therein as of December 31, 2017 and 2016 and related notes in our Current Report on Form 8-K/A as filed with the SEC on April 6, 2018 (the 2017 Audited Financial Statements). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 as filed with the SEC on May 14, 2018. Unless otherwise defined in this section, the defined terms in this section have the meanings set forth in the 2017 Audited Financial Statements.

Overview

We are a San Diego-based clinical-stage biopharmaceutical company committed to developing and commercializing innovative products to address unmet needs in women’s sexual and reproductive health. Our lead Multipurpose Vaginal pH Regulator (MVP-R) product candidate, Amphora (L-lactic acid, citric acid, and potassium bitartrate), is in development for three potential indications: for prevention of pregnancy, for prevention of urogenital transmission of chlamydia trachomatis infection (chlamydia) in women and for prevention of urogenital transmission of Neisseria gonorrhoeae infection (gonorrhea) in women. Amphora is in a second Phase 3 clinical trial for prevention of pregnancy and in a Phase 2b clinical trial for prevention of urogenital transmission of chlamydia and gonorrhea in women.

Our second, Phase 3 clinical trial for Amphora for prevention of pregnancy is an open-label, single-arm trial in approximately1,400 women in the United States. We are anticipating top-line results from this trial by year-end 2018 and, if positive, to resubmit the New Drug Application (NDA) to the United States Food and Drug Administration (FDA) in the second quarter of 2019. Subject to acceptance and timely approval of the NDA by the FDA, we plan to commercialize Amphora in January 2020.

We are also conducting a Phase 2b clinical trial of Amphora for the prevention of certain STIs in women. The primary endpoint of this trial is prevention of chlamydia and the secondary endpoint is prevention of gonorrhea. We envision our STI program as developing label expansion opportunities to further differentiate Amphora from other birth control products in the market.

In addition, our pipeline includes a MVP-R vaginal gel product candidate for reduction of recurrent BV. In our recently completed Phase 1 dose-finding trial for this product candidate, the highest dose formulation of our BV product candidate (5-gram) demonstrated reduced vaginal pH for up to seven days following a single administration.

Since inception, we have devoted substantially all of our efforts on developing MVP-R product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. We do not have any approved products and have not generated any revenue from product sales. Although our lead product candidate, Amphora, is in a later stage of clinical development, it has not yet been approved for use for prevention of pregnancy or any other targeted indications. Additionally, Amphora and our BV product candidate are still in mid- and early- stage clinical development for the prevention of certain STIs and for recurrent BV, respectively. We do not currently expect to generate any significant revenues prior to 2020. To finance our current strategic plans, including the conduct of ongoing and future clinical trials, further research and development activities and anticipated pre-commercialization activities in 2019, we will require significant additional capital. Assuming we have sufficient liquidity, we will incur significantly higher costs in the foreseeable future.

Merger

As described in Note 1- Description of Business and Basis of Presentation, on January 17, 2018 (the Closing Date), Neothetics, Inc. (Neothetics), now known as Evofem Biosciences, Inc., completed its merger (the Merger) with privately-held Evofem Biosciences Operations, Inc. (Private Evofem), in accordance with the terms of an agreement and plan of merger and reorganization, dated October 17, 2017. Since Private Evofem was determined to be the accounting acquirer in connection with the Merger, it recorded Neothetics’ assets and liabilities at fair value as of the Closing Date. To reflect the close of the Merger, we recorded the following items:

•
Recorded the issuance of 3,968,473 shares of the Company's common stock upon the cashless exercise of warrants (the Invesco Warrants) issued to funds affiliated with Invesco Ltd., immediately prior to the closing of the Merger and recognized the fair value of the Invesco Warrants upon issuance.

•
Reclassified the net proceeds from Private Evofem’s issuance of an aggregate of 40,016,067 shares of Private Evofem’s convertible preferred stock to 1,027,079 shares of the Company's common stock and additional paid-in capital, net of par value, upon conversion to the Company's common stock immediately prior to the closing of the Merger.

•	Recorded the cancellation of 122,149 shares of the Company's unvested restricted common stock upon closing of the Merger.

•
Adjusted for the final change in fair value of Private Evofem’s Series D 2X liquidation preference and reclassified the Series D 2X liquidation preference to additional paid-in capital upon conversion of 80 shares of Private Evofem’s Series D to 6,878,989 shares of the Company's common stock.

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

Public Offering

On May 24, 2018, we completed an underwritten public offering (the Offering), whereby we issued 7,436,171 shares of common stock at a public offering price of $4.69 per share and pre-funded warrants to purchase 1,063,829 shares of common stock at a public offering price of $4.68 per warrant and an exercise price of $0.01 per share. Each share of common stock and each pre-funded warrant was issued together with a common warrant to purchase one-fifth of a share of the Company's common stock at a public offering price of $0.01 per warrant and an exercise price of $7.50 per share. An aggregate of 8,500,000 common warrants were issued in connection with the Offering and are exercisable to purchase an aggregate of 1,700,000 shares of common stock.
We received net proceeds of approximately $37.5 million, net of underwriting discounts and commissions, but before deducting the estimated offering costs of $1.5 million.
On June 26, 2018, we issued an additional 912 common warrants to purchase approximately 182 shares of common stock upon an underwriter’s exercise of its overallotment option. The offering price and exercise price were the same as the common warrants issued on May 24, 2018. The net proceeds received from this issuance were immaterial.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from our lead product candidate, Amphora. We do not expect to generate any revenue from any product candidates we develop unless and until we obtain regulatory approval and commercialize our products or enter into collaborative agreements with third parties. In the future, if Amphora is approved for commercial sale in the United States, we may generate revenue from product sales. If Amphora is approved for commercial sale outside of the United States, we expect to out-license commercialization rights to Amphora to global pharmaceutical companies or other qualified potential partners or enter into collaborations for the commercialization and distribution of Amphora, from which we may generate licensing revenue. However, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and overall capital requirements. We do not expect to commercialize Amphora before 2020, if ever.

Operating Expenses

Research and development expenses

Our research and development expenses primarily consist of costs associated with the clinical and preclinical development of our MVP-R product candidates. Our research and development expenses include:

•
external development expenses incurred under arrangements with third parties, such as fees paid to contract research organizations (CROs) relating to our clinical trials, costs of acquiring and evaluating clinical trial data such as investigator grants, patient screening fees, laboratory work and statistical compilation and analysis, and fees paid to consultants;

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

We expense internal and third-party research and development as incurred.
The following table summarizes research and development expenses by product candidate (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Allocated third-party development expenses:
Amphora for prevention of pregnancy	$4,544	$4,362	$19,447	$8,100
Chlamydia/gonorrhea	3,472	876	6,544	1,129
Bacterial vaginosis	129	29	560	350
Total allocated third-party development expenses	8,145	5,267	26,551	9,579
Unallocated internal research and development expenses:
Stock-based compensation expenses	316	46	2,911	136
Payroll related expenses	723	735	2,255	2,012
Other	667	215	1,926	596
Total unallocated internal research and development expenses	1,706	996	7,092	2,744
Total research and development expenses	$9,851	$6,263	$33,643	$12,323

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

Other Income (Expense)

Other income (expense) consists primarily of loss on issuance of Invesco Warrants, loss on issuance of Series D redeemable convertible preferred stock and the change in fair value of the Series D 2X liquidation preference, which for each share of Series D is equal to two times the issuance price per share of Series D, plus accrued and unpaid dividends, and became payable upon the closing of the Merger.

Loss on issuance of Invesco Warrants was recognized upon issuance of warrants to Invesco as they were determined as free-standing equity-classified financial instruments and were immediately exercised on January 17, 2018.

Loss on issuance of Series D redeemable convertible preferred stock was recognized upon issuance of the related Series D as the Series D was determined to have been issued at less than fair value.

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

Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017 (in thousands):

Research and development expenses

	Three Months Ended September 30,		2018 vs. 2017
	2018	2017	$ Change	% Change
Research and development	$9,851	$6,263	$3,588	57%

The overall increase in research and development expenses was due to a $2.7 million increase in clinical trial costs primarily related to our Phase 2b clinical trial for Amphora for prevention of urogenital transmission of chlamydia in women (AMPREVENCE), which commenced enrollment in December 2017, a $0.6 million increase in costs incurred for outside services associated with clinical trial activities, and a $0.3 million increase in noncash stock-based compensation associated with the stock-based awards granted in 2018.

General and administrative expenses

	Three Months Ended September 30,		2018 vs. 2017
	2018	2017	$ Change	% Change
General and administrative	$8,582	$2,807	$5,775	206%

The overall increase in general and administrative expenses was primarily due to a $5.0 million increase in personnel costs attributable to a $4.2 million increase in noncash stock-based compensation associated with the stock-based awards granted in 2018 and a $0.7 million increase in salaries and bonus expense from increased headcount in the current period. In addition, there was a $0.5 million increase in public relations and market research related expenses and a $0.2 million increase in business insurance costs. These increases were partially offset by a $0.3 million decrease in legal fees.

Loss on issuance of Series D redeemable convertible preferred stock
Change in fair value of Series D 2X liquidation preference

	Three Months Ended September 30,		2018 vs. 2017
	2018	2017	$ Change	% Change
Loss on issuance of Series D redeemable convertible preferred stock	$—	$(5,740)	$5,740	(100)%
Change in fair value of Series D 2X liquidation preference	$—	$(59,211)	$59,211	(100)%

In August 2017, we issued 15 shares of our Series D, which was determined not the result of an arms-length transaction. We had an external valuation completed at the closing date which determined the Series D was issued below fair value. Since no unstated rights and/or privileges were identified with the Series D, the loss on issuance of Series D redeemable convertible preferred stock of $5.7 million was recognized in our condensed consolidated statements of operations for the three months ended September 30, 2017. There was no such issuance during the three months ended September 30, 2018.

As described in Note 3- Merger and Related Transactions, we converted all 80 shares issued and outstanding Series D into the Company' common stock in January 2018 and recognized a change in fair value of the Series D 2X liquidation preference upon a final valuation during the three months ended March 31, 2018. Therefore, there was no such change in fair value for the three months ended September 30, 2018.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017 (in thousands):

Research and development expenses

	Nine Months Ended September 30,		2018 vs. 2017
	2018	2017	$ Change	% Change
Research and development	$33,643	$12,323	$21,320	173%

The overall increase in research and development expenses was primarily due to a $17.0 million increase in clinical trial costs related to our second Phase 3 clinical trial for Amphora for prevention of pregnancy (AMPOWER) and AMPREVENCE, which commenced enrollment in July and December 2017, respectively, a $2.6 million increase in noncash stock-based compensation associated with stock-based awards granted in 2018 as well as a $0.2 million increase in noncash stock-based compensation associated with a modification to a Neothetics employee's outstanding options, a $1.0 million increase in costs incurred for outside services associated with clinical trial activities, and a $0.3 million increase in salaries and bonus expense from increased headcount in the current period.

General and administrative expenses

	Nine Months Ended September 30,		2018 vs. 2017
	2018	2017	$ Change	% Change
General and administrative	$29,018	$8,018	$21,000	262%

The overall increase in general and administrative expenses was primarily due to a $14.5 million increase in personnel costs, including a $1.6 million increase in salaries and bonus expense from increased headcount in the current period and noncash stock-based compensation recognized during the current period related to stock-based awards granted in 2018 ($12.4 million), a modification to Neothetics employees' outstanding options ($0.2 million) and the acceleration of vesting for outstanding options granted to Private Evofem's non-employees directors ($0.1 million). In addition, there was a $4.7 million increase in professional services and personnel costs mainly attributable to the one-time costs associated with the Merger, a $0.5 million increase in costs incurred for various outside services associated with recruiting and requirements as a public company and a $0.5 million increase in business insurance.

Loss on issuance of warrants

	Nine Months Ended September 30,		2018 vs. 2017
	2018	2017	$ Change	% Change
Loss on issuance of warrants	$(47,920)	$—	$(47,920)	100%

As described in Note 10- Stockholders' Deficit, the Company issued the Invesco Warrants immediately prior to the Closing Date in connection with the Merger, with the Company recognizing the fair value of these warrants as a loss on issuance during the nine months ended September 30, 2018. No such activity occurred during the nine months ended September 30, 2017.

Loss on issuance of Series D redeemable convertible preferred stock
Change in fair value of Series D 2X liquidation preference

	Nine Months Ended September 30,		2018 vs. 2017
	2018	2017	$ Change	% Change
Loss on issuance of Series D redeemable convertible preferred stock	—	(5,740)	$5,740	(100)%
Change in fair value of Series D 2X liquidation preference	$(130)	$(59,811)	$59,681	(100)%

See discussions associated with the loss on issuance of Series D in the three months comparison above.

As described in Note 5- Fair Value of Financial Instruments, in connection with the Merger the Company recognized a change in fair value of the Series D 2X liquidation preference upon a final valuation before conversion of all 80 shares issued and outstanding Series D into the Company's common stock. The valuation model utilized considers the probability of achieving certain exit scenarios, the Company’s cost of capital, the estimated period the Series D 2X liquidation preference would be outstanding, consideration received for the instrument with the Series D 2X liquidation preference and at what price and changes, if any, in the fair value of the underlying instrument to the Series D 2X liquidation preference. The variance in change in fair value represents changes in assumptions in the valuation model.

Liquidity and Capital Resources

Overview

We have incurred losses and negative cash flows from operating activities since inception. As fully described in Note 9- Public Offering, the Company received net proceeds of approximately $37.5 million, net of underwriting discounts and commissions but before deducting the estimated offering costs of $1.5 million, from the Offering, which closed on May 24, 2018. As of September 30, 2018, the Company had $12.1 million in cash and cash equivalents, working capital deficit of $11.6 million and an accumulated deficit of $418.2 million.

We anticipate we will continue to incur net losses for the foreseeable future and incur additional costs associated with being a public company. We expect our research and development expenses will increase for the foreseeable future due to our ongoing clinical trials for Amphora for prevention of pregnancy and for the prevention of urogenital transmission of chlamydia in women. According to management estimates, liquidity resources as of September 30, 2018 are not sufficient to maintain our planned level of operations for the next 12 months. In addition, the uncertainties associated with our ability to (i) obtain additional equity financing on terms that are favorable to us, (ii) enter into collaborative agreements with strategic partners and (iii) succeed in our future operations, raise substantial doubt about our ability to continue as a going concern.

The opinion of our independent registered public accounting firm on our audited financial statements as of and for the years ended December 31, 2017 and 2016 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. Our unaudited condensed consolidated financial statements as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 appearing in this Quarterly Report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue our operations.

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

At the Market Program

On December 1, 2015, the Company entered into a Controlled Equity Offering Sales Agreement (the Sales Agreement) with Cantor Fitzgerald & Co. (Cantor Fitzgerald), as a sales agent pursuant to which the Company may offer and sell from time to time, through Cantor Fitzgerald, shares of our common stock, par value $0.0001 per share, having an aggregate offering price of up to $20.0 million. The minimum share price for any Sales Agreement is selected at the discretion of the Company’s board of directors. This at the market program will expire in early December 2018. No shares of common stock were sold pursuant to this Sales Agreement during the three and nine months ended September 30, 2018.

Summary Statement of Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,		2018 vs. 2017
	2018	2017	$ Change	% Change
Net cash, cash equivalents and restricted cash used in operating activities	$(46,253)	$(14,293)	$(31,960)	224%
Net cash, cash equivalents and restricted cash provided by investing activities	2,150	244	1,906	781%
Net cash, cash equivalents and restricted cash provided by financing activities	54,924	6,727	48,197	716%
Net increase (decrease) in cash, cash equivalents and restricted cash	$10,821	$(7,322)	$18,143	(248)%

Cash Flows from Operating Activities. Since inception, the primary use of cash, cash equivalents and restricted cash was to fund further development of our lead MVP-R product candidate, Amphora, for prevention of pregnancy as well as potential other indications and to support general and administrative operations.

Cash Flows from Investing Activities. Net cash, cash equivalents and restricted cash provided by investing activities for the nine months ended September 30, 2018 increased by $1.9 million compared to the same period in 2017 primarily due to cash acquired from Neothetics in connection with the Merger as described in Note 1- Description of Business and Basis of Presentation.

Cash Flows from Financing Activities. During the nine months ended September 30, 2018, the primary source of cash, cash equivalents and restricted cash was the sale of 1,614,289 shares of the Company's common stock for gross proceeds of $20.0 million in a private placement transaction, the May 2018 sale of 7,436,171 shares of common stock and pre-funded warrants to purchase 1,063,829 shares of common stock for net proceeds of $37.5 million in connection with the Offering, offset by $1.5 million cash paid for income tax withheld upon vesting of restricted stock awards, $1.0 million for payments of offering costs, and a $0.2 million payment of Series D dividends upon conversion of Series D into the Company's common stock. During the nine months ended September 30, 2017, the primary source of cash, cash equivalents and restricted cash was the sale of 15 shares of Series D for net proceeds of $7.4 million, which was partially offset by the payment of deferred financing costs of $0.7 million.

Operating and Capital Expenditure Requirements

Our future capital requirements are difficult to forecast. We expect to incur additional capital expenditures for serialization equipment to be utilized in the manufacturing of Amphora prior to commercialization, but cannot adequately predict the cost of the equipment in the future or other potential capital expenditure requirements, if any.

We expect research and development expenses to remain relatively flat in 2019 compared to 2018 as we are completing AMP002 in late 2018. In addition, we expect to incur costs as we make improvements to our manufacturing process. The process of conducting preclinical and clinical trials necessary to obtain regulatory approval is costly and time consuming and we may never succeed in achieving regulatory approval for any of our product candidates. The probability of success for each product candidate will be affected by numerous factors, including preclinical data, clinical trial data, competition, manufacturing capability and commercial viability. We are responsible for all research and development costs for our programs.

We expect general and administrative expenses to increase as we hire additional personnel to support commercialization of Amphora, if approved. We also anticipate increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with stock exchange listing and SEC requirements, and directors' and officers' liability insurance premiums.

When we believe regulatory approval of a product candidate appears likely, we expect to incur significant costs as we establish a sales and marketing infrastructure for distribution, promotion and sales of it.

Off-Balance Sheet Arrangements

As of September 30, 2018 and December 31, 2017, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Our objective is to reflect the appropriate clinical trial expenses in our consolidated financial statements by recording those expenses in the period in which services are performed and efforts are expended. We account for these expenses according to the progress of the clinical trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates through financial models and discussions with applicable personnel and outside service providers as to the progress of clinical trials. During a clinical trial, we adjust the clinical expense recognition if actual results differ from estimates. We make estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical trial accruals are partially dependent upon accurate reporting by CROs and other third-party vendors. Although we do not expect estimates to differ materially from actual amounts, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any reporting period. For the three and nine months ended September 30, 2018 and 2017, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

Determining Fair Value of Stock Options

The fair value of the shares of our common stock underlying stock-based awards are estimated on each grant date by our board of directors. Prior to completion of the Merger, to determine the fair value of the common stock underlying option grants, the board of directors considered, among other things, valuations of our common stock prepared by an unrelated valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Given the absence of a public trading market for our common stock prior to completion of the Merger, the board of directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of our common stock, including our stage of development; progress of our research and development efforts; our operating and financial performance, including levels of available capital resources; the rights, preferences and privileges of our convertible preferred stock relative to those of our common stock; sales of our convertible preferred stock; the valuation of publicly traded companies in our industry, equity market conditions affecting comparable public companies and the lack of marketability of our common stock. We obtained valuations on at least an annual basis or when we determined significant value generating or diminishing internal and/or external events have occurred, which would significantly increase or decrease the fair value of the common stock underlying our stock-based awards. Post-Merger, the fair value of our common stock will be equal to the closing price of our stock.

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

Item 1A. Risk Factors

The risk factors described in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 as filed with the SEC on May 14, 2018 have not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The table below is a summary of purchases of our common stock we made during the quarter covered by this report. Other than as indicated in the table below, no such purchases were made in any other month during the quarter. We do not have any publicly announced repurchase plans or programs.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July 1 - July 31	620,285	$2.46	—	—

(1) These shares were surrendered to the Company to satisfy tax withholdings obligations in connection with the vesting of restricted stock awards.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

  The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Exhibit Title	Filed with this Form 10-Q	Incorporated by Reference
			Form	File No.	Date Filed
10.1Δ	Executive Employment Agreement, dated as of July 2, 2018, by and between Evofem Biosciences, Inc. and Saundra Pelletier.		8-K	001-36754	7/3/2018
10.2Δ	Executive Employment Agreement, dated as of July 2, 2018, by and between Evofem Biosciences, Inc. and Justin J. File.		8-K	001-36754	7/3/2018
10.3Δ	Executive Employment Agreement, dated as of July 2, 2018, by and between Evofem Biosciences, Inc. and Kelly Culwell.		8-K	001-36754	7/3/2018
10.4Δ	Executive Employment Agreement, dated as of July 2, 2018, by and between Evofem Biosciences, Inc. and Russell Barrans.		8-K	001-36754	7/3/2018
10.5Δ	Executive Employment Agreement, dated as of July 2, 2018, by and between Evofem Biosciences, Inc. and Alexander A. Fitzpatrick.		8-K	001-36754	7/3/2018
10.6Δ	2018 Inducement Equity Incentive Plan.		10-Q	001-36754	8/2/2018
10.7Δ	Notice of Grant of Stock Option under the 2018 Inducement Equity Incentive Plan.		10-Q	001-36754	8/2/2018
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
†101.INS	XBRL Instance Document	X
†101.SCH	XBRL Taxonomy Extension Schema Document	X
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
†101.DEF	XBRL Definition Linkbase Document	X
†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

Δ	Management Compensation Plan or arrangement.
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

†
The financial information of Evofem Biosciences, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed on November 7, 2018 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Operations, (iv) the Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Deficit, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVOFEM BIOSCIENCES, INC.

Date: November 7, 2018	By:	/s/ Justin J. File
Justin J. File
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)