Form 10-K
period 2018-12-31
Evofem Biosciences, Inc.
filed 2019-03-01
CIK 1618835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Registrant’s telephone number, including area code: (858) 550-1900
Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $0.0001 Per Share; Common stock traded on The Nasdaq Capital Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒   NO  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    YES ☒    NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒
The aggregate market value of the common stock held by non‑affiliates of the registrant was approximately $16,035,680 as of June 30, 2018, based upon the closing sale price on the Nasdaq Capital Market reported for such date. Shares of common stock held by each executive officer and director and certain holders of more than 10% of the outstanding shares of the registrant’s common stock have been excluded in that such persons may be deemed to be affiliates. Shares of common stock held by other persons, including certain other holders of more than 10% of the outstanding shares of common stock, have not been excluded in that such persons are not deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of Registrant’s Common Stock outstanding as of February 22, 2019, was 28,156,567.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement relating to its 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K (Annual Report), contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements, other than statements of historical facts, contained in this Annual Report, including statements regarding strategy, future operations, future financial position, projected costs, prospects, plans and objectives of management, are forward-looking statements. Words such as, but not limited to, “anticipate,” “aim,” “believe,” “contemplate,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “suggest,” “strategy,” “target,” “will,” “would,” and similar expressions or phrases, or the negative of those expressions or phrases, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on our projections of the future that are subject to known and unknown risks and uncertainties and other factors that may cause our actual results, level of activity, performance or achievements expressed or implied by these forward-looking statements, to differ. These forward-looking statements include, among other things, statements about:

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
of pregnancy, prevention of urogenital transmission of chlamydia in women and prevention of urogenital transmission of gonorrhea in women, our MVP-R product candidate for reduction of recurrent bacterial vaginosis (BV), and any other product candidate we may seek to develop;

•	the success, cost and timing of our clinical trials;

•	our ability to obtain additional patent protection for our product candidates;

•	our dependence on third parties in the conduct of our clinical trials;

•	our ability to establish and develop sales and marketing capabilities or our ability to enter into agreements with third parties to market and sell any approved product candidates we may have;

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
Our current product candidates have not been approved by the United States Food and Drug Administration (FDA), the European Commission or any other regulatory commission. Our product candidates have not been, nor may they ever be, approved by any regulatory agency or competent authority nor marketed anywhere in the world.
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. All forward-looking statements are qualified in their entirety by this cautionary statement. Forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We have included important factors in the cautionary statements included in this document, particularly in the section entitled “Risk Factors” of this Annual Report that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. The forward-looking statements contained in this Annual report are made as of the date of this Annual Report and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.
Unless the context requires otherwise, (i) references in this Annual Report to “Evofem,” “Company,” “we,” “us” and “our” refer to Evofem Biosciences, Inc. and our subsidiaries, and (ii) references to “Private Evofem” refer to Evofem Biosciences Operations, Inc. and its subsidiaries prior to the closing the Merger as described in the section entitled “Corporate Background” in Item 1 of this Annual Report.

PART I

Item 1. Business.

Overview
We are a clinical-stage biopharmaceutical company committed to developing and commercializing innovative products to address unmet needs in women’s sexual and reproductive health. We exist to advance the lives of women by developing innovative solutions, such as woman-controlled contraception and potential protection from certain sexually transmitted infections (STIs). We are leveraging our proprietary Multi-purpose Vaginal pH Regulator TM (MVP-R) platform to develop Amphora, which if approved will be the first on-demand and female controlled MVP-R birth control method in the U.S.
Our MVP-R gel technology has both acid buffering and bio-adhesive properties and is designed to maintain an optimal vaginal pH of 3.5 to 4.5. This vaginal pH range is inhospitable to spermatozoa (sperm) as well as certain viral and bacterial pathogens associated with STIs, and it is integral to the survival of healthy bacteria in the vagina.
We are developing our lead MVP-R product candidate, Amphora (L-lactic acid, citric acid, and potassium bitartrate), for three potential indications: prevention of pregnancy, prevention of urogenital Chlamydia trachomatis infection (chlamydia) in women and prevention of urogenital Neisseria gonorrhoeae infection (gonorrhea) in women.
In 2014, we completed a randomized, Phase 3 non-inferiority trial for Amphora as a contraceptive in 3,389 women. Amphora was shown to be non-inferior to control when the complete data set was analyzed in accordance with the pre-specified statistical analysis plan, with a six-month cumulative pregnancy rate of 10.5% with typical use and 4.1% with perfect use. It was well-tolerated with less than 2% of patients experiencing possible treatment-related adverse events (AEs) and no treatment-related serious adverse events (SAEs).
We conducted a second, single-arm Phase 3 trial for Amphora for the prevention of pregnancy in approximately 1,400 women in the United States (AMPOWER). The last patient exited the study in November 2018. We reported top-line data from AMPOWER in December 2018, which demonstrated a cumulative pregnancy rate of 14.0% over seven cycles of use (95% CI 10.0, 18.0) in the modified intention-to-treat population (referred to as "typical use") which meets the pre-determined endpoint of this clinical trial. This corresponds to an 86.0% efficacy rate. In women who correctly used Amphora following the study protocol, the cumulative pregnancy rate was 1.3% over seven cycles of use (95% CI 0.4, 2.1), which corresponds to a 98.7% efficacy rate.
We plan to resubmit the New Drug Application (NDA) to the United States Food and Drug Administration (FDA) in the second quarter of 2019. Subject to acceptance and timely approval of the NDA by the FDA, we plan to commercialize Amphora in early 2020.
We believe Amphora is highly differentiated from other birth control methods currently available or in development. Amphora is hormone-free and, based on clinical data collected to date, does not exhibit known side effects of traditional hormone-based contraceptives, such as weight gain, headaches, sore breasts, irregular periods, mood changes, decreased sexual desire and nausea. Amphora is self-administered and we intend to seek regulatory approval for product labeling stating Amphora can be used on-demand, immediately before or up to one hour before intercourse. In addition, we anticipate Amphora may provide additional benefits beyond its primary use for prevention of pregnancy, including its lubricant effect for enhanced sexual satisfaction.
We are also conducting a Phase 2b clinical trial of Amphora for the prevention of urogenital transmission of chlamydia (primary endpoint) and gonorrhea (secondary endpoint) in women. We refer to this trial as AMPREVENCE. The primary endpoint of AMPREVENCE is 40% reduction in the incidence of chlamydia in women treated with Amphora versus placebo. Enrollment is underway at approximately 50 study centers in the United States; as of February 22, 2019, AMPREVENCE was over 89% enrolled. We envision our STI program as developing label expansion opportunities to further differentiate Amphora from other contraceptive products in the market.
Preclinical studies conducted by Rush University Medical Center (Rush University) suggest that our MVP-R gel technology may suppress many of the pathogens responsible for sexually transmitted and commonly occurring bacterial infections. Amphora has been granted Qualified Infectious Disease Product (QIDP) designation by the FDA for the prevention of gonorrhea in women. Our MVP-R gel has also been granted QIDP designation by the FDA for the prevention of the recurrence of bacterial vaginosis (BV). QIDP designation provides several key potential advantages, including qualification for the FDA Fast Track program and longer market exclusivity, among others. We also received Fast Track designation from the FDA for the development of Amphora for the prevention of chlamydia.
We are also advancing our MVP-R gel product candidate for the treatment of recurrent BV and intend to conduct a Phase 2 clinical trial to evaluate efficacy of this product candidate in this indication. In a Phase 1 dose-finding trial for this indication, the highest dose formulation of Amphora reduced vaginal pH for up to seven days following a single administration.

We have assembled a very strong management team with significant operational experience in the biopharmaceutical market. Specifically, our senior executives have a successful track record of developing and commercializing women’s health products including Mirena, Plan B One-Step, Yasmin, YAZ, NuvaRing, Paragard and Seasonique, among others.
Our Strategy
We are committed to providing women with direct control and management of their sexual and reproductive health. Key elements of our strategy include:

•
Gain regulatory approval of and subsequently commercialize Amphora. Our initial focus is the development and successful commercialization of Amphora as the first hormone-free, non-invasive, woman-controlled contraceptive drug product. We intend to build an internal sales force to commercialize Amphora in the United States, if approved. Outside the United States, we intend to evaluate collaborations for commercialization. We believe this approach will allow us to effectively deploy our capital to maximize the inherent value of Amphora for the benefit of all stakeholders.

•
Leverage our MVP-R gel technology to develop and commercialize novel, first-in-class products for women. We intend to expand on our potential initial indication, prevention of pregnancy, by being the first company to market a birth control method with supplemental indications for the prevention of certain STIs. In addition, we are developing a product candidate for the reduction of recurrent BV, which, if approved, would be the only FDA-approved product for this indication.

•
Expand our intellectual property position by pursuing opportunities to extend the exclusivity of our highly differentiated and proprietary product candidates. We intend to aggressively pursue additional and new patent applications to broaden our intellectual property portfolio. We will continue seeking domestic and international patent protection and endeavor to proactively file patent applications for new commercially valuable inventions.

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

Contraceptive Market Overview
In 2018, the global revenue for contraceptive products was approximately $24 billion and projected to grow at 6.8% per annum to exceed $35 billion by 2024, making contraception a substantial and growing subset of the overall healthcare market. This growth is expected to continue to be driven by the United States, where favorable government policies aimed at preventing unwanted pregnancies are in place.
Current contraceptive options include devices designed to prevent pregnancy through physical means such as condoms, diaphragms and intrauterine devices (IUDs), and hormone-based pharmaceutical products, including oral contraceptives, vaginal rings, intramuscular injections, subcutaneous implants and transdermal patches.
Existing contraceptive options can have significant side effects or other limitations. Long-acting options such as IUDs, injections and implants require medical procedures and are not quickly or easily reversible. Hormonal approaches can be associated with undesirable side effects such as weight gain, loss of libido and mood changes, which may lead women to seek alternative contraceptive technologies or decide not to use any form of contraceptive options currently available. Besides condoms, the only currently available over-the-counter (OTC) products are spermicides. These products are based on surfactants, which can cause genital irritation and inflammation that may increase the risk of contracting human immunodeficiency virus (HIV) or other STIs from an infected partner. As such, spermicides were pulled from most of the European market and are rarely used in the United States. In contrast to most existing contraceptive methods, Amphora is hormone-free; its mechanism of action is to regulate the vaginal pH at the normal healthy level, even in the presence of semen. It can be easily self-administered as needed, non-invasive, and has lubricating properties that may potentially enhance sexual satisfaction. Unlike other vaginal gel contraceptives currently on the market, Amphora is manufactured with ingredients that are generally recognized as safe, and is free of surfactants such as nonoxynol-9. We believe these combined attributes may make Amphora a more desirable option than currently marketed products.
The unmet needs in the contraceptive market and the shift away from traditional methods, such as oral contraceptives, make the entry of a non-hormonal birth control option like Amphora timely and desirable. Currently, the only non-hormonal prescription contraceptive methods approved in the United States market are a copper IUD and a diaphragm. A copper IUD is a device which requires an invasive, sometimes painful, medical procedure for insertion and may cause heavy menstrual bleeding. In addition, a copper IUD could remain in the user’s body for up to 10 years. A diaphragm is a device which can be difficult to insert and must be used with contraceptive gel.

We believe the growing concern associated with the increasing prevalence of sexually transmitted diseases along with the recognized need for MVP-Rs and the growing demand for new innovative contraception options that offer additional protective benefits will drive further growth in the global contraceptive market.
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
As shown in the chart below, 16.8 million US women use no method of birth control, putting them at risk of pregnancy and an additional 9 million women in the United States rely on condoms or some other form of non-hormonal contraception (e.g., copper IUD, diaphragm, rhythm, withdrawal). Another 18.2 million women in the United States use hormone-based prescription birth control methods.

Market Map: Contraceptive Methods, US Females 15 – 44

2014 usage pattern applied to 2017 Census population (latest available data)

Total = 64.0M
18.2M
Patch 0.1
21.0M
24.8M
100%
80
60
40
20
0
Implant 1.0
Ring 1.0
Injectable 1.5
IUD 4.6
OCs 10.0
Surgical Sterilization 11.1
Other 0.2
Withdrawal / Rhythm 4.0
Barrier Methods 5.7
Infertile / Medical Sterilization 1.9
Pregnant / Seeking Pregnancy 6.1
Not Seeking Pregnancy 16.8
Rx Contraceptive Users
Non-Rx Contraceptive Users
Not Using Contraceptive
Potential Amphora Targets
Non-Targets

European Union Contraceptive Market
The European Union (EU) contraceptive market was valued at approximately $5 billion in 2016, representing 23.5% of the global market, and is expected to grow at an average compound annual growth rate of 5.4% from 2013 to 2024, reaching approximately $7.6 billion in 2024. Approximately 25% of women in the EU use no contraception and 16.7% use condoms. Among newer products, only IUDs have a double-digit market share in the EU.
The greater European market (inclusive of the EU), eastern Europe, and the Commonwealth of Independent States (CIS) has approximately 110 million women of reproductive age eligible for contraceptive use when accounting for factors including sterilization, sexuality, and sexual activity. An analysis of secondary market research from 2017 suggests that approximately 60 million of these women were found to showcase the characteristic of hormone avoidance or were hormone indifferent. Thus, we believe that Amphora will have the ability to significantly grow the European birth control market through the conversion of non-users, hormonal contraceptive users, and those who will supplement their current methods.

Asia Pacific (APAC) Contraceptive Market
The Asia Pacific region consists of China, Japan, Korea, India, Indonesia, Australia, Vietnam, Thailand, and the Philippines. The total addressable market for hormone avoidance segment in the region is 285 million women with a majority of those women residing in the China, India, and Indonesia. The overall ease of entry across the APAC market varies significantly by country primarily due to their regulatory environment, as well as, strategic implications like pricing, competition, and the diversity of the consumer profile and her behaviors when purchasing or switching contraceptives.
Market Opportunity
Innovation and new product introduction in the women’s reproductive healthcare arena have been limited when compared to other therapeutic categories. There have been no innovative contraceptives introduced in the United States since NuvaRing was approved in 2001. There are currently no FDA-approved contraceptive products that are indicated for the prevention of chlamydia or gonorrhea, nor for the reduction of the recurrence of BV.
According to the Centers for Disease Control and Prevention (CDC), reducing the percentage of all unintended pregnancies has been one of the National Health Promotion Objectives since their establishment in 1980. Despite efforts to reduce their incidence, over two million unintended pregnancies occur in the United States annually. Following decades of minimal change or increase, the percentage of unintended pregnancies in the United States decreased slightly in the period from 2008 to 2011. Despite this decrease, 45% of pregnancies in the United States are still unintended. Nearly all women with sexual experience in the United States have used some form of contraception in their lives. However, many women may not use contraception consistently or correctly, which may result in an unintended pregnancy. According to research conducted by the CDC, approximately 40% of women surveyed after giving birth to a child resulting from an unintended pregnancy who were not using contraception noted one of the following three reasons for nonuse: did not expect to have sex, worried about side effects of birth control, or male partner did not want to use birth control.
Hundreds of millions of women worldwide seek contraceptive products during their, on average, 30 plus years of fertility. As such, women utilizing contraception consider the most appropriate methods for their purposes and intended use. According to the United Nations, in 2017, model-based estimates indicate approximately 75% of women of reproductive age (18 to 49), worldwide, required some form of family planning. According to the Guttmacher Institute, there are approximately 62 million women of reproductive age in the United States. There are approximately 173 million women of reproductive age located in the greater European market. Additional attractive markets for global expansion include the APAC, where an addressable population of 829 million exist. Brazil and the Russian Federation represent an additional 78 million women of reproductive age in aggregate.
Our Product Candidates
Amphora as a Contraceptive
We believe Amphora, our lead MVP-R product candidate, addresses significant gaps in the contraceptive market. If approved by the FDA, Amphora will be the only hormone-free, woman-controlled contraceptive drug product available by prescription in the United States.
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

On-Demand/Woman-controlled	Amphora is designed to be used as needed – no need for consistent daily, weekly, or monthly routine – immediately before or up to one hour before intercourse at a woman’s discretion.

Non-invasive	Unlike methods that require a physician to insert the device (i.e. IUD, Implant), Amphora is free from requiring the invasive procedure at the healthcare providers office.

Personal Lubricant Properties
Amphora has benefits for use as a personal vaginal lubricant, beyond the primary contraceptive function. We believe Amphora’s personal lubricant properties can reduce friction and ease penetration, enhancing sexual satisfaction.

Ease of Use	The pre-filled Amphora applicator is designed for convenience and to be stored at room temperature for ease of handling and use.

Bio-adhesive Properties	Amphora has bio-adhesive and viscosity-retaining properties to form a long-lasting layer of gel over the vaginal and cervical surfaces, which may reduce leakage from the vagina.

No Weight Restrictions	Amphora is designed to be used by women of any Body Mass Index with no weight restrictions, unlike many traditional hormonal birth control options.

No Surgical Procedures	No physician insertion or removal required. The use of Amphora is private and discrete, requiring no need for recurring doctor appointments, or clinical or surgical procedures.

Cost Effective	We anticipate mandated coverage in the United States under the Affordable Care Act (the ACA). Amphora is only used when needed, thereby eliminating cost for daily use methods.

The CDC’s recommendations for use of combined hormonal birth control options, as shown below, define numerous conditions that create unacceptable health risks if hormonal contraception is used (known as Category 4). The number of women impacted by these conditions is significant. We believe Amphora, if approved by the FDA, will provide women an attractive solution to avoid hormones and certain other negative side effects from current prescription contraceptives.
Category 4 (a condition that represents an unacceptable health risk if hormonal contraception is used)

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

If approved by the FDA, Amphora is potentially disruptive to the existing contraceptive landscape and is designed to address underserved and unmet needs in the birth control market, as seen in the table below. We expect to appeal to the 16.8 million women who are currently using no method of birth control, as well as, benefit from a favorable shift away from the daily use of oral forms of hormonal birth control options to more innovative technologies that underpin the large and growing global contraceptive market.

Product Class	Non-Hormonal	No Systemic Side Effects	Non-invasive	Convenient
Amphora*	✓	✓	✓	✓
28 Day Oral Contraceptives			✓
Extended Regimen Oral Contraceptives			✓
Hormone Releasing IUDs				✓
Copper IUD	✓	✓		✓
Implant				✓
Vaginal Ring			✓	✓
Transdermal Patch			✓

*	Investigational product
We conducted initial market research studies with 152 healthcare providers and 100 obstetrician/gynecologists (OB/GYNs). On a scale of 1-10, approximately 40% of healthcare providers rated their likelihood to prescribe a contraceptive-only version of Amphora as an 8, 9 or 10. With the added ability to prevent an STI, over 50% of OB/GYNs rated their likelihood to prescribe Amphora as an 8, 9 or 10 on a 10-point scale.
We conducted additional market research studies with 1024 healthcare providers (476 OB/GYNs, 222 Clinical Staff, and 326 Primary Care Physicians) where we were able to identify those providers whose attitudes indicate they’re the most likely to adopt Amphora early in the launch process. When asked about the likelihood to prescribe once launched, respondents indicated their patients would use Amphora as their primary form of birth control 15% of the time, which ranks second behind the use of birth control pills.
Similar to our healthcare provider and OB/GYN research, we conducted two separate market research studies with women of reproductive age and healthcare providers in the United States to evaluate potential interest in Amphora. This market research provided insight on the reasons why Amphora is appealing, which included the attributes of being non-hormonal and woman-controlled. In one of our market research studies, 71% of the women expressed concerns about hormonal exposure and 58% were not currently satisfied with their contraceptive choice. Our research confirmed there are multiple consumer segments of interest including women seeking prevention of pregnancy and STIs, or older, monogamous women seeking an alternative to hormones and condoms. Overall, approximately 40% of women in two different samples of 287 and 206 consumers rated their likelihood to use Amphora as an 8, 9, or 10 on a 10-point scale.

Multi-purpose Vaginal pH Regulator TM Birth Control Mechanism of Action
A normal vaginal pH of 3.5 to 4.5 is important for maintaining good vaginal health. At this optimal pH level, the vagina contains a balance of necessary healthy bacteria. Additionally, a vaginal pH in this range is inhospitable to sperm as well as certain viral and bacterial pathogens. Amphora was developed to have acid-buffering (pH 3.5), bio-adhesive, and viscosity-retaining properties to provide effective acidification of the male ejaculate in the vagina and to form a long-lasting layer of gel over the vaginal and cervical surfaces. Typically, the introduction of semen (pH = 7.2-8.0) into the vagina causes a rise in pH above 6.0 due to the alkalinity of the ejaculate, which neutralizes the normally acidic vaginal environment, and allows for the survival of sperm. Amphora prevents pregnancy by maintaining a normal vaginal pH (pH = 3.5-4.5) even in the presence of semen, inhibiting sperm from reaching the ovum to form a zygote. This buffering capacity is due to Amphora’s active pharmaceutical ingredients. Other MVP-R properties contributing to Amphora's mechanism of action are its capacity to immobilize sperm, maintain sufficient viscosity even upon dilution with the introduction of semen into the vagina and its bio-adhesive strength. Early clinical testing indicated Amphora may remain active when inserted up to 10 hours prior to intercourse.

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
Less than 2% of patients using Amphora experienced an AE that was “definitely” related to treatment. There were no SAEs deemed “definitely” or “probably” related to Amphora. Of the 30 subjects who experienced at least one SAE, 11 were treated with Amphora (0.8%) and 19 were treated with Conceptrol (1.3%). There were no SAEs reported in the cycle 8-13 extension phase. Significantly more subjects were highly satisfied Amphora as compared to Conceptrol and significantly more Amphora users would use the product again if it were available (p<0.05 for both comparisons).
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
A Type A meeting was held on October 31, 2016 with the FDA, during which the FDA indicated a confirmatory efficacy trial focused on participants in North America would be required. After further consultation with the FDA, the FDA confirmed a single-arm trial (non-comparative) would be sufficient to address the CRL clinical deficiency. All feedback received from the FDA was incorporated into a protocol for a single-arm trial which was submitted to the FDA on June 30, 2017 (AMPOWER).
Phase 3 Trial (AMPOWER)
We conducted a second, single-arm, Phase 3 trial entitled “A Single-Arm, Phase III, Open Label, Multicenter, Study in Women Aged 18-35 Years of the Contraceptive Efficacy and Safety of Amphora Contraceptive Vaginal Gel.” We refer to this trial as AMPOWER. AMPOWER enrolled approximately 1,400 women aged 18 to 35 at 112 sites in the United States. The first subject enrolled in this trial on July 28, 2017, and enrollment was completed in February 2018. We reported top-line data from AMPOWER in December 2018 and plan to resubmit the NDA for Amphora for the prevention of pregnancy to the FDA in the second quarter of 2019. Per the FDA Performance Goals under PDUFA VI, the FDA review timeline for this type of Class 2 resubmitted NDA is six months.
The primary endpoint of the study was the pregnancy rate over seven cycles of use (one cycle 21-35 days) as assessed by the Kaplan-Meier statistical method. Top-line data analysis demonstrates a cumulative pregnancy rate of 14.0% over seven cycles of use (95% CI 10.0, 18.0) in the mITT population (referred to as typical use), which meets the pre-determined endpoint of this clinical trial. This corresponds to an 86.0% efficacy rate.
In women who correctly used Amphora following the study protocol, the cumulative pregnancy rate was 1.3% over seven cycles of use (95% CI 0.4, 2.1), which corresponds to a 98.7% efficacy rate. The "perfect use" or "per protocol” population is a subset of the overall use or “typical” use population that includes all cycles in which the product was used. For a subject to qualify for the perfect use population, she had to indicate via her E-diary that she used the product correctly and without use of another contraceptive method for every act of intercourse for at least one cycle. The results demonstrate that when Amphora is used as directed, the efficacy is similar to other frequently used contraceptive methods.
Overall in the AMPOWER study there were more than 24,000 acts of intercourse in which Amphora use was reported and of these, Amphora was used as directed 88.9% of the time. Less than 2% of women in AMPOWER discontinued due to an adverse event and there were no treatment related serious adverse events. There were minimal side effects reported by AMPOWER study participants.
Adverse events in greater than 2% of Amphora treated subjects in AMPOWER (safety population):

Amphora
(N=1329)
Preferred term	n (%)
Total number (%) of subjects with at least one AE	589 (44.3%)
Bacterial vaginosis/vulvovaginitis	34 (2.6%)
Nasopharyngitis (common cold)	34 (2.6%)
Urinary tract infection	72 (5.4%)
Vulvovaginal mycotic infection/candidiasis	48 (3.7%)
Vulvovaginal burning sensation	263 (19.8%)
Vulvovaginal pruritis (itching)	149 (11.2%)

Demographics of subjects in AMPOWER (intention-to-treat population):

Amphora
(n= 1384)
Age at Enrollment (years)
Mean	27.7
Median	28
Ethnicity, n (%)
Hispanic or Latino origin	571 (41.3%)
Not Hispanic or Latino origin	805 (58.2%)
Not reported	8 (0.5%)
Race, n (%)
Asian	35 (2.5%)
Black or African American	348 (25.1%)
American Indian or Alaska Native	6 (0.4%)
Native Hawaiian or Pacific Islander	2 (0.1%)
White	955 (69.0%)
Other	38 (2.7%)
BMI (kg/m2) at screening
Mean	28.8
Median	27.0
Min, Max	13.2, 110.5

In addition to the prevention of pregnancy outcome and secondary safety outcomes, this trial also included an exploratory endpoint of sexual satisfaction, which could be further explored in future trials and potentially utilized in labeling and marketing materials for Amphora. We believe this is the first contraceptive registration trial to include sexual satisfaction as an outcome.
Scientific Advice Process in the EU
We previously conducted a regulatory gap analysis with Pharmalex GmbH to determine how the EU regulatory bodies were likely to view its marketing authorization application (MAA) upon submission to the EU. Scientific advice was previously sought in April 2016 from the Medical Products Agency of Sweden and the Agency of Medicine and Sanitary Products of Spain, but an MAA was not pursued due to a lack of resources to support a filing at that time. We have reinitiated the scientific advice process and plan to seek marketing authorization for Amphora in the EU through a collaboration with a licensing partner.
Amphora for STI Prevention
In the United States, the CDC reported there were 1.7 million new cases of chlamydia and approximately 556,000 new cases of gonorrhea in 2017. We believe this represents a significant commercial opportunity for Amphora.
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
Of all agents tested, Amphora was the most highly active against gonorrhea in vitro. The following table represents in vitro activity of test articles and control agents against seven strains of gonorrhea:

Test Agent	Number of gonorrhea strains inhibited/total number of strains tested
Dilution of formulated agent
	10%	5%	2.5%	1.25%	0.625%
PRO2000	6/7	4/7	2/7	0/7	0/7
CAP gel	6/7	0/7	0/7	0/7	0/7
Cellulose sulfate	1/7	1/7	1/7	0/7	0/7
BufferGel	7/7	3/7	0/7	0/7	0/7
CarraGuard	0/7	0/7	0/7	0/7	0/7
T-PSS[1] (5%)	6/7	5/7	3/7	2/7	1/7
Carbopol 1382	0/7	0/7	0/7	0/7	0/7
Methylcellulose	0/7	0/7	0/7	0/7	0/7
Amphora	7/7	7/7	7/7	6/7	6/7

[1]	T-PSS =polysodium 4-styrene sulfonate

Building on the microbicide potential of Amphora demonstrated in preclinical trials, we are currently conducting a double-blinded, placebo-controlled pivotal Phase 2b trial to evaluate the efficacy of Amphora for the prevention of sexual transmission of two common STIs, chlamydia (primary endpoint) and gonorrhea (secondary endpoint). This trial is designed to enroll 844 women 18 to 45 years of age at approximately 50 sites in the United States. Should this trial meet its primary endpoint, the FDA has indicated it may be considered as one of two pivotal trials required for approval of Amphora for the prevention of chlamydia in women, for which it has been granted Fast Track designation by the FDA. The FDA’s Fast Track program is intended to expedite or facilitate the process of reviewing new drugs and provides eligibility for priority review, if relevant criteria are met.
As previously noted, Amphora has been granted QIDP designation by the FDA for the prevention of gonorrhea in women.
MVP-R Gel BV Product Candidate
BV effects an estimated 21 million women, or 29.2% of women of reproductive age in the United States, and is considered to be the most common reproductive tract infection for women. Data suggests BV recurs in up to 58% of women within the first 12 months of treatment. There are currently no FDA-approved products indicated for the reduction of recurrent BV.
Preclinical tests have shown our investigational MVP-R gel product kills many of the microbes responsible for BV. The inhibitory mechanism comprises our BV product candidate’s buffered acidity and the presence of active pharmaceutical ingredients in the MVP-R gel.
We filed an Investigational New Drug Application (IND) with the FDA in March 2016 to study the ability of our BV product candidate to reduce recurrent BV. Following submission of the IND, we conducted a Phase 1 trial (EVO-002) to evaluate the ability of a single vaginal administration of our BV product candidate at three different doses to reduce vaginal pH. The trial was completed in late 2016 and revealed the highest dose evaluated (5-gram) reduced vaginal pH for up to seven days following a single administration compared to placebo gel or no gel. We are currently designing a Phase 2 trial to examine the ability of a 5-gram dose of our BV product candidate to reduce recurrent BV versus placebo gel.
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
The top 10% of prescribers (98% of which are OB/GYNs) account for 46% of the annual contraception prescriptions in the United States. The American Congress of Obstetricians and Gynecologists (ACOG) reports there are approximately 36,000 fellows currently practicing in the United States. We intend to target the top 30% by deploying a sales force of approximately 100 sales representatives and managers. Our healthcare provider segmentation project will aid in our targeting of those high volume potential providers whose attitudes suggest they will be early adopters based on their beliefs that the best form of birth control for women is one they will use. Evofem's sales team will be complemented by print and digital advertising, social media campaigns, access programs, educational campaigns, and non-personal promotion campaigns targeting both consumers and healthcare providers.
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
Ex-United States Markets
In markets outside of the United States, if our MVP-R product candidate is approved for marketing in an individual market, we intend to establish regional and/or global partnerships by either sublicensing the commercialization rights or entering into distribution agreements with one or more third parties for the commercialization of the applicable product candidate in that market.
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
Third-party Payers
Market acceptance and sales of Amphora and our other MVP-R gel product candidate, if approved, will depend in part on the extent to which reimbursement for these products will be available from third-party payers, including government health administration authorities, managed care organizations and private health insurers. Third-party payers decide which therapies they will pay for and establish reimbursement levels. Third-party payers in the United States often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any product candidates we develop will be made on a payer-by-payer basis. One payer’s determination to provide coverage for a drug does not assure other payers will also provide coverage and adequate reimbursement for the drug. Additionally, a third-party payer’s decision to provide coverage for a therapy does not imply that an adequate reimbursement rate will be approved.
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
APAC
We believe the APAC region offers a major commercial opportunity across multiple regions in the Asia Pacific with 30% of women indicating they have hormonal avoidance tendencies. China is the largest overall market opportunity in terms of both population size and total birth control market value. Japan is the second largest in terms of total birth control market value. When looking at the opportunity in terms of frequency of birth control usage, China and India are the two largest APAC markets. China is the most significant commercial opportunity for the birth control/STI MVP-R gel followed by India and Indonesia due to their ease of market entry and their sizeable market opportunities.
Pricing and Reimbursement
In APAC, the patient journey to birth control, whether it is prescription or over-the-counter, differs based on the level of involvement from healthcare providers. However, since a majority of women access birth control over-the-counter in the APAC region, it will be important to develop a pricing strategy that considers the average price per sexual encounter by the type of birth control method. Further, an inclusive regional strategy will be required to contemplate consumer behaviors and key influencers as a part of go to market strategy in each of these regions to ensure commercial viability.
Amphora Manufacturing
We plan to outsource the manufacturing of Amphora (and our other potential product candidates) to third parties. Currently, we have contracted with a third party to manufacture our clinical supplies of Amphora. This third party has agreed to manufacture Amphora and potential other product candidates in accordance with all applicable current good manufacturing practices (cGMP) regulations, as well as in compliance with all applicable laws and other relevant regulatory agency requirements for manufacture of pharmaceutical drug products and combination drug-device products.
Competition
As shown below, the contraception market was established in 1960 with the introduction of “the pill,” the first oral contraceptive widely available to women in the United States. This high-dose hormonal option remained the primary form of available contraception on the market until 1988 when the copper IUD was introduced, offering the first hormone-free option for birth control. As shown in the time line below, there was no notable innovation providing additional options in women’s reproductive health until 30 years after the introduction of “the pill,” when pharmaceutical companies introduced synthetic hormonal products with different hormonal delivery systems, including the hormonal IUD, implants, the patch, and vaginal ring.

If approved, we expect that Amphora will grow the prescription birth control user market when considering the 16.8 million women who are currently at risk for pregnancy and using no form of contraception. Additionally, we expect Amphora to compete for market share in at least four categories: 1) oral contraception, 2) Long-Acting Reversible Contraception (LARC), comprising IUDs, implants, and injectables, 3) non-oral hormonal contraceptives, comprising weekly or monthly options including the patch and vaginal ring, and 4) OTC methods, dominated primarily by the condom.
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
LARC
Implants
The contraception implant (principally marketed in the United States as Nexplanon® by a subsidiary of Merck & Co.), which must be implanted under the skin and removed by a qualified healthcare provider, requiring a medical procedure, provides contraception by releasing hormones over a three-year period. The implant has realized an increase in market share over the past five years, outpacing the overall contraceptive category year-over-year, with annual sales in the United States of approximately $496 million.
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
Vaginal Ring
The hormonal vaginal ring by Merck & Co. was introduced to the market in 2001 and had annual sales in 2017 in the United States of approximately $564 million. The ring is used for three weeks and then removed for a week during menses and a new hormonal vaginal ring is inserted. The efficacy for the vaginal ring is similar to hormonal oral contraception. Users of the vaginal ring report the same incidence of hormonal related side effects as those using oral hormonal contraception.
Injectables
The primary injectable hormonal contraceptive on the market is Depo-Provera® offered by Pfizer Inc. Each injection provides protection for up to 12 to 14 weeks, but patients must receive injections once every 12 weeks to get full contraceptive protection. Depo-Provera was introduced to the market in 1992 and has annual sales in the United States of approximately $211 million.
Non-prescription OTC
Condoms are the dominate product offering in OTC sales. They are manufactured primarily by Trojan (Church & Dwight) and Durex (Reckitt Benckiser) brands, with approximately six million women who depend on condom use as their only method of birth control. The market size in the United States for condoms in 2017 was over $1.3 billion. In addition, spermicides are also available in sponges, jelly/creams, and foams and have very limited utilization.

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

Rush License Agreement
We amended and restated our license agreement with Rush University (the Rush License Agreement), pursuant to which Rush University granted us an exclusive, worldwide license of certain patents and know-how (the Rush Licensed IP) related to our MVP-R gel technology authorizing us to make, distribute and commercialize products and processes for any and all therapeutic, prophylactic and/or diagnostic uses, including, without limitation, use for female vaginal health and/or contraception.
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
Intellectual Property
We strive to protect the proprietary MVP-R gel technology both internationally and domestically. We seek and maintain patents intended to cover our product candidates, and their methods of use, as well as any other inventions that are commercially important to the development of our business. We endeavor to properly file patent applications for new commercially valuable inventions. We also may rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.
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
As of February 22, 2019, we owned 29 issued patents and allowed applications in the United States and other countries and jurisdictions, and had 31 applications pending in the United States and other countries and jurisdictions.
We have an exclusive worldwide license to a portfolio of licensed patents held by Rush University, which provide general protection for our MVP-R gel asset, which expire in 2021 and could be eligible for extensions to at least 2024 in the United States and to 2026 in certain European jurisdictions, if granted by those regulatory bodies. Further, we solely own several patent application families relating to the composition and therapeutic use of our MVP-R gel, which, upon issue, would expire at the earliest in 2033. We believe that our licensed and solely owned non-hormonal birth control gel patents and pending patent applications combined with our substantial know-how in this field, will continue to provide opportunities for us to establish a significant barrier to competitor entry into the market.
In addition, we commissioned an expert opinion in 2015 whose view was that bioequivalence for our MVP-R gel would be difficult to show, thus making it potentially more difficult to develop a generic version of our MVP-R gel.
In addition to patents, we rely, and expect to rely, on trade secrets and know-how to develop and maintain our competitive positions. For example, certain aspects of the composition, manufacturing, and use of Amphora are protected by unpatented trade secrets and know-how. Although trade secrets and know-how can be difficult to protect we seek to protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants, scientific advisors, collaborators, and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached and we may not have adequate remedies for these incidents. In addition, our trade secrets and know-how may otherwise become known or may be independently discovered by competitors. To the extent our consultants, contractors or collaborators use intellectual property owned by third parties in their work for us, disputes may arise as to the rights in related or resulting intellectual property, including trade secret, know-how and inventions.
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
Government Regulation and Product Approval
United States
The research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing, among other things, of our products are subject to extensive regulation by governmental authorities in the United States and other countries. In the United States, the FDA regulates drugs under the FDCA and its implementing regulations. Failure to comply with the applicable United States requirements may subject us to administrative or judicial sanctions, such as FDA refusal to approve pending NDA, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions and/or criminal prosecution. Medical products containing a combination of new drugs, biological products or medical devices are regulated as “combination products” in the United States. A combination product generally is defined as a product comprising of components from two or more regulatory categories (e.g., drug/device, device/biologic, drug/biologic). Each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a new drug, biologic or device. To facilitate pre-market review of combination products, the FDA designates one of its centers to have primary jurisdiction for the pre-market review and regulation of the overall product based upon a determination by the FDA of the primary mode of action of the combination product. Amphora is subject to review by the FDA, and it is anticipated that Amphora will be regulated as a drug/device combination product with a drug mode of action that requires the submission and approval of an NDA by the Center for Drug Evaluation and Research prior to marketing.
FDA Drug Approval Process
Amphora and our other MVP-R product candidates may not be marketed in the United States until the product has received FDA approval. The steps to be completed before a drug may be marketed in the United States include:

•	preclinical laboratory tests, animal studies, and formulation studies, performed in accordance with the FDA’s Good Laboratory Practice regulations;

•	submission to the FDA of an IND for human clinical testing;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for each indication to the FDA’s satisfaction;

•	submission to the FDA of an NDA;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with cGMP regulations;

•
Satisfactory completion of FDA bioresearch monitoring inspections of selected investigational sites at which the drug product was subject to clinical trials to assess compliance with good clinical practice regulations; and

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
Assuming successful completion of the required clinical testing, the results of the preclinical studies and of the clinical trials, together with other detailed information, including information on the manufacture and composition of the drug, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications. An NDA must be accompanied by payment of a significant user fee to the FDA, and establishment and product fees are payable annually after a drug’s approval. Section 505(b)(1) and Section 505(b)(2) of the FDCA are the provisions governing the type of NDAs that may be submitted under the FDCA. Section 505(b)(1) is the traditional pathway for new chemical entities when no other new drug containing the same active pharmaceutical ingredient or active moiety, which is the molecule or ion responsible for the action of the drug substance, has been approved by the FDA. As an alternate pathway to FDA approval for new or improved formulations of previously approved products, a company may file a Section 505(b)(2) NDA. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. During the sixty days after submission, the FDA reviews any NDA submitted to ensure that it is sufficiently complete for substantive review before the FDA accepts the NDA for filing. The FDA may request additional information rather than accept the NDA for filing. Even if the NDA is filed by the FDA, companies cannot be sure that any approval will be granted on a timely basis, if at all. The FDA may also refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of the advisory committee, but it typically follows such recommendations.
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
Post-Approval Requirements
Oftentimes, even after a drug has been approved by the FDA for sale, the FDA may require that certain post-approval requirements be satisfied, including the conduct of additional clinical trials. If such post-approval conditions are not satisfied, the FDA may withdraw its approval of the drug. In addition, holders of an approved NDA are required to (i) report certain adverse reactions to the FDA, (ii) comply with certain requirements concerning advertising and promotional labeling for their products, and (iii) continue to have quality control and manufacturing procedures conform to cGMP regulations after approval. Certain changes to the product, its manufacturing, or its labeling also require the NDA holder to submit a supplemental NDA to the FDA and, in many cases, to receive prior approval from FDA before implementing the proposed changes. The FDA periodically inspects the sponsor’s records related to safety reporting and/or manufacturing facilities. This latter effort includes assessment of ongoing compliance with cGMP regulations. In addition, discovery of problems with a product after approval may result in restrictions on a product, including withdrawal of the product from the market.
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
In addition, under the Pediatric Research Equity Act (the PREA), an NDA or supplement to an NDA must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA has indicated that Amphora is covered by the PREA, but the FDA may, on its own initiative or at the request of an applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. We requested and were granted a partial waiver for pre-menarcheal females and all pediatric males, as these populations are not at risk of pregnancy. Extrapolation of efficacy and safety data based on data in adult populations is planned for pediatric post-menarcheal females (≤17 years).
If we establish international operations, we will be subject to compliance with the United States Foreign Corrupt Practices Act of 1977, as amended (the FCPA), which prohibits corporations and individuals from paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate to obtain or retain business or to otherwise influence a person working in an official capacity. We also may be implicated under the FCPA for activities by our partners, collaborators, contract research organizations, vendors or other agents.
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
Corporate Information
Our corporate headquarters are located at 12400 High Bluff Drive, Suite 600, San Diego, California 92130, and our telephone number is (858) 550-1900. Our website is located at www.evofem.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act) will be made available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC) on their website located at www.sec.gov. The contents of our website are not incorporated into this Annual Report, and our reference to the URL for our website is intended to be an inactive textual reference only.  The information contained on, or that can be accessed through, our website is not a part of this Annual Report.
On January 17, 2018, we completed a business combination in accordance with the terms of an Agreement and Plan of Merger and Reorganization (the Merger Agreement), dated as of October 17, 2017, by and among the Company, Nobelli Merger Sub, Inc., our wholly owned subsidiary (Merger Sub) and Private Evofem, pursuant to which the Merger Sub merged with and into Private Evofem, with Private Evofem surviving as our wholly owned subsidiary (the Merger). On January 17, 2018, in connection with and prior to the consummation of the Merger, we effected a 6:1 reverse stock split of our common stock. See Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report and Note 3- Merger and Related Transactions of our financial statements for the year ended December 31, 2018 included in Item 15 of this Annual Report for more information regarding the Merger.

Employees
As of February 22, 2019, we had a total of 30 full-time employees and engage consultants and contract workers on an as-needed basis. We believe the relations with our employees and consultants are good.

Emerging Growth Company
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year following the fifth anniversary of our initial public offering, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the day we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million, measured as of our most recently completed second fiscal quarter, and (4) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We refer to the Jumpstart Our Business Startup Act of 2012 herein as the “JOBS Act,” and references herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.
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

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. Before deciding whether to invest in our securities, you should carefully consider the risks described below together with the information included in this report including our financial statements and the related notes and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. If any of these risks occur, our business, financial condition, results of operations or cash flow could be harmed. This could cause the trading price of our common stock to decline, resulting in a loss of all or part of your investment. There may be additional risks we do not presently know of or we currently believe are immaterial which could also impair our business and financial position.
Risks Related to Our Financial Condition and Capital Requirements
We must raise significant additional funds to finance our operations to remain a going concern. Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights.
Based on our cash balance and recurring losses since inception and inadequacy of existing capital resources to fund planned operations during the next 12 months, we will require significant additional funding to continue operations and to complete the development of Amphora for the prevention of sexually transmitted infections (STIs) and we may be unable to initiate the Phase 2 trial of our BV product candidate until we raise additional funds. If we are unable to raise additional funds when needed, we may be unable to continue development of Amphora, may be required to delay, scale back or eliminate some or all our development programs, planned commercialization strategies or cease operations entirely.  To the extent we raise additional capital through the sale of equity, convertible debt or other securities convertible into equity, the ownership interest of our stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect rights of our stockholders. Debt financing, if available at all, would likely involve agreements with covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, making additional product acquisitions or declaring dividends. If we raise additional funds through strategic collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates or future revenue streams or grant licenses on terms that are not favorable to us. Moreover, if we are unable to continue as a going concern, we may be forced to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.
We have incurred significant losses since our inception and anticipate we will continue to incur significant losses for the foreseeable future.
We are a clinical-stage biopharmaceutical company with a limited operating history. We have incurred yearly losses since inception, including net losses of $125.7 million and $105.3 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, we had an accumulated deficit of $433.1 million. Negative cash flows from our operations are expected to continue for the foreseeable future. Our utilization of cash has been and will continue to be highly dependent on our product development programs, particularly our programs for the development of our Multi-purpose Vaginal pH Regulator TM (MVP-R) product candidates, including our lead MVP-R product candidate, Amphora (L-lactic acid, citric acid, and potassium bitartrate). Our cash expenses will be highly dependent on the product development programs we choose to pursue, the progress of these product development programs, the results of our preclinical and clinical trials, the cost, timing and outcomes of regulatory decisions regarding potential approval for our product candidate or any future product candidates we may choose to develop, the terms and conditions of our contracts with service providers and license partners, and the rate of recruitment of patients in our clinical trials. In addition, the continuation of our clinical trials, and quite possibly our entire business, will depend on our financial resources at the time. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates.
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
We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future and our expenses will increase substantially if and as we:

•	continue the clinical development Amphora and our MVP-R product candidate for the treatment of recurrent bacterial vaginosis (BV);

•	continue efforts to discover new product candidates;

•	undertake the manufacturing of our product candidates or increase volumes manufactured by third parties;

•	advance our programs into larger, more expensive clinical trials;

•	initiate additional preclinical, clinical, or other trials for our product candidates or any product candidates we may choose to develop in the future;

•	seek regulatory and marketing approvals and reimbursement for our product candidates or any product candidates we may choose to develop in the future;

•	establish a sales, marketing, and distribution infrastructure to commercialize any products for which we may obtain marketing approval and market for ourselves;

•	seek to identify, assess, acquire, and/or develop other product candidates;

•	make milestone, royalty or other payments under third-party license agreements;

•	seek to maintain, protect, and expand our intellectual property portfolio;

•	seek to attract and retain skilled personnel; and

•
experience any delays or encounter issues with the development and regulatory approval of our product candidates such as safety issues, clinical trial accrual delays, longer follow-up for planned trials, additional major trials or supportive studies necessary to support marketing approval.

Further, the net losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. Due to the recurring losses, negative cash flows from operating activities since inception, and net working capital and net capital deficiencies at December 31, 2018, the report of our independent registered public accountant on our financial statements as of and for the years ended December 31, 2018 and 2017 in this Annual Report includes explanatory language describing the existence of substantial doubt about our ability to continue as a going concern. There have been no adjustments in the accompanying financial statements to reflect this uncertainty.
We have never generated any revenue from product sales and may never be profitable.
We have no products approved for commercialization and have never generated any material amount of revenue from product sales. Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaborators, to successfully complete the development of, and obtain necessary regulatory and marketing approvals to commercialize one or more of our current or future product candidates. We do not anticipate generating revenue from product sales until early 2020. Our ability to generate future revenue from product sales depends heavily on our success in many areas, including, but not limited to:

•	obtaining regulatory and marketing approval of Amphora for prevention of pregnancy and successfully developing one or more of our other product candidates;

•
manufacturing one or more product candidates and establishing and maintaining supply and manufacturing relationships with third parties that are commercially feasible, meet regulatory requirements and our supply needs in sufficient quantities to meet market demand for our product candidates, if approved;

•	marketing, launching and commercializing product candidates for which we obtain regulatory and marketing approval, either directly or with a collaborator or distributor;

•	gaining market acceptance of our product candidates as treatment options;

•	addressing any competing products;

•	protecting, maintaining and enforcing our intellectual property rights, including patents, trade secrets and know-how;

•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter;

•	obtaining reimbursement or pricing for Amphora and our other product candidates in amounts that support profitability; and

•	attracting, hiring and retaining qualified personnel.
Even if Amphora or our other product candidates are approved for commercial sale, we anticipate incurring significant costs associated with launching and commercializing any approved product candidate. We also will have to develop or acquire manufacturing capabilities or continue to contract with contract manufacturers for continued development and potential commercialization of our product candidates. If we are not able to generate revenue from the sale of any approved products, we may never become profitable.
We are heavily reliant on our ability to access funding through capital market transactions. Due to our small public float, limited operating history and lack of revenue, it may be difficult and expensive for us to raise additional funds.
We are heavily reliant on our ability to raise funds through the issuance of shares of our common stock or securities linked to our common stock. Our ability to raise these funds may be dependent on several factors, including the risk factors further described in this Annual Report. The stocks of small cap companies in the biotechnology sector similar to us tend to be highly volatile. Even if we expand our portfolio of products and product candidates, we may never successfully commercialize or monetize our current product candidates or any future product candidates we may seek to develop.
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

We presently expect that our existing capital resources will be sufficient to fund our planned operations through April 2019.  These resources will not be sufficient for us to complete the development of Amphora for prevention of STIs and our BV product candidate, and we must raise significant additional capital to complete the clinical trials required for these indications. To the extent we raise additional capital through the sale of equity, convertible debt or other securities convertible into equity, the ownership interest of our stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect rights of our stockholders. Debt financing, if available at all, would likely involve agreements with covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, making additional product acquisitions or declaring dividends. If we raise additional funds through strategic collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates or future revenue streams or grant licenses on terms that are not favorable to us.
Our limited operating history makes it difficult to evaluate the success of our business to date and to assess our future viability.
To date, our activities have been largely limited to staffing, business planning, raising capital, developing our MVP-R gel product candidates, identifying potential new product candidates and undertaking preclinical and clinical trials of our current product candidates. We have a limited operating history that makes it difficult to evaluate our business and prospects. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of uncertainty. As a clinical-stage company, we have not yet demonstrated our ability to obtain regulatory approvals, generate significant revenue or conduct biopharmaceutical marketing activities necessary for successful product commercialization. In addition, given our limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays, and other known and unknown factors. Our likelihood of success must be evaluated in light of such challenges and variables associated with a clinical-stage biopharmaceutical product development company and we may not be successful in our commercialization efforts or may incur greater costs than expected, both of which would materially and adversely affect our business, results of operations or financial condition.

Risks Related to the Development of Our Product Candidates
Our success will depend heavily on whether we can develop our lead product candidate, Amphora, for prevention of pregnancy. Failure to develop Amphora for prevention of pregnancy would likely cause our business to fail.
We currently have a single platform technology, our MVP-R gel, from which we intend to create multiple product candidates. However, we will rely primarily on Amphora for prevention of pregnancy for our commercial success. Our second Phase 3 clinical trial intended to demonstrate efficacy for prevention of pregnancy had its last patient exit the study on November 8, 2018, and we released top-line results from this trial on December 17, 2018. While we believe our MVP-R gel product candidate may also be useful in other indications, currently our business depends almost entirely on the successful clinical development and regulatory approval of Amphora for prevention of pregnancy, which may never occur. We intend to resubmit an NDA for Amphora for this indication in 2019, however the FDA may not approve Amphora for this indication and numerous factors may delay our ability to resubmit the NDA in a timely manner. We have never received regulatory approval for any product. Even though we were able to successfully complete our clinical trial for Amphora for prevention of pregnancy, we may be unable to obtain regulatory approval for Amphora for prevention of pregnancy, which would have a material adverse effect on our business, financial position, results of operations and prospects.
Our inability to develop our MVP-R gel product candidates for additional indications could have an adverse effect on our business and our ability to successfully market Amphora for prevention of pregnancy.
We believe Amphora may also be useful in certain other indications and we are conducting a Phase 2b clinical trial designed to assess the product candidate for the prevention of urogenital Chlamydia trachomatis infection (chlamydia) in women and for the prevention of urogenital Neisseria gonorrhoeae infection (gonorrhea) in women. In addition, we are currently designing a Phase 2 trial of our BV product candidate. We do not know if we will successfully complete either of these clinical trials. Even if we do complete these clinical trials, there is no assurance we will obtain regulatory approval of Amphora for the prevention of either chlamydia or gonorrhea or of our BV product candidate. Such a failure could impede our ability to market Amphora for prevention of pregnancy or our BV product candidate because all our product candidates are based on the same active ingredients and technology. Also, any failure to obtain regulatory approvals for additional indications will likely have a material adverse effect on our business, results of or financial condition and operations.
Indemnity claims from lawsuits or damages against our clinical trial sites could cause us to incur substantial liabilities and to limit commercialization of Amphora, and any other product candidates we may develop.
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
If we or our clinical trial sites cannot successfully defend against these product liability or other health related claims, we may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in decreased demand for Amphora, our BV product candidate, and any other product candidates we may develop, injury to our reputation, negative media attention and the diversion of our management’s time and attention from our product development and commercialization efforts to address claim related matters.
The success of our business is also expected to depend in part upon our ability to identify, license, discover, develop or commercialize additional product candidates. Failure to identify additional product candidates would have a negative impact on our business and operations.
Although a substantial amount of our effort will focus on the potential approval and commercialization of Amphora for prevention of pregnancy and for the preventative of certain STIs and development of our BV product candidate, the success of our business is also expected to depend in part upon our ability to identify, license, discover, develop or commercialize additional product candidates. We are seeking to license, or otherwise obtain, product and technology rights to a variety of products and product candidates in the field of women’s health, but there can be no assurance we will be able to do so, or do so on favorable terms. There are risks, uncertainties and costs associated with identifying, licensing and advancing product candidates through successful clinical development. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful. Our research programs or licensing efforts may fail to yield additional product candidates for clinical development and commercialization for a number of reasons, including but not limited to the following:

•	our research or business development methodology or search criteria and process may be unsuccessful in identifying potential product candidates;

•	we may not be able or willing to assemble sufficient resources to acquire or discover additional product candidates;

•	our product candidates may not succeed in preclinical or clinical testing;

•	our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval;

•	competitors may develop alternatives that render our product candidates obsolete or less attractive;

•	product candidates we develop may be covered by third parties’ patents or other exclusive rights;

•	the market for a product candidate may change during our program such that a product may become unreasonable to continue to develop;

•	research and development programs are quite costly, and we may be unable to obtain the financing and resources to do so;

•	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and

•	a product candidate may not be accepted as safe and effective by patients, the medical community or third-party payers.

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
Clinical development is expensive, time consuming and involves significant risk. We cannot guarantee any clinical trials will be conducted as planned or completed on schedule, if at all. In addition, certain of our product candidates are targeted toward the prevention of sexually transmitted diseases. Therefore, it may be especially difficult to recruit patients to participate in our clinical trials when doing so will require patients to refrain from other methods of disease prevention. A failure of one or more clinical trials can occur at any stage of development. Events that may prevent successful or timely completion of clinical development include, but are not limited to:

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

•	delays or failure in obtaining required institutional review board approval at each clinical trial site;

•	failure to obtain or delays in obtaining a permit from regulatory authorities to conduct a clinical trial;

•	delays in recruiting or failure to recruit sufficient eligible patients in our clinical trials;

•	failure to manufacture clinical trial scale quantities of our product candidate;

•	failure by clinical sites, CROs or other third parties to adhere to clinical trial requirements;

•	failure by clinical sites, CROs or other third parties to perform in accordance with the good clinical practices requirements of the FDA, applicable laws or applicable foreign regulatory requirements;

•	patients withdrawing from our clinical trials;

•
adverse events or other issues of concern significant enough for an Institutional Review Board to suspend or terminate a clinical trial or for the FDA, or comparable foreign regulatory authority, to put an Investigational New Drug Application or comparable foreign application on clinical hold;

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
Due in part to our limited financial resources, we may fail to select or capitalize on the most scientifically, clinically or commercially promising or profitable indications or therapeutic areas for our product candidates and we may be unable to pursue and complete the clinical trials we would like to pursue and complete.
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

Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters
We must obtain regulatory approval prior to marketing or commercializing our product candidates. To obtain regulatory approval, we must complete our preclinical studies and clinical trials in compliance with the regulatory approval requirements of the FDA and any applicable and comparable foreign regulators. If our clinical trials fail to satisfactorily demonstrate safety and efficacy of our product candidates to the FDA and other comparable foreign regulators, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates. While we have received a Qualified Infectious Disease Product (QIDP) designation for certain of our product candidates based on their current formulations, we may be required to reapply for this designation should we alter the formulations of these product candidates.
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
Any inability to complete preclinical and clinical development successfully could result in additional costs to us and impair our ability to generate revenues. Moreover, if (1) we are required to conduct additional clinical trials or other nonclinical testing of our product candidates beyond the trials and testing we currently contemplate, (2) we are unable to successfully complete clinical trials of our product candidates or other testing, (3) the results of these clinical trials or tests are unfavorable, uncertain or are only modestly favorable or (4) there are unacceptable safety concerns associated with our product candidates, we may:

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
On December 17,2018 we reported top-line data for our AMPOWER clinical trial. These top-line data may differ from complete trial results once additional data are received and evaluated by the FDA.
The reported results of our AMPOWER clinical trial consist of only top-line data. Top-line data are based on a preliminary analysis of currently available efficacy and safety data, and therefore these results are subject to change, either by us or the FDA, following a comprehensive review of the more extensive data we expect to receive when the full data set becomes available. Top-line data are based on important assumptions, estimations, calculations and information currently available to us, and we have not received or had an opportunity to evaluate all of data from the AMPOWER trial. As a result, the top-line results may differ from the full data, or different conclusions or considerations may qualify these top-line results, once the complete data have been received and fully evaluated. If these initial data analyses differ from the results of the full AMPOWER data analyses, our ability to obtain or maintain approval for, and commercialize, Amphora for prevention of pregnancy may be harmed, which could materially adversely affect our business, financial condition, results of operations and prospects and the value of our common stock. Prior to the submission of our NDA, these data are subject to change.
Amphora is a drug/device combination and the process for obtaining regulatory approval for Amphora in the United States will require compliance with requirements of two divisions of the FDA. A change in the FDA’s primary oversight responsibility would adversely impact our development timeline and significantly raise our costs.
Amphora is composed of both drug and device components and is considered a combination product by the FDA. It is a method of self-applied contraception that uses a pre-filled applicator to apply a semi-solid bio-adhesive gel. The key active ingredient has been shown to be an active anti-inflammatory and anti-infective that works in combination with other active ingredients to stabilize the pH levels in the vagina without altering the vaginal microbiome, which results in both the inhibition and the immobilization of sperm. Other properties contributing to the birth control effect of Amphora are its capacity to reduce/inhibit cervical mucus penetration, its ability to maintain sufficient viscosity even on dilution, and its bio-adhesive strength.
The FDA has different divisions responsible for assessing and approving devices and drugs. The Center for Drug Evaluation and Research (CDER) has responsibility for drug products, while the Center for Devices and Radiological Health (CDRH) has oversight responsibility for medical devices. Amphora previously underwent a request for designation process with the FDA that determined the CDER would lead the review and that the product should be submitted for marketing authorization pursuant to an NDA. If the designation of the lead center were to be changed to CDRH, or if either division or the FDA Office of Combination Products were to institute additional requirements for the approval of Amphora, we could be required to complete clinical trials with more patients and over longer periods of time than is currently anticipated or comply with regulatory requirements that are not currently anticipated. This would likely require us to raise additional funds and would cause us to miss anticipated timelines. The impact of either a change in lead agency center for pre-market review or the imposition of additional requirements for approval would be significant to us and would have a material adverse effect on the prospects for the development of Amphora, our business and our financial condition.
Serious adverse events arising post marketing or during clinical trials of our product candidates could have a material, adverse effect on our product development timeline or our ability to develop and market our MVP-R gel product candidates, including our lead product candidate, Amphora.
If serious adverse events or undesirable side effects occur during the clinical investigation of our product candidates or post marketing, the following events could materially and adversely affect our business:

•	IRBs may suspend or terminate our clinical trials;

•	regulatory authorities may impose a clinical hold, which could result in substantial delays and adversely impact our ability to continue development of our product candidates;

•	regulatory authorities may require the addition of specific warnings or contraindications to product labeling or the issuance of alerts to physicians and pharmacies;

•	we may be required to change the way the product candidates are administered or to revise the labeling of the product candidates;

•	we may be required to conduct additional clinical trials with more patients or over longer periods of time than anticipated;

•
we may be required to implement risk evaluation and mitigation strategies, which could result in substantial cost increases and have a negative impact on our ability to commercialize our product candidates;

•	we may be required to limit the patients who can receive our product candidates;

•	we may be subject to promotional and marketing limitations on our product candidates;

•	sales of approved products, if any, may decrease significantly;

•	regulatory authorities may require us to take approved products, if any, off the market;

•	we may be subject to litigation or product liability claims; and

•	our reputation may suffer.
Any of these events could prevent us from achieving or maintaining market acceptance of our product candidates, or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenues from our product candidates.
If FDA approval is received for our MVP-R gel product candidates, including Amphora, or any other future product candidates we may develop, serious adverse events or side effects could require the product to be taken off the market, may require the product to be packaged with safety warnings or may otherwise limit our sales of the product.
Even if we obtain regulatory approval for a product candidate, we will remain subject to ongoing regulatory requirements.
If our product candidates are approved, we will be subject to ongoing regulatory requirements with respect to manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing clinical trials and submission of safety, efficacy and other post-approval information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities.
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
Even if we receive approval from the FDA in the United States to market our product candidates, we may fail to receive similar approval outside the United States.
To market a new product outside the United States, we must obtain separate marketing approvals in each jurisdiction and comply with numerous and varying regulatory requirements of other countries, including clinical trials, commercial sales, pricing manufacture distribution and safety requirements. The time required to obtain approval in other countries might differ from, and be longer than, that required to obtain FDA approval. The marketing approval process in other countries may include all the risks associated with obtaining FDA approval in the United States, as well as other risks. Further, we may be unable to obtain rights to the necessary clinical data and may be required to generate our own. In addition, in many countries outside the United States, a new product must receive pricing and reimbursement approval prior to commercialization. This can result in substantial delays in these countries. Additionally, the product labeling requirements outside the United States may be different and inconsistent with the United States labeling requirements, negatively affecting our ability to market our products in countries outside the United States.
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
Developments after a product reaches the market may adversely affect sales of our products.
Even after regulatory approval, certain developments may decrease demand for our products, including the following:

•	the re-review of products that are already marketed;

•	new scientific information and evolution of scientific theories;

•	the recall or loss of marketing approval of products that are already marketed;

•	changing government standards or public expectations regarding safety, efficacy or labeling changes; and

•	greater scrutiny in advertising and promotion.
In the past, clinical trials and post‑marketing surveillance of certain marketed drugs have raised concerns that have led to recalls, withdrawals or adverse labeling of marketed products.  If previously unknown side effects are discovered or if there is an increase in negative publicity regarding known side effects of any of our product candidates following approval, this could significantly reduce demand for the product candidate or require us to take actions that could negatively affect sales, including removing the product from the market, restricting its distribution or applying for labeling changes. In addition, certain health authorities, regulators and agencies have increased their focus on safety when assessing the balance of benefits and risks of drugs. Some health authorities appear to have become more cautious when making decisions about approvability of new products and are re‑reviewing select products that are already marketed, adding further to the uncertainties in the regulatory processes. There is also greater regulatory scrutiny, especially in the United States, on advertising, and promotion (in particular, direct‑to‑consumer advertising) and pricing of pharmaceutical products.
Our development and commercialization strategy for our product candidates depends, in part, on published scientific literature and the FDA’s prior findings regarding the safety and efficacy of approved products based on data developed by others that the FDA may rely on in reviewing our NDA.
The Drug Price Competition and Patent Term Restoration Act added section 505(b)(2) to the Federal Food, Drug and Cosmetic Act (the FDCA). Section 505(b)(2) of the FDCA permits the filing of an NDA where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. The FDA interprets section 505(b)(2) of the FDCA, for the purposes of approving an NDA, to permit the applicant to rely, in part, upon published literature or the FDA’s previous findings of safety and efficacy for an approved product. The FDA may also require the applicant to perform additional clinical trials or measurements to support any deviation from the previously approved product. The FDA may then approve the new product candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the section 505(b)(2) applicant. The FDA may require an applicant’s product label to have all or some of the limitations, contraindications, warnings or precautions included in the reference product’s label, including a black box warning, or may require the label to have additional limitations, contraindications, warnings or precautions.
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
Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of our product candidates.
We face an inherent risk of product liability exposure in conducting clinical trials and face similar risks with our current product candidates or other product candidates we may seek to develop or commercialize. If we cannot successfully defend ourselves against these product liability claims, we may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in decreased demand for our product candidates, or, injury to our reputation, negative media attention and the diversion of our management’s time and attention from our product development and commercialization efforts to address claim related matters.
We will need to maintain liability insurance coverage as we seek to conduct and continue to conduct clinical trials for our product candidates. Such insurance may become increasingly expensive and difficult to procure. In the future, such insurance may not be available to us at all or may only be available at a very high cost and, if available, may not be adequate to cover all liabilities we may incur. In addition, we may need to increase our liability insurance coverage in connection with the commercialization of our product candidates. If we are not able to obtain and maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise, our business could be harmed, possibly materially.
If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on our business, financial condition or results of operations.
Our research and development activities and our third-party manufacturers’ and suppliers’ activities may involve the controlled storage, use, and disposal of hazardous materials, including the components of our product candidates and other hazardous compounds. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling, and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use may be stored at our and our manufacturers’ facilities pending their use and disposal. We cannot eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts and business operations; environmental damage resulting in costly clean-up; and liabilities under applicable laws and regulations governing the use, storage, handling, and disposal of these materials and specified waste products. Although we believe the safety procedures utilized by us and our third-party manufacturers for handling and disposing of materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of specified materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently, and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. We do not currently carry biological or hazardous waste insurance coverage.
Risks Related to Our Intellectual Property
Our rights to develop and commercialize our MVP-R gel product candidates, including our lead product candidate, Amphora, are subject, in part, to the terms and conditions of licenses granted to us by third parties. The patent protection and patent prosecution of our MVP-R gel product candidates including our lead product candidate, Amphora, is dependent on third parties.
We are reliant upon licenses to certain patent rights and proprietary technology from third parties that are important or necessary to the development of Amphora. For example, and as discussed in the section entitled “Business” of this Annual Report, our amended and restated license agreement with Rush University (the Rush License Agreement) includes intellectual property rights to our MVP-R gel product candidates, including Amphora. This agreement requires us, as a condition to the maintenance of our license and other rights, to make milestone and royalty payments and satisfy certain performance obligations. Our obligations under this in-license agreement impose significant financial and logistical burdens upon our ability to carry out our business plan. Furthermore, if we do not meet such obligations in a timely manner, and, in the case of milestone payment requirements, if we were unable to obtain an extension of the deadlines for meeting such payment requirements, we could lose the rights to this proprietary technology, which would have a material adverse effect on our business, financial condition and results of operations.
There is no assurance the existing Rush License Agreement covering the rights related to our MVP-R gel product candidates, including Amphora, will not be terminated due to a material breach of the underlying agreement. This would include a failure on our part to make the milestone and royalty payments, our failure to obtain applicable approvals from governmental authorities, or the loss of rights to the underlying intellectual property by any such licensors. Under the current circumstances and as we have not paid royalties to date, the Rush License Agreement may be terminated at Rush University's option. We could make payments to Rush University in order to delay the effect of such termination until March 2019. While we believe we will be able to negotiate an extension, if needed, there is no assurance we will be able to renew or renegotiate an extension to the Rush License Agreement or that we will be able to do so on acceptable terms. The termination of this license agreement or our inability to enforce our rights under this license agreement would materially and adversely affect our ability to commercialize our MVP-R gel product candidates, including Amphora.
In addition, with respect to our MVP-R gel product candidates, Rush University has the right, in certain instances, to control the defense against any infringement litigation arising from the manufacture or development (but not the sale) of our MVP-R gel product candidates. While our license agreement with Rush University requires Rush University to indemnify us for certain losses arising from these claims, this indemnification may not be sufficient to adequately compensate us for any related losses or the potential loss of our ability to manufacture and develop our MVP-R gel product candidates.

Finally, the patent rights licensed to us under the Rush University License expires in 2021. If we are unable to obtain extensions of the patent rights, these patent rights will no longer protect our product candidates, and we will be relying solely on our directly owned patent formulas and patent application families for patent protection for our product candidates.
In general, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidate, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.
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
If we are unable to obtain and maintain patent protection for our product candidates, including our lead product candidate, Amphora, and other proprietary technologies we may develop, or if the scope of the patent protection we have or will obtain is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to our products and technology, and our ability to successfully commercialize our product candidates, and other proprietary technologies we may develop may be adversely affected.
Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates and other proprietary technologies we may develop. We seek to protect our proprietary position by in-licensing intellectual property and filing patent applications in the United States and abroad relating to Amphora, our BV product candidate and other proprietary technologies we may develop. If we or our licensors are unable to obtain or maintain patent protection with respect to Amphora, our BV product candidate and other proprietary technologies we may develop, our business, financial condition, results of operations, and prospects could be materially harmed.
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
The patent position of biotechnology and biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. Our owned or in-licensed pending and future patent applications may not result in patents being issued which protect our MVP-R gel product candidates and other product candidates or proprietary technologies that we may seek to develop or which effectively prevent others from commercializing competitive technologies and product candidates.
Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if patent applications we license or own currently or in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents we own or in-license may be challenged, narrowed, circumvented, or invalidated by third parties. Consequently, we do not know whether our product candidates and other proprietary technology will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner which could materially adversely affect our business, financial condition, results of operations and prospects.
The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. We or our licensors may be subject to a third-party preissuance submission of prior art to the United States Patent and Trademark Office (the USPTO), or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review, or interference proceedings or other similar proceedings challenging our owned or licensed patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our owned or in-licensed patent rights, allow third parties to commercialize generic versions of our product candidates and other proprietary technologies we may develop and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we, or one of our licensors, may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our or our licensor’s priority of invention or other features of patentability with respect to our owned or in-licensed patents and patent applications. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our product candidates and other proprietary technologies we may develop. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us.
In addition, given the amount of time required for the development, testing, and regulatory review of our product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Moreover, some of our owned and in-licensed patents and patent applications are, and may in the future be, co-owned with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us. Furthermore, our owned and in-licensed patents may be subject to a reservation of rights by one or more third parties. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.
We may not be able to protect our intellectual property and proprietary rights throughout the world.
Filing, prosecuting, and defending patents on our product candidates and other proprietary technologies we may develop in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technology in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
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
Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act (the America Invents Act) enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before we could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our product candidates, including Amphora, and other proprietary technologies we may develop or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications.
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
Issued patents covering our product candidates and other proprietary technologies we may develop could be found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad.

If we or one of our licensors initiated legal proceedings against a third party to enforce a patent covering our product candidates, including Amphora, and other proprietary technologies we may develop, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may raise claims challenging the validity or enforceability of our owned or in-licensed patents before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover our product candidates, including Amphora, and other proprietary technologies we may develop. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our licensing partners and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates and other proprietary technologies we may develop. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations, and prospects.

If we do not obtain patent term extension (PTE) and data exclusivity for our product candidates, our business may be materially harmed.
Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidate we may develop, one or more of our owned or in-licensed United States patents may be eligible for limited PTE under the Drug Price Competition and Patent Term Restoration Action of 1984 (the Hatch-Waxman Amendments). The Hatch-Waxman Amendments permit a PTE of up to five years as compensation for patent term lost during the FDA regulatory review process. A PTE cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar patent term restoration provisions to compensate for commercialization delay caused by regulatory review are also available in certain foreign jurisdictions, such as in Europe under Supplemental Protection Certificate (SPC).
An important part of our patent strategy is reliant on our ability to obtain PTE on the patents licensed from Rush University, which currently expire in 2021. However, we may not be granted an extension, such as PTE for the United States patent and SPC for the European patents because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time or the scope of patent protection afforded could be less than our request. If we are unable to obtain PTE or the term of any such extension is shorter than what we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and prospects could be materially harmed.
The patent protection and patent prosecution for our product candidates are dependent on third parties.
While we normally seek to obtain the right to control prosecution, maintenance and enforcement of the patents relating to our product candidates, there may be times when the filing and prosecution activities for patents relating to our product candidate are controlled by our licensors or collaboration partners. If any of our current or future licensing or collaboration partners fail to prosecute, maintain and enforce such patents and patent applications in a manner consistent with the best interests of our business, including by payment of all applicable fees for patents covering our product candidate, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, our ability to develop and commercialize our product candidate may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products. In addition, even where we have the right to control patent prosecution of patents and patent applications we have licensed to and from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensees, our licensors and their counsel that took place prior to the date upon which we assumed control over patent prosecution.
We may be subject to claims challenging the inventorship of our patents and other intellectual property.
We or our licensors may be subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patents, trade secrets, or other intellectual property as an inventor or co-inventor. For example, we or our licensors may have inventorship disputes arise from conflicting obligations of consultants or others who are involved in developing our product candidates and other proprietary technologies we may develop. Litigation may be necessary to defend against these and other claims challenging inventorship or our or our licensor’s ownership of our owned or in-licensed patents, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our product candidates and other proprietary technologies we may develop. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
In addition to seeking patents for our product candidates, including Amphora, and other proprietary technologies we may develop, we also rely on trade secrets and confidentiality agreements to protect our unpatented know-how, technology, and other proprietary information and to maintain our competitive position. With respect to our product candidates, we consider trade secrets and know-how to be one of our important sources of intellectual property. Trade secrets and know-how can be difficult to protect. In particular, our trade secrets and know-how in connection with our product candidates and other proprietary technology we may develop over time may be disseminated within the industry through independent development, the publication of journal articles describing the methodology, and the movement of personnel with scientific positions in academic and industry.
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
We may be subject to claims that third parties have an ownership interest in our trade secrets. For example, we may have disputes arise from conflicting obligations of our employees, consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging ownership of our trade secrets. If we fail in defending any such claims, in addition to paying monetary damages, it may lose valuable trade secret rights, such as exclusive ownership of, or right to use, trade secrets that are important to a product candidate and other proprietary technologies we may develop. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.
We may not be successful in obtaining necessary rights to any product candidate we may develop through acquisitions and in-licenses.
We currently have rights to intellectual property, covering our MVP-R gel product candidates. Other pharmaceutical companies and academic institutions may also have filed or are planning to file patent applications potentially relevant to our business. To avoid infringing these third-party patents, we may find it necessary or prudent to obtain licenses to such patents from such third-party intellectual property holders. However, we may be unable to secure such licenses or otherwise acquire or in-license any compositions, methods of use, processes, or other intellectual property rights from third parties that we identify as necessary for our MVP-R gel product candidates and other proprietary technologies we may develop. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow it to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
We may be subject to claims that our employees, consultants, or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.
Many of our employees, consultants and advisors are currently or were previously employed at universities or other biotechnology or biopharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants, and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to our management.
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
Third-party claims of intellectual property infringement, misappropriation or other violation against us or our collaborators may prevent or delay the development and commercialization of our product candidates and other proprietary technologies we may develop.
The contraceptive and/or anti-STIs market is competitive and dynamic. Due to the significant research and development activities that are taking place by several companies, including us and our competitors, in this field, the intellectual property landscape is in flux, and it may remain uncertain in the future. There may be significant intellectual property related litigation and proceedings, relating to our owned and in-licensed, and other third party, intellectual property and proprietary rights in the future.
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
Numerous United States and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we intend to commercialize Amphora and our BV product candidate and in which we are developing other proprietary technologies. As the biotechnology and biopharmaceutical industries expand and more patents are issued, the risk increases that our product candidate may give rise to claims of infringement of the patent rights of others. We cannot assure you that our product candidates and other proprietary technologies we may develop will not infringe existing or future patents owned by third parties. We may not be aware of patents that have already been issued and that a third party, for example, a competitor in the fields in which we are developing our product candidate, might assert are infringed by our current or future product candidates, including claims to compositions, formulations, methods of manufacture or methods of use or treatment that cover our product candidate. It is also possible that patents owned by third parties of which we are aware, but which we do not believe are relevant to our product candidates and other proprietary technologies we may develop, could be found to be infringed by our product candidate. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidate may infringe.
Third parties may currently have patents or obtain patents in the future and may claim that use of our technology or the manufacture, use or sale of our product candidates infringes upon these patents. In the event a third party claims we infringed their patents or that we are otherwise employing their proprietary technology without authorization and initiates litigation against us, even if we believe such claims are without merit, a court of competent jurisdiction could hold that such patents are valid, enforceable and infringed by our technology or product candidate. In this case, the holders of such patents may be able to block our ability to commercialize the applicable product candidate or technology unless we obtain a license under the applicable patents, or until such patents expire or are finally determined to be held invalid or unenforceable. Such a license may not be available on commercially reasonable terms or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize our product candidate or technology or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business.
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
Risks Related to Our Reliance on Third Parties
Our success relies on third-party suppliers and manufacturers. Any failure by these third parties, including failure to successfully perform and comply with regulatory requirements, could negatively impact our business and our ability to develop and market our product candidates, and our business could be substantially harmed.
We have a small number of employees and no internal manufacturing capability. Our management does not expect to manufacture any products and expects to rely on third parties to make our products, and as such we will be subject to inherent uncertainties related to product safety, availability and security. To date, our contract manufacturer has only produced our product candidates for clinical purposes, and has not previously manufactured prescription drug products and will need to successfully pass a pre-approval inspection by FDA during review of any NDA resubmission for Amphora. Furthermore, we have only a single source of supply for some of the key raw materials and components of our MVP-R gel product candidates, and while we believe we would be able to obtain supplies through alternative sources if needed, alternate sources of supply may not be readily available.
Moreover, we do not expect to control the manufacturing processes for the production of Amphora, our any other product candidates we may seek to develop, which must be made in accordance with relevant regulations including, among other things, quality control, quality assurance, compliance with cGMP and the maintenance of records and documentation. In the future, it is possible that our suppliers or manufacturers may fail to comply with FDA regulations, the requirements of other regulatory bodies or our own requirements, any of which would result in suspension or prevention of commercialization and/or manufacturing of our products or product candidates, including Amphora; suspension of ongoing research; disqualification of data or other enforcement actions such as product recall, injunctions, civil penalties or criminal prosecutions against us. Furthermore, we may be unable to replace any supplier or manufacturer with an alternate supplier or manufacturer on a commercially reasonable or timely basis, or at all.
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

•
manufacturers are subject to ongoing periodic unannounced inspections by the FDA and corresponding state agencies to ensure strict compliance with cGMPs and other government regulations and corresponding foreign standards, and we do not have control over third-party manufacturers’ compliance with these regulations and standards;

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
The manufacture of medical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of medical products often encounter difficulties in production, particularly in scaling up and validating initial production and absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if contaminants are discovered in our supply of our product candidates or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period to investigate and remedy the contamination. We cannot be assured that any stability or other issues relating to the manufacture of our product candidates will not occur in the future. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide our product candidates to patients in clinical trials would be jeopardized and our ability to distribute any approved products would be harmed. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely. Any delay in the production of any approved products would impair our ability to commercialize and obtain revenue from these products. These circumstances would materially harm our business, results of operations, financial conditions and prospects.
We have no internal distribution capabilities and intend to engage third-party distributors for distribution of products outside the United States. Our inability to identify, or enter into an agreement with, any such third-party distributor, would likely have a material adverse effect on our business and operations.
Although we currently plan to market and sell our lead product candidate, Amphora, directly in the United States, we do intend to enter into distribution agreements with one or more distributors of Amphora outside the United States. We currently have not entered into any such distribution agreement with any such distributor, and we cannot guarantee that we will be able to enter into any such distribution agreement on commercially reasonable terms, or at all. If we were to outsource product distribution, including the distribution of Amphora or any future product candidates or product, this outsourcing would also be subject to uncertainties related to such distribution services, including the quality of such distribution services. For example, distributors may not have the capacity to supply sufficient product if demand increases rapidly. Further, we would be dependent on the distributors to ensure that the distribution process accords with applicable foreign and United States regulations, which include, among other things, compliance with current good documentation practices, the maintenance of certain records, and compliance with other regulations, including, without limitation, the FCPA. Failure to comply with these requirements could result in significant remedial action, including enforcement action requiring distributors to implement physical changes or improvements to their facilities, suspension of distribution or recall product. Additionally, any failure by us to forecast demand for finished product, including Amphora, and failure by us to ensure our distributors have appropriate capacity to distribute such quantities of finished product, could result in an interruption in the supply of certain products and a decline in sales of that product. Further, third-party distributors may not perform as agreed or may terminate their agreements with us. Any significant problem that our distributors experience could delay or interrupt our sale of products in the applicable jurisdiction until the applicable distributor cures the problem or until we identify and negotiate an acceptable agreement with an alternative distributor, if one is available. Any failure or delay in distributing products would likely have a negative impact on our business and operations.
We rely and intend to rely on third parties for the execution of our development programs for our product candidates. Failure of these third parties to provide services of a suitable quality and within acceptable time frames may cause the delay or failure of our development programs.
We employ a business model that relies on the outsourcing of certain functions, tests and services to CROs, medical institutions and other specialist providers, including, without limitation, the conduct, management and monitoring of our ongoing and planned clinical trials. As a result, we rely on these third parties for, among other things, quality assurance, clinical monitoring, clinical data management and regulatory expertise. We have engaged a single CRO to run substantially all aspects of our clinical trials. We also intend to engage a CRO for all future clinical trial requirements needed to file for regulatory approvals. There is no assurance that such organizations or individuals will be able to provide the functions, tests or services as agreed upon, or to the requisite quality. We will rely on the efforts of these organizations and individuals and could suffer significant delays in the development of our product or processes should they fail to perform as expected.
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
Our product candidates, may not gain acceptance among physicians, patients or the medical community, thereby limiting our potential to generate revenue, which will undermine our future growth prospects.
Even if our product candidates are approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any new product by physicians, health care professionals and third-party payers will depend on a number of factors, including:

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
If any product candidate that we may license, develop or sell does not provide a benefit over currently available options, that product candidate is unlikely to achieve market acceptance and we will not generate sufficient revenues to achieve profitability.
The success of Amphora or any future contraceptive product candidate we may seek to develop will depend on the availability of contraceptive alternatives and women’s preferences, in addition to the market’s acceptance of our new form of prevention of pregnancy.
The commercial success of Amphora or any other future contraceptive product candidate we may seek to develop will depend upon the contraceptive market as well as market acceptance of our new form of prevention of pregnancy. Risks related to market acceptance include, among other things:

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
The commercial success of our product candidates will depend in significant measure on the label claims that the FDA or other regulatory authorities approve for the product.
The commercial success of our product candidates will depend in significant measure upon our ability to obtain approval from the FDA or other regulatory authorities of labeling describing a product candidate’s expected features or benefits. Failure to achieve approval from the FDA or other regulatory authorities of product labeling containing certain types of information on features or benefits will prevent or substantially limit our advertising and promotion of such features in order to differentiate our product candidates from those products already existing in the market. This failure would have a material adverse impact on our business, financial condition, results of operations and prospects.
Our proposed proprietary name of Amphora has not yet been approved by the FDA, and any brand recognition or goodwill that we have accumulated may be lost if, at the time of NDA approval, we are forced to select a different proprietary name.
We have used the proprietary name Amphora to describe our investigational product since December 28, 2010. This proprietary name will not be approved, if at all, until the time of NDA approval. The FDA may not approve the name Amphora if it is likely to be confused with previously approved drug product proprietary names. If Amphora is not approved as the proprietary name, we will need to nominate alternative proprietary names. Any such rebranding could result in loss of brand recognition or goodwill and could require us to devote resources to identifying alternative proprietary names.
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

The proportion of the United States market that is made up of generic products has been increasing over time. This trend is consistent in the women’s health segment, as well, where many of the most popular oral contraceptive pills (OCP) brands have experienced genericization. Currently, only two branded OCPs remain and both have a relatively low market share. Assuming this trend continues, it may be more challenging to introduce Amphora, if approved, or any future approved contraceptive product candidate we may develop, as a branded contraceptive, at a price that will maximize our revenue and profits. Also, there may be additional marketing costs to introduce Amphora in order to overcome the trend towards generics and to gain access to reimbursement by payers. If we are unable to introduce Amphora or any future approved product candidate at a price that is commensurate with that of current branded products, or we are unable to gain reimbursement from payers for Amphora, or if patients are unwilling to pay any price differential between Amphora and a generic contraceptive product, our revenues will be limited.
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
We cannot be certain that third-party reimbursement will be available for Amphora if it is approved for the prevention of pregnancy, or if reimbursement is available, the amount of any such reimbursement. The ACA and subsequent regulations enacted by the United States Department of Health and Human Services (the DHHS) require, under certain conditions, health plans to provide coverage for women’s preventive care, including all forms of FDA-cleared or FDA-approved contraception, without imposing any cost sharing on the plan beneficiary. These regulations ensure that women who wish to use an approved form of contraception may request it from their doctors and their health insurance plan must cover all costs associated with such products, under certain conditions. However, the Trump administration and Congress are attempting to repeal or repeal and replace the ACA and corresponding regulations, as more fully described below, which could eliminate the requirement for health plans to cover women’s preventive care without cost sharing. Even if the ACA is not repealed, the DHHS regulations to specifically enforce the preventive health coverage mandate could be repealed or modified under the Trump Administration, which in 2017 altered the mandate to allow certain employers and insurers to opt-out of birth control coverage for religious or moral reasons. We cannot predict the timing or impact of any future rule making or changes in the law. Any repeal or elimination of the preventive care coverage rules would mean that women seeking to use prescribed forms of contraceptives may have to pay some portion of the cost for such products out-of-pocket, which could deter some women from using prescription contraceptive products, such as Amphora, at all. As a result, we expect that our success, to some degree, will be dependent on the willingness of patients to pay out-of-pocket for Amphora in the event that their third-party payer either does not cover and reimburse Amphora or requires payment of a portion of Amphora by the patient, thus increasing the patient’s overall cost to use Amphora. This could reduce market demand for Amphora or any future product candidates we may seek to develop, if and when they receive FDA approval, which would have a material adverse effect on our business, financial conditions, and prospects
In the event we are successful in obtaining regulatory approval to market our product candidates in the United States, revenues may be adversely affected if the product fails to obtain coverage and adequate reimbursement from third-party payers in the United States.
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
Healthcare providers and third-party payers play a primary role in the recommendation and prescription of drug products and medical devices that are granted marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, third-party payers, customers and other organizations may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These regulations are complex, and even minor irregularities can potentially give rise to claims that a statute or prohibition has been violated. The laws that may affect our ability to operate include, among others, the Anti-Kickback Statute, the False Claims Act, False Statements Statute, the Health Insurance Portability and Accountability Act of 1996, the FCPA, the FDCA, Stark Law, “sunshine” laws and regulations, transparency laws and regulations and analogous state and foreign laws and regulations.
The scope and enforcement of these laws and regulations is uncertain and subject to rapid change. Regulatory authorities might challenge our current or future activities under these laws. Any such challenge could have a material adverse effect on our reputation, business, results of operations and financial condition. In addition, efforts to ensure that our business arrangements with third parties will comply with these laws will involve substantial costs. Any investigation of us or the third parties with whom we contract, regardless of the outcome, would be costly and time consuming. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, monetary fines, individual imprisonment, disgorgement of profits, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, debarment under the FDCA, additional reporting or oversight obligations if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with the law, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations.
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
We may be subject to numerous and varying privacy and security laws, and our failure to comply could result in penalties and reputational damage.
We and our third party service providers are subject to laws and regulations covering data privacy and the protection of personal information including health information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business. In the U.S., we and our third party service providers may be subject to state security breach notification laws, state health information privacy laws and federal and state consumer protections laws which impose requirements for the collection, use, disclosure and transmission of personal information. Each of these laws are subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our third party service providers. If we fail to comply with applicable laws and regulations we could be subject to penalties or sanctions, including criminal penalties if we knowingly obtain individually identifiable health information from a covered entity in a manner that is not authorized or permitted by the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) or for aiding and abetting the violation of HIPAA.
In particular, California has implemented the California Confidentiality of Medical Information Act that imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information, and California has recently adopted the California Consumer Privacy Act of 2018 (the CCPA) which will come into effect beginning in January 2020. The CCPA mirrors a number of the key provisions of the EU General Data Protection Regulation (GDPR) described below. The CCPA establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches.
Numerous other countries have, or are developing, laws governing the collection, use and transmission of personal information as well. EU member states and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations.
Effective May 25, 2018, the European Union implemented the GDPR which is a broad data protection framework that expanded the scope of EU data protection law to non-EU entities that process, or control the processing of, the personal information of EU subjects, including clinical trial data. The GDPR allows for the imposition of fines and/or corrective action on entities that improperly use or disclose the personal information of EU subjects, including through a data security breach. Accordingly, data security breaches experienced by us, our collaborators or contractors could lead to significant fines, required corrective action, loss of trade secrets or other intellectual property, or could lead to the public exposure of personally identifiable information (including sensitive personal information) of our employees, collaborators, clinical trial patients, and others. The GDPR imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the United States and provides an enforcement authority to impose large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater.
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
As of February 22, 2019, we had a total of 30 full-time employees and used third-party consultants to assist with research and development activities, including regulatory filings and clinical trial operations and support, sales and marketing research and programs, as well as general and administrative activities. As our development and commercialization plans and strategies develop, we expect that we will expand the size of our employee base for managerial, operational, sales, marketing, financial, regulatory affairs and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, management may have to divert a disproportionate amount of its attention away from day-to-day activities and devote a substantial amount of time to managing these growth activities, which would lead to disruptions in our operations. We cannot provide assurance that we will be able to retain adequate staffing levels to run our operations and/or to accomplish all the objectives that we otherwise would seek to accomplish.
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
Any inability to attract and retain qualified key management personnel would impair our ability to implement our business plan.
Our success largely depends on the continued service of key management, advisors and other specialized personnel, including Saundra Pelletier, our Chief Executive Officer, Justin J. File, our Chief Financial Officer, Kelly Culwell, M.D., our Chief Medical Officer and Russell Barrans, our Chief Commercial Officer who are all employed at will and for whom we do not have “key man” insurance coverage. The loss of one or more members of our management team or other key employees or advisors could delay our commercialization efforts and research and development programs and could also have a material and adverse effect on our business, financial condition, results of operations and prospects. Our future success will depend in large part on our continued ability to attract and retain other highly qualified management personnel, as well as personnel with expertise in women’s healthcare, drug development, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations (many of whom have substantially greater financial resources than us), and we might not be able to attract or retain these key employees on conditions that are economically acceptable. Our inability to attract and retain these key employees could prevent us from achieving our objectives and implementing our business strategy, which could have a material adverse effect on our business and prospects.
We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws, and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations which can harm our business.
We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other partners from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties for clinical trials outside of the United States, to sell our products abroad once we enter a commercialization phase, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other partners, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

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
As of February 8, 2019, funds affiliated with or discretionarily managed by Invesco Ltd. and funds affiliated with or discretionarily managed by Woodford Investment Management hold approximately 34.0% and 42.6%, respectively, of our outstanding common stock. We have entered into voting agreements with certain funds managed by Woodford Investment Management that the shares held by such holders in excess of 19.5% of our issued and outstanding common stock shall be voted in the same proportion as the shares voted by all other stockholders. Notwithstanding the voting agreements, if the funds managed by Woodford Investment Management and Invesco Ltd. were to choose to act together, they would be able to exert a significant degree of influence over matters submitted to our stockholders for approval, as well as our management and affairs. This concentration of voting power could delay or prevent an acquisition on terms that other stockholders may desire. For example, these entities, if they choose to act together, would be able to have significant influence on the election of directors, approval of any increase in the number of shares reserved under equity incentive plans, approval of new equity incentive plans, and approval of any merger, consolidation or sale of all or substantially all our assets.
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
As of December 31, 2018, there were 5,767,627 shares of our common stock subject to outstanding options, of which, 4,316,914 shares have been registered on registration statements on Form S-8 (No. 333-225366), which became effective on June 1, 2018, and 94,000 shares have been registered on registration statement on Form S-8 (No. 333-226517), which became effective on August 2, 2018. Shares registered on a Form S-8 can be freely sold in the public market upon exercise, except to the extent they will be held by our affiliates, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act. Furthermore, as of December 31, 2018, there were 4,775,886 shares subject to outstanding warrants to purchase our common stock, of which 2,764,011 are registered pursuant to a Registration Statement on

Form S-1 (No. 333-224958), which became effective on May 21, 2018. Moreover, holders of 15,026,968 shares of our common stock and the holders of outstanding warrants to purchase up to 2,000,000 shares of our common stock have rights, subject to conditions, to require us to file registration statements covering the resale of these shares and the shares underlying these warrants or to include these shares and shares underlying these warrants in registration statements that we may file. In connection with these obligations, we filed a Registration Statement on Form S-3 (No. 333-223731) which became effective on April 3, 2018.
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
We are an emerging growth company, under the JOBS Act and a “smaller reporting company” under SEC regulations. For so long as we remain an emerging growth company or smaller reporting company, we will be permitted to and intend to rely on exemptions from certain disclosure requirements applicable to other public companies that are not emerging growth companies or smaller reporting companies. These exemptions include:

•	for so long as we are an emerging growth company, not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;

•
not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	reduced disclosure obligations regarding executive compensation; and

•
exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved for so long as we are an Emerging Growth Company.

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
We will continue to be an emerging growth company until the earliest to occur of (i) the last day of the fiscal year during which we had total annual gross revenues of at least $1.07 billion, (ii) the day we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million, measured as of our most recently completed second fiscal quarter, (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period, and (iv) December 31, 2019. In addition, we are eligible to remain a smaller reporting company for so long as we have a public float (based on our common equity) of less than $250 million measured as of the last business day of our most recently completed second fiscal quarter or, a public float (based on our common equity) of less than $700 million as of this date and annual revenues of less than $100 million during the most recently completed fiscal year.
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
In addition, as permitted by Section 145 of the DGCL, our amended and restated bylaws and our indemnification agreements that we have entered with our directors and officers provide that:

•
We will indemnify our directors and officers for serving us in those capacities, or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful.

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
If securities analysts cease publishing research or reports about our business, or if they publish negative evaluations of our common stock, the price of our common stock could decline.
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

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.
Our common stock began trading on the Nasdaq Global Market on November 20, 2014, under the ticker symbol “NEOT” and corporate name Neothetics, Inc. Prior to November 20, 2014, there was no public market for our common stock. On January 17, 2018, we completed a merger with privately-held Evofem Biosciences Operations, Inc. (Private Evofem) in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of October 17, 2017 by and among the Company, Nobelli Merger Sub, Inc., our wholly owned subsidiary (Merger Sub) and Private Evofem pursuant to which the Merger Sub merged with and into Private Evofem, with Private Evofem surviving as our wholly owned subsidiary (the Merger). In connection with the Merger, we changed our name from “Neothetics, Inc.” to “Evofem Biosciences, Inc.” and changed the ticker symbol for our common stock to “EVFM”. Shares of our common stock began trading on the Nasdaq Capital Market under the ticker symbol EVFM on January 18, 2018.
Holders of Common Stock
As of February 22, 2019, there were 28,156,567 shares of our common stock outstanding and 25 holders of record of our common stock. This number was derived from our stockholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.
Recent Sales of Unregistered Securities
During the fourth quarter of 2018, we did not issue any securities that were not registered under the Securities Act of 1933, as amended.
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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 1- October 31	17,377	$3.78	—	—

(1) These shares were surrendered to the Company to satisfy tax withholdings obligations in connection with the vesting of restricted stock awards.
Item 6. Selected Financial Data.
As a “smaller reporting company”, we are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.
Overview
We are a San Diego-based clinical-stage biopharmaceutical company committed to developing and commercializing innovative products to address unmet needs in women’s sexual and reproductive health. We exist to advance the lives of women by developing innovative solutions, such as woman-controlled contraception and potential protection from certain sexually transmitted infections (STIs). Our lead Multi-purpose Vaginal pH Regulator TM (MVP-R) product candidate, Amphora (L-lactic acid, citric acid, and potassium bitartrate), is in development for multiple potential indications: prevention of pregnancy, prevention of urogenital transmission of chlamydia trachomatis infection (chlamydia) in women and prevention of urogenital transmission of Neisseria gonorrhoeae infection (gonorrhea) in women.
Our second, Phase 3 clinical trial for Amphora for prevention of pregnancy was an open-label, single-arm trial in approximately 1,400 women in the United States. We refer to this trial as AMPOWER. The last patient for AMPOWER exited the study in November 2018 and we released positive top-line results from AMPOWER in December 2018. We plan to resubmit the New Drug Application (NDA) to the United States Food and Drug Administration (FDA) in the second quarter of 2019. Subject to acceptance and timely approval of the NDA by the FDA, we plan to commercialize Amphora in early 2020.
We are also conducting a Phase 2b clinical trial of Amphora for the prevention of urogenital transmission of chlamydia (primary endpoint) and gonorrhea (secondary endpoint) in women. We refer to this trial as AMPREVENCE. The primary endpoint of AMPREVENCE is 40% reduction in the incidence of chlamydia in women treated with Amphora versus placebo. Enrollment is underway at approximately 50 study centers in the United States; as of February 22, 2019, AMPREVENCE was over 89% enrolled. We envision our STI program as developing label expansion opportunities to further differentiate Amphora from other currently approved birth control products.
In addition, our pipeline includes an MVP-R gel product candidate for reduction of recurrent bacterial vaginosis (BV). In our Phase 1 dose-finding trial for this indication, the highest dose formulation of Amphora demonstrated reduced vaginal pH for up to seven days following a single administration.
Since inception, we have devoted substantially all of our efforts on developing MVP-R product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. We do not have any approved products and have not generated any revenue from product sales. Although we have released top-line results from a second Phase 3 clinical trial for Amphora, the product has not yet been approved for use for prevention of pregnancy or any other targeted indications. Additionally, Amphora and our BV product candidate are still in mid- and early- stage clinical development for the prevention of certain STIs and for recurrent BV, respectively. We do not currently expect to generate any significant revenues prior to 2020. To finance our current strategic plans, including the conduct of ongoing and future clinical trials, further research and development activities and anticipated pre-commercialization activities in 2019, we will require significant additional capital. Assuming we have sufficient liquidity, we will incur significantly higher costs in the foreseeable future.
Merger
As previously discussed, on January 17, 2018 (the Closing Date), Neothetics, Inc. (Neothetics), now known as Evofem Biosciences, Inc., completed its reverse merger (the Merger) with privately-held Evofem Biosciences Operations, Inc. (Private Evofem) in accordance with the terms of an agreement and plan of merger and reorganization, dated October 17, 2017. Since Private Evofem was determined to be the accounting acquirer in connection with the Merger, it recorded Neothetics’ assets and liabilities at fair value as of the Closing Date. To reflect the close of the Merger, we recorded the following items:

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

•
Reclassified the net proceeds from Private Evofem’s issuance of an aggregate of 40,016,067 shares of Private Evofem’s convertible preferred stock to 1,027,079 shares of the Company's common stock, effecting the merger exchange ratio of 0.1540, subject to adjustment for the Reverse Stock Split (as defined below) (the Exchange Ratio) and the 6:1 reverse stock split of our common stock (the Reverse Stock Split), and additional paid-in capital, net of par value, upon conversion to the Company's common stock immediately prior to the closing of the Merger;

•	Recorded the cancellation of 122,149 shares of the Company's unvested restricted common stock upon closing of the Merger;

•
Recorded the issuance of 3,968,473 shares of the Company's common stock upon the cashless exercise of warrants (the Invesco Warrants) issued to funds affiliated with Invesco Ltd., immediately prior to the closing of the Merger and recognized the fair value of the Invesco Warrants upon issuance;

•
Adjusted for the final change in fair value of Private Evofem’s Series D 2X liquidation preference and reclassified the Series D 2X liquidation preference to additional paid-in capital upon conversion of 80 shares of Private Evofem’s Series D redeemable convertible preferred stock (Series D) to 6,878,989 shares of the Company's common stock;

•
Recorded the fair value of the warrants issued to funds affiliated with Woodford Investment Management Ltd (WIM) to purchase up to 2,000,000 shares of the Company's common stock (the WIM Warrants) and related capital contribution upon issuance of the WIM Warrants;

•	Recorded cash dividends between January 6, 2018 and the Closing Date, paid upon closing of the Merger to WIM;

•	Adjusted common stock and additional paid-in capital associated with shares issued in the Merger and Private Placement (as defined below) due to the 6:1 reverse stock split;

•
Assumed options to purchase Private Evofem common stock that were outstanding and unexercised as of immediately prior to the Merger (the Private Evofem Plan Options). The Private Evofem Plan Options, were converted into options to purchase 159,325 shares of our common stock, as adjusted for the Exchange Ratio and Reverse Stock Split, at a weighted average price of $56.72; and

•	Recorded $20.0 million in proceeds from the sale of 1,614,289 shares of our common stock in a private placement completed immediately after the closing of the Merger (the Private Placement).
We historically have funded our operations primarily through sales of our common stock, convertible preferred stock, related-party advances and a note payable from Cosmederm Biosciences, Inc., a prior related party.

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

We received proceeds of approximately $36.0 million, net of underwriting discounts and commissions and estimated offering costs.
On June 26, 2018, we issued an additional 912 common warrants to purchase approximately 182 shares of common stock upon an underwriter’s exercise of its overallotment option. The offering price and exercise price were the same as the common warrants issued on May 24, 2018. The net proceeds received from this issuance were immaterial.
Financial Operations Overview
Revenue
To date, we have not generated any revenue from our lead product candidate, Amphora. We do not expect to generate any revenue from any product candidates we develop unless, and until we obtain regulatory approval and commercialize our products or enter into collaborative agreements with third parties. In the future, if Amphora is approved for commercial sale in the United States, we may generate revenue from product sales. If Amphora is approved for commercial sale outside of the United States, we expect to out-license commercialization rights to Amphora to global pharmaceutical companies or other qualified potential partners or enter into collaborations for the commercialization and distribution of Amphora, from which we may generate licensing revenue. However, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and overall capital requirements. We do not expect to commercialize Amphora before 2020, if ever.
Operating Expenses
Research and development expenses
Our research and development expenses primarily consist of costs associated with the clinical and preclinical development of our MVP-R product candidates. Our research and development expenses include:

•
external development expenses incurred under arrangements with third parties, such as fees paid to clinical research organizations (CROs) relating to our clinical trials, costs of acquiring and evaluating clinical trial data such as investigator grants, patient screening fees, laboratory work and statistical compilation and analysis, and fees paid to consultants;

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

We expense internal and third-party research and development costs as incurred. The following table summarizes research and development expenses by product candidate (in thousands):

	Years Ended December 31,
	2018	2017
Allocated third-party development expenses:
Amphora for prevention of pregnancy	$23,650	$17,700
Chlamydia/gonorrhea	10,162	1,687
Bacterial vaginosis	608	358
Total allocated third-party development expenses	34,420	19,745
Unallocated internal research and development expenses:
Stock-based compensation expenses	3,193	184
Payroll related expenses	2,942	2,833
Other	2,860	777
Total unallocated internal research and development expenses	8,995	3,794
Total research and development expenses	$43,415	$23,539
Completion dates and costs for our clinical development programs can vary significantly for each current and any future product candidate and are difficult to predict. We anticipate we will make determinations as to which programs and product candidates to pursue as well as the most appropriate funding allocations for each program and product candidate on an ongoing basis in response to the results of ongoing and future clinical trials, regulatory developments, and our ongoing assessments as to each current or future product candidates’ commercial potential. With the completion of the clinical phase of AMPOWER, we expect our research and development expenses to decrease significantly in 2019. We will need to raise substantial additional capital in the future to complete clinical development for our current and future product candidates.
The costs of clinical trials may vary significantly over the life of a program owing to the following:

•	per patient trial costs;

•	the number of sites included in the trials;

•	the length of time required to enroll eligible patients;

•	the number of patients participating in the trials;

•	the number of doses patients receive;

•	potential additional safety monitoring or other trials requested by regulatory agencies;

•	the phase of development of the product candidate; and

•	the efficacy and safety profile of the product candidate.
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
We expect our general and administrative expenses to increase, specifically sales and marketing expenses, as we hire additional personnel to support the growth of our business and various pre-commercialization activities in early preparation of the potential launch of Amphora in early 2020, if approved, and as a result of being a publicly-traded company.
Other Income (Expense)
Other income (expense) consists primarily of loss on issuance of Series D redeemable convertible preferred stock, loss on issuance of warrants and the change in fair value of the Series D 2X liquidation preference, which for each share of Series D is equal to two times the issuance price per share of Series D, plus accrued and unpaid dividends, and became payable upon the closing of the Merger, and loss on the extinguishment of a related-party note payable.

Loss on issuance of Series D redeemable convertible preferred stock was recognized upon issuance of the related Series D as the Series D was determined to have been issued at less than fair value. In August and November 2017, we issued 15 shares and 5 shares, respectively, of Series D for which we recognized losses on issuance.
Loss on issuance of warrants was recognized upon the issuance of the Invesco Warrants as they were determined as free-standing equity-classified financial instruments and were immediately exercised on January 17, 2018.
The Series D 2X liquidation preference expired at the Closing Date, at which time the final fair value of the Series D 2X liquidation preference was estimated. The final change in fair value of the Series D 2X liquidation preference of $0.1 million was recognized within change in fair value of the Series D 2X liquidation preference within the consolidated statements of operations for the year ended December 31, 2018. The Series D 2X liquidation preference liability was reclassified to additional paid-in capital within the consolidated balance sheets. Prior to the closing of the Merger, the Series D 2X liquidation preference was revalued at each reporting date and changes in fair value were recognized as increases in or decreases to other income (expense).
Critical Accounting Policies and Significant Judgments and Estimates
Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the applicable periods. Management bases its estimates, assumptions and judgments, on historical experience and on various other factors it believes to be reasonable under the circumstances. Different estimates, assumptions and judgments may change the estimated used in the preparation of our consolidated financial statements, which, in turn, could materially change our results from those reported. Management evaluates its estimates, assumptions and judgments on an ongoing basis. However, if our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may also have a material adverse effect on our consolidated statements of operations, liquidity and financial condition. We believe the following critical accounting policies involve significant areas where management applies estimates, assumptions and judgments in the preparation of our consolidated financial statements. See Note 2- Summary of Significant Accounting Policies to this report for our additional accounting policies.
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
During a clinical trial, we adjust the clinical expense recognition if actual results differ from estimates. We make estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical trial accruals are partially dependent upon accurate reporting by CROs and other third-party vendors. Although we do not expect estimates to differ materially from actual amounts, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any reporting period. For the years ended December 31, 2018 and 2017, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.
Determining Fair Value of Stock Options
Prior to the Merger, the fair value of the shares of our common stock underlying stock-based awards is estimated on each grant date by our board of directors. To determine the fair value of the common stock underlying option grants, the board of directors considered, among other things, valuations of our common stock prepared by an unrelated valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Given the absence of a public trading market for our common stock prior to completion of the Merger, the board of directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of our common stock, including our stage of development; progress of our research and development efforts; our operating and financial performance, including levels of available capital resources; the rights, preferences and privileges of our convertible preferred stock relative to those of our common stock; sales of our convertible preferred stock; the valuation of publicly traded companies in our industry, equity market conditions affecting comparable public companies and the lack of marketability of our common stock. We obtained valuations on at least an annual basis or when we determined significant value generating or diminishing internal and/or external events have occurred, which would significantly increase or decrease the fair value of the common stock underlying our stock-based awards. Post the Merger, the fair value of our common stock will be equal to the closing price of our stock.
Fair Value of Series D and Series D 2X Liquidation Preference
Prior to completion of the Merger, the Company valued its Series D and Series D 2X liquidation preference in accordance with Accounting Standards Codification No. 815 — Derivatives and Hedging, using a PWERM, which is sensitive to changes in assumptions regarding the timing of additional financings, potential exit scenarios and revisions in our financial forecast. Changes in any one of the assumptions could have had a material impact on the estimated fair value of the Series D and Series D 2X liquidation preference. Management used the most reliably available information at each issuance of Series D to determine the fair value of the Series D and at each valuation date to determine the fair value of the Series D 2X liquidation preference. Due to the nature of the assumptions and the sensitive nature of the PWERM, management could not reliably provide sensitivity analysis around the impact of changes in assumptions utilized in the PWERM used to estimate the fair value of the Series D and Series D 2X liquidation preference.
Fair Value of Warrants
The fair value of the WIM and Invesco Warrants issued in connection with the Merger were determined using the Black-Scholes-Merton option-pricing model based on the applicable assumptions, which include the warrants exercise price, time to expiration, expected volatility of our peer group, risk-free interest rate and expected dividend.
Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017 (in thousands):
Research and development expenses

	Year Ended December 31,		2018 vs. 2017
	2018	2017	$ Change	% Change
Research and development	$43,415	$23,539	$19,876	84%

The overall increase in research and development expenses was primarily due to a $14.9 million increase in clinical trial costs related to our second Phase 3 clinical trial for Amphora for prevention of pregnancy and our Phase 2b for prevention of chlamydia and gonorrhea in women, which commenced enrollment in July and December 2017, respectively, a $2.8 million increase in noncash stock-based compensation associated with stock-based awards granted in 2018 as well as a $0.2 million increase in noncash stock-based compensation associated with a modification to a Neothetics employee's outstanding options, a $1.5 million increase in costs incurred for outside services associated with clinical trial activities, and a $0.2 million increase in salaries and bonus expense from increased headcount in the current period.

General and administrative expenses

	Year Ended December 31,		2018 vs. 2017
	2018	2017	$ Change	% Change
General and administrative	$34,227	$12,148	$22,079	182%

The overall increase in general and administrative expenses was primarily due to a $13.7 million increase in noncash stock-based compensation recognized during the current period related to stock-based awards granted in 2018, a $0.2 million increase in noncash stock-based compensation associated with a modification to Neothetics employees' outstanding options as well as a $0.1 million increase in noncash stock-based compensation associated with the acceleration of vesting for outstanding options granted to Private Evofem's non-employee directors. In addition, there was a $3.6 million increase in professional services and personnel costs mainly attributable to the one-time costs associated with the Merger, a $2.1 million increase in salaries and bonus expense from increased headcount in the current period, a $0.7 million increase in business insurance, and a $0.7 million increase in costs incurred for various pre-commercialization activities in early preparation of the potential launch of Amphora in early 2020.

Loss on issuance of Series D redeemable convertible preferred stock
Change in fair value of Series D 2X liquidation preference

	Year Ended December 31,		2018 vs. 2017
	2018	2017	$ Change	% Change
Loss on issuance of Series D redeemable convertible preferred stock	$—	$(8,522)	$8,522	(100)%
Change in fair value of Series D 2X liquidation preference	(130)	(61,175)	61,045	(100)%

In August and November 2017, we issued 15 shares and 5 shares of our Series D, respectively, which were determined not to be arms-length transactions. We had an external valuation completed at the closing date that determined the Series D was issued below fair value. Since no unstated rights and/or privileges were identified with the Series D, the loss on issuance of Series D of $8.5 million was recognized in our consolidated statements of operations for the year ended December 31, 2017. There was no such issuance for the year ended December 31, 2018.

In connection with the Merger the Company recognized a change in fair value of the Series D 2X liquidation preference upon a final valuation before conversion of all 80 shares issued and outstanding Series D into the Company's common stock. The valuation model considers the probability of achieving certain exit scenarios, the Company’s cost of capital, the estimated period the Series D 2X liquidation preference would be outstanding, consideration received for the instrument with the Series D 2X liquidation preference and at what price and changes, if any, in the fair value of the underlying instrument to the Series D 2X liquidation preference. The variance in change in fair value represents changes in assumptions in the valuation model.

Loss on issuance of warrants

	Year Ended December 31,		2018 vs. 2017
	2018	2017	$ Change	% Change
Loss on issuance of warrants	$(47,920)	$—	$(47,920)	100%

The Company issued the Invesco Warrants immediately prior to the Closing Date in connection with the Merger, with the Company recognizing the fair value of these warrants as a loss on issuance during the year ended December 31, 2018. No such activity occurred during the year ended December 31, 2017.

Liquidity and Capital Resources
We have incurred losses and negative cash flows from operating activities since inception. The Company received proceeds of approximately $36.0 million, net of underwriting discounts and commissions and estimated offering costs, from the Offering that closed on May 24, 2018. As of December 31, 2018 and 2017, we had $1.3 million and $1.2 million in cash and cash equivalents, a working capital deficit of $24.9 million and $101.0 million and an accumulated deficit of $433.1 million and $307.3 million, respectively.
In February 2019, we received gross proceeds of approximately $6.3 million from the exercise of warrants to purchase 2,376,062 shares of the Company's common stock held by certain shareholders at an exercise price of $2.64 per share. See Note 15 - Subsequent Events of the financial statements for the year ended December 31, 2018 included in Item 15 of this Annual Report for details.
We anticipate we will continue to incur net losses for the foreseeable future and incur additional costs associated with being a public company. We expect research and development expenses to decrease significantly in 2019 compared to 2018 as the last patient for the second Phase 3 clinical trial of Amphora for prevention of pregnancy exited the study in late 2018. We expect general and administrative expenses to increase in 2019, specifically sales and marketing expenses, as we hire additional personnel to support the growth of our business and various pre-commercialization activities in early preparation of potential launch of Amphora in early 2020, if approved. According to management estimates, liquidity resources as of December 31, 2018 are not sufficient to maintain our planned level of operations for the next 12 months. In addition, the uncertainties associated with our ability to (i) obtain additional equity financing on terms that are favorable to us, (ii) enter into collaborative agreements with strategic partners and (iii) succeed in our future operations, raise substantial doubt about our ability to continue as a going concern.
The opinion of our independent registered public accounting firm on our audited financial statements as of and for the years ended December 31, 2018 and 2017 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. Our audited consolidated financial statements as of and for the years ended December 31, 2018 and 2017 included in this report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue our operations.

If we are not able to obtain the required funding in the near term, through equity financings or other means, or are not able to obtain funding on terms favorable to us, these circumstances will have a material adverse effect on our operations and strategic development plan for future growth. If we cannot successfully raise additional funding and implement our strategic development plan, we may be forced to make reductions in spending, suspend or terminate development programs, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these could materially and adversely affect our liquidity, financial condition and business prospects and we would not be able to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements.
At the Market Program
On December 1, 2015, the Company entered into a Controlled Equity Offering Sales Agreement (the Sales Agreement) with Cantor Fitzgerald & Co. (Cantor Fitzgerald) as a sales agent pursuant to which the Company may offer and sell from time to time, through Cantor Fitzgerald shares of our common stock, par value $0.0001 per share, having an aggregate offering price of up to $20.0 million. The minimum share price for any Sales Agreement is selected at the discretion of the Company's board of directors. This at the market program expired in early December 2018 and no shares of common stock were sold pursuant to this Sales Agreement during 2018.
Promissory Note
On December 5, 2018, the Company entered into a promissory note (Note) with our CRO for AMPOWER, where the Company agreed to pay the CRO existing invoiced amounts totaling approximately $4.0 million for clinical trial related services which Note has a due date of February 15, 2019. Any matured and unpaid amounts pursuant to this Note bears an annual interest rate of the lesser of 1% per month or the maximum amount permitted by the Laws of the State of Massachusetts.
In late February 2019, the Company amended the Note, which extended the due date to April 15, 2019. All other terms and conditions under the initial Note remain the same.
If the Company defaults on the payment of this Note, the CRO may declare the unpaid principal balance and earned interest on this Note immediately due.
Summary Statements of Cash Flows
The following table sets forth a summary of the net cash flow activity for the years ended December 31, 2018 and 2017 set forth below (in thousands):

	Year Ended December 31,		2018 vs. 2017
	2018	2017	$ Change	% Change
Net cash, cash equivalents and restricted cash used in operating activities	$(56,500)	$(19,242)	$(37,258)	194%
Net cash, cash equivalents and restricted cash provided by investing activities	2,143	244	1,899	778%
Net cash, cash equivalents and restricted cash provided by financing activities	54,417	9,212	45,205	491%
Net decrease in cash, cash equivalents and restricted cash	$60	$(9,786)	$9,846	(101)%

Cash Flows from Operating Activities. Since inception, the primary use of cash, cash equivalents and restricted cash was to fund further development of our lead MVP-R product candidate, Amphora, for prevention of pregnancy as well as potential other indications and to support general and administrative operations.

Cash Flows from Investing Activities. Net cash, cash equivalents and restricted cash provided by investing activities for the year ended December 31, 2018 increased by $1.9 million compared to the same period in 2017 primarily due to cash acquired from Neothetics in connection with the Merger as described in Note 1- Description of Business and Basis of Presentation.

Cash Flows from Financing Activities. During the year ended December 31, 2018, the primary source of cash, cash equivalents and restricted cash provided by financing activities was the sale of 1,614,289 shares of the Company's common stock for gross proceeds of $20.0 million in the Private Placement, the May 2018 sale of 7,436,171 shares of common stock and pre-funded warrants to purchase 1,063,829 shares of common stock for aggregate net proceeds of $37.5 million in connection with the Offering, offset by $1.6 million cash paid for income tax withheld upon vesting of restricted stock awards, $1.4 million for payments of offering costs, and a $0.2 million payment of Series D dividends upon conversion of Series D into the Company's common stock. During the year ended December 31, 2017, the primary source of cash, cash equivalents and restricted cash provided by financing activities was the sale of 20 shares of Series D for net proceeds of $9.9 million, which was partially offset by the payment of deferred financing costs of $0.7 million.

Operating and Capital Expenditure Requirements

Our future capital requirements are difficult to forecast. For example, we expect to incur additional capital expenditures for serialization equipment to be utilized in the manufacturing of Amphora prior to commercialization, but cannot adequately predict the cost of the equipment in the future or other potential capital expenditure requirements, if any.

We expect research and development expenses to decrease significantly in 2019 compared to 2018 as the last patient for AMPOWER exited the study in the fourth quarter of 2018 and we subsequently released positive top-line data in December 2018. In addition, we expect to incur costs as we make improvements to our manufacturing process. The process of conducting preclinical and clinical trials necessary to obtain regulatory approval is costly and time consuming and we may never succeed in achieving regulatory approval for any of our product candidates. The probability of success for each product candidate will be affected by numerous factors, including preclinical data, clinical trial data, competition, manufacturing capability and commercial viability. We are responsible for all research and development costs for our programs.
We expect general and administrative expenses to increase, specifically sales and marketing expenses, as we hire additional personnel to support the growth of our business and various pre-commercialization activities in early preparation of the potential launch of Amphora in early 2020, if approved. We also anticipate increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with stock exchange listing and SEC requirements, and directors' and officers' liability insurance premiums.

When we believe regulatory approval of a product candidate appears likely, we expect to incur significant costs as we establish a sales and marketing infrastructure for distribution, promotion and sales of it.
Off-Balance Sheet Arrangements
As of December 31, 2018 and 2017, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Contractual Obligations and Commitments
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
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report, or December 31, 2018, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (Exchange Act) as of December 31, 2018. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.
Management’s Annual Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.
Attestation Report on Internal Control over Financial Reporting
This Annual Report does not include an attestation report of our independent registered public accounting firm due to the deferral allowed under the JOBS Act for emerging growth companies.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The response to the information required by this item is incorporated by reference from the discussions set forth under the headings “ELECTION OF DIRECTORS (Notice Item 1)”, “EXECUTIVE OFFICER AND DIRECTOR COMPENSATION”, “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE”, and “MANAGEMENT AND CORPORATE GOVERNANCE” in our proxy statement for the 2019 Annual Meeting of Stockholders.

Item 11. Executive Compensation.
The response to the information required by this item is incorporated by reference from the discussions set forth under the heading “EXECUTIVE OFFICER AND DIRECTOR COMPENSATION” in our proxy statement for the 2019 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The response to the information required by this item is incorporated by reference from the discussions set forth under the headings “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “EXECUTIVE OFFICER AND DIRECTOR COMPENSATION” in our proxy statement for the 2019 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The response to the information required by this item is incorporated by reference from the discussions set forth under the headings “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS” and “ELECTION OF DIRECTORS (Notice Item 1)” in our proxy statement for the 2019 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services.
The response to the information required by this item is incorporated by reference from the discussions set forth under the headings “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (Notice Item 3)” in our proxy statement for the 2019 Annual Meeting of Stockholders.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) Documents filed as part of this Annual Report
1. Financial Statements.
The following financial statements of Evofem Biosciences, Inc., together with the report thereon of Deloitte & Touche LLP, an independent registered public accounting firm, are included in this Annual Report:
The Report of Independent Registered Public Accounting Firm, the financial statements and the notes to the financial statements listed above are set forth beginning on page F-1, immediately following the signature pages of this Annual Report.
2. Financial Statement Schedules.
All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3. Exhibits Required to Be Filed by Item 601 of Regulation S-K.
A list of exhibits is set forth on the following page and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Exhibit Title	Filed Herewith	Incorporated by Reference
			Form	File No.	Date Filed
2.1^	Agreement and Plan of Merger and Reorganization, dated as of October 17, 2017, by and among the Registrant, Evofem Biosciences Operations, Inc. and Nobelli Merger Sub, Inc.		8-K	001-36754	10/17/2017
2.2	Form of Support Agreement, by and between Evofem Biosciences Operations, Inc. and certain of its stockholders.		8-K	001-36754	10/17/2017
3.1	Amended and Restated Certificate of Incorporation.		10-K	001-36754	2/26/2018
3.2	Amended and Restated Bylaws of the Registrant.		8-K	001-36754	1/17/2018
4.1	Form of Stock Certificate.		10-K	001-36754	2/26/2018
4.2	Warrant to Purchase Stock, dated as of February 23, 2010, issued to Silicon Valley Bank.		S-1	333-199449	10/17/2014
4.3	Warrant to Purchase Stock, dated as of March 30, 2012, issued to Silicon Valley Bank.		S-1	333-199449	10/17/2014
4.4	Warrant to Purchase Stock, dated as of August 17, 2012, issued to Silicon Valley Bank.		S-1	333-199449	10/17/2014
4.5	Warrant Agreement, dated as of June 11, 2014, by and between the Registrant and Hercules Technology III, L.P.		S-1	333-199449	10/17/2014
4.6	Letter Terminating Registrant’s Fourth Amended and Restated Investors’ Rights Agreement, dated as of January 17, 2018, by and between the Registrant and the investors listed therein.		10-K	001-36754	2/26/2018
4.7	Form of Amended and Restated Warrant to Purchase Common Stock of the Registrant.		S-4	333-221592	11/15/2017
4.8	Form of Voting Agreement.		S-4	333-221592	11/15/2017
4.9	Form of Common Warrant.		S-1	333-224958	5/16/2018
4.10	Form of Pre-funded Warrant.		S-1	333-224958	5/16/2018
10.1	Form of Merger Lock-Up Agreement.		8-K	001-36754	10/17/2017
10.2	Twelfth Amendment, dated as of December 4, 2017, by and between the Registrant and LJ Gateway Office LLC.		8-K	001-36754	12/8/2017
10.3Δ	Separation and Release Agreement, dated as of January 17, 2018, by and between the Registrant and Susan Knudson.		8-K	001-36754	1/17/2018
10.4Δ	Separation and Release Agreement, dated as of February 6, 2018, by and between the Registrant and Maria Feldman.		10-K	001-36754	2/26/2018
10.5	Securities Purchase Agreement, dated as of October 17, 2017, by and among the Registrant, Evofem Biosciences Operations, Inc. and the investors listed therein.		8-K	001-36754	10/17/2017
10.6	Lease, dated as of July 3, 2008, by and between the Registrant and WW&LJ Gateways, LTD.		S-1	333-199449	10/17/2014
10.7	Ninth Amendment to Lease, dated as of April 21, 2014, by and between the Registrant and LJ Gateway Office LLC (as successor in interest to WW&LJ Gateways, LTD).		S-1	333-199449	10/17/2014
10.8	Tenth Amendment, dated as of January 20, 2015, by and between the Registrant and LJ Gateway Office LLC (as successor in interest to WW&LJ Gateways, LTD).		10-K	001-36754	3/29/2015
10.9	Eleventh Amendment, dated as of January 31, 2017, by and between the Registrant and LJ Gateway Office LLC (as successor in interest to WW&LJ Gateways, LTD).		8-K	001-36754	2/14/2017
10.1	Sublease, dated as of January 27, 2017, by and between the Registrant and Abacus Data Systems, Inc.		8-K	001-36754	2/14/2017
10.11Δ	Letter Agreement, dated as of July 3, 2014, by and between the Registrant and Martha J. Demski.		S-1	333-199449	10/17/2014

10.12Δ	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.	S-1	333-199449	10/17/2017
10.13Δ	Amended and Restated 2007 Stock Plan, as amended.	S-1/A	333-199449	11/10/2014
10.14Δ	Form of Stock Option Agreement under 2007 Stock Plan.	S-1	333-199449	10/17/2014
10.15Δ	Amendment to 2014 Equity Incentive Plan.	10-Q	001-36754	8/11/2016
10.16Δ	Amended and Restated 2014 Equity Incentive Plan.	8-K	001-36754	5/8/2018
10.17Δ	Form of Stock Option Agreement under 2014 Equity Incentive Plan.	S-1/A	333-199449	11/10/2014
10.18Δ	Form of Restricted Stock Units Agreement under the 2014 Equity Incentive Plan.	S-1/A	333-199449	11/10/2014
10.19Δ	Form of Restricted Stock Agreement under the 2014 Equity Incentive Plan.	S-1/A	333-199449	11/10/2014
10.20Δ	Form of Notice of Grant of Restricted Stock Units under the 2014 Equity Incentive Plan.	S-1/A	333-199449	11/10/2014
10.21Δ	Form of Notice of Grant of Restricted Stock under the 2014 Equity Incentive Plan.	S-1/A	333-199449	11/10/2014
10.22Δ	Form of Notice of Grant of Stock Option under the 2014 Equity Incentive Plan.	S-1/A	333-199449	11/10/2014
10.23Δ	2014 Employee Stock Purchase Plan.	S-1/A	333-199449	11/10/2014
10.24Δ	Amended and Restated Non-Employee Director Compensation Policy.	10-K	001-36754	2/26/2018
10.25	Consulting Agreement, dated as of April 1, 2017, by and between Evofem Biosciences Operations, Inc. and Thomas Lynch.	S-4	333-221592	11/15/2017
10.26Δ	Severance Agreement, dated as of November 16, 2015, by and between Evofem Biosciences Operations, Inc. and Justin J. File.	S-4	333-221592	11/15/2017
10.27Δ	Severance Agreement, dated as of April 27, 2015, by and between Evofem Biosciences Operations, Inc. and Saundra Pelletier.	S-4	333-221592	11/15/2017
10.28Δ	Offer Letter, dated as of April 15, 2015, by and between Evofem Biosciences Operations, Inc. and Kelly Culwell, M.D.	S-4	333-221592	11/15/2017
10.29Δ	Offer Letter, dated as of October 16, 2014, by and between Evofem Biosciences Operations, Inc. and Saundra Pelletier.	S-4	333-221592	11/15/2017
10.30Δ	Offer Letter, dated as of March 8, 2015, as amended, by and between Evofem Biosciences Operations, Inc. and Justin J. File.	S-4	333-221592	11/15/2017
10.31Δ	Amended Offer Letter, dated as of November 16, 2015, by and between Evofem Biosciences Operations, Inc. and Justin J. File.	S-4	333-221592	11/15/2017
10.32Δ	Evofem Biosciences Operations, Inc. Amended and Restated 2012 Equity Incentive Plan.	S-4	333-221592	11/15/2017
10.33Δ	Form of Notice of Option Grant and Option Agreement under the Evofem Biosciences Operations, Inc. 2012 Equity Incentive Plan.	S-4	333-221592	11/15/2017
10.34Δ	Form of Notice of Grant of Restricted Stock Award under the Evofem Biosciences Operations, Inc. 2012 Equity Incentive Plan.	S-4	333-221592	11/15/2017
10.35†	Amended and Restated License Agreement, by and between Rush University Medical Center and Evofem, Inc. dated as of March 27, 2014.	S-4	333-221592	11/15/2017
10.36	Consent to Sub-Sublease, dated as of January 30, 2015, by and among Evofem, Inc., Kilroy Realty, L.P., Relational Investors LLC and WomanCare Global Trading, Inc.	S-4	333-221592	11/15/2017
10.37	Sublease Guaranty, dated as of January 30, 2015, by and between Evofem Biosciences Operations, Inc. and Relational Investors LLC.	S-4	333-221592	11/15/2017

10.38	Office Sublease, dated as of January 30, 2015, by and between Evofem, Inc. and Relational Investors LLC.		S-4	333-221592	11/15/2017
10.39	First Amendment to Sublease, dated as of February 22, 2017, by and between Evofem, Inc. and WomanCare Global Trading Inc.		S-4	333-221592	11/15/2017
10.40	Sublease, dated as of January 30, 2015, by and between Evofem, Inc. and WomanCare Global Trading, Inc.		S-4	333-221592	11/15/2017
10.41Δ	Executive Employment Agreement, dated as of October 15, 2014, by and between the Registrant and Susan Knudson.		S-1	333-199449	10/17/2014
10.42	Form of Registration Rights Agreement.		8-K	001-36754	10/17/2017
10.43Δ	Executive Employment Agreement, dated as of July 2, 2018, by and between the Registrant and Saundra Pelletier.		8-K	001-36754	7/3/2018
10.44Δ	Executive Employment Agreement, dated as of July 2, 2018, by and between the Registrant and Justin J. File.		8-K	001-36754	7/3/2018
10.45Δ	Executive Employment Agreement, dated as of July 2, 2018, by and between the Registrant and Kelly Culwell, M.D.		8-K	001-36754	7/3/2018
10.46Δ	Executive Employment Agreement, dated as of July 2, 2018, by and between the Registrant and Russell Barrans.		8-K	001-36754	7/3/2018
10.47Δ	Executive Employment Agreement, dated as of July 2, 2018, by and between the Registrant and Alexander A. Fitzpatrick.		8-K	001-36754	7/3/2018
10.48Δ	2018 Inducement Equity Incentive Plan.		10-Q	001-36754	8/2/2018
10.49Δ	Form of Notice of Grant of Stock Option under the 2018 Inducement Equity Incentive Plan.		10-Q	001-36754	8/2/2018
16.1	Letter from Ernst & Young LLP dated as of January 25, 2018.		8-K	001-36754	1/25/2018
21.1	List of Registrant Subsidiaries.		10-K	001-36754	2/26/2018
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
**101.INS	XBRL Instance Document	X
**101.SCH	XBRL Taxonomy Extension Schema Document	X
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
**101.DEF	XBRL Definition Linkbase Document	X
**101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

Δ	Management Compensation Plan or arrangement

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 406 under the Securities Act of 1933

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

**
The financial information of Evofem Biosciences, Inc. Annual Report on Form 10-K for the year ended December 31, 2018 filed on March 1, 2019 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Parenthetical Data to the Consolidated Balance Sheets, (iii) the Consolidated Statements of Operations, (iv) the Consolidated Statements of Convertible Preferred Stock and Stockholders' Deficit, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, is furnished electronically herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVOFEM BIOSCIENCES, INC.

Date: March 1, 2019	By:	/s/ Saundra Pelletier
	Name:	Saundra Pelletier
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Saundra Pelletier	President and Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2019
Saundra Pelletier

/s/ Justin J. File	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2019
Justin J. File

/s/ Thomas Lynch	Chairman of the Board	March 1, 2019
Thomas Lynch

/s/ Gillian Greer, Ph.D.	Director	March 1, 2019
Gillian Greer, Ph.D.

/s/ William Hall, Ph.D.	Director	March 1, 2019
William Hall, Ph.D., M.D.

/s/ Kim P. Kamdar, Ph.D.	Director	March 1, 2019
Kim P. Kamdar, Ph.D.

/s/ Tony O’Brien	Director	March 1, 2019
Tony O’Brien

/s/ Colin Rutherford	Director	March 1, 2019
Colin Rutherford

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Evofem Biosciences, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Evofem Biosciences, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, convertible preferred stock and stockholders' deficit, and cash flows, for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations since inception, and has negative working capital and a net capital deficiency at December 31, 2018. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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

/s/ Deloitte & Touche LLP

San Diego, CA
March 1, 2019

We have served as the Company's auditor since 2015.

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except par value and share data)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$1,330	$1,211
Restricted cash	431	490
Prepaid and other current assets	717	653
Total current assets	2,478	2,354
Property and equipment, net	593	848
Other noncurrent assets	939	750
Total assets	$4,010	$3,952
Liabilities, convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$8,882	$8,999
Note payable	4,010	—
Accrued expenses	11,513	12,086
Accrued compensation	2,924	2,392
Series D 2X liquidation preference	—	79,870
Total current liabilities	27,329	103,347
Deferred rent	37	114
Other noncurrent liabilities	—	166
Total liabilities	27,366	103,627
Commitments and contingencies (Note 6)
Preferred stock, $0.0001 par value; 5,000,000 and 57,501,624 shares authorized at December 31, 2018 and 2017, respectively:
Series A convertible preferred stock, no shares issued and outstanding at December 31, 2018, and 12,618,279 shares issued and outstanding at December 31, 2017	—	23,848
Series B convertible preferred stock, no shares issued and outstanding at December 31, 2018, and 13,801,318 shares issued and outstanding at December 31, 2017	—	43,616
Series C-1 convertible preferred stock, no shares issued and outstanding at December 31, 2018, and 8,558,686 shares issued and outstanding at December 31, 2017	—	34,382
Series C convertible preferred stock, no shares issued and outstanding at December 31, 2018, and 5,037,784 shares issued and outstanding at December 31, 2017	—	19,469
Series D redeemable convertible preferred stock, no shares issued and outstanding at December 31, 2018, and 80 shares issued and outstanding at December 31, 2017	—	68,556
Stockholders’ deficit:
Common stock, $0.0001 par value; 300,000,000 and 4,051,137 shares authorized at December 31, 2018 and 2017, respectively; 25,867,248 and 2,082,053 shares issued and outstanding at December 31, 2018 and 2017, respectively	3	—
Additional paid-in capital	409,787	17,731
Accumulated deficit	(433,146)	(307,277)
Total stockholders’ deficit	(23,356)	(289,546)
Total liabilities, convertible preferred stock and stockholders’ deficit	$4,010	$3,952

See accompanying notes to the consolidated financial statements.

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share and per share data)

	Years Ended December 31,
	2018	2017
Operating expenses:
Research and development	$43,415	$23,539
General and administrative	34,227	12,148
Total operating expenses	77,642	35,687
Loss from operations	(77,642)	(35,687)
Other income (expense):
Interest income	127	128
Other expense, net	(145)	(46)
Loss on issuance of Series D redeemable convertible preferred stock	—	(8,522)
Loss on issuance of warrants	(47,920)	—
Change in fair value of Series D 2X liquidation preference	(130)	(61,175)
Total other expense, net	(48,068)	(69,615)
Loss before income tax	(125,710)	(105,302)
Income tax expense	(2)	(3)
Net loss	(125,712)	(105,305)
Accretion of Series D redeemable convertible preferred stock dividends	(66)	(4,017)
Net loss attributable to common stockholders	$(125,778)	$(109,322)
Net loss per share attributable to common stockholders, basic and diluted	$(5.74)	$(55.78)
Weighted-average shares used to compute net loss attributable to common stockholders, basic and diluted	21,900,574	1,959,904

See accompanying notes to the consolidated financial statements.

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT (In thousands, except share data)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C-1 Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2016	12,618,279	$23,848	13,801,318	$43,616	8,558,686	$34,382	5,037,784	$19,469	60	$56,757	2,082,053	$—	$20,887	$(201,972)	$(181,085)
Issuance of Series D at fair value for cash, net of issuance costs of $75	—	—	—	—	—	—	—	—	20	7,782	—	—	—	—	—
Accretion of Series D dividends	—	—	—	—	—	—	—	—	—	4,017	—	—	(4,017)	—	(4,017)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	861	—	861
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(105,305)	(105,305)
Balance at December 31, 2017	12,618,279	23,848	13,801,318	43,616	8,558,686	34,382	5,037,784	19,469	80	68,556	2,082,053	—	17,731	(307,277)	(289,546)
Conversion of convertible preferred stock into Private Evofem common stock, excluding Series D (see Note 8)	(12,618,279)	(23,848)	(13,801,318)	(43,616)	(8,558,686)	(34,382)	(5,037,784)	(19,469)	—	—	1,027,079	—	121,315	—	121,315
Cancellation of restricted stock awards (see Note 11)	—	—	—	—	—	—	—	—	—	—	(122,149)	—	—	—	—
Issuance of common stock upon cashless exercise of Invesco Warrants (see Note 10)	—	—	—	—	—	—	—	—	—	—	3,968,473	1	47,919	—	47,920
Accretion and payment of Series D dividends (see Note 8)	—	—	—	—	—	—	—	—	—	66	—	—	(66)	(157)	(223)
Conversion of Series D dividends and Series D (see Note 8)	—	—	—	—	—	—	—	—	(80)	(5,226)	6,878,989	1	5,225	—	5,226
Redemption of Series D 2X liquidation preference upon conversion of Series D (see Note 8)	—	—	—	—	—	—	—	—	—	—	—	—	80,000	—	80,000
Deemed contribution upon conversion of Series D (see Note 8)	—	—	—	—	—	—	—	—	—	(49,334)	—	—	49,334	—	49,334
Issuance of common stock and WIM Warrants (see Note 8)	—	—	—	—	—	—	—	—	—	(14,062)	3	—	14,062	—	14,062
Private placement of common stock (see Note 3)	—	—	—	—	—	—	—	—	—	—	1,614,289	—	20,000	—	20,000
Record pre-merger Neothetics' stockholders' equity and elimination of Neothetics' historical accumulated deficit (see Note 3)	—	—	—	—	—	—	—	—	—	—	2,308,430	—	1,946	—	1,946
Issuance of common stock, pre-funded warrants and common warrants in connection with the Offering, net of underwriting discounts, commissions and offering costs (see Note 9)	—	—	—	—	—	—	—	—	—	—	7,436,171	1	36,029	—	36,030
Issuance of common stock - exercise of stock options	—	—	—	—	—	—	—	—	—	—	6,173	—	42	—	42
Restricted stock awards/units issued	—	—	—	—	—	—	—	—	—	—	1,305,399	—	—	—	—
Shares withheld to cover taxes related to vesting of restricted stock awards	—	—	—	—	—	—	—	—	—	—	(637,662)	—	(1,592)	—	(1,592)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	17,842	—	17,842
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(125,712)	(125,712)
Balance at December 31, 2018	—	$—	—	$—	—	$—	—	$—	—	$—	25,867,248	$3	$409,787	$(433,146)	$(23,356)

See accompanying notes to the consolidated financial statements.

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Years Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(125,712)	$(105,305)
Adjustments to reconcile net loss to net cash, cash equivalents and restricted cash used in operating activities:
Loss on issuance of warrants	47,920	—
Loss on issuance of Series D redeemable convertible preferred stock	—	8,522
Change in fair value of Series D 2X liquidation preference	130	61,175
Stock-based compensation	17,842	861
Depreciation	262	244
Changes in operating assets and liabilities:
Prepaid and other assets	(11)	145
Accounts payable	3,799	7,052
Accrued expenses and other liabilities	(795)	7,319
Accrued compensation	307	775
Deferred rent, net of current portion	(242)	(30)
Net cash, cash equivalents and restricted cash used in operating activities	(56,500)	(19,242)
Cash flows from investing activities:
Purchases of property and equipment	(7)	(6)
Proceeds from sale of Softcup line of business	250	250
Cash acquired in connection with the Merger	1,900	—
Net cash, cash equivalents and restricted cash provided by investing activities	2,143	244
Cash flows from financing activities:
Proceeds from issuance of Series D redeemable convertible preferred stock, net of issuance costs	—	9,925
Proceeds from issuance of common stock - private placement	20,000	—
Proceeds from issuance of common stock, pre-funded warrants and common warrants in connection with the Offering, net of underwriting discounts and commissions	37,542	—
Proceeds from issuance of common stock - exercise of stock options	42	—
Payment of cash dividends for Series D redeemable convertible preferred stock	(157)	—
Cash paid for offering costs	(1,418)	(713)
Payments of tax withholdings related to vesting of restricted stock awards	(1,592)	—
Net cash, cash equivalents and restricted cash provided by financing activities	54,417	9,212
Net change in cash, cash equivalents and restricted cash	60	(9,786)
Cash, cash equivalents and restricted cash, beginning of period	1,701	11,487
Cash, cash equivalents and restricted cash, end of period	$1,761	$1,701
Supplemental cash flow information:
Cash paid for interest	$—	$15
Cash paid for taxes	$2	$3
Supplemental disclosure of noncash investing and financing activities:
Issuance of Series D liquidation preference	$—	$10,665
Net assets acquired in connection with the Merger	$46	$—
Public offering costs included in accounts payable and accrued expenses	$94	$137
Conversion of convertible preferred stock into common stock (excluding Series D)	$121,315	$—
Conversion of Series D redeemable convertible preferred stock into common stock	$68,622	$—
Redemption of Series D 2X liquidation preference upon conversion of Series D redeemable convertible preferred stock into common stock	$80,000	$—
Issuance of Promissory Note	$4,010	$—
See accompanying notes to the consolidated financial statements.

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Evofem Biosciences, Inc.’s operations include those of its wholly-owned subsidiaries, Evofem Biosciences Operations, Inc., a Delaware corporation, Evofem Inc., a Delaware corporation, Evofem North America, Inc., a Delaware corporation (ENA), Evofem Limited, LLC, a Delaware limited liability company and Evofem Ltd., a limited company registered in England and Wales and those of its partially owned subsidiary, Evolution Pharma, a Dutch limited partnership (EP) with 99% of the outstanding partnership interests held by Evofem Inc. and 1% of the outstanding partnership interests held by Evofem Limited, LLC. Evofem Limited, LLC and Evofem Ltd. are currently inactive.

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

Description of Business
Evofem is a San Diego-based clinical-stage biopharmaceutical company committed to developing and commercializing innovative products to address unmet needs in women’s sexual and reproductive health. Evofem exists to advance the lives of women by developing innovative solutions, such as woman-controlled contraception and potential protection from certain sexually transmitted infections (STIs). The Company is leveraging its proprietary Multi-purpose Vaginal pH Regulator TM (MVP-R) platform to develop product candidates for multiple potential indications, including prevention of pregnancy, prevention of STIs, and reduction of recurrent bacterial vaginosis (BV).
Evofem's MVP-Rs are acid-buffering bioadhesive vaginal gels designed to regulate vaginal pH within the normal range of 3.5 to 4.5. This vaginal pH range is inhospitable to spermatozoa, as well as certain viral and bacterial pathogens associated with STIs, but is integral to the survival of healthy bacteria in the vagina.
Evofem’s lead MVP-R product candidate, Amphora® (L-lactic acid, citric acid, and potassium bitartrate), is a non-hormonal, on demand, woman-controlled vaginal gel. Its second Phase 3 clinical trial for prevention of pregnancy had the last patient exit the study in November 2018 and positive top-line data released in December 2018. It is also currently being evaluated in a Phase 2b trial for the prevention of urogenital transmission of chlamydia and gonorrhea in women.
Evofem’s pipeline also includes an MVP-R product candidate for reduction of recurrent BV.  The Company is planning a Phase 2 clinical trial for this indication, building on favorable Phase 1 trial results.

Basis of Presentation and Principles of Consolidation

Since Private Evofem was determined to be the accounting acquirer in connection with the Merger, it recorded Neothetics’ assets and liabilities at fair value as of the Closing Date. Therefore, for periods prior to the Merger, the consolidated financial statements were prepared on a stand-alone basis for Private Evofem and did not include the combined entities'

financial position. Subsequent to the Merger, the consolidated financial statements as of and for the year ended December 31, 2018 from the Closing Date included Neothetics' assets and liabilities.

The Company prepared the consolidated financial statements in accordance with accounting principles generally accepted in the U.S. (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) related to annual reports on Form 10-K. The Company’s financial statements are presented on a consolidated basis, which include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Risks, Uncertainties and Going Concern

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
The Company’s principal operations have been related to research and development (R&D), including development of Amphora as well as raising capital, recruiting personnel and establishing a corporate infrastructure. The Company has no revenues and, as such, has incurred operating losses and negative cash flows from operating activities since inception, and has negative working capital and a net capital deficiency at December 31, 2018. As described in Note 9- Public Offering, the Company received proceeds of approximately $36.0 million, net of underwriting discounts and commissions and estimated offering costs, from a public offering that closed on May 24, 2018. As of December 31, 2018, the Company had cash and cash equivalents of $1.3 million, working capital deficit of $24.9 million and an accumulated deficit of $433.1 million.
The Company is subject to risks common to other life science companies in the development stage including, but not limited to, uncertainty of product development and commercialization, lack of marketing and sales history, development by its competitors of new technological innovations, dependence on key personnel, market acceptance of products, product liability, protection of proprietary technology, ability to raise additional financing, and compliance with U.S. Food and Drug Administration (FDA) and other government regulations. If the Company does not successfully commercialize any product candidates, it will be unable to generate recurring product revenue or achieve profitability. Management's plans to meet its short- and long-term operating cash flow requirements include obtaining additional funding, such as through the issuance of its common stock, from other equity or debt financings, or through collaborations or partnerships with other companies.

The Company anticipates it will continue to incur net losses for the foreseeable future and incur additional costs associated with being a public company. R&D expenses are expected to decrease for the foreseeable future due to the completion of the clinical phase of confirmatory Phase 3 clinical trial for Amphora for prevention of pregnancy. According to management estimates, liquidity resources as of December 31, 2018 are not sufficient to maintain its planned level of operations for the 12 months from the date of issuance of the financial statements.

These circumstances and the uncertainties associated with the Company's ability to (i) obtain additional equity financing on terms that are favorable to Evofem, (ii) enter into collaborative agreements with strategic partners and (iii) succeed in its future operations, raise substantial doubt about the Company's ability to continue as a going concern.

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

2.	Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto. Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include, but not limited to, the measurement of the Series D 2X liquidation preference, assumptions used in estimating the fair value of warrants issued in connection with the Merger, the useful lives of property and equipment, the recoverability of long-lived assets, preclinical and clinical trial accruals, assumptions used in estimating the fair value of stock-based compensation expense and other contingencies. The Company’s assumptions regarding the measurement of the Series D 2X liquidation preference and stock-based compensation are more fully described in Note 5 — Fair Value of Financial Instruments and Note 11 — Stock-based

Compensation, respectively. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances and adjusts when facts and circumstances dictate. The estimates are the basis for making judgments about the carrying values of assets and liabilities and recorded expenses that are not readily apparent from other sources. As future events and their effects cannot be determined with precision, actual results may materially differ from those estimates or assumptions.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash, reported within the consolidated statements of cash flows (in thousands):

	Years Ended December 31,
	2018	2017
Cash and cash equivalents	$1,330	$1,211
Restricted cash	431	490
Total cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows	$1,761	$1,701
Fair Value of Financial Instruments
The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, that are required to be recorded at fair value, the Company considers the principal or most advantageous market in which to transact and the market-based risk. The Company applies fair value accounting for all assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis.
The valuation of assets and liabilities are subject to fair value measurements using a three-tiered approach and fair value measurement is classified and disclosed by the Company in one of the following three categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2:
Quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).
The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts payable, note payable, accrued expenses and accrued compensation approximate their fair values due to their short-term nature.

As of December 31, 2018 and 2017, based on the borrowing rate currently available to the Company for loans with similar terms, which is considered a Level 2 input, the Company believes the fair value of the Flex Note (as defined below) approximates its carrying value.
Property and Equipment
Property and equipment generally consist of research equipment, computer equipment and software and office furniture, and are recorded at cost and depreciated over the estimated useful lives of the assets (generally three to five years) using the straight-line method. Leasehold improvements are stated at cost and are amortized on a straight-line basis over the lesser of the remaining term of the related lease or the estimated useful lives of the assets. Repairs and maintenance costs are charged to expense as incurred and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the consolidated balance sheets and any resulting gain or loss is reflected in the consolidated statements of operations in the period realized.
Impairment of Long-lived Assets
The Company reviews property and equipment for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset or asset group are less than its carrying amount. An impairment loss is measured as the amount by which the carrying amount of an asset or asset group exceeds its fair value. While the Company’s current and historical operating losses and negative cash flows are possible indicators of impairment, management believes that future cash flows to be generated by these assets support the carrying value of its long-lived assets and, accordingly, did not recognize any impairment losses during the years ended December 31, 2018 and 2017.
Clinical Trial Accruals
As part of the process of preparing our financial statements, we are required to estimate expenses resulting from our obligations under contracts with vendors, clinical research organizations (CROs), consultants and under clinical site agreements relating to conducting our clinical trials. The financial terms of these contracts vary and may result in payment flows that do not match the periods over which materials or services are provided under such contracts.
The Company's objective is to reflect the appropriate clinical trial expenses in our consolidated financial statements by recording those expenses in the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the clinical trial as measured by patient progression and the timing of various aspects of the trial. Management determines accrual estimates through financial models and discussions with applicable personnel and outside service providers as to the progress of clinical trials.
During a clinical trial, the Company adjusts the clinical expense recognition if actual results differ from its estimates. The Company makes estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. The Company’s clinical trial accruals are partially dependent upon accurate reporting by CROs and other third-party vendors. Although the Company does not expect its estimates to differ materially from actual amounts incurred, the Company’s understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any period. For the years ended December 31, 2018 and 2017 there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.
Fair Value of Series D and Series D 2X Liquidation Preference
Prior to completion of the Merger, the Company valued its Series D redeemable convertible preferred stock (Series D) and Series D 2X liquidation preference in accordance with Accounting Standards Codification (ASC) No. 815 — Derivatives and Hedging, using a probability-weighted expected return model (PWERM), which is sensitive to changes in assumptions regarding the timing of additional financings, potential exit scenarios and revisions in our financial forecast. Changes in any one of the assumptions could have had a material impact on the estimated fair value of the Series D and Series D 2X liquidation preference. Management used the most reliably available information at each issuance of Series D to determine the fair value of the Series D and at each valuation date to determine the fair value of the Series D 2X liquidation preference. Due to the nature of the assumptions and the sensitive nature of the PWERM, management could not reliably provide sensitivity analysis around the impact of changes in assumptions utilized in the PWERM used to estimate the fair value of the Series D and Series D 2X liquidation preference.
Convertible Preferred Stock
Prior to the Merger, the Company’s Series A, Series B, Series C-1, Series C convertible preferred stock and Series D were classified as temporary equity instead of stockholders’ deficit in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities, as the shares were conditionally redeemable at the holder’s option and upon certain change in control events that are outside the Company’s control, including liquidation, sale, or transfer of control of the Company. Upon completion of the Merger, the Company's Series A, Series B, Series C-1, Series C convertible preferred stock and Series D were converted into common stock.
Fair Value of Warrants
The fair value of the WIM and Invesco Warrants (as defined below) issued in connection with the Merger were determined using the Black-Scholes-Merton (BSM) option-pricing model based on the applicable assumptions, which include the warrants exercise price, time to expiration, expected volatility of our peer group, risk-free interest rate and expected dividend.
Research and Development
R&D expenses include the costs associated with the Company’s R&D activities, including, but not limited to, payroll and personnel-related expenses, stock-based compensation expense, materials, laboratory supplies, clinical studies and outside services. R&D costs are expensed as incurred, except when accounting for nonrefundable advance payments for goods or services not yet received. These payments, if any, are capitalized at the time of payment and expensed as the related goods are delivered or the services are performed.

Patent Expenses

The Company expenses all costs incurred relating to patent applications (including direct application fees, and the legal and consulting expenses related to making such applications) and such costs are included in general and administrative expenses in the consolidated statements of operations.
Stock-based Compensation
Stock-based compensation expense for equity instruments issued to employees, nonemployee directors and consultants is measured based on estimating the fair value of each stock option on the date of grant using the BSM option-pricing model.

Expensing
The following table summarizes the Company’s stock-based awards expensing policies for employees and nonemployees:

	Employees and Nonemployee Consultants After Adopting ASU 2018-07	Nonemployee Consultants Prior to Adopting ASU 2018-07
Service only condition	Straight-line based on the grant date fair value	Re-value at each reporting date through the service commitment date

Performance criterion is probable of being met:

Service criterion is complete	Recognize the grant date fair value of the award(s) once the performance criterion is considered probable of occurrence	Re-value the award(s) once the performance criterion is considered probable of occurrence and recognize expense for the then fair value of the award(s)

Service criterion is not complete	Expense using an accelerated multiple-option approach(1) over the remaining requisite service period	Same as for employees, except the award will be marked-to-market through the performance commitment date

Performance criterion is not probable of being met and:

Is not tied to the successful completion of an initial public offering of the Company’s common stock (IPO)	No expense recognition is required until the performance criterion is considered probable at which point expense is recognized using an accelerated multiple-option approach	Same as for employees, except the award will be marked-to-market through the performance commitment date

Is tied to the successful completion of an IPO by the Company	Upon closing of an IPO by the Company, recognize the grant date fair value of the award(s)	Same as for employees, except expense is recognized based upon the fair value of the Company’s common stock sold in the IPO
________________

(1)
The accelerated multiple-option approach results in compensation expense being recognized for each separately vesting tranche of the award as though the award was in substance multiple awards and, therefore, results in accelerated expense recognition during the earlier vesting periods.

Determining Fair Value of Stock Options
Prior to the Merger, the fair value of the shares of the Company’s common stock underlying its stock-based awards was estimated on each grant date by the Company’s board of directors. To determine the fair value of the common stock underlying option grants, the Company’s board of directors considered, among other things, valuations of the Company’s common stock prepared by an unrelated valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Given the absence of a public trading market for its common stock prior to completion of the Merger, the board of directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of the Company’s common stock, including the Company’s stage of development; progress of the Company’s R&D efforts; the Company’s operating and financial performance, including levels of available capital resources; the rights, preferences and privileges of the Company’s convertible preferred stock relative to those of its common stock; sales of the Company’s convertible preferred stock; the valuation of publicly traded companies in its industry, equity market conditions affecting comparable public companies and the lack of marketability of the Company’s common stock. The Company obtained valuations on at least an annual basis or when it determined that significant value generating or diminishing internal and/or external events had occurred which would significantly increase or decrease the fair value of the common stock underlying its stock-based awards. Post the Merger, the fair value of our common stock will be equal to the closing price of our stock.
For purposes of re-measuring the Company’s consultant stock options, the Company utilized the concluded fair values for the Company’s common stock underlying the stock options as aforementioned prior to the Merger or the closing price at each reporting date post the Merger to recognize estimated consultant stock-based compensation expense using the BSM at each reporting date.

Forfeitures
The Company adopted ASU No. 2016-09 Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU No. 2016-09) in fiscal year 2016, under which the Company made a one-time policy election to record forfeitures when they occur.
Performance-based Awards
For performance-based restricted stock awards (RSAs) (i) the fair value of the award is determined on the grant date, (ii) the Company assesses the probability of the individual milestone under the award being achieved and (iii) the fair value of the shares subject to the milestone is expensed over the implicit service period commencing once management believes the performance criteria is probable of being met.
Income Taxes
The accounting guidance for uncertainty in income taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities based on the technical merits of the position.
The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and the tax reporting basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, its provision for income taxes will increase or decrease, respectively, in the period such determination is made.
Net Loss Per Share
Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, potentially dilutive securities are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and therefore, basic and diluted net loss per share were the same for all periods presented. Potentially dilutive securities excluded from the calculation of diluted net loss per share are summarized in the table below. For the year ended December 31, 2018, the shares in the table also included 1,013,375 shares of options granted out of the share reserve increase approved by the board of directors under the Amended and Restated 2014 Plan (as defined below) on November 28, 2018, and are subject to the Company obtaining the requisite stockholder approval (the Contingent Options) at the 2019 annual meeting. For the year ended December 31, 2017, the shares in the table have been adjusted to reflect the conversion of Series A, B, C-1, and C convertible preferred stock and Series D as fully described in Note 8- Convertible Preferred Stock, and the Reverse Stock Split.

	Years Ended December 31,
	2018	2017
Convertible preferred stock	—	1,027,079
Series D redeemable convertible preferred stock	—	6,878,986
Unvested restricted common stock subject to repurchase	—	122,149
Unvested restricted stock units	—	2,566
Options to purchase common stock	5,767,627	160,248
Warrants to purchase common stock	4,775,886	—
Total	10,543,513	8,191,028
Recently Adopted Accounting Pronouncements

The Company qualifies as an “emerging growth company” (EGC) pursuant to the provisions of the Jumpstart Our Business Startups (JOBS) Act from the fiscal year 2014 to 2018. Section 7(a)(2)(B) of the Securities Act of 1933, as amended, permits EGCs to defer compliance with new or revised accounting standards until non-issuers are required to comply with such standards. However, the Company elected not to take advantage of the extended transition period for implementation of new or revised financial accounting standards, and as a result, the Company will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU No. 2014-09), which amends the existing accounting standards for revenue recognition. ASU No. 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. The new standard as amended by ASU No. 2015-14 (Revenue from Contracts with Customers (Topic 606): Deferral of The Effective Date), ASU No. 2016-10 (Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligation and Licensing), and ASU No. 2016-12 (Revenue from Contracts with Customers (Topic 606): Narrow-scope Improvements and Practical Expedients) was effective for the Company beginning January 1, 2018. The Company adopted the new standard using the full retrospective approach, which did not have an impact on the Company’s financial position or results of operations as the Company is pre-revenue and does not anticipate generating any significant revenue prior to 2020.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU No. 2016-02), which changes the presentation of assets and liabilities relating to leases. The core principle of ASU No. 2016-02 is that a lessee should recognize the assets and liabilities that arise from leases. The new standard as amended by ASU No. 2018-01 (Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842), ASU No. 2018-10 (Codification Improvements to Topic 842, Leases), and ASU No. 2018-11 (Leases (Topic 842): Targeted Improvements) (ASC No. 2018-11) was effective for the Company beginning January 1, 2019. This new standard is required to be adopted using a modified retrospective approach with certain available transitional practical expedients. The ASU No. 2018-11 issued in July 2018 allows for the adoption of the new standard to be applied at the adoption date as opposed to at the beginning of the earliest year presented. On January 1, 2019, the Company adopted this new standard under the provisions allowed under ASU 2018-11. Based on the Company's evaluation of impact on its financial statements, the Company currently expects to record approximately $0.8 million right-of-use assets and $1.0 million lease liabilities for all its active leases as of the adoption date in the consolidated balance sheets, and no material impact on its consolidated results of operations or cash flows.
Recently Issued Accounting Pronouncements — Not Yet Adopted
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

•	Cancelled 122,149 shares of unvested restricted common stock;

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

iii. Private Evofem’s Series D Warrant Rights (as defined below) were assumed by the Company and exchanged for three shares of the Company's common stock and warrants for the purchase of 2,000,000 shares of the Company's common stock (the WIM Warrants). The Company recorded the fair value of the WIM Warrants and related capital contribution upon issuance of the WIM Warrants; and

iv. Recording cash dividends between January 6, 2018 and the Closing Date, which was paid upon closing of the Merger to Woodford Investment Management Ltd (WIM).

•
The Company affected the Reverse Stock Split, and thus the Company adjusted common stock and additional paid-in capital associated with shares issued in connection with the Merger due to the 6:1 reverse stock split, which the Company has affected in the amounts described within this footnote;

•
The Company assumed options to purchase Private Evofem common stock that were outstanding and unexercised as of immediately prior to the Merger (the Private Evofem Plan Options). The Private Evofem Plan Options, were converted into options to purchase 159,325 shares of our common stock, as adjusted for the Exchange Ratio and Reverse Stock Split, at a weighted average price of $56.72; and

•	Sold 1,614,289 shares of the Company's common stock in a private placement for gross proceeds of $20.0 million.

4.    Balance Sheet Details
Prepaid and Other Current Assets
Prepaid and other current assets consist of the following (in thousands):

	Years Ended December 31,
	2018	2017
Flex note receivable (1)	$250	$250
Insurance	199	96
Clinical supplies	62	119
Rent	66	63
Other receivable from related parties	11	17
Other	129	108
Total	$717	$653
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
Property and Equipment, Net
Property and equipment, net, consists of the following (in thousands):

		Years Ended December 31,
	Useful Life	2018	2017
Research equipment	5 years	$639	$639
Computer equipment and software	3 years	13	6
Office furniture	5 years	205	205
Leasehold improvements	5 years or less	340	340
		1,197	1,190
Less: accumulated depreciation and amortization		(604)	(342)
Total, net		$593	$848
Depreciation expense was $0.3 million and $0.2 million for the years ended December 31, 2018 and 2017, respectively.
Other Noncurrent Assets
Other noncurrent assets consist of the following (in thousands):

	Years Ended December 31,
	2018	2017
Flex note receivable, net of current portion	$500	$750
Prepaid Directors & Officers insurance	439	—
Total	$939	$750
Note Payable
On December 5, 2018, the Company entered into a promissory note (Note) with our CRO for AMPOWER, where the Company agreed to pay the CRO on invoiced amounts totaling approximately $4.0 million for clinical trial related services and has a due date of February 15, 2019. Any matured and unpaid amounts pursuant to this Note bears an annual interest rate of the lesser of 1% per month or the maximum amount permitted by the Laws of the State of Massachusetts.
In late February 2019, the Company amended the Note, which extended the due date to April 15, 2019. All other terms and conditions under the initial Note remain the same.
If the Company defaults on the payment of this Note, the CRO may declare the unpaid principal balance and earned interest on this Note immediately due.

Accrued Expenses
Accrued expenses consist of the following (in thousands):

	Years Ended December 31,
	2018	2017
Clinical studies	$9,153	$8,789
Sublicense fees	1,117	2,000
Accrued interest on unpaid sublicense fees	174	76
Legal and other professional fees	549	727
Accrued franchise tax	188	12
Public offering costs	127	135
Board of directors’ fees and related expenses	67	247
Other	138	100
Total	$11,513	$12,086

5.    Fair Value of Financial Instruments
The fair values of the Company’s assets and liabilities, including the money market fund, Flex Note receivable and Series D 2X liquidation preference, measured on a recurring basis are summarized in the following tables, as applicable (in thousands):

	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund (1)	$154	$154	$—	$—
Flex note receivable	750	—	750	—
Total assets	$904	$154	$750	$—
_______________________
(1) Included as a component of cash and cash equivalents on the accompanying consolidated balance sheet.

	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Flex note receivable	$1,000	$—	$1,000	$—
Series D 2X liquidation preference	(79,870)	—	—	(79,870)
Total assets (liabilities)	$(78,870)	$—	$1,000	$(79,870)
Series D 2X liquidation preference is stated at fair value and is considered a Level 3 input because the fair value measurement is based, in part, on significant inputs not observed in the market. The Company determined the fair value of Series D 2X liquidation preference as described below.
The following table summarizes the changes in Level 3 financial liabilities measured at fair value on a recurring basis for the year ended December 31, 2018 and 2017 (in thousands).

Series D 2X Liquidation Preference Liability
Balance at December 31, 2016	$8,030
Issuance of Series D 2X liquidation preference	10,665
Change in fair value of Series D 2X liquidation preference	61,175
Balance at December 31, 2017	$79,870
Change in fair value of Series D 2X liquidation preference	130
Redemption of Series D 2X liquidation preference upon conversion of Series D	(80,000)
Balance at December 31, 2018	$—
Series D 2X Liquidation Preference
As described in the Note 2- Summary of Significant Accounting Policies, the Company’s issuance of Series D resulted in the identification of an embedded derivative that required bifurcation and liability accounting at fair value. See the Series D Redeemable Convertible Preferred Stock discussion in Note 8 — Convertible Preferred Stock for the terms of the Series D.

To determine the fair value of the Company’s Series D 2X Liquidation Preference associated with the August and November 2017 issuances of 15 shares and 5 shares, respectively, of Series D in connection with the Series D amendment (see the Series D discussion in Note 8 — Convertible Preferred Stock), the Company utilized a hybrid valuation model that considers the probability of achieving certain exit scenarios, the Company’s cost of capital, the estimated period the Series D 2X Liquidation Preference would be outstanding, consideration received for the instrument with the Series D 2X Liquidation Preference and at what price and changes, if any, in the fair value of the underlying instrument to the Series D 2X Liquidation Preference. The valuations resulted in a concluded fair value of the Series D 2X Liquidation Preference at issuance of $2.8 million and $7.9 million for the 15 and 5 shares, respectively, of Series D in connection with the Series D amendment.
To determine the change in fair value of the Series D 2X liquidation preference, the Company utilized a hybrid valuation model that considers the probability of achieving certain exit scenarios, the Company’s cost of capital, the estimated period the Series D 2X liquidation preference would be outstanding, consideration received for the instrument with the Series D 2X liquidation preference and at what price and changes, if any, in the fair value of the underlying instrument to the Series D 2X liquidation preference. At December 31, 2017, the most significant assumption was the probability of occurrence, which was concluded to be high, and as a result the fair value as of December 31, 2017 approximated the final redemption value.
In connection with the Merger, Private Evofem converted 80 shares of Series D into the Company's common stock. The valuations resulted in a concluded fair value of the Series D 2X liquidation preference of $80.0 million as of the Closing Date based on the hybrid valuation model, which was reclassified from a Series D 2X liquidation preference to additional paid-in capital upon the conversion into the Company' common stock.
The change in fair value of the Series D 2X liquidation preference for the years ended December 31, 2018 and 2017 was $0.1 million and $61.2 million, respectively.

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

Effective January 30, 2015, Private Evofem entered into a sublease for office space under a noncancelable lease agreement that expires in March 2020 (the 2015 Lease). The sublease provides for two renewal periods of five years each, but the sub-lessor is not expected to renew its lease. In lieu of paying a security deposit directly to the sub-lessor, the Company maintains a time deposit in favor of the sub-lessor (the Deposit), which is included in restricted cash in the consolidated balance sheets. During months 13 through 58 of the 2015 Lease term, subject to certain restrictions, approximately $5,000 of the Deposit may be released each month through November 2019 and approximately $66,000 of the Deposit may be released each month between December 2019 and March 2020. As of December 31, 2018 and 2017, restricted cash maintained as collateral for the Company’s Deposit was $0.3 million and $0.4 million, respectively.
Concurrent with the execution of the 2015 Lease, Private Evofem entered into a sublease with WomanCare Global Trading, Inc. (WCGT) whereby WCGT agreed to sublease approximately 25% (subject to annual adjustment), as amended, of the Company’s office space (the WCG Sublease). The Company remains the primary obligor under the WCG Sublease and records all sublease income as a reduction of rent expense in the consolidated statements of operations. WCGT paid an initial security deposit of approximately $0.3 million (the WCG Security Deposit). Effective April 1, 2018, the WCG Sublease was reassigned from WCGT to WCG Cares, whereby WCG Cares agreed to pay the Company 20% of the overall lease payment under the 2015 Lease. All terms and conditions remain the same as the original WCG Sublease. As of December 31, 2017, the WCG Security Deposit totaled approximately $0.2 million, which was included in accrued expenses and other noncurrent liabilities in the consolidated balance sheet and was repaid to WCGT in June 2018. There were $0.1 million and $0.2 million of sublease payments received pursuant to the WCG Sublease during the years ended December 31, 2018 and 2017, respectively. The Company terminated the WCG Sublease in the fourth quarter of 2018.

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

In December 2017, Neothetics entered into the Twelfth Amendment to the LJ Gateway Lease, whereby upon the mutual execution and delivery of a new lease between LJ Gateway Office LLC’s affiliate and the sublessee and upon the occurrence of the sublessee vacating their subleased space, LJ Gateway Office LLC and Neothetics agreed that the LJ Gateway Lease with respect to the Suite 270 office space shall be terminated. In June 2018, the LJ Gateway Lease was terminated. Upon termination, the Company repaid the sublessee's approximately $30,000 security deposit.
Rent expense was $0.6 million and $0.5 million for the years ended December 31, 2018 and 2017, respectively. Rent expense is recognized on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of rent paid is accounted for as deferred rent in the consolidated balance sheets, of which the current portion is included in accrued expenses in the consolidated balance sheets.
As of December 31, 2018, future minimum lease commitments under the above mentioned operating leases, together with sublease income, are as follows (in thousands):

Operating Leases
Year ending December 31, 2019	$777
Year ending December 31, 2020	201
Total	$978
Contingencies
From time to time the Company may be involved in various lawsuits, legal proceedings or claims that arise in the ordinary course of business. There were no claims or actions pending against the Company as of December 31, 2018 and 2017, which management believes would have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.
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
As of December 31, 2018 and 2017, the Company had accrued sublicense fees of approximately $1.1 million and $2.0 million, respectively, which are included in accrued expenses in the consolidated balance sheets. The Company is responsible for making interest payments to WomanCare Global International, a non-profit organization registered in England and Wales (WCGI), for unpaid sublicense fees. As of December 31, 2018 and 2017, accrued interest expense on unpaid sublicense fees totaled $0.2 million and $0.1 million, respectively. See Note 7 – Related-party Transactions for a summary of the Company’s transactions with WCGCIC and WCGI and related entities.

7.    Related-party Transactions
Consulting Agreements
Effective April 1, 2016, Private Evofem entered into a one-year consulting agreement (the 2016 Consulting Agreement) with Thomas Lynch, the chairman of the Company’s board of directors. Pursuant to the 2016 Consulting Agreement, Mr. Lynch provides consulting services with respect to investor relations and business development activities as requested from time to time. Pursuant to the 2016 Consulting Agreement, Mr. Lynch (i) received compensation of approximately $0.4 million, including $0.1 million related to his board services, (ii) received a stock option for the purchase of 3,850 shares of common stock with an exercise price of $46.36 per share, which vest over a one-year period through March 1, 2017 and (iii) was issued a restricted stock unit (RSU) for the rights to 2,566 shares of common stock. Upon closing of the Merger, Mr. Lynch agreed to cancel all of his unvested RSUs received pursuant to the 2016 Consulting Agreement. See Restricted Stock Units discussion in Note 11 — Stock-based Compensation for the accounting treatment for Mr. Lynch’s RSUs granted in 2016. On July 2, 2018, under the Amended and Restated 2014 Plan (as defined below), the Company issued 75,000 shares of RSUs to Mr. Lynch in consideration for certain consulting services provided to the Company in connection with the 2016 Consulting Agreement. The RSUs were fully vested on the grant date.
In August 2017, Private Evofem and Mr. Lynch entered into a two-year consulting agreement (the 2017 Consulting Agreement), which was effective as of April 1, 2017. This 2017 Consulting Agreement provides for (i) annual compensation of $0.4 million, including $0.1 million related to his board services and (ii) a stock option for the purchase of 6,416 shares of common stock that vests quarterly through March 31, 2018, which remained unissued at the time of the Merger. On March 12, 2018, the Company issued a stock option for the purchase of 225,000 shares of the Company's common stock with an exercise price of $7.29 per share in lieu of the unissued stock option pursuant to the 2017 Consulting Agreement, of which 125,000 vested on the grant date and the remaining shares shall vest in a series of twelve successive equal monthly installments upon completion of each additional month of service measured from April 1, 2018. The option was awarded in connection with Mr. Lynch's consulting services for the Company for the fiscal years 2016 to 2018. This option was granted under the Amended and Restated 2014 Plan, which was approved at the Company’s annual meeting held on May 8, 2018. On July 31, 2018, the Company issued additional stock options for the purchase of 85,500 shares of the Company's common stock with an exercise price of $2.10 per share pursuant to the 2017 Consulting Agreement, which vest in a series of 36 successive equal monthly installments upon completion of each additional month of service measured from the grant date.
Consulting fees incurred under the 2016 and 2017 Consulting Agreements were approximately $0.3 million for both the years ended December 31, 2018 and 2017. On July 31, 2018, the Compensation Committee, with the authorization of the board of directors, approved a one-time, discretionary cash bonus award to Mr. Lynch in the amount of $50,000. As of December 31, 2018 and 2017, accrued compensation, excluding board fees, owed to Mr. Lynch was $0.1 million for both periods.
Transactions with WCGI and Related Entities
From 2009 to 2016, Ms. Saundra Pelletier was the founding CEO of WCGI. In February 2013, Private Evofem and WCGI formed an alliance (the WCGI Alliance) and Ms. Pelletier also became Private Evofem’s CEO. Concurrent with the forming of the WCGI Alliance, Private Evofem and WCGI entered into (i) a service agreement to which the companies shared resources and employees and (ii) a three-year grant agreement under which the Private Evofem provided funding of $4.0 million per year to WCGI.
From 2011 to 2017, Ms. Pelletier served as a director of the board of WCGT, a WCGI subsidiary. As described in Note 6 — Commitments and Contingencies, (i) effective in February 2015, Private Evofem and WCGT entered into a sublease for office space, which was terminated and reassigned to WCG Cares effective April 1, 2018, and (ii) in October 2015, (a) Private Evofem, through its wholly-owned subsidiaries, entered into two sublicense agreements whereby Private Evofem was responsible for paying $5.0 million in annual sublicense fees, net of amounts paid under the grant agreement during 2015, to WCGCIC, also a WCGI affiliate, and (b) the service and grant agreements were canceled. Sublicense fees are included in R&D expenses in the consolidated statements of operations.
In early 2015, Private Evofem became the corporate sponsor of WCGI’s “Then Who Will” educational campaign, which ended in late 2017. During the year ended December 31, 2017, corporate support payments to vendors performing services for the “Then Who Will” campaign on behalf of WCGI totaled approximately $0.3 million, which were included in general and administrative expenses in the consolidated statements of operations. There were no such payments during the year ended December 31, 2018.

Effective January 2016, Private Evofem and WCGI entered into a shared-services agreement (SSA), which replaced the prior service agreement. Under the terms of the SSA, Private Evofem and WCGI cross charge the other company’s services provided by each entity on behalf of the other. The SSA also allows for netting of due to and due from shared-services fees. Through December 31, 2016, Ms. Pelletier was being paid directly by each WCGI and Private Evofem. As of January 1, 2017, Ms. Pelletier was no longer paid directly by WCGI and was subject to Private Evofem’s SSA. Services provided under the SSA on behalf of WCGI totaled approximately $0.1 million and $0.8 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and December 31, 2017, net shared-services due to the Company was minimal for both periods.
The following table summarizes receivables, payables, payments and expenses related to the Company’s transactions with WCGI related entities as of and for the years ended December 31, 2018 and 2017, respectively (in thousands):

	2018	2017
Receivables	$3	$17
Payables	$1,292	$2,077
Payments	$883	$1,026
Expenses	$98	$89
Transactions with WCG Cares
In 2013, WCG Cares, a 501(c)(3) nonprofit organization was incorporated under the laws of the State of California. Its primary purpose is to directly engage in and/or fund the development and implementation of programs that promote reproductive health, education, research and increased access to high-quality, innovative and affordable reproductive healthcare and healthcare products around the world. Ms. Pelletier served as the CEO and President of WCG Cares from 2013 to November 2017. She became a director of the board in November 2017 and served as chair of the board of directors from November 2017 to May 2018. Additionally, Mr. Justin J. File served as WCG Cares' Chief Financial Officer from November 2017 to May 2018. Dr. Kelly Culwell continues to serve as WCG Cares' Chief Medical Officer since November 2017, and also became a director of the board in January 2019 with a term of 3 years until December 31, 2021. See shared-services agreement discussion below.

In August 2017, Private Evofem agreed to provide WCG Cares with $0.1 million in funding, which was paid to WCG Cares in October 2017, to support WCG Cares’ Women Deliver Young Leaders program. The Company also agreed to be a corporate sponsor of WCG Cares’ U.S. education campaign, the Tryst Network, which officially launched in February 2018. The Company paid WCG Cares a one-time payment of $0.3 million in March 2018 in connection with this corporate sponsorship of the Tryst Network. During the second quarter of 2018, the Company ceased being the corporate sponsor of the Tryst Network. As of December 31, 2018 and 2017, accrued Tryst-related costs totaled zero and $0.2 million, respectively.

In March 2018, the Company and WCG Cares entered into a shared-services agreement (the Cares Shared-Services Agreement). Under the terms of the Cares Shared-Services Agreement, the Company and WCG Cares cross charge services provided by each entity (or its subsidiaries) on behalf of the other. The Cares Shared Services Agreement also allows for netting of due to and due from shared-services fees. As of December 31, 2018, net shared-services due to the Company was minimal.
The following table summarizes receivables, payables, payments and expenses related to the Company’s transactions with WCG Cares as of and for the years ended December 31, 2018 and 2017, respectively (in thousands):

	2018	2017
Receivables	$7	$—
Payables	$—	$175
Payments	$302	$—
Expenses	$127	$175

Transactions with Women Deliver
Women Deliver is a tax-exempt charitable organization under Section 501(c)(3) of the Internal Revenue Code. Its mission is to drive progress for gender equality, particularly in maternal, sexual, and reproductive health and rights globally through advocacy and Women Deliver programs. Ms. Pelletier became a director of the board in January 2013 and served as chair of the board of directors from May 2017 to July 2018. In July 2018, the Company and Women Deliver entered into a Corporate Sponsorship Agreement, under which the Company desired to become a corporate sponsor of the Women Deliver 2019 Conference and to provide financial support for Women Deliver programs. The Company agreed to pay $0.2 million to Women Deliver no later than January 31, 2019. As of December 31, 2018, this amount has not been paid. In February 2019, the

Company received a letter from Women Deliver, under which both parties mutually agreed to release the Company's sponsorship on this outstanding payment.

Variable Interest Entity Considerations
Due to shared management and numerous agreements between the Company and WCGI, and the Company and WCG Cares, management reviewed its relationship with both WCGI and its subsidiaries and WCG Cares in accordance with the authoritative guidance for variable interest entities within ASC 810 - Consolidation. The Company concluded that due to WCGI’s and WCG Cares’ status as not-for-profit entities, the scope exception from qualifying as a variable interest entity was met and, therefore, the Company is not required to consolidate WCGI or WCG Cares.

8.    Convertible Preferred Stock
Immediately prior to the Merger, as described in Note 1- Description of Business and Basis of Presentation, each share of Private Evofem’s capital stock (other than Private Evofem’s Series D), including its Series A convertible preferred stock, Series B convertible preferred stock, Series C-1 convertible preferred stock and Series C convertible preferred stock was converted to the Company's common stock on a one-for-one basis effecting the Exchange Ratio and the Reverse Stock Split for an aggregate of 1,027,079 shares. In addition, each share of Private Evofem’s Series D was converted into approximately 85,987 shares of the Company's common stock for an aggregate of 6,878,989 shares. As of December 31, 2018, no shares of convertible preferred stock were issued and outstanding.
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

The Company determined that the WIM Warrants are free standing financial instruments and classified as equity in accordance with ASC 480— Distinguish Liabilities from Equity. To determine the fair value of the WIM Warrants, the Company utilized the BSM option-pricing model, where the warrants exercise price was determined based on a Monte Carlo simulation. The valuations resulted in a concluded fair value of the WIM Warrants of $14.1 million as of January 18, 2018, which was recorded as additional paid-in capital in the consolidated balance sheet.

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
The Company received proceeds from the Offering of approximately $37.5 million, net of underwriting discounts and commissions, but before deducting the estimated offering costs of $1.5 million. The estimated offering costs were recorded as contra additional-paid in capital in the consolidated balance sheet. The common stock and warrants issued in the Offering were registered pursuant to a registration statement on Form S-1 filed with the SEC on May 16, 2018 and declared effective on May 21, 2018.
On June 26, 2018, the Company issued an additional 912 common warrants to purchase approximately 182 shares of common stock upon an underwriter's exercise of its overallotment option. The offering price and exercise price were the same as the common warrants issued on May 24, 2018. The net proceeds received from this issuance were immaterial.

10.    Stockholders' Deficit

Warrants

As of December 31, 2018, warrants to purchase approximately 4,775,886 shares of the Company's common stock remain outstanding at a weighted average exercise price of $6.23 per share. These warrants include:

•
WIM Warrants to purchase up to 2,000,000 shares of common stock as described in Note 8- Convertible Preferred Stock, which became exercisable on January 17, 2019 and shall remain exercisable for three years unless there is a completion of an acceleration event as defined by the WIM Warrants agreements;

•	Warrants to purchase 11,875 shares of common stock that were issued prior to the Merger, which were exercisable as of December 31, 2018 and shall remain exercisable until 2020, 2022 and 2024;

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

In February 2019, the Company issued an aggregate 2,376,062 shares of common stock upon exercise of WIM Warrants and common warrants issued in the Offering at a reduced exercise price of 2.64 per share. The Company received gross proceeds of approximately $6.3 million from these exercises. In addition, the Company issued new warrants to purchase 1,188,029 shares of common stock to investors who exercised warrants as aforementioned. See Note 15 - Subsequent Events for details.
Common Stock
Effective January 17, 2018 and in connection with the Merger, the Company amended and restated its certificate of incorporation, under which the Company is currently authorized to issue up to 300,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of preferred stock, $0.0001 par value per share.
On January 17, 2018, immediately prior to the closing of the Merger, Private Evofem issued the Invesco Warrants for the purchase up to an aggregate of 3,980,437 shares of common stock, which were immediately net exercised on a cashless basis for 3,968,473 shares of the Company's common stock, effecting the Exchange Ratio and the Reverse Stock Split. The Company determined that the Invesco Warrants are free standing financial instruments and equity classified in accordance with ASC 480— Distinguish Liabilities from Equity. The Company had an external valuation completed as of January 17, 2018 with a concluded fair value of $47.9 million using the BSM option-pricing model, which was recorded as a loss on the issuance of Invesco Warrants within other income (expense) in the consolidated statement of operations, with corresponding entries to common stock par value for the shares issued and additional paid-in capital in the consolidated balance sheet. See Note 3- Merger and Related Transactions for more descriptions of the transactions completed in connection with the Merger.
On May 24, 2018, the Company issued 7,436,171 shares of common stock upon closing of the Offering as described in Note 9- Public Offering. During the year ended December 31, 2018, the Company issued a total of 622,737 shares of common stock upon vesting of the RSAs and RSUs, net of shares repurchased for income tax withheld.

At the Market Program

On December 1, 2015, the Company entered into a Controlled Equity Offering Sales Agreement (Sales Agreement) with Cantor Fitzgerald & Co. (Cantor Fitzgerald) as a sales agent, pursuant to which the Company may offer and sell from time to time, through Cantor Fitzgerald, shares of the Company's common stock, par value $0.0001 per share, having an aggregate offering price of up to $20.0 million. The minimum share price for this Controlled Equity Offering is selected at the discretion of the Company’s board of directors. This at the market program expired in early December 2018 and no shares of common stock have been sold pursuant to this Sales Agreement during 2018.
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance is as follows in common equivalent shares as of December 31, 2018:

Common stock issuable upon the exercise of stock options outstanding	5,767,627
Common stock issuable upon the exercise of common stock warrants	4,775,886
Common stock available for future issuance under the 2014 ESPP	118,825
Common stock available for future issuance under the Amended and Restated 2014 Plan	74,094
Common stock available for future issuance under the Inducement Plan	156,000
Total common stock reserved for future issuance	10,892,432

11. Stock-based Compensation

Equity Incentive Plans
In September 2012, Private Evofem adopted the 2012 Equity Incentive Plan (the 2012 Plan) that provides for the issuance of RSAs, RSUs, or non-qualified and incentive common stock options to its employees, non-employee directors and consultants, from its authorized shares. In general, the options expire ten years from the date of grant and generally vest either (i) over a four-year period, with 25% exercisable at the end of one year from the employee’s hire date and the balance vesting ratably thereafter or (ii) over a three-year period, with 25% exercisable at the grant date and the balance vesting ratably thereafter. Upon completion of the Merger, Private Evofem's 2012 Plan was assumed by the Company and awards outstanding under the 2012 Plan became awards for the Company's common stock. Effective as of the Merger, no further awards may be issued under the 2012 Plan.

On September 15, 2014, Neothetics' board of directors adopted, and stockholders approved, the 2014 Equity Incentive Plan (the 2014 Plan). On March 9, 2018, the Company's board of directors approved, subject to stockholder approval, and recommended its stockholders approve at the annual meeting held on May 8, 2018, the amendment and restatement of the 2014 Plan (the Amended and Restated 2014 Plan), that, among other things, would increase the number of authorized shares under the 2014 Plan from 749,305 to an aggregate of 5,300,000 shares. Such stockholder approval was obtained on May 8, 2018. On November 28, 2018, the Company's board of directors approved, subject to stockholder approval, and recommended its stockholders approve at the 2019 annual meeting, an additional 2,500,000 authorized shares reserved for issuance under the Amended and Restated 2014 Plan to an aggregate of 7,800,000 shares. As of December 31, 2018, there were 74,094 shares available to grant under the Amended and Restated 2014 Plan, which did not include the additional share increase aforementioned and 1,013,375 Contingent Options granted.

On July 24, 2018, upon the recommendation by the Compensation Committee, the board of directors adopted the Evofem Biosciences, Inc. 2018 Inducement Equity Incentive Plan (the Inducement Plan), pursuant to which the Company reserved 250,000 shares for the issuance of equity awards under the Inducement Plan. The only persons eligible to receive awards under the Inducement Plan are individuals who satisfy the standards for inducement grant recipients under Nasdaq Marketplace Rule 5635(c)(4), generally, a person not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to the individual's entering into employment with the Company. As of December 31, 2018, there were 156,000 shares available to grant under the Inducement Plan.
The following table summarizes stock-based compensation expense related to stock options, RSAs and RSUs granted to employees and nonemployees included in the consolidated statements of operations as follows (in thousands):

	Years Ended December 31,
	2018	2017
Research and development	$3,193	$184
General and administrative	14,649	677
Total	$17,842	$861
Stock Options

The following table summarizes share option activity for the year ended December 31, 2018:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding as of December 31, 2017	160,248	$56.66	7.80	—
Granted (2)	5,570,675	$6.33
Assumed from Neothetics (3)	246,810	$14.31
Exercised	(6,173)	$6.78
Forfeited	(203,933)	$11.71
Outstanding as of December 31, 2018	5,767,627	$7.00	9.01	$3,211
Options exercisable as of December 31, 2018	3,034,283	$9.58	8.59	$342
Options vested and expected to vest as of December 31, 2018	5,767,627	$7.00	9.01	$3,211
_______________________
(1) As of December 31, 2017, the fair value of the Company’s common shares as determined by its board of directors was $0.31 per share.

(2) The number of shares granted included 1,013,375 shares of Contingent Options granted on November 28, 2018 out of the share reserve increase approved by the board of directors under the Amended and Restated 2014 Plan, and were subject to the Company obtaining the requisite stockholder approval at the 2019 annual meeting.
(3) The number of shares assumed from Neothetics represents outstanding stock options as of January 17, 2018 owned by Neothetics' employees in conjunction with the Merger.

The following table summarizes certain information regarding stock options for the years ended December 31, 2018 and 2017 (in thousands, except per share data):

	2018	2017
Weighted average grant date fair value per share of options granted during the period	$3.99	$32.34
Fair value per share of options vested during the period	$4.58	$35.52
Cash received from options exercised during the period	$42	$—
Intrinsic value of options exercised during the period	$12	$—

The Company recognized $14.7 million and $0.9 million stock-based compensation expense related to stock options for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, unrecognized stock-based compensation expense for employees and non-employee stock options was approximately $5.1 million, which the Company expects to recognize over a weighted-average remaining period of 2.2 years, assuming all unvested options become fully vested.
Summary of Assumptions
The fair value of stock-based compensation for stock options granted to employees and nonemployees was estimated on the date of grant using the BSM option-pricing model based on the following weighted-average assumptions for options granted for the periods indicated.

	Years Ended December 31,
	2018	2017
Expected volatility	87.0%	90.9%
Risk-free interest rate	2.9%	2.2%
Expected dividend yield	—%	—%
Expected term (years)	5.5	5.9
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
Restricted Stock Awards and Units
The following table summarizes RSAs and RSUs activity for the year ended December 31, 2018:

	Shares (RSAs)	Weighted Average Fair Value per Share	Shares (RSUs)	Weighted Average Fair Value per Share
Unvested as of December 31, 2017	122,149	$48.72	2,566	$48.72
Granted	1,230,399	$2.46	75,000	$2.46
Canceled	(122,149)	$48.72	(2,566)	$48.72
Released	(1,185,399)	$2.72	(75,000)	$2.46
Unvested as of December 31, 2018	45,000	$2.46	—	$—

In September 2016, under the 2012 Equity Incentive Plan, Private Evofem issued an aggregate of 122,149 shares of restricted stock to members of management (the Management RSAs) with vesting terms subject to the completion of an initial public offering (IPO) by Private Evofem. In October 2016, as previously described in Note 7 — Related-party Transactions, Private Evofem issued a restricted stock unit for the right to 2,566 shares of common stock to the chairman of the Company’s board of directors (the Chairman RSUs). Upon closing of the Merger, as more fully described in Note 1 – Description of Business and Basis of Presentation, the members of management and the chairman of the board of directors agreed to cancel their RSAs and RSUs. As a result, all 122,149 shares of unvested Management RSAs and 2,566 shares of unvested Chairman RSUs were canceled in January 2018, and there was no unrecognized stock-based compensation expense related to the canceled Management RSAs and Chairman RSUs.
On July 2, 2018, under the Amended and Restated 2014 Plan, the Company issued an aggregate of 1,230,399 shares of RSAs to its executive management team, of which 10,000 shares will vest based on certain performance conditions, 35,000 shares vested on October 16, 2018 and will vest on October 16, 2019, respectively, upon completion of the grantee's services for the Company, and the remaining 1,150,399 shares immediately vested on the grant date. The non-performance-based RSAs were valued at the fair value on the grant date and the associated expenses were fully recognized on the grant date. For the performance-based RSAs, (i) the fair value of the award was determined on the grant date, (ii) the Company assessed the probability of the individual milestone under the award being achieved and (iii) the fair value of the shares subject to the milestone is expensed over the implicit service period commencing once management believes the performance criteria is probable of being met.
On July 2, 2018, under the Amended and Restated 2014 Plan, the Company also issued 75,000 shares of RSUs to the chairman of the Company’s board of directors in consideration for certain consulting services provided to the Company in connection with the 2016 Consulting Agreement. The RSUs were fully vested on the grant date.
The Company recognized $3.2 million and zero stock-based compensation expense related to RSAs and RSUs for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, unrecognized stock-based compensation expense related to the unvested RSAs was approximately $0.1 million, which the Company expects to recognize over a weighted-average remaining period of 0.7 year.

Employee Stock Purchase Plan

In November 2014, Neothetics adopted the 2014 Employee Stock Purchase Plan (the ESPP), which enables eligible employees to purchase shares of its common stock using their after-tax payroll deductions of up to 15% of their eligible compensation, subject to certain restrictions.

The ESPP initially authorized the issuance of 28,333 shares of common stock pursuant to purchase rights granted to employees. The number of shares of common stock reserved for issuance automatically increased on January 1, 2015 and will continue to increase on each January 1 thereafter through January 1, 2024, by the smaller of (a) 1.0% of the total issued and outstanding shares on the preceding December 31, and (b) a number of shares determined by the board of directors of Neothetics. The ESPP is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended (the IRC).

The fair value of shares issued to employees under the ESPP is estimated using a BSM option-pricing model, which requires the use of subjective and complex assumptions, including (a) the expected stock price volatility, (b) the calculation of the expected term of the award, (c) the risk-free interest rate and (d) the expected dividend yield.

Following completion of the Merger, there was no enrollment in the ESPP. During the years ended December 31, 2018 and 2017, there were no shares of common stock purchased under the ESPP.

12.    Employee Benefits
The Company has a defined contribution 401(k) plan for all qualifying employees. Employees are eligible to participate in the plan beginning on the first day of the month following their three-month anniversary of employment. Under the terms of the plan, employees may make voluntary contributions as a percent of their compensation. The Company makes a safe-harbor contribution of three percent (3.0)% of each employee’s gross earnings, subject to Internal Revenue Service limitations. In the years ended December 31, 2018 and 2017, the Company made safe-harbor contributions of approximately $0.1 million for both periods.

13.    Income Taxes

The Company is subject to taxation in the U.S., United Kingdom and various states jurisdictions. Tax years since Neothetics and Private Evofem's inception of 2007 and 2009, respectively, remain open to examination by the major taxing jurisdictions to which they are subject to. The Company’s consolidated pretax loss for the years ended December 31, 2018 and 2017 were generated by domestic and foreign operations as follows (in thousands):

	2018	2017
United States	$(125,670)	$(105,222)
Foreign	(40)	(80)
Total	$(125,710)	$(105,302)
Income tax provision for the years ended December 31, 2018 and 2017 consisted of the following (in thousands):

	2018	2017
United States	$—	$—
State	(2)	(3)
Foreign	—	—
Total current tax provision	(2)	(3)
Total deferred tax provision	—	—
Total	$(2)	$(3)
The reconciliation between the Company’s effective tax rate on loss before income tax and the statutory tax rate for the years ended December 31, 2018 and 2017 was as follows:

	2018	2017
Statutory rate	21.00%	34.00%
State income tax, net of federal benefit	0.21%	(0.34)%
Nondeductible expenses	(0.56)%	(0.46)%
Equity-based expenses	(1.03)%	(2.93)%
Loss on issuance of warrants	(8.01)%	—%
Change in fair value of Series D 2X liquidation preference	(0.02)%	(19.75)%
Return to provision	0.03%	0.19%
Tax credits	1.60%	1.35%
Uncertain tax positions	(0.57)%	(0.34)%
Foreign rate differential	(0.01)%	(0.03)%
Rate adjustment	0.19%	(22.26)%
Change in valuation allowance	(12.83)%	10.57%
Effective tax rate	—%	—%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s net deferred tax assets arising from its taxable subsidiaries consisted of the following components as of December 31, 2018 and 2017 (in thousands):

	2018	2017
Deferred tax assets:
Net loss carryforwards	$53,933	$42,281
Fixed assets and intangibles	672	89
Research and development credits	5,948	3,808
Stock-based compensation	3,905	1,394
Other	747	846
Total deferred tax assets	65,205	48,418
Less: valuation allowance	(65,205)	(48,418)
Net deferred tax assets	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized. Generally, the ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on historical performance and future expectations, management has determined a valuation allowance is needed in respect to its ending deferred tax assets.
As of December 31, 2018, the Company had net operating loss (NOL) carryforwards for federal income tax purposes of approximately $227.9 million, which will begin to expire in 2029 if not utilized. As of December 31, 2018, the Company had NOL carryforwards in various states of approximately $106.7 million. The state carryforwards have varying expiration dates beginning in 2029. The Company has foreign NOLs of $0.6 million that do not expire.
As of December 31, 2018, the Company has federal and state R&D tax credit carryforwards of approximately $6.8 million and $1.5 million, respectively. As of December 31, 2017, the Company has federal and state R&D tax credit carryforwards of approximately $4.1 million and $1.2 million, respectively. The federal R&D tax credits begin to expire in 2031, unless utilized, and the state credits do not expire.
The following table summarized the activity related to the Company’s gross unrecognized tax benefits as of December 31, 2018 and 2017 (in thousands):

	2018	2017
Balance at the beginning of the year	$1,335	$970
Adjustments related to prior year tax positions	162	(5)
Increases related to current year tax positions	564	370
Decreases due to statute of limitation expiration	—	—
Balance at end of year	$2,061	$1,335
The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits, and uncertain income tax positions must meet a more likely than not recognition threshold to be recognized. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statements of operations. There were no accrued interest and penalties associated with unrecognized tax benefits as of December 31, 2018. The Company does not anticipate a significant change in its uncertain tax benefits over the next 12 months.
Management believes it is more likely than not that all significant tax positions taken to date would be sustained by the relevant taxing authorities. Furthermore, the Company has not recognized any tax benefits to date because the Company has established a full valuation allowance for its deferred tax assets due to uncertainties as to their ultimate realization.
Pursuant to IRC Sections 382 and 383, annual use of the Company’s NOLs and R&D credit carryforwards may be limited in the event a cumulative change in ownership of more than 50.0% occurs within a three-year period. The Company has not completed an IRC Section 382/383 analysis regarding the limitation of NOLs and R&D credit carryforwards; due to the complexity and cost associated with such a study and the fact that there may be additional such ownership changes in the future. The Company does not expect this analysis to be completed within the next 12 months and as a result, the Company does not expect the unrecognized tax benefits will change within 12 months of this reporting date. Due to the existence of the valuation allowances, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate. If the Company has experienced an ownership change at any time since its’s formation, utilization of the NOLs or R&D tax credit carryforwards would be subject to an annual limitation under Section 382 of the IRC, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOLs or R&D tax credit carryforwards before utilization.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act). The Tax Act makes broad and complex changes to the U.S. tax code, including but not limited to (i) reducing the U.S. federal tax rate from 35% to 21% as of January 1, 2018, (ii) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries, (iii) generally eliminating the U.S. federal income tax on dividends from foreign subsidiaries, (iv) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations, (v) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized, (vi) creating the base erosion anti-abuse tax, a new minimum tax, (vii) creating a new limitation on deductible interest expense, and (viii) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

As a result of the accounting implications of the Tax Act, the Company recorded a decrease related to its deferred tax assets of approximately $0.2 million and $18.4 million, with a corresponding net adjustment to the valuation allowance for the year ended December 31, 2018 and 2017, respectively.

14. Selected Quarterly Financial Data (unaudited)
The following table contains quarterly financial information for 2018 and 2017. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Year Ended December 31, 2018
Total operating expense	$20,986	$23,242	$18,433	$14,981
Other (income) expense	48,070	—	(2)	—
Net loss	(69,056)	(23,244)	(18,431)	(14,981)
Net loss attributable to common stockholders	(69,122)	(23,244)	(18,431)	(14,981)
Net loss per share attributable to common stockholders, basic and diluted	(4.62)	(1.11)	(0.71)	(0.58)
Year Ended December 31, 2017
Total operating expense	$4,913	$6,358	$9,070	$15,346
Other expense	353	154	64,961	4,147
Net loss	(5,269)	(6,512)	(74,031)	(19,493)
Net loss attributable to common stockholders	(6,157)	(7,409)	(75,085)	(20,671)
Net loss per share attributable to common stockholders, basic and diluted	(3.14)	(3.78)	(38.31)	(10.55)

15. Subsequent Events

Subsequent events were evaluated through the filing date of this Annual Report, March 1, 2019. On February 5, 2019, the Company entered into letter agreements (Repricing Letter Agreements) with certain holders (Holders) of issued and outstanding warrants (Warrants) to purchase the Company's common stock. The Repricing Letter Agreements offered the Holders the opportunity to exercise their Warrants for cash at reduced exercise prices equal to 80% of the closing price of the Company’s stock reported by the Nasdaq Capital Market on the respective dates of the Repricing Letter Agreements.

Upon execution of the Repricing Letter Agreements, Holders exercised their Warrants to purchase an aggregate 2,376,062 shares of common stock at an exercise price of $2.64 per share. The Company received gross proceeds of approximately $6.3 million from these exercises.

In addition, under the Repricing Letter Agreements the Company issued warrants to purchase up to 1,188,029 shares of the Company's common stock (Reload Warrants) to Holders at an exercise price of $5.20 per share, which is equal to 160% multiplied by the closing price as reported by the Nasdaq Capital Market on the issue date of February 8, 2019 of the Reload Warrants.

On February 25, 2019, the Compensation Committee, with the authorization of the Board of Directors, approved a total of
460,500 shares of performance-based RSAs to its executive management team and certain non-executive employees under the Amended and Restated 2014 Plan. The performance-based RSAs will vest in accordance with the Company's achievement of certain performance milestones in 2019.