Form 10-Q
period 2019-03-31
Evofem Biosciences, Inc.
filed 2019-05-07
CIK 1618835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________

FORM 10-Q
  ____________________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
 ____________________________________________________

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	EVFM	The Nasdaq Stock Market LLC (Nasdaq Capital Market)
The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of April 30, 2019 was 35,367,191.

FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q (Quarterly Report) contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements, other than statements of historical facts, contained in this Quarterly Report, including statements regarding our strategy, future operations, future financial position, projected costs, prospects, plans and objectives of management, are forward-looking statements. Words such as, but not limited to, “anticipate,” “aim,” “believe,” “contemplate,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “suggest,” “strategy,” “target,” “will,” “would,” and similar expressions or phrases, or the negative of those expressions or phrases, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on our projections of the future that are subject to known and unknown risks and uncertainties and other factors that may cause our actual results, level of activity, performance or achievements expressed or implied by these forward-looking statements, to differ. These forward-looking statements include, among other things, statements about:

•	our projected financial position and estimated cash burn rate;

•	our estimates regarding expenses, future revenues and capital requirements;

•	our ability to continue as a going concern;

•	our ability to raise additional capital to fund our operations;

•
our ability to obtain the necessary regulatory approvals to market and commercialize our lead Multipurpose Vaginal pH Regulator TM (MVP-R) product candidate, Amphora (L-lactic acid, citric acid, and potassium bitartrate) for prevention of pregnancy, prevention of urogenital transmission of chlamydia in women and prevention of urogenitaltransmission of gonorrhea in women, our MVP-R product candidate for reduction of recurrent bacterial vaginosis (BV), and any other product candidate we may seek to develop;

•	the success, cost and timing of our clinical trials;

•	our ability to obtain additional patent protection for our product candidates;

•	our dependence on third parties in the conduct of our clinical trials;

•
our ability to establish and develop sales, manufacturing and marketing capabilities or our ability to enter into agreements with third parties to manufacture or to market and sell any approved product candidates we may have;

•
the potential for changes to current regulatory mandates requiring health insurance plans to cover FDA-cleared or approved contraceptive products without cost sharing, our ability to obtain third-party payer coverage and adequate reimbursement, and our reliance on the willingness of patients to pay out-of-pocket absent full or partial third-party payer reimbursement;

•
the Second Closing of our Private Placement financing (each as defined and described in Note 12- Subsequent Events) may not occur and could adversely affect our business and the price of our common stock; and

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands, except par value and share data)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$184	$1,330
Restricted cash	416	431
Prepaid and other current assets	813	717
Total current assets	1,413	2,478
Property and equipment, net	527	593
Operating lease right-of-use assets	645	—
Other noncurrent assets	649	939
Total assets	$3,234	$4,010
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$11,933	$8,882
Note payable	4,010	4,010
Accrued expenses	11,646	11,513
Accrued compensation	3,724	2,924
Operating lease liabilities	772	—
Total current liabilities	32,085	27,329
Deferred rent	—	37
Total liabilities	32,085	27,366
Commitments and contingencies (Note 6)
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding
Stockholders’ deficit:
Common stock, $0.0001 par value; 300,000,000 shares authorized; 28,712,174 and 25,867,248 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively;	3	3
Additional paid-in capital	422,360	409,787
Accumulated deficit	(451,214)	(433,146)
Total stockholders’ deficit	(28,851)	(23,356)
Total liabilities and stockholders’ deficit	$3,234	$4,010

See accompanying notes to the condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Operating expenses:
Research and development	$7,889	$11,959
General and administrative	5,743	9,027
Total operating expenses	13,632	20,986
Loss from operations	(13,632)	(20,986)
Other income (expense):
Interest income	18	30
Other expense, net	(14)	(50)
Loss on issuance of warrants	—	(47,920)
Change in fair value of warrants	(4,440)	—
Change in fair value of Series D 2X liquidation preference	—	(130)
Total other expense, net	(4,436)	(48,070)
Loss before income tax	(18,068)	(69,056)
Net loss	(18,068)	(69,056)
Accretion of Series D redeemable convertible preferred stock dividends	—	(66)
Net loss attributable to common stockholders	$(18,068)	$(69,122)
Net loss per share attributable to common stockholders, basic and diluted	$(0.67)	$(4.62)
Weighted-average shares used to compute net loss attributable to common stockholders, basic and diluted	26,883,734	14,974,458
See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT For the Three Months Ended March 31, 2019 (Unaudited) (In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2018	25,867,248	$3	$409,787	$(433,146)	$(23,356)
Issuance of common stock upon cash exercise of warrants and issuance of Reload Warrants (see Note 10)	2,376,065	—	10,617	—	10,617
Restricted stock awards/units issued	470,500	—	—	—	—
Shares withheld to cover taxes related to vesting of restricted stock awards	(1,639)	—	(6)	—	(6)
Stock-based compensation	—	—	1,962	—	1,962
Net loss	—	—	—	(18,068)	(18,068)
Balance at March 31, 2019	28,712,174	$3	$422,360	$(451,214)	$(28,851)
See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
For the Three Months Ended March 31, 2018
(Unaudited)
(In thousands, except share data)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C-1 Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2017	12,618,279	$23,848	13,801,318	$43,616	8,558,686	$34,382	5,037,784	$19,469	80	$68,556	2,082,053	$—	$17,731	$(307,277)	$(289,546)
Conversion of convertible preferred stock into common stock, excluding Series D (see Note 8)	(12,618,279)	(23,848)	(13,801,318)	(43,616)	(8,558,686)	(34,382)	(5,037,784)	(19,469)	—	—	1,027,079	—	121,315	—	121,315
Cancellation of restricted stock awards (see Note 11)	—	—	—	—	—	—	—	—	—	—	(122,149)	—	—	—	—
Issuance of common stock upon cashless exercise of Invesco Warrants (see Note 10)	—	—	—	—	—	—	—	—	—	—	3,968,473	1	47,919	—	47,920
Accretion and payment of Series D dividends (see Note 8)	—	—	—	—	—	—	—	—	—	66	—	—	(66)	(157)	(223)
Conversion of Series D dividends and Series D (see Note 8)	—	—	—	—	—	—	—	—	(80)	(5,226)	6,878,989	1	5,225	—	5,226
Redemption of Series D 2X liquidation preference upon conversion of Series D (see Note 8)	—	—	—	—	—	—	—	—	—	—	—	—	80,000	—	80,000
Deemed contribution upon conversion of Series D (see Note 8)	—	—	—	—	—	—	—	—	—	(49,334)	—	—	49,334	—	49,334
Issuance of common stock and WIM Warrants (see Note 8)	—	—	—	—	—	—	—	—	—	(14,062)	3	—	14,062	—	14,062
Private placement of common stock (see Note 3)	—	—	—	—	—	—	—	—	—	—	1,614,289	—	20,000	—	20,000
Record pre-merger Neothetics' stockholders' equity and elimination of Neothetics' historical accumulated deficit (see Note 3)	—	—	—	—	—	—	—	—	—	—	2,308,430	—	1,946	—	1,946
Issuance of common stock - exercise of stock options	—	—	—	—	—	—	—	—	—	—	6,173	—	42	—	42
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	688	—	688
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(69,056)	(69,056)
Balance at March 31, 2018	—	$—	—	$—	—	$—	—	$—	—	$—	17,763,340	$2	$358,196	$(376,490)	$(18,292)
See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(18,068)	$(69,056)
Adjustments to reconcile net loss to net cash, cash equivalents and restricted cash used in operating activities:
Loss on issuance of warrants	—	47,920
Change in fair value of warrants	4,440	—
Change in fair value of Series D 2X liquidation preference	—	130
Stock-based compensation	1,962	688
Depreciation	66	65
Noncash lease expenses	157	—
Changes in operating assets and liabilities:
Prepaid and other assets	12	(574)
Accounts payable	2,887	3,964
Accrued expenses and other liabilities	252	390
Accrued compensation	800	(1,479)
Operating lease liabilities	(186)	—
Deferred rent, net of current portion	—	(186)
Net cash, cash equivalents and restricted cash used in operating activities	(7,678)	(18,138)
Cash flows from investing activities:
Proceeds from sale of Softcup line of business	250	250
Cash acquired in connection with the Merger	—	1,900
Net cash, cash equivalents and restricted cash provided by investing activities	250	2,150
Cash flows from financing activities:
Proceeds from issuance of common stock	6,273	20,000
Proceeds from issuance of common stock - exercise of stock options	—	42
Payment of cash dividends for Series D redeemable convertible preferred stock	—	(157)
Payments of tax withholdings related to vesting of restricted stock awards	(6)	—
Net cash, cash equivalents and restricted cash provided by financing activities	6,267	19,885
Net change in cash, cash equivalents and restricted cash	(1,161)	3,897
Cash, cash equivalents and restricted cash, beginning of period	1,761	1,701
Cash, cash equivalents and restricted cash, end of period	$600	$5,598
Supplemental disclosure of noncash investing and financing activities:
Operating right-of-use assets obtained in exchange for new operating lease liabilities	$802	$—
Net assets acquired in connection with the Merger	$—	$46
Deferred financing costs included in accounts payable and accrued expenses	$164	$392
Conversion of convertible preferred stock into common stock (excluding Series D)	$—	$121,315
Conversion of Series D redeemable convertible preferred stock into common stock	$—	$68,622
Redemption of Series D 2X liquidation preference upon conversion of Series D redeemable convertible preferred stock into common stock	$—	$80,000
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

Evofem Biosciences, Inc.’s operations include those of its wholly-owned subsidiaries, Evofem Biosciences Operations, Inc., a Delaware corporation, Evofem Inc. (Evofem Inc.), a Delaware corporation, Evofem North America, Inc., a Delaware corporation (ENA), Evofem Limited, LLC, a Delaware limited liability company and Evofem Ltd., a limited company registered in England and Wales and those of its partially owned subsidiary, Evolution Pharma, a Dutch limited partnership (EP) with 99% of the outstanding partnership interests held by Evofem Inc. and 1% of the outstanding partnership interests held by Evofem Limited, LLC. Evofem Limited, LLC and Evofem Ltd. are currently inactive.

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
Evofem’s lead MVP-R product candidate, Amphora® (L-lactic acid, citric acid, and potassium bitartrate), is a non-hormonal, on demand, woman-controlled vaginal gel. Its second single-arm Phase 3 trial for Amphora for prevention of pregnancy in approximately 1,400 women in the United States (AMPOWER) had the last patient exit the study in November 2018. The Company reported top-line data from AMPOWER in December 2018, which demonstrated a cumulative pregnancy rate of 14.0% over seven cycles of use (95% CI 10.0, 18.0) in the modified intention-to-treat population (referred to as “typical use”) which meets the pre-determined endpoint of this clinical trial. This corresponds to an 86.0% efficacy rate. Amphora is also currently being evaluated in a Phase 2b trial for the prevention of urogenital transmission of chlamydia and gonorrhea in women (AMPREVENCE). As of March 31, 2019, AMPREVENCE was 100% enrolled at approximately 50 study centers in the United States and its top-line data are expected in fall 2019.
Evofem’s pipeline also includes an MVP-R product candidate for reduction of recurrent BV.  The Company anticipates conducting a Phase 2 clinical trial for this indication, building on favorable Phase 1 trial results.

Basis of Presentation and Principles of Consolidation

Since Private Evofem was determined to be the accounting acquirer in connection with the Merger, it recorded Neothetics’ assets and liabilities at fair value as of the Closing Date. Therefore, for periods prior to the Merger, the condensed consolidated financial statements were prepared on a stand-alone basis for Private Evofem and did not include the combined entities' financial position. Subsequent to the Merger, the condensed consolidated financial statements as of and for the three months ended March 31, 2018 from the Closing Date included Neothetics' assets and liabilities.

The Company prepared the unaudited interim condensed consolidated financial statements included in this Quarterly Report in accordance with accounting principles generally accepted in the U.S. (GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC) related to quarterly reports on Form 10-Q.

The Company’s financial statements are presented on a consolidated basis, which include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim condensed consolidated financial statements do not include all information and disclosures required by GAAP for annual audited financial statements and should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2018 included in its Annual Report on Form 10-K as filed with the SEC on March 1, 2019 (the 2018 Audited Financial Statements).

The unaudited interim condensed consolidated financial statements included in this report have been prepared on the same basis as the Company's audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, cash flows, and statements of convertible preferred stock and stockholders' deficit for the periods presented. The results for the three months ended March 31, 2019 are not necessarily indicative of the results expected for the full year. The condensed consolidated balance sheet as of December 31, 2018 was derived from the 2018 Audited Financial Statements.
Immaterial Restatement

Subsequent to the issuance of the March 31, 2018 interim condensed consolidated financial statements, the Company identified an error in the previously reported amounts of par value of common stock and additional paid-in-capital as of December 31, 2017, which amounts were previously reported as $81,000 and $17.7 million, respectively, on the condensed consolidated balance sheet as of December 31, 2017, and on the condensed consolidated statements of convertible preferred stock and stockholders’ deficit, for the three month period ended March 31, 2018, included in the Company’s Form 10-Q. In addition, the number of common shares included in such condensed consolidated statements of convertible preferred stock and stockholders’ deficit were incorrectly presented as of December 31, 2017, and for share activity from January 1, 2018 to the merger consummation date of January 18, 2018. As a result, the Company has corrected the presentation of the amounts of par value of common stock and additional paid-in-capital as of December 31, 2017, and the number of common shares shown as of December 31, 2017 and for share activity from January 1, 2018 to January 18, 2018, to present such dollar and share amounts on a post-split basis, as shown below. This change is reflected in the condensed consolidated statement of convertible preferred stock and stockholders’ deficit for the three months ended March 31, 2018. Management has considered these errors from a qualitative and quantitative perspective and believes the impact of these errors is not material to the financial statements for the applicable periods.

The following table shows the restated number of common shares as of December 31, 2017 and for share activity for the three months ended March 31, 2018, and corresponding common stock par value and additional paid-in-capital as previously reported and as corrected.

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
The Company’s principal operations have been related to research and development (R&D), including development of Amphora as well as raising capital, recruiting personnel and establishing a corporate infrastructure. The Company has no revenues and, as such, has incurred operating losses and negative cash flows from operating activities since inception, and has negative working capital and a net capital deficiency at March 31, 2019. As described in Note 8- Convertible Preferred Stock, Note 9- Public Offering and Note 12- Subsequent Events, the Company received gross proceeds of approximately $6.3 million upon the exercise of warrants in February 2019, and net proceeds of approximately $27.5 million upon completion of the sale and issuance shares of common stock and a warrant to purchase common stock pursuant to a Securities Purchase Agreement with PDL BioPharma, Inc., a Delaware corporation (PDL BioPharma) in April 2019. As of March 31, 2019, the Company had cash and cash equivalents of $0.2 million, working capital deficit of $30.7 million and an accumulated deficit of $451.2 million.
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

The Company anticipates it will continue to incur net losses for the foreseeable future and incur additional costs associated with being a public company. R&D expenses are expected to decrease for the foreseeable future due to the completion of the clinical phase of confirmatory Phase 3 clinical trial for Amphora for prevention of pregnancy. According to management estimates, liquidity resources as of March 31, 2019 are not sufficient to maintain its planned level of operations for the 12 months from the date of issuance of the financial statements.

These circumstances and the uncertainties associated with the Company's ability to (i) obtain additional equity financing on terms that are favorable to Evofem, (ii) enter into collaborative agreements with strategic partners and (iii) succeed in its future operations raise substantial doubt about the Company's ability to continue as a going concern.

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

Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include, but not limited to, the discount rate used in estimating the fair value of the operating lease right-of-use assets and operating lease liabilities, the measurement of the Series D 2X liquidation preference, assumptions used in estimating the fair value of warrants issued, the useful lives of property and equipment, the recoverability of long-lived assets, preclinical and clinical trial accruals, assumptions used in estimating the fair value of stock-based compensation expense and other contingencies. The Company’s assumptions regarding the measurement of the Series D 2X liquidation preference and stock-based compensation are more fully described in Note 5 — Fair Value of Financial Instruments and Note 11 — Stock-based Compensation, respectively. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances and adjusts when facts and circumstances dictate. The estimates are the basis for making judgments about the carrying values of assets and liabilities and recorded expenses that are not readily apparent from other sources. As future events and their effects cannot be determined with precision, actual results may materially differ from those estimates or assumptions.
Segment Reporting
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, who is the Chief Executive Officer (CEO) of the Company, in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment.

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

Significant Accounting Policies

There have been no changes to the significant accounting policies that were described in Note 2 to the 2018 Audited Financial Statements during the first three months of fiscal year 2019, except the accounting policy for leases as disclosed below.

On January 1, 2019 (Adoption Date), the Company adopted Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (ASU No. 2016-02), as amended, using the modified retrospective approach, which provides a method for recording existing leases at adoption and does not require recasting comparative financial information. The Company also elected the package of practical expedients permitted under the transition guidance under ASU No. 2016-02, which among other things, allowed the Company to not reassess the lease classification for any existing leases, whether any expired or existing contracts are or contain leases and initial direct costs for any existing leases. The Company did not elect the hindsight practical expedient to determine the lease term for existing leases. In addition, the Company elected the additional transition method permitted under ASU No. 2018-11 (Leases (Topic 842): Targeted Improvements, under which the Company initially applied the new lease standard, Accounting Standards Codification (ASC) 842, at adoption and there was no cumulative-effect adjustment to the opening balance of retained earnings on January 1, 2019. For the comparative period presented in this Quarterly Report, lease related disclosures continue to be in accordance with the legacy GAAP, ASC 840.

The Company determines if an arrangement is a lease or implicitly contains a lease at inception based on the definition in accordance with ASC 842. Operating leases are included in operating lease right-of-use (ROU) assets and operating lease liabilities in its condensed consolidated balance sheets. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date or the Adoption Date for existing leases based on the present value of lease payments over the lease term using an estimated discount rate. As the Company's leases do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at commencement date or the Adoption Date in determining the present value of lease payments over a similar term. In determining the estimated incremental borrowing rate, the Company considered a rate obtained from its primary banker for discussion purposes of a potential collateralized loan with a term similar to the lease term, the Company's historical borrowing capability in the market, and the Company's costs incurred for underwriting discounts and financing costs in its previous equity financing. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease and non-lease components within a contract are generally accounted for separately.

Operating lease right-of-use assets and operating lease liabilities were $0.6 million and $0.8 million, respectively, at March 31, 2019. Adoption of the new standard did not materially impact the Company's condensed consolidated statement of operations and cash flows. See Note 6 - Commitments and Contingencies for more detail discussions on leases and financial statements information under ASC 842.

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of readily available cash in checking and money market accounts. Restricted cash consists of cash held in monthly time deposit accounts, which are collateral for the Company’s credit cards and facility leases.
The following table provides a reconciliation of cash, cash equivalents and restricted cash, reported within the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2019	2018
Cash and cash equivalents	$184	$5,029
Restricted cash	416	569
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows	$600	$5,598
Net Loss Per Share
Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, potentially dilutive securities are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and, therefore, basic and diluted net loss per share were the same for all periods presented. Potentially dilutive securities excluded from the calculation of diluted net loss per share are summarized in the table below. For the three months ended March 31, 2019, the shares in the table also included 1,013,375 shares of options granted out of the share reserve increase approved by the board of directors under the Amended and Restated 2014 Plan (as defined below) on November 28, 2018, and are subject to the Company obtaining the requisite stockholder approval (the Contingent Options) at the 2019 annual meeting to be held on June 5, 2019.

	Three Months Ended March 31,
	2019	2018
Unvested restricted common stock subject to repurchase	510,500	—
Options to purchase common stock	5,767,002	398,960
Warrants to purchase common stock	3,587,853	2,011,875
Total	9,865,355	2,410,835
Recently Adopted Accounting Pronouncements

The Company qualifies as an “emerging growth company” (EGC) pursuant to the provisions of the Jumpstart Our Business Startups (JOBS) Act and expects to continue to qualify as an EGC until December 31, 2019. Section 7(a)(2)(B) of the Securities Act of 1933, as amended, permits EGCs to defer compliance with new or revised accounting standards until non-issuers are required to comply with such standards. However, the Company elected not to take advantage of the extended transition period for implementation of new or revised financial accounting standards, and as a result, the Company will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.
As described above, on January 1, 2019, the Company adopted ASU No. 2016-02, as amended, applying the practical expedients as a package allowed under the transition guidance.
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

•	Converted 80 shares of Private Evofem’s Series D redeemable convertible preferred stock (Series D) into 6,878,989 shares of the Company's common stock, including:

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

•
The Company effected the Reverse Stock Split, and thus the Company adjusted common stock and additional paid-in capital associated with shares issued in connection with the Merger due to the 6:1 reverse stock split, which the Company has affected in the amounts described within this footnote;

•
The Company assumed options to purchase Private Evofem common stock that were outstanding and unexercised as of immediately prior to the Merger (the Private Evofem Plan Options). The Private Evofem Plan Options were converted into options to purchase 159,325 shares of the Company' common stock, as adjusted for the Exchange Ratio and Reverse Stock Split, at a weighted average price of $56.72; and

•	Sold 1,614,289 shares of the Company's common stock in a private placement for gross proceeds of $20.0 million.

4.    Balance Sheet Details
Prepaid and Other Current Assets
Prepaid and other current assets consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Flex note receivable (1)	$250	$250
Insurance	235	199
Clinical supplies	61	62
Rent	66	66
Deferred financing costs	68	—
Other receivable from related parties	3	11
Other	130	129
Total	$813	$717
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
Property and Equipment, Net
Property and equipment, net, consists of the following (in thousands):

	Useful Life	March 31, 2019	December 31, 2018
Research equipment	5 years	$639	$639
Computer equipment and software	3 years	13	13
Office furniture	5 years	205	205
Leasehold improvements	5 years or less	340	340
		1,197	1,197
Less: accumulated depreciation		(670)	(604)
Total, net		$527	$593
Depreciation expense was $66,000 and $65,000 for the three months ended March 31, 2019 and 2018, respectively.
Other Noncurrent Assets
Other noncurrent assets consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Flex note receivable, net of current portion	$250	$500
Prepaid Directors & Officers insurance	399	439
Total	$649	$939

Note Payable

On December 5, 2018, the Company entered into a promissory note (Note) with our clinical research organization (CRO) for AMPOWER, where the Company agreed to pay the CRO on invoiced amounts totaling approximately $4.0 million for clinical trial related services and had a due date of February 15, 2019. Any matured and unpaid amounts pursuant to this Note bear an annual interest rate of the lesser of 1% per month or the maximum amount permitted by the Laws of the State of Massachusetts.

In late February 2019, the Company amended the Note, which extended the due date to April 15, 2019. All other terms and conditions under the initial Note remained the same. In April 2019, the Company paid the Note in full.

Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Clinical studies	$9,414	$9,153
Sublicense fees payable to related parties	1,117	1,117
Accrued interest on unpaid sublicense fees payable to related parties	174	174
Legal and other professional fees	509	549
Accrued franchise tax	50	188
Deferred financing costs	130	127
Board of directors’ fees and related expenses	159	67
Other	93	138
Total	$11,646	$11,513

5.    Fair Value of Financial Instruments
The fair values of the Company’s assets, including the money market fund and Flex Note receivable, measured on a recurring basis are summarized in the following tables, as applicable (in thousands):

	March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund (1)	$14	$14	$—	$—
Flex note receivable	500	—	500	—
Total assets	514	14	500	—

	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund (1)	$154	$154	$—	$—
Flex note receivable	750	—	750	—
Total assets	904	154	750	—
_______________________
(1) Included as a component of cash and cash equivalents on the accompanying condensed consolidated balance sheet.

Series D 2X liquidation preference is stated at fair value and is considered a Level 3 input because the fair value measurement is based, in part, on significant inputs not observed in the market. The Company determined the fair value of Series D 2X liquidation preference as described below.
The following table summarizes the changes in Level 3 financial liabilities measured at fair value on a recurring basis for the three months ended March 31, 2018 (in thousands). There were no Level 3 financial assets or liabilities measured on a recurring basis for the three months ended March 31, 2019.

Series D 2X Liquidation Preference Liability
Balance at December 31, 2017	$79,870
Change in fair value of Series D 2X liquidation preference	130
Redemption of Series D 2X liquidation preference upon conversion of Series D	(80,000)
Balance at March 31, 2018	$—

Series D 2X Liquidation Preference
As described in Note 2 to the 2018 Audited Financial Statements, under the terms of the Series D issued, in a liquidation transaction Private Evofem’s Series D participated, prior and in preference to the other series of convertible preferred stock and common stock, at a rate of two times its initial investment, plus accrued and unpaid dividends (the Series D 2X Liquidation Preference). The Company determined the Series D 2X Liquidation Preference represented an embedded derivative, which required bifurcation and separate liability accounting and was initially recorded at fair value. See the Series D Redeemable Convertible Preferred Stock discussion in Note 8 — Convertible Preferred Stock for the terms of the Series D.
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
The change in fair value of the Series D 2X liquidation preference for the three months ended March 31, 2018 was $0.1 million. There was no such change for the three months ended March 31, 2019 as the Series D was converted into common stock in connection with the Merger.

6.    Commitments and Contingencies
Operating Leases
2015 Lease

Effective January 30, 2015, Private Evofem entered into a sublease for office space under a noncancelable lease agreement that expires in March 2020 (the 2015 Lease), which is the Company's primary office space. The sublease provides for two renewal periods of five years each, but the sub-lessor is not expected to renew its lease. In lieu of paying a security deposit directly to the sub-lessor, the Company maintains a time deposit in favor of the sub-lessor (the Deposit), which is included in restricted cash in the condensed consolidated balance sheets. During months 13 through 58 of the 2015 Lease term, subject to certain restrictions, approximately $5,000 of the Deposit may be released each month through November 2019 and approximately $66,000 of the Deposit may be released each month between December 2019 and March 2020. As of March 31, 2019 and December 31, 2018, restricted cash maintained as collateral for the Company’s Deposit was $0.3 million for both periods.
Concurrent with the execution of the 2015 Lease, Private Evofem entered into a sublease with WomanCare Global Trading, Inc. (WCGT) whereby WCGT agreed to sublease approximately 25% (subject to annual adjustment), as amended, of the Company’s primary office space aforementioned (the WCG Sublease). The Company remains the primary obligor under the WCG Sublease and records all sublease income as a reduction of rent expense in the condensed consolidated statements of operations. WCGT paid an initial security deposit of approximately $0.3 million (the WCG Security Deposit). Effective April 1, 2018, the WCG Sublease was reassigned from WCGT to WCG Cares, whereby WCG Cares agreed to pay the Company 20% of the overall lease payment under the 2015 Lease. All terms and conditions remain the same as the original WCG Sublease. The remaining WCG Security Deposit totaled approximately $0.2 million was repaid to WCGT in June 2018. The Company terminated the WCG Sublease in the fourth quarter of 2018. There were no sublease payments received pursuant to the WCG Sublease during the three months ended March 31, 2019 and 2018.

Leased Space
In August 2017, the Company entered into a manufacturing and supply agreement with an outside supplier for non-recoverable expenses incurred by the supplier during non-commercial periods for a term of one year from August 2017. This agreement was further renewed by both parties to cover the period from August 2018 to late 2019. Under the agreement, the supplier provides a dedicated packaging space for the Company with a fixed monthly cost. The Company determined that this dedicated space is accounted for as an operating lease under ASC 842 Leases.

Supplemental Financial Statements Information

Lease Assets and Liabilities (in thousands)	March 31, 2019
Operating right-of-use assets	$645
Operating lease liabilities	772

Lease Cost (in thousands)	Classification	March 31, 2019	March 31, 2018
Operating lease expense	Research and development	$82	$43
Operating lease expense	General and administrative	109	$115
Total		$191	$158

Lease Term and Discount Rate	March 31, 2019
Weighted average remaining lease term (in years)	0.98
Weighted average discount rate	12%

Maturity of Operating Lease Liabilities (in thousands)	March 31, 2019
Year ending December 31, 2019	$621
Year ending December 31, 2020	201
Total lease payments	822
Less: imputed interest	(50)
Total	$772

Maturity of Operating Lease Liabilities under the 2015 Lease (in thousands)	December 31, 2018
Year ending December 31, 2019	$777
Year ending December 31, 2020	201
Total	$978

Other information (in thousands)	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$213
Contingencies
From time to time the Company may be involved in various lawsuits, legal proceedings or claims that arise in the ordinary course of business. There were no claims or actions pending against the Company as of March 31, 2019 and December 31, 2018, which management believes would have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.
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
During the quarter ended March 31, 2019, the Sublicenses were cancelled, upon which, the unpaid sublicense fees ceased accruing interest and all accrued sublicense fees and interest expense were transferred and became payable to WCG Cares. As of March 31, 2019 and December 31, 2018, the Company had accrued sublicense fees and accrued interest expense on unpaid sublicense fees of approximately $1.1 million and $0.2 million, respectively, for both periods, which are included in the condensed consolidated balance sheets. See Note 7 – Related-party Transactions for a summary of the Company’s transactions with WCGCIC, WomanCare Global International, a non-profit organization registered in England and Wales (WCGI) and related entities, and WCG Cares.

7.    Related-party Transactions
Consulting Agreements
Effective April 1, 2016, Private Evofem entered into a one-year consulting agreement (the 2016 Consulting Agreement) with Thomas Lynch, the chairman of the Company’s board of directors. Pursuant to the 2016 Consulting Agreement, Mr. Lynch provides consulting services with respect to investor relations and business development activities as requested from time to time. Pursuant to the 2016 Consulting Agreement, Mr. Lynch (i) received compensation of approximately $0.4 million, including $0.1 million related to his board services, (ii) received a stock option for the purchase of 3,850 shares of common stock with an exercise price of $46.36 per share, which vest over a one-year period through March 1, 2017 and (iii) was issued a restricted stock unit (RSU) for the rights to 2,566 shares of common stock. Upon the closing of the Merger, Mr. Lynch agreed to cancel all of his unvested RSU received pursuant to the 2016 Consulting Agreement. See Restricted Stock Units discussion in Note 11 — Stock-based Compensation for the accounting treatment for Mr. Lynch’s RSU granted in 2016. On July 2, 2018, under the Amended and Restated 2014 Plan (as defined below), the Company issued 150,000 RSUs to Mr. Lynch in consideration for certain consulting services provided to the Company in connection with the 2016 Consulting Agreement. The RSUs were fully vested on the grant date.
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
Consulting fees incurred under the 2017 Consulting Agreements were approximately $70,000 for both the three months ended March 31, 2019 and 2018. On July 31, 2018, the Compensation Committee, with the authorization of the board of directors, approved a one-time, discretionary cash bonus award to Mr. Lynch in the amount of $50,000. As of March 31, 2019 and December 31, 2018, accrued compensation, excluding board fees, owed to Mr. Lynch was $0.1 million for both periods. The 2017 Consulting Agreement expired in accordance with its terms on March 31, 2019.
Effective April 1, 2019, the Company entered into a new two-year consulting agreement with Mr. Lynch (the 2019 Consulting Agreement). The 2019 Consulting Agreement provides for (i) annual compensation of $0.4 million, including $0.1 million related to Mr. Lynch’s board services, (ii) an annual grant of 150,000 RSUs, which shall vest quarterly over one year from April 1, 2019 and (iii) an annual bonus of up to 100% of Mr. Lynch’s annual consulting fees based upon the achievement of the Company’s corporate goals and objectives as determined by and subject to approval of the Board of Directors.
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

From 2011 to 2017, Ms. Pelletier served as a director of the board of WCGT, a WCGI subsidiary. As described in Note 6 — Commitments and Contingencies, (i) effective in February 2015, Private Evofem and WCGT, entered into a sublease for office space, which was terminated and reassigned to WCG Cares effective April 1, 2018, and (ii) in October 2015, (a) Private Evofem, through its wholly-owned subsidiaries, entered into two sublicense agreements whereby Private Evofem was responsible for paying $5.0 million in annual sublicense fees, net of amounts paid under the grant agreement during 2015, to WCGCIC, also a WCGI affiliate, and (b) the service and grant agreements were canceled.
Effective January 2016, Private Evofem and WCGI entered into a shared-services agreement (the SSA), which replaced the prior service agreement. Under the terms of the SSA, Private Evofem and WCGI cross charge the other company’s services provided by each entity on behalf of the other. The SSA also allows for netting of due to and due from shared-services fees. Services provided under the SSA on behalf of WCGI totaled approximately $0.1 million for the three months ended March 31, 2018, and were immaterial for the three months ended March 31, 2019. As of March 31, 2019 and December 31, 2018, net shared-services due to the Company were immaterial for both periods.
The following table summarizes receivables, payables, payments and expenses related to the Company’s transactions with WCGI related entities as of and for the three months ended March 31, 2018 (in thousands). Such amounts were immaterial as of and for the three months ended March 31, 2019, and all accrued sublicense fees and interest expense related to the Sublicenses as of December 31, 2018 became payable to WCG Cares during the quarter ended March 31, 2019.

2018
Receivables	$109
Payables	$2,107
Payments	$—
Expenses	$31
Transactions with WCG Cares
In 2013, WCG Cares, a 501(c)(3) nonprofit organization was incorporated under the laws of the State of California. Its primary purpose is to directly engage in and/or fund the development and implementation of programs that promote reproductive health, education, research and increased access to high-quality, innovative and affordable reproductive healthcare and healthcare products around the world. Ms. Pelletier served as the CEO and President of WCG Cares from 2013 to November 2017. She became a member of its board in November 2017 and served as chair of its board of directors from November 2017 to May 2018. Additionally, Mr. Justin J. File served as WCG Cares' Chief Financial Officer from November 2017 to May 2018. Since November 2017, Dr. Kelly Culwell has served as WCG Cares' Chief Medical Officer. Dr. Culwell also became a director of its board in January 2019 with a term of three years until December 31, 2021. See shared-services agreement discussion below.

The Company agreed to be a corporate sponsor of WCG Cares’ U.S. education campaign, the Tryst Network, which officially launched in February 2018. The Company paid WCG Cares a one-time payment of $0.3 million in March 2018 in connection with this corporate sponsorship of the Tryst Network. During the second quarter of 2018, the Company ceased its corporate sponsorship of the Tryst Network.

In March 2018, the Company and WCG Cares entered into a shared-services agreement (the Cares Shared Services Agreement). Under the terms of the Cares Shared Services Agreement, the Company and WCG Cares cross charge services provided by each entity (or its subsidiaries) on behalf of the other. The Cares Shared Services Agreement also allows for netting of due to and due from shared-services fees. As of March 31, 2019 and December 31, 2018, net shared-services due to the Company were immaterial for both periods.
The following table summarizes receivables, payables, payments and expenses related to the Company’s transactions with WCG Cares as of and for the three months ended March 31, 2019 and 2018, respectively (in thousands).

	2019	2018
Receivables	$2	$27
Payables	$1,291	$155
Payments	$—	$300
Operating expense	$—	$280

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

8.    Convertible Preferred Stock
Immediately prior to the Merger, as described in Note 1- Description of Business and Basis of Presentation, each share of Private Evofem’s capital stock (other than Private Evofem’s Series D), including its Series A convertible preferred stock, Series B convertible preferred stock, Series C-1 convertible preferred stock and Series C convertible preferred stock was converted into shares of the Company's common stock on a one-for-one basis effecting the Exchange Ratio and the Reverse Stock Split for an aggregate of 1,027,079 shares. In addition, each share of Private Evofem’s Series D was converted into approximately 85,987 shares of the Company’s common stock for an aggregate of 6,878,989 shares. As of March 31, 2019 and December 31, 2018, no shares of convertible preferred stock were issued and outstanding.
Dividends on the Series D were payable (i) upon conversion, (ii) redemption or (iii) liquidation. As such, although the Company’s board of directors had not declared dividends, the Company accrued dividends on the Series D. Upon closing of the Merger, the Company paid cash dividends of $0.2 million for the accrued dividends only for the period of January 6, 2018 to the Closing Date and the accrued and unpaid dividends of $5.2 million as of December 31, 2017 were reclassified to additional paid-in capital upon conversion of 80 shares of Series D into common stock.
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

Warrant Rights

Upon completion of the Merger, Private Evofem’s Series D Warrant Rights were assumed by the Company and exchanged for an aggregate of three shares of the Company's common stock and the WIM Warrants to purchase up to 2,000,000 shares of the Company's common stock. The shares of common stock issued in connection with the WIM Warrants may not be transferred separately from the WIM Warrants. The WIM Warrants became exercisable on January 17, 2019 and remain exercisable until the earlier of January 18, 2022 or immediately prior to the completion of an acceleration event, as defined therein, and have an exercise price of $8.35 per share.

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

On February 5, 2019, the Company entered into letter agreements (the Repricing Letter Agreements) with WIM and certain other holders of outstanding warrants to purchase common stock of the Company. Upon execution of the Repricing Letter Agregments, investment funds affiliated with WIM exercised certain WIM Warrants to purchase an aggregate of 1,525,000 shares of common stock at a reduced exercise price of $2.64 per share. The Company determined that the incremental fair value as a result of the modification to these WIM Warrants from change of the exercise price was approximately $1.4 million, which was recorded as change in fair value of warrants in the condensed consolidated statement of operations.

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
Per the terms of the Repricing Letter Agreements, WIM and other holders of common warrants issued in the Offering exercised their common warrants to purchase an aggregate of 851,062 shares of common stock at a reduced exercise price of $2.64 per share. The Company determined that the incremental fair value as a result of the modification to these common warrants issued in the Offering from change of the exercise price was $0.5 million, which was recorded as change in fair value of warrants in the condensed consolidated statement of operations.

10.    Stockholders' Deficit

Warrants

As referenced in Note 8- Convertible Preferred Stock and Note 9- Public Offering, warrants to purchase an aggregate of 2,376,062 shares of common stock were exercised at an exercise price of $2.64 per share per the Repricing Letter Agreements. The Company received gross proceeds of approximately $6.3 million from these exercises.

On February 8, 2019 and per the terms of the Repricing Letter Agreements, the Company issued warrants to purchase up to 1,188,029 shares of the Company's common stock (Reload Warrants) to the holders party to the Repricing Letter Agreements. The Reload Warrants have an exercise price of $5.20 per share. The Company determined the Reload Warrants are free standing financial instruments and equity classified in accordance with ASC 480— Distinguish Liabilities from Equity. Since these Reload Warrants were issued in addition to the reduced exercise price to induce Holders of WIM Warrants and common warrants to exercise their warrants, the Company determined the fair value of the Reload Warrants was also the incremental fair value as a result of the modification to the WIM warrants and common warrants exercised. To determine the fair value of the Reload Warrants, the Company utilized the BSM option-pricing model, which resulted in an estimated fair value of the Reload Warrants of $2.5 million, which was recorded as additional paid-in capital in the condensed consolidated balance sheet, and change in fair value of warrants in the condensed consolidated statement of operations.

As of March 31, 2019, warrants to purchase approximately 3,587,853 shares of the Company's common stock remain outstanding at a weighted average exercise price of $4.68 per share. These warrants include:

•
WIM Warrants to purchase up to 475,000 shares of common stock as described in Note 8- Convertible Preferred Stock, which became exercisable on January 17, 2019 and shall remain exercisable for three years unless there is a completion of an acceleration event as defined by the WIM Warrants agreements;

•
Warrants to purchase 11,875 shares of common stock that were issued prior to the Merger, which were exercisable as of March 31, 2019 and shall remain exercisable until 2020 (2,020 shares), 2022 (2,049 shares) and 2024 (7,806 shares);

•
Pre-funded warrants to purchase 1,063,829 shares of common stock issued in the Offering as described in Note 9- Public Offering, which became exercisable on May 24, 2018 and will remain exercisable until shares are exercised;

•	Common warrants to purchase 848,938 shares of common stock issued in the Offering, which were exercisable on May 24, 2018 and shall remain exercisable for seven years;

•
Common warrants to purchase approximately 182 shares of common stock issued upon exercise of the underwriter's overallotment option, which became exercisable on June 26, 2018 and will remain exercisable for seven years; and

•
Reload Warrants issued to purchase up to 1,188,029 shares of common stock at an exercise price of $5.20 per share, which became exercisable on February 8, 2019 and will remain exercisable for seven years.

Common Stock
Effective January 17, 2018 and in connection with the Merger, the Company amended and restated its certificate of incorporation, under which the Company is currently authorized to issue up to 300,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of preferred stock, $0.0001 par value per share.
On February 5, 2019, the Company issued 2,376,062 shares of common stock upon the exercise of outstanding warrants in connection with the Repricing Letter Agreements. On February 8, 2019, the Company issued 3 shares of common stock to each of the investment funds affiliated with WIM in connection with the issuance of Reload Warrants. These shares issued to funds affiliated with WIM may not be transferred separately from the Reload Warrants issued to WIM. On February 25, 2019, the Company issued 470,500 shares of restricted stock pursuant to the Amended and Restated 2014 Plan (as defined below) and are further discussed in Note 11 - Stock-based Compensation.
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance is as follows in common equivalent shares as of March 31, 2019:

Common stock issuable upon the exercise of stock options outstanding	5,767,002
Common stock issuable upon the exercise of common stock warrants	3,587,853
Common stock available for future issuance under the 2014 ESPP	377,497
Common stock available for future issuance under the Amended and Restated 2014 Plan	640,547
Total common stock reserved for future issuance	10,372,899

11. Stock-based Compensation

Equity Incentive Plans
The following table summarizes stock-based compensation expense related to stock options, restricted stock awards (RSAs) and RSUs granted to employees and non-employee directors included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$288	$230
General and administrative	1,674	458
Total	$1,962	$688
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

On September 15, 2014, Neothetics' board of directors adopted, and stockholders approved, the 2014 Equity Incentive Plan (the 2014 Plan). In May 2018, the Company's board of directors adopted, and stockholders approved, the amendment and restatement of the 2014 Plan of the Company (the Amended and Restated 2014 Plan), that, among other things, would increase the number of authorized shares under the 2014 Plan from 749,305 to an aggregate of 5,300,000 shares. On November 28, 2018, the Company's board of directors approved, subject to stockholder approval, and recommended its stockholders approve at the 2019 annual meeting, an additional 2,500,000 authorized shares reserved for issuance under the Amended and Restated 2014 Plan to an aggregate of 7,800,000 shares. In addition, per the terms of the Amended and Restated 2014 Plan, the shares reserved will automatically increase on each January 1 through 2024, by an amount equal to the smaller of (1) 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31; or (2) an amount determined by our Board of Directors. This provision resulted in an additional 1,034,689 shares added to the total number of authorized shares on January 1, 2019. As of March 31, 2019, there were 640,547 shares available to grant under the Amended and Restated 2014 Plan, which does not include the aforementioned 2,500,000 share increase and the 1,013,375 shares of Contingent Options.

On July 24, 2018, upon the recommendation by the Compensation Committee, the board of directors adopted the Evofem Biosciences, Inc. 2018 Inducement Equity Incentive Plan (the Inducement Plan), pursuant to which the Company reserved 250,000 shares for the issuance of equity awards under the Inducement Plan. The only persons eligible to receive awards under the Inducement Plan are individuals who satisfy the standards for inducement grant recipients under Nasdaq Marketplace Rule 5635(c)(4), generally, a person not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to the individual's entering into employment with the Company. As of March 31, 2019, there were 156,000 shares available to grant under the Inducement Plan.

Stock Options

There were 59,000 and 3,136,030 shares of stock options granted during the three months ended March 31, 2019 and 2018, respectively. The stock options granted during the three months ended March 2018 were granted out of the share reserve increase approved by the board of directors under the Amended and Restated 2014 Plan on March 11, 2018, and were subject to the Company obtaining the requisite stockholder approval that was obtained on May 8, 2018.

As of March 31, 2019, unrecognized stock-based compensation expense for employees and non-employee stock options was approximately $3.7 million, which the Company expects to recognize over a weighted-average remaining period of 2.3 years, assuming all unvested options become fully vested.
Summary of Assumptions
The fair value of stock-based compensation for stock options granted to employees and non-employees was estimated on the date of grant using the BSM option pricing model based on the following weighted-average assumptions for options granted for the periods indicated. No fair value of stock-based compensation was estimated for the stock options granted during the three months ended March 31, 2018 in accordance with ASC 718 — Compensation — Stock Compensation due to their contingent nature when they were granted.

Three Months Ended March 31, 2019
Expected volatility	76.4%
Risk-free interest rate	2.5%
Expected dividend yield	—%
Expected term (years)	6.0
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
Restricted Stock Awards and Units
In September 2016, under the 2012 Equity Incentive Plan, Private Evofem issued an aggregate of 122,149 shares of restricted stock to members of management (the Management RSAs) with vesting terms subject to the completion of an initial public offering (IPO) by Private Evofem. In October 2016, as previously described in Note 7 — Related-party Transactions, Private Evofem issued an RSU for the right to 2,566 shares of common stock to the chairman of the Company’s board of directors (the Chairman RSUs). Upon closing of the Merger, as described in Note 1 – Description of Business and Basis of Presentation, the members of management and the chairman of the board of directors agreed to cancel their RSAs and RSUs. As a result, all 122,149 shares of unvested Management RSAs and 2,566 shares of unvested Chairman RSUs were canceled in January 2018, and there was no unrecognized stock-based compensation expense related to the canceled Management RSAs and Chairman RSUs.
On February 25, 2019, under the Amended and Restated 2014 Plan, the Company issued an aggregate of 470,500 RSAs to its executive management team and certain non-executive employees, of which 460,500 shares will vest in accordance with the Company's achievement of certain performance milestones in 2019, and the remaining 10,000 shares will vest in full one year from the grant date. For the performance-based RSAs, (i) the fair value of the award was determined on the grant date, (ii) the Company assessed the probability of the individual milestone under the award being achieved and (iii) the fair value of the shares subject to the milestone is expensed over the implicit service period commencing once management believes the performance criteria is probable of being met. The non-performance based RSAs were valued at the fair value on the grant date and the associated expenses will be recognized over the vesting period.
The Company recognized $0.5 million stock-based compensation expense during the three months ended March 31, 2019 for the RSAs. As of March 31, 2019, unrecognized stock-based compensation expense related to the unvested RSAs was approximately $1.4 million, which the Company expects to recognize over a weighted-average remaining period of 0.4 year.
On April 1, 2019, under the Amended and Restated 2014 Plan, the Company issued 150,000 RSUs to the chairman of the Company’s board of directors in consideration for certain consulting services provided to the Company in connection with the 2019 Consulting Agreement. The RSUs will vest quarterly over one year from the grant date.

Employee Stock Purchase Plan

In November 2014, Neothetics adopted the 2014 Employee Stock Purchase Plan (the ESPP), which enables eligible employees to purchase shares of its common stock using their after-tax payroll deductions of up to 15% of their eligible compensation, subject to certain restrictions.

The ESPP initially authorized the issuance of 28,333 shares of common stock pursuant to purchase rights granted to employees. The number of shares of common stock reserved for issuance automatically increased on January 1, 2015 and will continue to increase on each January 1 thereafter through January 1, 2024, by the smaller of (a) 1.0% of the total issued and outstanding shares on the preceding December 31, or (b) a number of shares determined by the board of directors of Neothetics.

The ESPP is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended (the Code). Therefore, an additional 258,672 shares were added to the total shares authorized under the ESPP. As of March 31, 2019, there were 377,497 shares available for issuance under the ESPP.

The fair value of shares issued to employees under the ESPP is estimated using a BSM option-pricing model, which requires the use of subjective and complex assumptions, including (a) the expected stock price volatility, (b) the calculation of the expected term of the award, (c) the risk-free interest rate and (d) the expected dividend yield.

Following completion of the Merger, there was no enrollment in the ESPP. During the three months ended March 31, 2019 and 2018, there were no shares of common stock purchased under the ESPP.

12. Subsequent Events

Subsequent events were evaluated through the filing date of this Quarterly Report, May 7, 2019.

On April 10, 2019, the Company entered into a Securities Purchase Agreement (the Securities Purchase Agreement) with PDL BioPharma, funds discretionally managed by Invesco Ltd. (Invesco) and funds managed by WIM (collectively, the Purchasers), pursuant to which the Company may issue and sell an aggregate of up to $80 million of the Company’s common stock, par value $0.0001 per share (the Shares) and warrants to purchase shares of common stock (collectively, the Securities) in a private placement (the Private Placement).

The Private Placement will occur in two closings. The first closing was completed on April 11, 2019 (the First Closing), pursuant to which the Company issued and sold to PDL BioPharma 6,666,667 shares of its common stock and warrants to purchase up to 1,666,667 shares of common stock for an aggregate purchase price of $30 million (the First Closing Securities), representing a purchase price of $4.50 per share of common stock. The warrants have an exercise price of $6.38 per share, a seven year term and will become exercisable at any time on or after the date that is six (6) months following their respective issuance dates.

Until June 10, 2019, the Purchasers have the right, but not the obligation, to purchase 11,111,111 additional shares of common stock and warrants to purchase up to an additional 2,777,779 shares of common stock for an aggregate purchase price of $50 million in a second closing (the Second Closing). The purchase price per share and warrant exercise price per share for securities sold in the Second Closing will be the same as those sold in the First Closing. If a Purchaser elects not to participate in the Second Closing, the other Purchasers will have a right to purchase the non-participating Purchaser’s portion as further described in the Securities Purchase Agreement. The Second Closing is subject to customary conditions and to stockholder approval. The Company filed a proxy statement with the SEC for its 2019 Annual Meeting of Stockholders, pursuant to which it is seeking, among other things, stockholder approval of the issuance of the Securities pursuant to the Securities Purchase Agreement as required by Nasdaq Listing Rule 5635(b).

Upon completion of the First and Second Closing, the Company expects to receive net proceeds of approximately $27.5 million and $47.2 million, respectively, and to use these net proceeds for clinical research and development purposes, including resubmission of the New Drug Application (NDA) with the FDA and pre-commercialization activities, and for general corporate purposes. Upon completion of the First Closing, the Company paid $1.8 million in advisory fees to financial advisors in connection with the First Closing and expects to pay approximately $2.8 million in advisory fees to financial advisors upon completion of the Second Closing.

Upon and subject to the completion of the Second Closing, the previously issued WIM Warrants and Reload Warrants to purchase up to 475,000 shares and 1,188,029 shares of common stock, respectively, will be canceled.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the corresponding notes included elsewhere in this Quarterly Report. For additional context with which to understand our financial condition and results of operations, see the audited consolidated financial statements and accompanying notes contained therein as of December 31, 2018 and 2017 and related notes in our Current Report on Form 10-K as filed with the SEC on March 1, 2019 (the 2018 Audited Financial Statements). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 1, 2019. Unless otherwise defined in this section, the defined terms in this section have the meanings set forth in the 2018 Audited Financial Statements.

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
Our second Phase 3 clinical trial for Amphora for prevention of pregnancy was an open-label, single-arm trial in approximately 1,400 women in the United States. We refer to this trial as AMPOWER. The last patient for AMPOWER exited the study in November 2018. We reported top-line data from AMPOWER in December 2018, which demonstrated a cumulative pregnancy rate of 14.0% over seven cycles of use (95% CI 10.0, 18.0) in the modified intention-to-treat population (referred to as “typical use”) which meets the pre-determined endpoint of this clinical trial. This corresponds to an 86.0% efficacy rate. We plan to resubmit the New Drug Application (NDA) for AMPOWER to the United States Food and Drug Administration (FDA) in the second half of 2019. Subject to acceptance and timely approval of the NDA by the FDA, we plan to commercialize Amphora in 2020.
We are also conducting a Phase 2b clinical trial of Amphora for the prevention of urogenital transmission of chlamydia (primary endpoint) and gonorrhea (secondary endpoint) in women. We refer to this trial as AMPREVENCE. The primary endpoint of AMPREVENCE is 40% reduction in the incidence of chlamydia in women treated with Amphora versus placebo. As of March 31, 2019, AMPREVENCE was 100% enrolled at approximately 50 study centers in the United States and its top-line data are expected in fall 2019. We envision our STI program as developing label expansion opportunities to further differentiate Amphora from other currently approved birth control products.
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

•	Recorded $20.0 million in proceeds from the sale of 1,614,289 shares of our common stock in a private placement completed immediately after the closing of the Merger.
We historically have funded our operations primarily through sales of our common stock, convertible preferred stock, related-party advances and a note payable from Cosmederm Biosciences, Inc., a prior related party.

Private Placement

As described in Note 12- Subsequent Events, on April 10, 2019, we entered into the Securities Purchase Agreement with PDL BioPharma, Inc., a Delaware corporation (PDL BioPharma), funds discretionally managed by Invesco and funds managed by WIM (collectively, the Purchasers), pursuant to which we may issue and sell an aggregate of up to $80 million of our common stock, par value $0.0001 per share and warrants to purchase shares of common stock in a private placement (the Private Placement).

On April 11, 2019, the first closing was completed, pursuant to which we issued and sold to PDL BioPharma 6,666,667 shares of our common stock and warrants to purchase up to 1,666,667 shares of common stock for an aggregate purchase price of $30 million, representing a purchase price of $4.50 per share of common stock. The warrants have an exercise price of $6.38 per share.

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

We expense internal and third-party research and development costs as incurred. The following table summarizes research and development expenses by product candidate (in thousands):

	Three Months Ended March 31,
	2019	2018
Allocated third-party development expenses:
Amphora for prevention of pregnancy	$2,121	$9,484
Chlamydia/gonorrhea	3,547	534
Bacterial vaginosis	—	211
Total allocated third-party development expenses	5,668	10,229
Unallocated internal research and development expenses:
Stock-based compensation expenses	288	230
Payroll related expenses	873	858
Other	1,060	642
Total unallocated internal research and development expenses	2,221	1,730
Total research and development expenses	$7,889	$11,959

Completion dates and costs for our clinical development programs can vary significantly for each current and any future product candidate and are difficult to predict. We anticipate we will make determinations as to which programs and product candidates to pursue as well as the most appropriate funding allocations for each program and product candidate on an ongoing basis in response to the results of ongoing and future clinical trials, regulatory developments, and our ongoing assessments as to each current or future product candidates’ commercial potential. With the completion of the clinical phase of AMPOWER, we expect our research and development expenses to decrease in 2019. We will need to raise substantial additional capital in the future to complete clinical development for our current and future product candidates.
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
We expect our general and administrative expenses to increase, specifically sales and marketing expenses, as we hire additional personnel to support the growth of our business and various pre-commercialization activities in early preparation of the potential launch of Amphora in 2020, if approved, and as a result of being a publicly-traded company.

Other Income (Expense)

Other income (expense) consists primarily of loss on issuance of warrants, the change in fair value of warrants, and the change in fair value of the Series D 2X liquidation preference, which for each share of Series D is equal to two times the issuance price per share of Series D, plus accrued and unpaid dividends, and became payable upon the closing of the Merger in January 2018.

Loss on issuance of warrants was recognized upon issuance of warrants to investors as they were determined as free-standing equity-classified financial instruments. The change in fair value of warrants was recognized as a result of the modifications to the warrants from change of the exercise price.

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

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018 (in thousands):

Research and development expenses

	Three Months Ended March 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
Research and development	$7,889	$11,959	$(4,070)	(34)%

The overall decrease in research and development expenses was due to a $7.5 million decrease in clinical trial costs primarily related to our second Phase 3 clinical trial for AMPOWER, which completed its clinical phase in December 2018, and was partially offset by a $3.0 million increase in clinical trial costs related to AMPREVENCE, which completed its enrollment in March 2019. This net aggregate decrease in clinical trial costs was offset by a $0.2 million increase in costs incurred for outside services associated with the NDA submission preparation and pre-commercialization activities.

General and administrative expenses

	Three Months Ended March 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
General and administrative	$5,743	$9,027	$(3,284)	(36)%

The overall decrease in general and administrative expenses was primarily due to a $3.7 million decrease in professional services and personnel costs attributable to the one-time costs associated with the Merger, a $0.4 million decrease in outside services associated with recruiting and consulting services, and a non-recurring cost of $0.3 million incurred as part of our corporate sponsorship of the Tryst Network during the three months ended March 31, 2018. These decreases were partially offset by a $1.2 million increase in noncash stock-based compensation recognized in the current period mainly associated with the stock-based awards granted during the first quarter of 2018, for which no stock-based compensation was recognized during the prior year quarter due to their contingent nature at grant, in addition to the stock-based awards granted subsequent to March 31, 2018.

Loss on issuance of warrants
Change in fair value of warrants
Change in fair value of Series D 2X liquidation preference

	Three Months Ended March 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
Loss on issuance of warrants	$—	$(47,920)	$(47,920)	(100)%
Change in fair value of warrants	$(4,440)	$—	$4,440	100%
Change in fair value of Series D 2X liquidation preference	$—	$(130)	$130	(100)%

As described in Note 10- Stockholders' Deficit, the loss on issuance of warrants for the three months ended March 31, 2018 was related to the Invesco Warrants issued immediately prior to the Closing Date of the Merger. No such loss was recorded for the three months ended March 31, 2019.

As described in Note 8- Convertible Preferred Stock, Note 9- Public Offering and Note 10- Stockholders' Deficit, there were an aggregate of 2,376,065 shares of common stock issued upon exercise of warrants at a reduced exercise price and issuance of 1,188,029 shares of Reload Warrants in February 2019. The Company determined that the reduction in exercise price and issuance of Reload Warrants to induce the exercise resulted in a modification to the initial warrants terms, which resulted in the recognition of approximately $4.4 million incremental fair value.

As described in Note 3- Merger and Related Transactions, we converted all 80 shares issued and outstanding Series D into the Company' common stock in January 2018 and recognized a change in fair value of the Series D 2X liquidation preference upon a final valuation during the three months ended March 31, 2018. Therefore, there was no such change in fair value for the three months ended March 31, 2019.

Liquidity and Capital Resources

Overview

We have incurred losses and negative cash flows from operating activities since inception. In February 2019, we received gross proceeds of approximately $6.3 million from the exercise of warrants to purchase 2,376,062 shares of the Company's common stock held by certain shareholders at an exercise price of $2.64 per share. As of March 31, 2019 and December 31, 2018, we had $0.2 million and $1.3 million in cash and cash equivalents, a working capital deficit of $30.7 million and $24.9 million and an accumulated deficit of $451.2 million and $433.1 million, respectively.

In April 2019, we received net proceeds of approximately $27.5 million upon completion of the First Closing of the Private Placement. See Note 12 - Subsequent Events to the financial statements included in this Quarterly Report for details.

We anticipate we will continue to incur net losses for the foreseeable future and incur additional costs associated with being a public company. We expect research and development expenses to decrease in 2019 compared to 2018 as the last patient for the second Phase 3 clinical trial of Amphora for prevention of pregnancy exited the study in late 2018. We expect general and administrative expenses to increase in 2019, specifically sales and marketing expenses, as we hire additional personnel to support the growth of our business and various pre-commercialization activities in early preparation of potential launch of Amphora in 2020, if approved. According to management estimates, liquidity resources as of March 31, 2019 are not sufficient to maintain our planned level of operations for the next 12 months. In addition, the uncertainties associated with our ability to (i) obtain additional equity financing on terms that are favorable to us, (ii) enter into collaborative agreements with strategic partners and (iii) succeed in our future operations, raise substantial doubt about our ability to continue as a going concern.

The opinion of our independent registered public accounting firm on our audited financial statements as of and for the years ended December 31, 2018 and 2017 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. Our unaudited condensed consolidated financial statements as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 appearing in this Quarterly Report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue our operations.
If we are not able to obtain the required funding in the near term, through equity financings or other means, or are notable to obtain funding on terms favorable to us, these circumstances will have a material adverse effect on our operations and strategic development plan for future growth. If we cannot successfully raise additional funding and implement our strategic development plan, we may be forced to make reductions in spending, suspend or terminate development programs, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these could materially and adversely affect our liquidity, financial condition and business prospects and we would not be able to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements.

Promissory Note

On December 5, 2018, the Company entered into a promissory note (Note) with our CRO for AMPOWER, where the Company agreed to pay the CRO existing invoiced amounts totaling approximately $4.0 million for clinical trial related services which Note had a due date of February 15, 2019. Any matured and unpaid amounts pursuant to this Note bear an annual interest rate of the lesser of 1% per month or the maximum amount permitted by the Laws of the State of Massachusetts.

In late February 2019, the Company amended the Note, which extended the due date to April 15, 2019. All other terms and conditions under the initial Note remain the same. In April 2019, the Company paid the Note in full.

Summary Statement of Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Three Months Ended March 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
Net cash, cash equivalents and restricted cash used in operating activities	$(7,678)	$(18,138)	$10,460	(58)%
Net cash, cash equivalents and restricted cash provided by investing activities	250	2,150	(1,900)	(88)%
Net cash, cash equivalents and restricted cash provided by financing activities	6,267	19,885	(13,618)	(68)%
Net (decrease) increase in cash, cash equivalents and restricted cash	$(1,161)	$3,897	$(5,058)	(130)%

Cash Flows from Operating Activities. Since inception, the primary use of cash, cash equivalents and restricted cash was to fund further development of our lead MVP-R product candidate, Amphora, for prevention of pregnancy as well as potential other indications and to support general and administrative operations.

Cash Flows from Investing Activities. Net cash, cash equivalents and restricted cash provided by investing activities for the three months ended March 31, 2019 decreased by $1.9 million compared to the same period in 2018 primarily due to non-recurring cash acquired from Neothetics in connection with the Merger in 2018 as described in Note 1- Description of Business and Basis of Presentation.

Cash Flows from Financing Activities. During the three months ended March 31, 2019, the primary source of cash, cash equivalents and restricted cash was the issuance of 2,376,062 shares of common stock upon the exercise of warrants in February for gross proceeds of $6.3 million. During the three months ended March 31, 2018, the primary source of cash, cash equivalents and restricted cash was the sale of 1,614,289 shares of the Company's common stock for gross proceeds of $20.0 million in a private placement transaction, offset by $0.2 million payment of Series D dividends upon conversion of Series D into Neothetics' common stock.

Operating and Capital Expenditure Requirements

We expect research and development expenses to decrease in 2019 compared to 2018 as the last patient for AMPOWER exited the study in the fourth quarter of 2018 and we subsequently released positive top-line data in December 2018. In addition, we expect to incur costs as we make improvements to our manufacturing process. The process of conducting preclinical and clinical trials necessary to obtain regulatory approval is costly and time consuming and we may never succeed in achieving regulatory approval for any of our product candidates. The probability of success for each product candidate will be affected by numerous factors, including preclinical data, clinical trial data, competition, manufacturing capability and commercial viability. We are responsible for all research and development costs for our programs.

We expect general and administrative expenses to increase, specifically sales and marketing expenses, as we hire additional personnel to support the growth of our business and various pre-commercialization activities in early preparation of the potential launch of Amphora in 2020, if approved. We also anticipate increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with stock exchange listing and SEC requirements, and directors' and officers' liability insurance premiums.
When we believe regulatory approval of a product candidate appears likely, we expect to incur significant costs as we establish a sales and marketing infrastructure for distribution, promotion and sales of it.

Off-Balance Sheet Arrangements

As of March 31, 2019 and December 31, 2018, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Other Matters

Recently Issued Accounting Pronouncements

For information with respect to recent accounting pronouncements, see Note 2 —Summary of Significant Accounting Policies to our condensed consolidated financial statements appearing in Part I, Item 1 of this report.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the applicable periods. Management bases its estimates, assumptions and judgments, on historical experience and on various other factors it believes to be reasonable under the circumstances. Different estimates, assumptions and judgments may change the estimated used in the preparation of our consolidated financial statements, which, in turn, could materially change our results from those reported. Management evaluates its estimates, assumptions and judgments on an ongoing basis. However, if our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may also have a material adverse effect on our consolidated statements of operations, liquidity and financial condition. We believe the following critical accounting policies involve significant areas where management applies estimates, assumptions and judgments in the preparation of our consolidated financial statements. See Note 2 to our Annual Report on Form 10-K for the year ended December 31, 2018 for our additional accounting policies.

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

During a clinical trial, we adjust the clinical expense recognition if actual results differ from estimates. We make estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical trial accruals are partially dependent upon accurate reporting by CROs and other third-party vendors. Although we do not expect estimates to differ materially from actual amounts, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any reporting period. For the three months ended March 31, 2019 and 2018, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

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

Fair Value of Series D 2X Liquidation Preference

Prior to completion of the Merger, the Company valued its Series D 2X liquidation preference in accordance with Accounting Standards Codification No. 815 — Derivatives and Hedging, using a PWERM, which is sensitive to changes in assumptions regarding the timing of additional financings, potential exit scenarios and revisions in our financial forecast. Changes in any one of the assumptions could have had a material impact on the estimated fair value of the Series D 2X liquidation preference. Management used the most reliably available information at each valuation date to determine the fair value of the Series D 2X liquidation preference. Due to the nature of the assumptions and the sensitive nature of the PWERM, management could not reliably provide sensitivity analysis around the impact of changes in assumptions utilized in the PWERM used to estimate the fair value of the Series D 2X liquidation preference.

Fair Value of Warrants

The fair value of the WIM and Invesco Warrants issued in connection with the Merger and Reload Warrants issued in February 2019, and the change in fair value of warrants as a result of the modification were determined using the BSM option-pricing model based on the applicable assumptions, which include the warrants exercise price, time to expiration, expected volatility of our peer group, risk-free interest rate and expected dividend.

Leases

The Company determines if an arrangement is a lease or implicitly contains a lease at inception based on the definition in accordance with ASC 842. Operating leases are included in operating lease right-of-use (ROU) assets and operating lease liabilities in its condensed consolidated balance sheets. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date or the Adoption Date for existing leases based on the present value of lease payments over the lease term using an estimated discount rate. As the Company's leases do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at commencement date or the Adoption Date in determining the present value of lease payments over a similar term. In determining the estimated incremental borrowing rate, the Company considered a rate obtained from its primary banker for discussion purposes of a potential collateralized loan with a term similar to the lease term, the Company's historical borrowing capability in the market, and the Company's costs incurred for underwriting discounts and financing costs in its previous equity financing. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease and non-lease components within a contract are generally accounted for separately.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as filed with the SEC on March 1, 2019 (Form 10-K) which could materially affect our business, financial condition, or results of operations. Other than the addition of the following risk factor, there have been no material changes in or additions to the risk factors included in our Form 10-K.
The Second Closing may not occur which could adversely affect our business and the price of our common stock.

As described in the Securities Purchase Agreement, the purchasers have the right, but not the obligation, to participate in the Second Closing. In addition, the Second Closing is subject to conditions as further described in the Securities Purchase Agreement, including the requirement that our stockholders approve the securities to be issued in the Second Closing. There can be no assurance that the purchasers will participate in the Second Closing, our stockholders will approve the issuance of the securities in the Second Closing or that the closing conditions for the Second Closing will be satisfied. If the Second Closing does not occur, we will be required to seek other sources of funding or financing arrangements in order to continue our planned operations. The terms of these arrangements may not be as favorable to us as those in the Second Closing and additional financing or funding may be unavailable to us. Our inability to complete the Second Closing on or prior to June 10, 2019 may adversely impact our business and the price of our common stock.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 1- January 31	1,639	$4.15	—	—

(1) These shares were surrendered to the Company to satisfy tax withholdings obligations in connection with the vesting of
RSAs.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

  The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Exhibit Title	Filed Herewith	Incorporated by Reference
			Form	File No.	Date Filed
4.1	Form of Reload Warrant.		8-K	001-36754	02/11/2019
4.2	Form of Reload Warrant.		8-K	001-36754	02/11/2019
4.3	Form of Warrant.		8-K	001-36754	04/11/2019
4.4	Form of Warrant for Woodford.		8-K	001-36754	04/11/2019
9.1	Form of Voting and Support Agreement.		8-K	001-36754	04/11/2019
10.1	Form of Repricing Letter Agreement.		8-K	001-36754	02/11/2019
10.2	Form of Repricing Letter Agreement.		8-K	001-36754	02/11/2019
10.3	Securities Purchase Agreement.		8-K	001-36754	04/11/2019
10.4	Registration Rights Agreement.		8-K	001-36754	04/11/2019
10.5	Consulting Agreement, dated as of April 1, 2019, by and between Evofem Biosciences Operations, Inc. and Thomas Lynch.	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
†101.INS	XBRL Instance Document	X
†101.SCH	XBRL Taxonomy Extension Schema Document	X
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
†101.DEF	XBRL Definition Linkbase Document	X
†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

†
The financial information of Evofem Biosciences, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on May 7, 2019 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Operations, (iv) the Condensed Consolidated Statement of Stockholders' Deficit, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVOFEM BIOSCIENCES, INC.

Date: May 7, 2019	By:	/s/ Justin J. File
Justin J. File
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)