Form 10-Q
period 2019-06-30
Evofem Biosciences, Inc.
filed 2019-08-06
CIK 1618835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________

FORM 10-Q
  ____________________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of July 31, 2019 was 46,601,058.

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
Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on our projections of the future that are subject to known and unknown risks and uncertainties and other factors that may cause our actual results, level of activity, performance or achievements expressed or implied by these forward-looking statements, to differ. These forward-looking statements include, among other things, statements about:

•	our projected financial position;

•	our estimates regarding expenses, future revenues and capital requirements;

•	our ability to continue as a going concern;

•	our ability to raise additional capital to fund our operations;

•
our ability to obtain the necessary regulatory approvals to market and commercialize our lead Multipurpose Vaginal pH Regulator (MVP-RTM) product candidate, Amphora® (L-lactic acid, citric acid, and potassium bitartrate) for prevention of pregnancy, prevention of urogenital transmission of chlamydia in women and prevention of urogenital transmission of gonorrhea in women, our MVP-R product candidate for reduction of recurrent bacterial vaginosis (BV), and any other product candidate we may seek to develop;

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

•	top-line or initial data figures; and

•	our ability to expand our organization to accommodate potential growth and our ability to retain and attract key personnel.
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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands, except par value and share data)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$50,679	$1,330
Restricted cash	401	431
Prepaid and other current assets	1,769	717
Total current assets	52,849	2,478
Property and equipment, net	461	593
Operating lease right-of-use assets	483	—
Other noncurrent assets	622	939
Total assets	$54,415	$4,010
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$8,567	$8,882
Note payable	—	4,010
Accrued expenses	7,217	11,513
Accrued compensation	2,259	2,924
Operating lease liabilities	580	—
Total current liabilities	18,623	27,329
Deferred rent	—	37
Total liabilities	18,623	27,366
Commitments and contingencies (Note 6)
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 300,000,000 shares authorized; 46,426,315 and 25,867,248 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively;	5	3
Additional paid-in capital	522,451	409,787
Accumulated deficit	(486,664)	(433,146)
Total stockholders’ equity (deficit)	35,792	(23,356)
Total liabilities and stockholders’ equity	$54,415	$4,010

See accompanying notes to the condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$5,246	$11,833	$13,135	$23,792
General and administrative	6,695	11,409	12,438	20,436
Total operating expenses	11,941	23,242	25,573	44,228
Loss from operations	(11,941)	(23,242)	(25,573)	(44,228)
Other income (expense):
Interest income	108	32	126	62
Other expense, net	(7)	(32)	(21)	(82)
Loss on issuance of warrants	—	—	—	(47,920)
Loss on issuance of Purchase Rights	(674)	—	(674)	—
Change in fair value of warrants	(3,315)	—	(7,755)	—
Change in fair value of Purchase Rights	(19,617)	—	(19,617)	—
Change in fair value of Series D 2X liquidation preference	—	—	—	(130)
Total other expense, net	(23,505)	—	(27,941)	(48,070)
Loss before income tax	(35,446)	(23,242)	(53,514)	(92,298)
Income tax expense	(4)	(2)	(4)	(2)
Net loss	(35,450)	(23,244)	(53,518)	(92,300)
Accretion of Series D redeemable convertible preferred stock dividends	—	—	—	(66)
Net loss attributable to common stockholders	$(35,450)	$(23,244)	$(53,518)	$(92,366)
Net loss per share attributable to common stockholders, basic and diluted	$(0.97)	$(1.11)	$(1.68)	$(5.15)
Weighted-average shares used to compute net loss attributable to common stockholders, basic and diluted	36,732,568	20,868,554	31,941,850	17,937,788
See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) For the Six Months Ended June 30, 2019 (Unaudited) (In thousands, except share data)

	Common Stock		Additional Paid-in Capital		Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2018	25,867,248	$3	$409,787		$(433,146)	$(23,356)
Issuance of common stock upon cash exercise of warrants and issuance of Reload Warrants (see Note 11)	2,376,065	—	10,617		—	10,617
Restricted stock awards issued	470,500	—	—		—	—
Shares withheld to cover taxes related to vesting of restricted stock awards	(1,639)	—	(6)		—	(6)
Stock-based compensation	—	—	1,962		—	1,962
Net loss	—	—	—		(18,068)	(18,068)
Balance at March 31, 2019	28,712,174	$3	$422,360		$(451,214)	$(28,851)
Issuance of common stock in connection with the Private Placement (see Note 10)	17,777,779	2	68,322		—	68,324
Issuance of common stock - exercise of stock options	16,823	—	46		—	46
Restricted stock awards issued/restricted stock units released	6,000	—	—		—	—
Shares withheld to cover taxes related to vesting of restricted stock awards	(86,461)	—	(518)		—	(518)
Reclassification of warrant and Purchase Rights liability to equity	—	—	29,726		—	29,726
Stock-based compensation	—	—	2,515		—	2,515
Net loss	—	—	—		(35,450)	(35,450)
Balance at June 30, 2019	46,426,315	$5	$522,451	—	$(486,664)	$35,792
See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
For the Six Months Ended June 30, 2018
(Unaudited)
(In thousands, except share data)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C-1 Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2017	12,618,279	$23,848	13,801,318	$43,616	8,558,686	$34,382	5,037,784	$19,469	80	$68,556	2,082,053	$—	$17,731	$(307,277)	$(289,546)
Conversion of convertible preferred stock into common stock, excluding Series D (see Note 8)	(12,618,279)	(23,848)	(13,801,318)	(43,616)	(8,558,686)	(34,382)	(5,037,784)	(19,469)	—	—	1,027,079	—	121,315	—	121,315
Cancellation of restricted stock awards (see Note 12)	—	—	—	—	—	—	—	—	—	—	(122,149)	—	—	—	—
Issuance of common stock upon cashless exercise of Invesco Warrants (see Note 11)	—	—	—	—	—	—	—	—	—	—	3,968,473	1	47,919	—	47,920
Accretion and payment of Series D dividends (see Note 8)	—	—	—	—	—	—	—	—	—	66	—	—	(66)	(157)	(223)
Conversion of Series D dividends and Series D (see Note 8)	—	—	—	—	—	—	—	—	(80)	(5,226)	6,878,989	1	5,225	—	5,226
Redemption of Series D 2X liquidation preference upon conversion of Series D (see Note 8)	—	—	—	—	—	—	—	—	—	—	—	—	80,000	—	80,000
Deemed contribution upon conversion of Series D (see Note 8)	—	—	—	—	—	—	—	—	—	(49,334)	—	—	49,334	—	49,334
Issuance of common stock and WIM Warrants (see Note 8)	—	—	—	—	—	—	—	—	—	(14,062)	3	—	14,062	—	14,062
Private placement of common stock (see Note 3)	—	—	—	—	—	—	—	—	—	—	1,614,289	—	20,000	—	20,000
Record pre-merger Neothetics’ stockholders’ equity and elimination of Neothetics’ historical accumulated deficit (see Note 3)	—	—	—	—	—	—	—	—	—	—	2,308,430	—	1,946	—	1,946
Issuance of common stock - exercise of stock options	—	—	—	—	—	—	—	—	—	—	6,173	—	42	—	42
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	688	—	688
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(69,056)	(69,056)
Balance at March 31, 2018	—	$—	—	$—	—	$—	—	$—	—	$—	17,763,340	$2	$358,196	$(376,490)	$(18,292)
Issuance of common stock, prefunded warrants and common warrants in connection with the Offering, net of underwriting discounts, commissions and offering costs (see Note 9)	—	—	—	—	—	—	—	—	—	—	7,436,171	1	36,130	—	36,131
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	10,663	—	10,663
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(23,244)	(23,244)
Balance at June 30, 2018	—	$—	—	$—	—	$—	—	$—	—	$—	25,199,511	$3	$404,989	$(399,734)	$5,258
See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(53,518)	$(92,300)
Adjustments to reconcile net loss to net cash, cash equivalents and restricted cash used in operating activities:
Loss on issuance of warrants	—	47,920
Loss on issuance of Purchase Rights	674
Change in fair value of warrants	7,755	—
Change in fair value of Purchase Rights	19,617
Change in fair value of Series D 2X liquidation preference	—	130
Stock-based compensation	4,477	11,351
Depreciation	132	131
Noncash lease expenses	319	—
Changes in operating assets and liabilities:
Prepaid and other assets	(985)	(465)
Accounts payable	(478)	(1,757)
Accrued expenses and other liabilities	(4,176)	(1,249)
Accrued compensation	(665)	(879)
Operating lease liabilities	(378)	—
Deferred rent, net of current portion	—	(207)
Net cash, cash equivalents and restricted cash used in operating activities	(27,226)	(37,325)
Cash flows from investing activities:
Proceeds from sale of Softcup line of business	250	250
Cash acquired in connection with the Merger	—	1,900
Net cash, cash equivalents and restricted cash provided by investing activities	250	2,150
Cash flows from financing activities:
Proceeds from issuance of common stock- exercise of warrants	6,273	—
Proceeds from issuance of common stock, warrants and Purchase Rights in connection with Private Placement, net of financial advisory fees	75,400	20,000
Proceeds from issuance of common stock, pre-funded warrants and common warrants in connection with the Offering, net of underwriting discounts and commissions	—	37,542
Proceeds from issuance of common stock - exercise of stock options	46	42
Repayment of Note Payable	(4,010)	—
Payment of cash dividends for Series D redeemable convertible preferred stock	—	(157)
Cash paid for deferred financing costs	(890)	(611)
Payments of tax withholdings related to vesting of restricted stock awards	(524)	—
Net cash, cash equivalents and restricted cash provided by financing activities	76,295	56,816
Net change in cash, cash equivalents and restricted cash	49,319	21,641
Cash, cash equivalents and restricted cash, beginning of period	1,761	1,701
Cash, cash equivalents and restricted cash, end of period	$51,080	$23,342
Supplemental disclosure of noncash investing and financing activities:
Operating right-of-use assets obtained in exchange for new operating lease liabilities	$802	$—
Deferred financing costs included in accounts payable and accrued expenses	$257	$800
Reclassification of warrants and Purchase Rights liability to equity	$6,120	$—
Net assets acquired in connection with the Merger	$—	$46
Conversion of convertible preferred stock into common stock (excluding Series D)	$—	$121,315
Conversion of Series D redeemable convertible preferred stock into common stock	$—	$68,622
Redemption of Series D 2X liquidation preference upon conversion of Series D redeemable convertible preferred stock into common stock	$—	$80,000
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

Evofem Biosciences, Inc.’s operations include those of its wholly-owned subsidiaries, Evofem Biosciences Operations, Inc., a Delaware corporation; Evofem Inc. (Evofem Inc.), a Delaware corporation; Evofem North America, Inc., a Delaware corporation (ENA); Evofem Limited, LLC, a Delaware limited liability company; and, Evofem Ltd., a limited company registered in England and Wales and those of its partially owned subsidiary, Evolution Pharma, a Dutch limited partnership (EP) with 99% of the outstanding partnership interests held by Evofem Inc. and 1% of the outstanding partnership interests held by Evofem Limited, LLC. Evofem Limited, LLC and Evofem Ltd. are currently inactive.

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

Description of Business
Evofem is a San Diego-based clinical-stage biopharmaceutical company committed to developing and commercializing innovative products to address unmet needs in women’s sexual and reproductive health. Evofem exists to advance the lives of women by developing innovative solutions, such as woman-controlled contraception and potential protection from certain sexually transmitted infections (STIs). The Company is leveraging its proprietary Multipurpose Vaginal pH Regulator (MVP-RTM) platform to develop product candidates for several potential indications, including prevention of pregnancy, prevention of STIs, and reduction of recurrent bacterial vaginosis (BV).
Evofem's MVP-Rs are acid-buffering bioadhesive vaginal gels designed to regulate vaginal pH within the normal range of 3.5 to 4.5. This vaginal pH range is inhospitable to spermatozoa, as well as certain viral and bacterial pathogens associated with STIs, but is integral to the survival of healthy bacteria in the vagina.
Evofem’s lead MVP-R product candidate, Amphora® (L-lactic acid, citric acid, and potassium bitartrate), is a non-hormonal, in the moment, woman-controlled vaginal gel. In December 2018 the Company reported top-line data from AMPOWER, its single-arm Phase 3 trial evaluating Amphora for prevention of pregnancy in approximately 1,400 women in the United States. Amphora is also currently being evaluated in a Phase 2b trial for prevention of urogenital transmission of chlamydia and gonorrhea in women (AMPREVENCE). AMPREVENCE was fully enrolled at approximately 50 study centers in the United States at the end of March 2019 and its top-line data is expected in the fourth quarter of 2019.
Evofem’s pipeline also includes an MVP-R product candidate for reduction of recurrent BV.  The Company anticipates conducting a Phase 2 clinical trial for this indication, building on favorable Phase 1 trial results.

Basis of Presentation and Principles of Consolidation

Since Private Evofem was determined to be the accounting acquirer in connection with the Merger, it recorded Neothetics’ assets and liabilities at fair value as of the Closing Date. Therefore, for periods prior to the Merger, the condensed consolidated financial statements were prepared on a stand-alone basis for Private Evofem and did not include the combined entities' financial position. Subsequent to the Merger, the condensed consolidated financial statements as of and for the three and six months ended June 30, 2018 from the Closing Date included Neothetics' assets and liabilities.

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

The unaudited interim condensed consolidated financial statements included in this report have been prepared on the same basis as the Company's audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, cash flows, and statements of convertible preferred stock and stockholders’ deficit for the periods presented. The results for the three and six months ended June 30, 2019 are not necessarily indicative of the results expected for the full year. The condensed consolidated balance sheet as of December 31, 2018 was derived from the 2018 Audited Financial Statements.
Immaterial Restatement

Subsequent to the issuance of the March 31, 2018 and June 30, 2018 interim condensed consolidated financial statements, the Company identified an error in the previously reported amounts of par value of common stock and additional paid-in-capital as of December 31, 2017, which amounts were previously reported as $81,000 and $17.7 million, respectively, on the condensed consolidated balance sheet as of December 31, 2017, and on the condensed consolidated statements of convertible preferred stock and stockholders’ deficit, for the three and six month periods ended March 31, 2018 and June 30, 2018, included in the Company’s Forms 10-Q for these periods. In addition, the number of common shares included in such condensed consolidated statements of convertible preferred stock and stockholders’ deficit were incorrectly presented as of December 31, 2017, and for share activity from January 1, 2018 to the merger consummation date of January 18, 2018. As a result, the Company has corrected the presentation of the amounts of par value of common stock and additional paid-in-capital as of December 31, 2017, and the number of common shares shown as of December 31, 2017 and for share activity from January 1, 2018 to January 18, 2018, to present such dollar and share amounts on a post-split basis, as shown below. This change is reflected in the condensed consolidated statement of convertible preferred stock and stockholders’ deficit for the six months ended June 30, 2018. Management has considered these errors from a qualitative and quantitative perspective and believes the impact of these errors is not material to the financial statements for the applicable periods.

The following table shows the restated number of common shares as of December 31, 2017 and for share activity for the six months ended June 30, 2018, and corresponding common stock par value and additional paid-in-capital as previously reported and as corrected.

	As Previously Reported			As Corrected
	Common Stock		Additional Paid-in Capital	Common Stock		Additional Paid-in Capital
In thousands, except share data	Shares	Amount		Shares	Amount
Balance at December 31, 2017	81,119,014	$81	$17,650	2,082,053	$—	$17,731
Conversion of convertible preferred stock into common stock, excluding Series D	40,016,067	40	121,275	1,027,079	—	121,315
Cancellation of restricted stock awards	(4,759,091)	(5)	5	(122,149)	—	—
Issuance of common stock upon cashless exercise of Invesco Warrants	154,593,455	155	47,765	3,968,473	1	47,919
Exchange of 270,969,445 Private Evofem common stock (par value $0.001) for 6,955,456 shares of Neothetics’ common stock (par value $0.0001)	(264,013,989)	(270)	270	—	—	—

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
The Company’s principal operations have been related to research and development (R&D), including development of Amphora, as well as raising capital, recruiting personnel and establishing a corporate infrastructure to support a commercial product. The Company has no revenues and, as such, has incurred operating losses and negative cash flows from operating activities since inception. As described in Note 8- Convertible Preferred Stock, Note 9- Public Offering and Note 10- Private Placement, the Company received gross proceeds of approximately $6.3 million upon the exercise of warrants in February 2019, and proceeds of approximately $28.2 million and $47.2 million, net of financial advisory fees, upon the sale and issuance of common stock pursuant to a Private Placement with certain investors in April 2019 and June 2019, respectively. As of June 30, 2019, the Company had cash and cash equivalents of $50.7 million, working capital of $34.2 million and an accumulated deficit of $486.7 million.
The Company is subject to risks common to other life science companies in the development stage including, but not limited to, uncertainty of product development and commercialization, lack of marketing and sales history, potential development by its competitors of new technological innovations, dependence on key personnel, market acceptance of products, product liability, protection of proprietary technology, ability to raise additional financing, and compliance with U.S. Food and Drug Administration (FDA) and other government regulations. If the Company does not successfully commercialize any product candidates, it will be unable to generate recurring product revenue or achieve profitability. Management’s plans to meet its short- and long-term operating cash flow requirements include obtaining additional funding, such as through the issuance of its common stock, from other equity or debt financings, or through collaborations or partnerships with other companies.

The Company anticipates it will continue to incur net losses for the foreseeable future and incur additional costs associated with being a public company. R&D expenses are expected to decrease for the foreseeable future due to the completion of the clinical phase of the confirmatory Phase 3 clinical trial for Amphora for prevention of pregnancy. According to management estimates, liquidity resources as of June 30, 2019 are not sufficient to maintain its planned level of operations for the 12 months from the date of issuance of the financial statements.

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
Subsequent Events
Subsequent events were evaluated through the filing date of this Quarterly Report, August 6, 2019. See Note 7- Related-party Transactions for discussions on subsequent events occurred in July 2019.

2.	Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto.

Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include, but are not limited to: the discount rate used in estimating the fair value of the operating lease right-of-use (ROU) assets and operating lease liabilities, the measurement of the Series D 2X liquidation preference, assumptions used in estimating the fair value of warrants and Purchase Rights issued, the useful lives of property and equipment, the recoverability of long-lived assets, preclinical and clinical trial accruals, and assumptions used in estimating the fair value of stock-based compensation expense.

The Company’s assumptions regarding the measurement of the Purchase Rights, the Series D 2X liquidation preference, and stock-based compensation are more fully described in Note 5 — Fair Value of Financial Instruments and Note 12 — Stock-based Compensation, respectively. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances and adjusts when facts and circumstances dictate. The estimates are the basis for making judgments about the carrying values of assets and liabilities and recorded expenses that are not readily apparent from other sources. As future events and their effects cannot be determined with precision, actual results may materially differ from those estimates or assumptions.
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

Significant Accounting Policies

There have been no changes to the significant accounting policies that were described in Note 2 to the 2018 Audited Financial Statements during the first six months of fiscal year 2019, except the accounting policy for leases as disclosed below.

On January 1, 2019 (Adoption Date), the Company adopted Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (ASU No. 2016-02), as amended, using the modified retrospective approach, which provides a method for recording existing leases at adoption and does not require recasting comparative financial information. The Company also elected the package of practical expedients permitted under the transition guidance under ASU No. 2016-02, which among other things, allowed the Company to not reassess the lease classification for any existing leases, whether any expired or existing contracts are or contain leases and initial direct costs for any existing leases. The Company did not elect the hindsight practical expedient to determine the lease term for existing leases. In addition, the Company elected the additional transition method permitted under ASU No. 2018-11 (Leases (Topic 842): Targeted Improvements, under which the Company initially applied the new lease standard, Accounting Standards Codification (ASC) 842, at adoption and there was no cumulative-effect adjustment to the opening balance of retained earnings on January 1, 2019. For the comparative period presented in these condensed consolidated financial statements, lease related disclosures continue to be in accordance with the legacy GAAP, ASC 840.

The Company determines if an arrangement is a lease or implicitly contains a lease at inception based on the definition in accordance with ASC 842. Operating leases are included in operating lease ROU assets and operating lease liabilities in its condensed consolidated balance sheets. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date or the Adoption Date for existing leases based on the present value of lease payments over the lease term using an estimated discount rate. As the Company's leases do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at commencement date or the Adoption Date in determining the present value of lease payments over a similar term. In determining the estimated incremental borrowing rate, the Company considered a rate obtained from its primary banker for discussion purposes of a potential collateralized loan with a term similar to the lease term, the Company's historical borrowing capability in the market, and the Company's costs incurred for underwriting discounts and financing costs in its previous equity financing. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease and non-lease components within a contract are generally accounted for separately.

Operating lease ROU assets and operating lease liabilities were $0.5 million and $0.6 million, respectively, at June 30, 2019. Adoption of the new standard did not materially impact the Company's condensed consolidated statement of operations and cash flows. See Note 6 - Commitments and Contingencies for more detail discussions on leases and financial statements information under ASC 842.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of readily available cash in checking and money market accounts. Restricted cash consists of cash held in monthly time deposit accounts, which are collateral for the Company’s credit cards and facility lease.
The following table provides a reconciliation of cash, cash equivalents and restricted cash, reported within the condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2019	2018
Cash and cash equivalents	$50,679	$22,788
Restricted cash	401	554
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows	$51,080	$23,342
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

	Three and Six Months Ended June 30,
	2019	2018
Unvested restricted stock subject to repurchase	344,325	—
Unvested restricted stock units	151,500	—
Common stock to be purchased under the 2019 ESPP	42,290	—
Options to purchase common stock	6,134,179	3,573,640
Warrants to purchase common stock	6,369,270	4,775,886
Total	13,041,564	8,349,526
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
Recently Issued Accounting Pronouncements — Not Yet Adopted
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) (ASU No. 2018-13), which removes, modifies and adds certain disclosure requirements on fair value measurements in Topic 820. ASU No. 2018-13 will be effective for the Company beginning January 1, 2020. Early adoption is permitted. The Company does not plan to early adopt this new standard and does not expect the adoption of this new standard to have an impact on current disclosures in its consolidated financial statements.

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

The following transactions were completed with the Merger and recorded by the Company:

•
Recorded Neothetics’ assets and liabilities at fair value as of the Closing Date, including $1.9 million of cash and cash equivalents, $0.5 million in prepaid and other current assets, $0.4 million in current and noncurrent liabilities and $1.9 million in common stock (Neothetics had 2,308,430 shares of common stock outstanding as of the Closing Date on a post-split basis at par value of $0.0001 per share) and additional paid-in capital (including the reclassification of Neothetics' historical accumulated deficit into additional paid-in capital);

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

iii. Private Evofem’s Series D Warrant Rights (as defined below) were assumed by the Company and exchanged for three shares of the Company's common stock and warrants for the purchase of 2,000,000 shares of the Company's common stock (the WIM Warrants). The Company recorded the fair value of the WIM Warrants and related capital contribution upon issuance of the WIM Warrants; and

iv. Recording cash dividends between January 6, 2018 and the Closing Date, which was paid upon closing of the Merger to Woodford Investment Management Ltd. (WIM).

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

•	Sold 1,614,289 shares of the Company's common stock in a private placement for gross proceeds of $20.0 million.

4.    Balance Sheet Details
Prepaid and Other Current Assets
Prepaid and other current assets consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Flex note receivable (1)	$250	$250
Insurance	883	199
Prepaid marketing costs	279	—
Other	357	268
Total	$1,769	$717
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
Property and Equipment, Net
Property and equipment, net, consists of the following (in thousands):

	Useful Life	June 30, 2019	December 31, 2018
Research equipment	5 years	$639	$639
Computer equipment and software	3 years	13	13
Office furniture	5 years	205	205
Leasehold improvements	5 years or less	340	340
		1,197	1,197
Less: accumulated depreciation		(736)	(604)
Total, net		$461	$593
Depreciation expense was $66,000 and $65,000 for the three months ended June 30, 2019 and 2018, respectively, and $0.1 million for both the six months ended June 30, 2019 and 2018.
Other Noncurrent Assets
Other noncurrent assets consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Flex note receivable, net of current portion	$250	$500
Prepaid directors & officers insurance	372	439
Total	$622	$939

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

In late February 2019, the Company amended the Note, which extended the due date to April 15, 2019. In April 2019, the Company paid the Note in full.

Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Clinical studies	$5,299	$9,153
Sublicense fees payable to related parties	1,117	1,117
Accrued interest on unpaid sublicense fees payable to related parties	174	174
Legal and other professional fees	376	549
Other	251	520
Total	$7,217	$11,513

5.    Fair Value of Financial Instruments
The fair values of the Company’s assets, including the money market fund and Flex Note receivable, measured on a recurring basis are summarized in the following tables, as applicable (in thousands):

	June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund (1)	$13	$13	$—	$—
Flex note receivable	500	—	500	—
Total assets	513	13	500	—

	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund (1)	$154	$154	$—	$—
Flex note receivable	750	—	750	—
Total assets	904	154	750	—
_______________________
(1) Included as a component of cash and cash equivalents on the accompanying condensed consolidated balance sheet.
As discussed in Note 10- Private Placement, the First Closing Warrants and Purchase Rights were determined to be liability classified. Therefore, they were stated at fair value at issuance and subject to mark-to-market at each reporting date until a subsequent event occurred that would change their classification from liability to equity. Series D 2X liquidation preference issued in connection with the issuance of Series D in 2016 and 2017 was also stated at fair value.
The First Closing Warrants, Purchase Rights and Series D 2X liquidation preference were considered Level 3 instruments because the fair value measurement was based, in part, on significant inputs not observed in the market. The Company determined the fair value of these three instruments as described below.
The following table summarizes the changes in Level 3 financial liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2019 and six months ended June 30, 2018 (in thousands). There were no activities for the three months ended June 30, 2018.

Warrant Liability
Balance at December 31, 2018	$—
Initial warrant liability at issuance	3,611
Change in fair value of warrants	3,315
Reclassification from warrant liability to equity	(6,926)
Balance at June 30, 2019	$—

Purchase Rights Liability
Balance at December 31, 2018	$—
Initial purchase rights liability at issuance	3,183
Change in fair value of purchase rights	19,617
Reclassification from purchase rights liability to equity	(22,800)
Balance at June 30, 2019	$—

Series D 2X Liquidation Preference Liability
Balance at December 31, 2017	$79,870
Change in fair value of Series D 2X liquidation preference	130
Redemption of Series D 2X liquidation preference upon conversion of Series D	(80,000)
Balance at June 30, 2018	$—
First Closing Warrants

The fair value of the First Closing Warrants issued in April 2019 in connection with the Private Placement and the change in fair value of warrants as a result of mark-to-market were determined using the Black-Scholes-Merton (BSM) option-pricing model based on the following weighted-average assumptions for the periods indicated.

Three and Six Months Ended June 30, 2019
Expected volatility	75.0%
Risk-free interest rate	2.2%
Expected dividend yield	—%
Expected term (years)	6.9
Purchase Rights

The fair value of the Purchase Rights issued during the First Closing in connection with the Private Placement and the change in fair value of Purchase Rights as a result of the mark-to-market due to their classification change from liability to equity upon stockholder approval of the Private Placement were determined using a combination of a lattice model and a BSM option-pricing model. The lattice model was used to determine a range of future value of the Company's common stock as of the Second Closing. The BSM option-pricing model was used to determine the fair value of the warrants issued at the Second Closing and the existing warrants subsequently canceled at the Second Closing (see discussion of the warrants canceled in Note 10- Private Placement) based on the applicable assumptions, including the future value of the Company's common stock as determined by the lattice model, warrants exercise price, time to expiration, expected volatility of our peer group, risk-free interest rate and expected dividend. The fair value of the Purchase Rights was then calculated as the difference between the sum of the future value of the Company's common stock and value of the Second Closing warrants, and the sum of the purchase price of $4.50 for the Second Closing and the value of canceled warrants. The fair value of the Purchase Rights was calculated through backward induction within the lattice model framework.
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
The change in fair value of the Series D 2X liquidation preference for the six months ended June 30, 2018 was $0.1 million. There was no such change for the three months ended June 30, 2018, and three and six months ended June 30, 2019 as the Series D was converted into common stock in connection with the Merger.

6.    Commitments and Contingencies
Operating Leases
2015 Lease

Effective January 30, 2015, Private Evofem entered into a sublease for office space under a noncancelable lease agreement that expires in March 2020 (the 2015 Lease), which is the Company's primary office space. The sublease provides for two renewal periods of five years each, but the sub-lessor is not expected to renew its lease. In lieu of paying a security deposit directly to the sub-lessor, the Company maintains a time deposit in favor of the sub-lessor (the Deposit), which is included in restricted cash in the condensed consolidated balance sheets. During months 13 through 58 of the 2015 Lease term, subject to certain restrictions, approximately $5,000 of the Deposit may be released each month through November 2019 and approximately $66,000 of the Deposit may be released each month between December 2019 and March 2020. As of June 30, 2019 and December 31, 2018, restricted cash maintained as collateral for the Company’s Deposit was $0.3 million for both periods.
Concurrent with the execution of the 2015 Lease, Private Evofem entered into a sublease with WomanCare Global Trading, Inc. (WCGT) whereby WCGT agreed to sublease approximately 25% (subject to annual adjustment), as amended, of the Company’s primary office space aforementioned (the WCG Sublease). The Company remains the primary obligor under the WCG Sublease and records all sublease income as a reduction of rent expense in the condensed consolidated statements of operations. WCGT paid an initial security deposit of approximately $0.3 million (the WCG Security Deposit). Effective April 1, 2018, the WCG Sublease was reassigned from WCGT to WCG Cares, whereby WCG Cares agreed to pay the Company 20% of the overall lease payment under the 2015 Lease. All terms and conditions remain the same as the original WCG Sublease. The remaining WCG Security Deposit totaled approximately $0.2 million was repaid to WCGT in June 2018. The Company terminated the WCG Sublease in the fourth quarter of 2018. There were no sublease payments received pursuant to the WCG Sublease during the three and six months ended June 30, 2019, and $40,000 sublease payments were received during the three and six months ended June 30, 2018.

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

Supplemental Financial Statement Information

Lease Assets and Liabilities (in thousands)	June 30, 2019
Operating right-of-use assets	$483
Operating lease liabilities	580

		Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost (in thousands)	Classification	2019	2018	2019	2018
Operating lease expense	Research and development	$83	$30	$165	$73
Operating lease expense	General and administrative	103	$66	212	$181
Total		$186	$96	$377	$254

Lease Term and Discount Rate	June 30, 2019
Weighted average remaining lease term (in years)	0.73
Weighted average discount rate	12%

Maturity of Operating Lease Liabilities (in thousands)	June 30, 2019
Year ending December 31, 2019	$408
Year ending December 31, 2020	201
Total lease payments	609
Less: imputed interest	(29)
Total	$580

Maturity of Operating Lease Liabilities under the 2015 Lease (in thousands)	December 31, 2018
Year ending December 31, 2019	$777
Year ending December 31, 2020	201
Total	$978

Other information (in thousands)	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$427
Contingencies
From time to time the Company may be involved in various lawsuits, legal proceedings or claims that arise in the ordinary course of business. There were no claims or actions pending against the Company as of June 30, 2019 and December 31, 2018, which management believes would have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.
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
During the quarter ended March 31, 2019, the Sublicenses were reassigned to WCG Cares, upon which, the unpaid sublicense fees ceased accruing interest and all accrued sublicense fees and interest expense of $1.3 million were transferred and became payable to WCG Cares. As of June 30, 2019 and December 31, 2018, the Company had accrued sublicense fees and accrued interest expense on unpaid sublicense fees of approximately $1.1 million and $0.2 million, respectively, for both periods, which are included in the condensed consolidated balance sheets. See Note 7 – Related-party Transactions for a summary of the Company’s transactions with WCGCIC, WomanCare Global International, a non-profit organization registered in England and Wales (WCGI) and related entities, and WCG Cares.

7.    Related-party Transactions
Consulting Agreements
Effective April 1, 2016, Private Evofem entered into a one-year consulting agreement (the 2016 Consulting Agreement) with Thomas Lynch, the chairman of the Company’s board of directors. Pursuant to the 2016 Consulting Agreement, Mr. Lynch provides consulting services with respect to investor relations and business development activities as requested from time to time. Pursuant to the 2016 Consulting Agreement, Mr. Lynch (i) received compensation of approximately $0.4 million, including $0.1 million related to his board services, (ii) received a stock option for the purchase of 3,850 shares of common stock with an exercise price of $46.36 per share, which vest over a one-year period through March 1, 2017 and (iii) was issued a restricted stock unit (RSU) for the rights to 2,566 shares of common stock. Upon the closing of the Merger, Mr. Lynch agreed to cancel all of his unvested RSU received pursuant to the 2016 Consulting Agreement. See Restricted Stock Units discussion in Note 12 — Stock-based Compensation for the accounting treatment for Mr. Lynch’s RSU granted in 2016. On July 2, 2018, under the Amended and Restated 2014 Plan (as defined below), the Company issued 150,000 RSUs to Mr. Lynch in consideration for certain consulting services provided to the Company in connection with the 2016 Consulting Agreement. The RSUs were fully vested on the grant date.
In August 2017, Private Evofem and Mr. Lynch entered into a two-year consulting agreement (the 2017 Consulting Agreement), which was effective as of April 1, 2017. The 2017 Consulting Agreement expired in accordance with its terms on March 31, 2019. This 2017 Consulting Agreement provided for (i) annual compensation of $0.4 million, including $0.1 million related to his board services and (ii) a stock option for the purchase of 6,416 shares of common stock that was to vest quarterly through March 31, 2018, which remained unissued at the time of the Merger. On March 12, 2018, the Company issued a stock option for the purchase of 225,000 shares of the Company's common stock with an exercise price of $7.29 per share in lieu of the unissued stock option pursuant to the 2017 Consulting Agreement, of which 125,000 shares vested on the grant date and the remaining shares vested in a series of twelve successive equal monthly installments upon completion of each additional month of service measured from April 1, 2018. The option was awarded in connection with Mr. Lynch's consulting services for the Company for the fiscal years 2016 to 2018. On July 31, 2018, the Company issued additional stock options for the purchase of 85,500 shares of the Company's common stock with an exercise price of $2.10 per share pursuant to the 2017 Consulting Agreement, which shares will vest in a series of 36 successive equal monthly installments upon completion of each additional month of service measured from the grant date. In addition, on July 31, 2018, the Compensation Committee, with the authorization of the board of directors, approved a one-time, discretionary cash bonus award to Mr. Lynch in the amount of $50,000.
Effective April 1, 2019, the Company entered into a new two-year consulting agreement with Mr. Lynch (the 2019 Consulting Agreement). The 2019 Consulting Agreement provides for (i) annual compensation of $0.4 million, including $0.1 million related to Mr. Lynch’s board services, (ii) an annual grant of 150,000 RSUs, which will vest quarterly over one year from April 1, 2019 and (iii) an annual bonus of up to 100% of Mr. Lynch’s annual consulting fees based upon the achievement of the Company’s corporate goals and objectives as determined by and subject to approval of the board of directors.
Consulting fees incurred under the 2017 and 2019 Consulting Agreements were approximately $0.3 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively, and $0.4 million and $0.1 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019 and December 31, 2018, accrued compensation, excluding board fees, owed to Mr. Lynch was $0.1 million for both periods.
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
Effective January 2016, Private Evofem and WCGI entered into a shared-services agreement (the SSA), which replaced the prior service agreement. Under the terms of the SSA, Private Evofem and WCGI cross charge the other company’s services provided by each entity on behalf of the other. The SSA also allows for netting of due to and due from shared-services fees. Services provided under the SSA on behalf of WCGI were immaterial for the three months ended June 30, 2018, and the three and six months ended June 30, 2019. Such amounts were approximately $0.1 million for the six months ended June 30, 2018. Net shared-services due to the Company were immaterial as of June 30, 2019 and December 31, 2018. In July 2019, the SSA was terminated.
The following table summarizes receivables and payables related to the Company's transactions with WCGI related entities for the periods indicated (in thousands). Such amounts were immaterial as of June 30, 2019 and for the three and six months ended June 30, 2019. All accrued sublicense fees and interest expense related to the Sublicenses as of December 31, 2018 became payable to WCG Cares during the first quarter of 2019.

		December 31, 2018
Receivables		$3
Payables		$1,291

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Payments	$883	$883
Expenses	$28	$59
Transactions with WCG Cares

In 2013, WCG Cares, a 501(c)(3) nonprofit organization, was incorporated under the laws of the State of California. Its primary purpose is to directly engage in and/or fund the development and implementation of programs that promote reproductive health, education, research and increased access to high-quality, innovative and affordable reproductive healthcare and healthcare products around the world. Ms. Pelletier served as the CEO and President of WCG Cares from 2013 to November 2017. She became a member of its board in November 2017 and served as chair of its board of directors from November 2017 to May 2018. Additionally, Mr. Justin J. File served as WCG Cares' Chief Financial Officer from November 2017 to May 2018. Dr. Kelly Culwell served as WCG Cares' Chief Medical Officer from November 2017 to December 2018. Dr. Culwell also became a director of its board in January 2019 with a term of three years until December 31, 2021. See shared-services agreement discussion below.

The Company agreed to be a corporate sponsor of WCG Cares’ U.S. education campaign, the Tryst Network, which officially launched in February 2018. The Company paid WCG Cares a one-time payment of $0.3 million in March 2018 in connection with this corporate sponsorship of the Tryst Network. During the second quarter of 2018, the Company ceased its corporate sponsorship of the Tryst Network.

In March 2018, the Company and WCG Cares entered into a shared-services agreement (the Cares Shared Services Agreement). Under the terms of the Cares Shared Services Agreement, the Company and WCG Cares cross charge services provided by each entity (or its subsidiaries) on behalf of the other. The Cares Shared Services Agreement also allows for netting of due to and due from shared-services fees. Services provided under the Cares Shared Services on behalf of WCG Cares were approximately $0.1 million for both the three and six months ended June 30, 2018, and immaterial for both the three and six months ended June 30, 2019. As of June 30, 2019 and December 31, 2018, net shared-services due to the Company were immaterial for both periods. In July 2019, the Company provided a notice of termination to WCG Cares to terminate the Cares Shared Services Agreement effective September 2019.
The following table summarizes receivables, payables, payments and expenses related to the Company's transactions with WCG Cares for the periods indicated (in thousands). Such amounts were immaterial as of December 31, 2018, for the three months ended June 30, 2018, and for the three and six months ended June 30, 2019.

June 30, 2019
Receivables	$—
Payables	$1,291

Six Months Ended June 30, 2018
Payments	$300
Operating expense	$126

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

8.    Convertible Preferred Stock
Immediately prior to the Merger, as described in Note 1- Description of Business and Basis of Presentation, each share of Private Evofem’s capital stock (other than Private Evofem’s Series D), including its Series A convertible preferred stock, Series B convertible preferred stock, Series C-1 convertible preferred stock and Series C convertible preferred stock was converted into shares of the Company's common stock on a one-for-one basis effecting the Exchange Ratio and the Reverse Stock Split for an aggregate of 1,027,079 shares. In addition, each share of Private Evofem’s Series D was converted into approximately 85,987 shares of the Company’s common stock for an aggregate of 6,878,989 shares. As of June 30, 2019 and December 31, 2018, no shares of convertible preferred stock were issued and outstanding.
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

The Company determined that the WIM Warrants are free standing financial instruments and classified as equity in accordance with ASC 480— Distinguish Liabilities from Equity. To determine the fair value of the WIM Warrants, the Company utilized the BSM option-pricing model, where the warrants’ exercise price was determined based on a Monte Carlo simulation. The valuations resulted in a concluded fair value of the WIM Warrants of $14.1 million as of January 18, 2018, which was recorded as additional paid-in capital in the condensed consolidated balance sheet.

On February 5, 2019, the Company entered into letter agreements (the Repricing Letter Agreements) with WIM and certain other holders of outstanding warrants to purchase common stock of the Company by exercising certain outstanding warrants. Upon execution of the Repricing Letter Agreements, investment funds affiliated with WIM exercised certain WIM Warrants to purchase an aggregate of 1,525,000 shares of common stock at a reduced exercise price of $2.64 per share. The Company determined that the incremental fair value as a result of the modification to these WIM Warrants from change of the exercise price was approximately $1.4 million, which was recorded as change in fair value of warrants in the condensed consolidated statement of operations for the six months ended June 30, 2019.

On June 10, 2019, upon the Second Closing of the Private Placement as discussed at Note 10- Private Placement, the remaining WIM Warrants to purchase up to 475,000 shares of common stock were canceled.

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
In February 2019, per the terms of the Repricing Letter Agreements, WIM and other holders of common warrants issued in the Offering exercised their common warrants to purchase an aggregate of 851,062 shares of common stock at a reduced exercise price of $2.64 per share. The Company determined that the incremental fair value as a result of the modification to these common warrants issued in the Offering from change of the exercise price was $0.5 million, which was recorded as change in fair value of warrants in the condensed consolidated statement of operations for the six months ended June 30, 2019.

10. Private Placement

On April 10, 2019, the Company entered into a Securities Purchase Agreement with PDL BioPharma, Inc., a Delaware corporation (PDL), funds discretionally managed by Invesco Ltd. (Invesco) and funds managed by WIM (collectively, the Purchasers), providing for the issuance and sale to the Purchasers of an aggregate of up to $80 million of the Company’s common stock, par value $0.0001 per share (the Shares) at a purchase price of $4.50 per share, and warrants to purchase shares of common stock with an exercise price of $6.38 per share (collectively, the Securities) in a private placement (the Private Placement) to be funded in up to two separate closings.

The first closing was completed on April 11, 2019 (the First Closing), pursuant to which the Company (i) issued and sold to PDL 6,666,667 shares of its common stock and warrants to purchase up to 1,666,667 shares of common stock (the First Closing Warrants) and (ii) provided to the Purchasers an option, but not an obligation, from the Company to issue and sell to each Purchaser the shares of common stock and warrants as specified in the aforementioned Securities Purchase Agreement during the period beginning on April 11, 2019 and ending on June 10, 2019 (the Purchase Rights). The total consideration for the First Closing was $30 million.

The second closing was completed on June 10, 2019 (the Second Closing), pursuant to which the Company issued and sold to PDL, Invesco and WIM (i) 6,666,667, 2,222,222, and 2,222,223 shares of its common stock, respectively and (ii) warrants to purchase up to 1,666,667, 555,556 and 555,556 shares of common stock (the Second Closing Warrants), respectively, for an aggregate purchase price of $50 million. Shares of common stock issued to WIM included one voting share issued in connection with the issuance of its warrants.

The Company's stockholders approved the Private Placement at its 2019 Annual Meeting of Stockholders held on June 5, 2019 (the Approval Date).

The warrants have a seven (7) year term and will become exercisable at any time on or after the date that is six (6) months following their respective issuance dates. The Company determined the First Closing Warrants were free standing financial instruments and liability classified in accordance with ASC 480- Distinguish Liabilities from Equity (ASC 480) due to the requirement to obtain stockholder approval pursuant to Nasdaq Listing Rule 5635(b). The Company utilized the BSM option-pricing model to calculate the fair value of warrants at issuance and on the Approval Date for the First Closing Warrants, and recorded the following in the condensed consolidated financial statements: (i) $3.6 million warrant liability at issuance; (ii) $3.3 million change in fair value of warrants in the condensed consolidated statement of operations as a result of mark-to-market on the Approval Date; and (iii) $6.9 million reclassification from warrant liability to additional paid-in capital in the condensed consolidated balance sheet on the Approval Date.

The Second Closing Warrants were determined to be free standing financial instruments and equity classified in accordance with ASC 815- Derivatives and Hedging (ASC 815). The Company utilized the BSM option-pricing model to calculate the fair value of warrants at issuance and recorded an estimated fair value of $12.7 million as additional paid-in capital in the condensed consolidated balance sheet.

The Company also determined the Purchase Rights were free standing financial instruments and liability classified in accordance with ASC 480 due to the stockholder approval provision noted above. As described in Note 5- Fair Value Financial Instruments, the Company utilized a combination of a lattice model and a BSM option-pricing model to calculate the fair value of the Purchase Rights at issuance and on the Approval Date. The Company recorded the following in the condensed consolidated financial statements: (i) $3.2 million purchase rights liability at issuance for the Purchase Rights provided to PDL; (i) $0.7 million loss on issuance of purchase rights at issuance in the condensed consolidated statement of operations for the Purchase Rights provided to Invesco and WIM; (iii) $19.6 million change in fair value of purchase rights in the condensed consolidated statement of operations as a result of mark-to-market on the Approval Date; and (iii) $22.8 million reclassification from purchase rights liability to additional paid-in capital in the condensed consolidated balance sheet on the Approval Date.

Upon completion of the First and Second Closing, the Company received proceeds of approximately $28.2 million and $47.2 million, net of $1.8 million and $2.8 million in advisory fees to financial advisors, respectively, and expects to use these proceeds for clinical research and development purposes, including resubmission of the New Drug Application (NDA) for Amphora with the FDA, pre-commercialization activities, and for general corporate purposes.

Additionally, upon completion of the Second Closing, the previously issued WIM Warrants and Reload Warrants to purchase up to 475,000 shares and 1,188,029 shares of common stock, respectively, were canceled. See Note 11- Stockholders' Equity (Deficit) for additional details on the Reload Warrants. The Company included such cancellation in valuing the Purchase Rights described above.

11.    Stockholders' Equity (Deficit)

Warrants

As referenced in Note 8- Convertible Preferred Stock and Note 9- Public Offering, warrants to purchase an aggregate of 2,376,062 shares of common stock were exercised at an exercise price of $2.64 per share in February 2019 per the Repricing Letter Agreements. The Company received gross proceeds of approximately $6.3 million from these exercises.

On February 8, 2019 and per the terms of the Repricing Letter Agreements, the Company issued warrants to purchase up to 1,188,029 shares of the Company's common stock (Reload Warrants) to the holders party to the Repricing Letter Agreements and have an exercise price of $5.20 per share. The Company determined the Reload Warrants are free standing financial instruments and equity classified in accordance with ASC 480— Distinguish Liabilities from Equity. Since these Reload Warrants were issued in addition to the reduced exercise price to induce Holders of WIM Warrants and common warrants to exercise their warrants, the Company determined the fair value of the Reload Warrants was also the incremental fair value as a result of the modification to the WIM warrants and common warrants exercised. To determine the fair value of the Reload Warrants, the Company utilized the BSM option-pricing model, which resulted in an estimated fair value of the Reload Warrants of $2.5 million, which was recorded as additional paid-in capital in the condensed consolidated balance sheet and change in fair value of warrants in the condensed consolidated statement of operations. Upon completion of the Second Closing of the Private Placement as discussed at Note 10- Private Placement, all Reload Warrants were canceled.

As referenced in Note 10- Private Placement, warrants to purchase an aggregate of 4,444,446 were issued in connection with the Private Placement at an exercise price of $6.38 per share in April and June 2019.

As of June 30, 2019, warrants to purchase up to 6,369,270 shares of the Company's common stock remain outstanding at a weighted average exercise price of $5.50 per share. These warrants are summarized below:

Type of Warrants	Underlying Common Stock to be Purchased	Exercise Price	Issue Date	Exercise Period
Common Warrants	2,020	$67.71	January 25, 2010	January 25, 2010- February 25, 2020
Common Warrants	878	$51.24	March 30, 2012	March 30, 2012 to March 30, 2022
Common Warrants	1,171	$51.24	August 17, 2012	August 17, 2012 to July 17, 2022
Common Warrants	7,806	$3.69	June 11, 2014	June 11, 2014 to June 11, 2024
Pre-funded Warrants	1,063,829	$0.01	May 24, 2018	May 24, 2018 until shares are exercised
Common Warrants	848,938	$7.50	May 24, 2018	May 24, 2018 to May 24 2025
Common Warrants	182	$7.50	June 26, 2018	June 26, 2018 to June 26, 2025
Common Warrants	1,666,667	$6.38	April 11, 2019	October 11, 2019 to October 11, 2026
Common Warrants	2,777,779	$6.38	June 10, 2019	December 10, 2019 to December 10, 2026
Total	6,369,270
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
On February 25, 2019, the Company issued 470,500 shares of restricted stock pursuant to the Amended and Restated 2014 Plan (as defined below) and are further discussed in Note 12 - Stock-based Compensation.
The Company issued 6,666,667 and 11,111,112 shares of common stock on April 11, 2019 and June 10, 2019, respectively, in connection with the First and Second Closing of the Private Placement as discussed in Note 10- Private Placement.
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance is as follows in common equivalent shares as of June 30, 2019:

Common stock issuable upon the exercise of stock options outstanding	6,134,179
Common stock issuable upon release of restricted stock units	151,500
Common stock issuable upon the exercise of common stock warrants	6,369,270
Common stock available for future issuance under the 2019 ESPP	500,000
Common stock available for future issuance under the Amended and Restated 2014 Plan	636,944
Common stock available for future issuance under the Inducement Plan	156,000
Total common stock reserved for future issuance	13,947,893

12. Stock-based Compensation

Equity Incentive Plans
The following table summarizes stock-based compensation expense related to stock options, restricted stock awards (RSAs) and RSUs granted to employees and non-employee directors included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$369	$2,365	$657	$2,595
General and administrative	2,146	8,298	3,820	8,756
Total	$2,515	$10,663	$4,477	$11,351
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

On September 15, 2014, Neothetics’ board of directors adopted, and stockholders approved, the 2014 Equity Incentive Plan (the 2014 Plan). In May 2018, the Company's board of directors adopted, and stockholders approved, the amendment and restatement of the 2014 Plan of the Company (the Amended and Restated 2014 Plan), that, among other things, would increase the number of authorized shares under the 2014 Plan from 749,305 to an aggregate of 5,300,000 shares. On November 28, 2018, the Company's board of directors approved, subject to stockholder approval, and recommended its stockholders approve at the 2019 Annual Meeting, an additional 2,500,000 authorized shares reserved for issuance under the Amended and Restated 2014 Plan to an aggregate of 7,800,000 shares, including the Evergreen Shares discussed below. Such approval was obtained at the 2019 Annual Meeting held on June 5, 2019. Per the terms of the Amended and Restated 2014 Plan, the shares reserved will automatically increase on each January 1 through 2024, by an amount equal to the smaller of (1) 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31; or (2) an amount determined by our board of directors. This provision resulted in an additional 1,034,689 shares (Evergreen Shares) added to the total number of authorized shares on January 1, 2019. As of June 30, 2019, there were 636,944 shares available to grant under the Amended and Restated 2014 Plan.

On July 24, 2018, upon the recommendation by the Compensation Committee, the board of directors adopted the Evofem Biosciences, Inc. 2018 Inducement Equity Incentive Plan (the Inducement Plan), pursuant to which the Company reserved 250,000 shares for the issuance of equity awards under the Inducement Plan. The only persons eligible to receive awards under the Inducement Plan are individuals who satisfy the standards for inducement grant recipients under Nasdaq Marketplace Rule 5635(c)(4), generally, a person not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to the individual's entering into employment with the Company. As of June 30, 2019, there were 156,000 shares available to grant under the Inducement Plan.

Stock Options

There were 384,000 and 134,375 shares of stock options granted during the three months ended June 30, 2019 and 2018, respectively, and 443,000 and 3,270,405 shares of stock options granted during the six months ended June 30, 2019 and 2018, respectively. The stock options granted during the three months ended March 31, 2018 were granted out of the share reserve increase approved by the board of directors under the Amended and Restated 2014 Plan on March 11, 2018 and were subject to the Company obtaining the requisite stockholder approval that was obtained on May 8, 2018.

The stock options granted during the three months ended March 31, 2018 have vesting terms pursuant to which a majority of these options vested as of June 30, 2018, and as a result a significant amount of stock-based compensation expense was recognized during the three months ended June 30, 2018. As of June 30, 2019, unrecognized stock-based compensation expense for employees and non-employee stock options was approximately $8.0 million, which the Company expects to recognize over a weighted-average remaining period of 2.1 years, assuming all unvested options become fully vested.
Summary of Assumptions
The fair value of stock-based compensation for stock options granted to employees and non-employees was estimated on the date of grant using the BSM option pricing model based on the following weighted-average assumptions for options granted for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Expected volatility	76.1%	86.8%	76.1%	85.9%
Risk-free interest rate	2.1%	2.8%	2.1%	2.8%
Expected dividend yield	—%	—%	—%	—%
Expected term (years)	5.7	5.8	5.7	5.4
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
Expected term. The expected term represents the period options are expected to be outstanding. Because the Company does not have historical exercise behavior, it determines the expected term assumption using the practical expedient as provided for under ASC 718 — Compensation — Stock Compensation (ASC 718), which is the midpoint between the requisite service period and the contractual term of the option.
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
During the three and six months ended June 30, 2019, under the Amended and Restated 2014 Plan, the Company granted 5,000 and 475,500 shares of RSAs, respectively, to its executive management team and certain non-executive employees, of which 460,500 shares will vest in accordance with the Company's achievement of certain performance milestones in 2019. During the second quarter of 2019, the performance-based RSAs were modified as a result of certain associated performance milestones were revised.
During the three and six months ended June 30, 2019, the Company granted 153,000 shares of RSUs for both periods to its chairman of the Company’s board of directors and one non-employee consultant. No RSAs or RSUs were granted during the three and six months ended June 30, 2018.
For the performance-based RSAs, (i) the fair value of the award was determined on the grant date, (ii) the Company assessed the probability of the individual milestone under the award being achieved and (iii) the fair value of the shares subject to the milestone is expensed over the implicit service period commencing once management believes the performance criteria is probable of being met. On the modification date, the Company applied the share-based payment modification accounting in accordance with ASC 718. The non-performance based RSAs and RSUs were valued at the fair value on the grant date and the associated expenses will be recognized over the vesting period.
The Company recognized $0.8 million and $1.3 million stock-based compensation expense during the three and six months ended June 30, 2019, respectively, for RSAs and RSUs. As of June 30, 2019, unrecognized stock-based compensation expense related to the unvested RSAs and RSUs was approximately $1.2 million, which the Company expects to recognize over a weighted-average remaining period of 0.6 year.
Employee Stock Purchase Plan

In November 2014, Neothetics adopted the 2014 Employee Stock Purchase Plan (the 2014 ESPP), which enables eligible employees to purchase shares of its common stock using their after-tax payroll deductions of up to 15% of their eligible compensation, subject to certain restrictions.

The 2014 ESPP initially authorized the issuance of 28,333 shares of common stock pursuant to purchase rights granted to employees. The number of shares of common stock reserved for issuance automatically increased on January 1, 2015 and will continue to increase on each January 1 thereafter through January 1, 2024, by the smaller of (a) 1.0% of the total issued and outstanding shares on the preceding December 31, or (b) a number of shares determined by the board of directors of Neothetics. Therefore, an additional 258,672 shares were added to the total shares authorized under the 2014 ESPP on January 1, 2019. Following completion of the Merger, there was no enrollment in the 2014 ESPP. During the six months ended June 30, 2019 and 2018, there were no shares of common stock purchased under the 2014 ESPP.

On May 7, 2019, the board of directors terminated the 2014 ESPP and approved a new 2019 Employee Stock Purchase Plan (the 2019 ESPP), which was approved by stockholders at the 2019 annual meeting held on June 5, 2019. The 2019 ESPP enables eligible full-time and part-time employees to purchase shares of the Company’s common stock through payroll deductions of between 1% and 15% of eligible compensation during an offering period. A new offering period begins approximately every June 15 and December 15. At the last business day of each offering period, the accumulated contributions made during the offering period will be used to purchase shares. The purchase price is 85% of the lesser of the fair market value of the common stock on the first or the last business day of an offering period. The maximum number of shares of common stock that may be purchased by any participant during an offering period will be equal to $25,000 divided by the fair market value of the common stock on the first business day of an offering period. The first offering period under the 2019 ESPP commenced on June 17, 2019 and will end on December 15, 2019. During the six months ended June 30, 2019, there were no shares of common stock purchased under the 2019 ESPP.

As of June 30, 2019, there were 500,000 shares of common stock reserved and available for issuance pursuant to the 2019 ESPP.  In addition, the number of shares available for issuance under the 2019 ESPP will increase on January 1 of each year in an amount equal to the lesser of (i) 1,000,000 shares, (ii) 2% of the shares of common stock outstanding on December 31, or (iii) such lesser number of shares as is determined by the board of directors. The 2019 ESPP is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended (the Code).

The fair value of shares to be issued to employees under the 2019 ESPP is estimated using a BSM option-pricing model at the grant date, which requires the use of subjective and complex assumptions, including (a) the expected stock price volatility, (b) the calculation of the expected term of the award, (c) the risk-free interest rate and (d) the expected dividend yield. The following weighted average assumptions were used in the calculation of fair value of shares under the 2019 ESPP at the grant date for the period indicated:

Three and Six Months Ended June 30, 2019
Expected volatility	72.5%
Risk-free interest rate	2.2%
Expected dividend yield	—%
Expected term (years)	0.5

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

Overview

We are a San Diego-based clinical-stage biopharmaceutical company committed to developing and commercializing innovative products to address unmet needs in women’s sexual and reproductive health. We exist to advance the lives of women by developing innovative solutions, such as woman-controlled contraception and potential protection from certain sexually transmitted infections (STIs). Our lead Multipurpose Vaginal pH Regulator (MVP-RTM) product candidate, Amphora® (L-lactic acid, citric acid, and potassium bitartrate), is in development for multiple potential indications: prevention of pregnancy, prevention of urogenital transmission of chlamydia trachomatis infection (chlamydia) in women and prevention of urogenital transmission of Neisseria gonorrhoeae infection (gonorrhea) in women.
Our second Phase 3 clinical trial for Amphora for prevention of pregnancy was an open-label, single-arm trial in approximately 1,400 women in the United States. We refer to this trial as AMPOWER. The last patient for AMPOWER exited the study in November 2018. We reported top-line data from AMPOWER in December 2018, which demonstrated a cumulative pregnancy rate of 13.7% over seven cycles of use (95% CI 9.9, 17.4) in the modified intention-to-treat population (referred to as “typical use”) which met the pre-determined endpoint of this clinical trial. This corresponds to an 86.3% efficacy rate. We plan to resubmit the New Drug Application (NDA) for Amphora to the United States Food and Drug Administration (FDA) in the fourth quarter of 2019. Subject to acceptance and timely approval of the NDA by the FDA, we plan to commercialize Amphora in 2020.
We are also conducting a Phase 2b clinical trial of Amphora for prevention of urogenital transmission of chlamydia (primary endpoint) and gonorrhea (secondary endpoint) in women. We refer to this trial as AMPREVENCE. The primary endpoint of AMPREVENCE is a 40% reduction in the incidence of chlamydia in women treated with Amphora versus placebo. AMPREVENCE was 100% enrolled at approximately 50 study centers in the United States at the end of March 2019; top-line data are expected in the fourth quarter of 2019. We envision our STI program as developing label expansion opportunities to further differentiate Amphora from other currently approved birth control products.
In addition, our pipeline includes an MVP-R gel product candidate for the reduction of recurrent bacterial vaginosis (BV). In our Phase 1 dose-finding trial for this indication, the highest dose formulation of study drug demonstrated reduced vaginal pH for up to seven days following a single administration.
Since inception, we have devoted substantially all of our efforts to develop MVP-R product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. We do not have any approved products and have not generated any revenue from product sales. Although we have released top-line results from the Phase 3 AMPOWER trial for Amphora, the product has not yet been approved for use for prevention of pregnancy or any other targeted indications. Additionally, Amphora and our BV product candidate are still in mid- and early- stage clinical development for the prevention of certain STIs and for recurrent BV, respectively. We do not expect to generate any significant revenues prior to 2020. To finance our current strategic plans, including the conduct of ongoing and future clinical trials, further research and development activities and anticipated pre-commercialization activities in 2019, we will require significant capital. Assuming we have sufficient liquidity, we will incur significantly higher costs in the foreseeable future.

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

•
Recorded Neothetics’ assets and liabilities at fair value as of the Closing Date, including $1.9 million of cash and cash equivalents, $0.5 million in prepaid and other current assets, $0.4 million in current and noncurrent liabilities and $1.9 million in common stock (Neothetics had 2,308,430 shares of common stock outstanding as of the Closing Date on a post-split basis at par value of $0.0001 per share) and additional paid-in capital (including the reclassification of Neothetics’ historical accumulated deficit into additional paid-in capital);

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
We historically have funded our operations primarily through the sale of our common stock, convertible preferred stock, related-party advances and a note payable from Cosmederm Biosciences, Inc., a prior related party.

Private Placement

As described in Note 10- Private Placement, on April 10, 2019, we entered into a Securities Purchase Agreement with PDL BioPharma, Inc., a Delaware corporation (PDL), funds discretionally managed by Invesco and funds managed by WIM (collectively, the Purchasers), pursuant to which we agreed to issue and sell an aggregate of up to $80 million of our common stock, par value $0.0001 per share at a purchase price of $4.50 per share, and warrants to purchase shares of common stock with an exercise price of $6.38 per share in a private placement (the Private Placement) to be funded in up to two separate closings.

The first closing was completed on April 11, 2019 (the First Closing), pursuant to which we (i) issued and sold to PDL 6,666,667 shares of its common stock and warrants to purchase up to 1,666,667 shares of common stock (the First Closing Warrants) and (ii) provided to the Purchasers an option to purchase an aggregate of up to 11,111,112 shares of common stock and warrants to purchase up to an aggregate of 2,777,779 shares of common stock as specified in the aforementioned Securities Purchase Agreement (the Second Closing Securities) during the period beginning on April 11, 2019 and ending on June 10, 2019 (the Purchase Rights). The total consideration for the First Closing was $30 million.

The second closing was completed on June 10, 2019 (the Second Closing), pursuant to which we issued and sold the Second Closing Securities to the Purchasers for an aggregate purchase price of $50 million.

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

We expense internal and third-party research and development costs as incurred. The following table summarizes research and development expenses by product candidate (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Allocated third-party development expenses:
Amphora for prevention of pregnancy	$13	$5,419	$2,134	$14,903
Chlamydia/gonorrhea	2,107	2,538	5,654	3,072
Bacterial vaginosis	—	220	—	431
Total allocated third-party development expenses	2,120	8,177	7,788	18,406
Unallocated internal research and development expenses:
Stock-based compensation expenses	369	2,365	657	2,595
Payroll related expenses	1,053	674	1,926	1,532
Outside services costs	1,432	452	2,237	789
Other	272	165	527	470
Total unallocated internal research and development expenses	3,126	3,656	5,347	5,386
Total research and development expenses	$5,246	$11,833	$13,135	$23,792

Completion dates and costs for our clinical development programs can vary significantly for each current and any future product candidate and are difficult to predict. We anticipate we will make determinations as to which programs and product candidates to pursue as well as the most appropriate funding allocations for each program and product candidate on an ongoing basis in response to the results of ongoing and future clinical trials, regulatory developments, and our ongoing assessments as to the commercial potential of each current or future product candidate. With the completion of the clinical phase of AMPOWER, we expect our research and development expenses to decrease in 2019. We will need to raise substantial additional capital in the future to complete clinical development for our current and future product candidates.
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
We expect our general and administrative expenses to increase, specifically sales and marketing expenses, as we hire additional personnel to support the growth of our business and various pre-commercialization activities in early preparation of the anticipated launch of Amphora in 2020, if approved, and as a result of being a publicly-traded company.

Other Income (Expense)

Other income (expense) consists primarily of loss on issuance of warrants, loss on issuance of Purchase Rights, the change in fair value of warrants, the change in fair value of Purchase Rights, and the change in fair value of the Series D 2X liquidation preference, which for each share of Series D is equal to two times the issuance price per share of Series D, plus accrued and unpaid dividends, and became payable upon the closing of the Merger in January 2018.

Loss on issuance of warrants was recognized upon issuance of warrants to investors as they were determined as free-standing financial instruments. The change in fair value of warrants was recognized as a result of the modifications to the warrants from change of the exercise price and mark-to-market for the liability-classified warrants.

Loss on issuance of Purchase Rights was recognized upon issuance the Purchase Rights as they were determined as free-standing liability-classified financial instruments. The change in fair value of Purchase Rights was recognized as a result of mark-to-market for the Purchase Rights.

The Series D 2X liquidation preference expired at the Closing Date, at which time the final fair value of the Series D 2X liquidation preference was estimated. The final change in fair value of the Series D 2X liquidation preference of $0.1 million was recognized within change in fair value of the Series D 2X liquidation preference within the condensed consolidated statements of operations for the quarter ended March 31, 2018. The Series D 2X liquidation preference liability was reclassified to additional paid-in capital within the condensed consolidated balance sheets. Prior to the closing of the Merger, the Series D 2X liquidation preference was revalued at each reporting date and changes in fair value were recognized as increases in or decreases to other income (expense).

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018 (in thousands):

Research and development expenses

	Three Months Ended June 30,		2019 vs. 2018
	2019	2018	$ Change	% Change
Research and development	$5,246	$11,833	$(6,587)	(56)%

The overall decrease in research and development expenses was mainly due to a $5.8 million decrease in clinical trial costs primarily related to AMPOWER, which completed its clinical phase in December 2018, and AMPREVENCE, which completed its patient enrollment in March 2019. In addition, there was a $2.0 million decrease in noncash stock-based compensation mainly associated with stock options granted in March 2018, for which a significant amount of stock-based compensation was recognized during the second quarter of 2018, offset by the stock-based awards granted subsequent to June 30, 2018. These aggregate decreases were offset by a $0.9 million increase in costs incurred for outside services associated with preparing the Amphora NDA resubmission.

General and administrative expenses

	Three Months Ended June 30,		2019 vs. 2018
	2019	2018	$ Change	% Change
General and administrative	$6,695	$11,409	$(4,714)	(41)%

The overall decrease in general and administrative expenses was primarily due to a $6.2 million decrease in noncash stock-based compensation mainly associated with the stock options granted in March 2018, for which a significant amount of stock-based compensation was recognized during the second quarter of 2018, offset by stock-based awards granted subsequent to June 30, 2018. This decrease was also partially offset by a $0.5 million increase in payroll related expenses due to increased headcount, a $0.4 million increase in public relations and pre-commercialization marketing related expenses, and a $0.3 million increase in outside services associated with recruiting and consulting services.

Loss on issuance of Purchase Rights
Change in fair value of warrants
Change in fair value of Purchase Rights

	Three Months Ended June 30,		2019 vs. 2018
	2019	2018	$ Change	% Change
Loss on issuance of Purchase Rights	$(674)	$—	$(674)	(100)%
Change in fair value of warrants	$(3,315)	$—	$(3,315)	(100)%
Change in fair value of Purchase Rights	$(19,617)	$—	$(19,617)	(100)%

As described in Note 10- Private Placement, the loss on issuance of Purchase Rights for the three months ended June 30, 2019 was related to the Purchase Rights we provided to the Purchasers in connection with the First Closing of the Private Placement. No such financial instruments issued during the three months ended June 30, 2018.

The change in fair value of warrants and the change in fair value of Purchase Rights for the three months ended June 30, 2019 were a result of mark-to-market due to their classification change from liability to equity upon stockholder approval of the Private Placement.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018 (in thousands):

Research and development expenses

	Six Months Ended June 30,		2019 vs. 2018
	2019	2018	$ Change	% Change
Research and development	$13,135	$23,792	$(10,657)	(45)%

The overall decrease in research and development expenses was due to a $12.7 million decrease in clinical trial costs primarily related to AMPOWER, which completed its clinical phase in December 2018, partially offset by a $2.5 million increase in clinical trial costs related to AMPREVENCE, which completed its enrollment in March 2019. In addition, there was a $1.9 million decrease in noncash stock-based compensation mainly associated with the stock options granted in March 2018, for which a significant amount of stock-based compensation was recognized during the second quarter of 2018, offset by stock-based awards granted subsequent to June 30, 2018. These aggregate decreases were partially offset by a $1.4 million increase in costs incurred for outside services associated with the preparing the Amphora NDA resubmission.

General and administrative expenses

	Six Months Ended June 30,		2019 vs. 2018
	2019	2018	$ Change	% Change
General and administrative	$12,438	$20,436	$(7,998)	(39)%

The overall decrease in general and administrative expenses was primarily due to a $4.9 million decrease in noncash stock-based compensation mainly associated with the stock options granted in March 2018, for which a significant amount of stock-based compensation was recognized during the second quarter of 2018, offset by stock-based awards granted subsequent to June 30, 2018. There was also a $3.7 million decrease in professional services and personnel costs attributable to the one-time costs associated with the Merger. These decreases were partially offset by a $0.6 million increase in public relations and pre-commercialization marketing related expenses.

Loss on issuance of warrants
Loss on issuance of Purchase Rights
Change in fair value of warrants
Change in fair value of Purchase Rights
Change in fair value of Series D 2X liquidation preference

	Six Months Ended June 30,		2019 vs. 2018
	2019	2018	$ Change	% Change
Loss on issuance of warrants	$—	$(47,920)	$47,920	(100)%
Loss on issuance of Purchase Rights	$(674)	$—	$(674)	(100)%
Change in fair value of warrants	$(7,755)	$—	$(7,755)	(100)%
Change in fair value of Purchase Rights	$(19,617)	$—	$(19,617)	(100)%
Change in fair value of Series D 2X liquidation preference	$—	$(130)	$130	(100)%

As described in Note 11- Stockholders' Deficit, the loss on issuance of warrants for the six months ended June 30, 2018 was related to the Invesco Warrants issued immediately prior to the Closing Date of the Merger. No such loss was recorded for the six months ended June 30, 2019.

As described in Note 10- Private Placement, the loss on issuance of Purchase Rights for the six months ended June 30, 2019 was related to the Purchase Rights we provided to the Purchasers in connection with the First Closing of the Private Placement. No such financial instruments issued during the six months ended June 30, 2018. The Change in fair value of Purchase Rights was a result of mark-to-market due to their classification change from liability to equity upon stockholder approval of the Private Placement.

As described in Note 8- Convertible Preferred Stock, Note 9- Public Offering and Note 11- Stockholders' Deficit, there were an aggregate of 2,376,065 shares of common stock issued upon exercise of warrants at a reduced exercise price and issuance of 1,188,029 shares of Reload Warrants in February 2019. The Company determined that the reduction in exercise price and issuance of Reload Warrants to induce the exercise resulted in a modification to the initial warrants terms, which resulted in the recognition of approximately $4.4 million incremental change in fair value of warrants during the first quarter of 2019. There was also a $3.3 million change in fair value of warrants associated with the First Closing Warrants as a result of mark-to-market due to their classification change from liability to equity upon stockholder approval of the Private Placement.

As described in Note 3- Merger and Related Transactions, we converted all 80 shares issued and outstanding Series D into the Company' common stock in January 2018 and recognized a change in fair value of the Series D 2X liquidation preference upon a final valuation during the six months ended June 30, 2018. Therefore, there was no such change in fair value for the six months ended June 30, 2019.

Liquidity and Capital Resources

Overview

We have incurred losses and negative cash flows from operating activities since inception. In February 2019, we received gross proceeds of approximately $6.3 million from the exercise of warrants to purchase 2,376,062 shares of the Company's common stock held by certain shareholders at an exercise price of $2.64 per share. In April and June 2019, we received proceeds of approximately $28.2 million and $47.2 million, net of financial advisory fees, upon completion of the First and Second Closing of the Private Placement, respectively. See Note 10 - Private Placement to the financial statements included in this Quarterly Report for details. As of June 30, 2019 and December 31, 2018, we had $50.7 million and $1.3 million in cash and cash equivalents, a working capital of $34.2 million and $24.9 million and an accumulated deficit of $486.7 million and $433.1 million, respectively.

We anticipate we will continue to incur net losses for the foreseeable future and incur additional costs associated with being a public company. We expect research and development expenses to decrease in 2019 compared to 2018 as the last patient for AMPOWER exited the study in late 2018, and AMPREVENCE was 100% enrolled at the end of March 2019 and the last patient is expected to exit the study in the third quarter of 2019. We expect general and administrative expenses to increase in 2019, specifically sales and marketing expenses, as we hire additional personnel to support the growth of our business and various pre-commercialization activities in preparation for the anticipated launch of Amphora in 2020, if approved. According to management estimates, liquidity resources as of June 30, 2019 are not sufficient to maintain our planned level of operations for the next 12 months. In addition, the uncertainties associated with our ability to (i) obtain additional equity financing on terms that are favorable to us, (ii) enter into collaborative agreements with strategic partners and (iii) succeed in our future operations, raise substantial doubt about our ability to continue as a going concern.

The opinion of our independent registered public accounting firm on our audited financial statements as of and for the years ended December 31, 2018 and 2017 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. Our unaudited condensed consolidated financial statements as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 appearing in this Quarterly Report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue our operations.
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

In late February 2019, the Company amended the Note, which extended the due date to April 15, 2019. In April 2019, the Company paid the Note in full.
Summary Statement of Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Six Months Ended June 30,		2019 vs. 2018
	2019	2018	$ Change	% Change
Net cash, cash equivalents and restricted cash used in operating activities	$(27,226)	$(37,325)	$10,099	(27)%
Net cash, cash equivalents and restricted cash provided by investing activities	250	2,150	(1,900)	(88)%
Net cash, cash equivalents and restricted cash provided by financing activities	76,295	56,816	19,479	34%
Net (decrease) increase in cash, cash equivalents and restricted cash	$49,319	$21,641	$27,678	128%

Cash Flows from Operating Activities. Since inception, the primary use of cash, cash equivalents and restricted cash has been to fund development of our lead MVP-R product candidate, Amphora, for prevention of pregnancy as well as potential other indications and to support general and administrative operations.

Cash Flows from Investing Activities. Net cash, cash equivalents and restricted cash provided by investing activities for the six months ended June 30, 2019 decreased by $1.9 million compared to the same period in 2018 primarily due to non-recurring cash acquired from Neothetics in connection with the Merger in 2018 as described in Note 1- Description of Business and Basis of Presentation.

Cash Flows from Financing Activities. During the six months ended June 30, 2019, the primary source of cash, cash equivalents and restricted cash was the issuance of 2,376,062 shares of common stock upon the exercise of warrants in February 2019 for gross proceeds of $6.3 million, and issuance of an aggregate of 17,777,779 shares of common stock and common warrants to purchase 4,444,446 shares of common stock pursuant to the Private Placement as described in Note 10- Private Placement during the second quarter of 2019 for gross proceeds of $75.4 million, net of financial advisory fees.
The cash inflow was offset by the $4.0 million repayment of Note Payable during the second quarter of 2019, $0.9 million in payments of financing costs and $0.5 million payments of tax withholdings related to vesting of restricted stock awards.

During the six months ended June 30, 2018, the primary source of cash, cash equivalents and restricted cash was the sale of 1,614,289 shares of the Company's common stock for gross proceeds of $20.0 million in a private placement transaction with Invesco, the sale of 7,436,171 shares of common stock, pre-funded warrants to purchase 1,063,829 shares of common stock and common warrants to purchase 1,700,000 shares of common stock for net proceeds of $37.5 million in connection with the Offering, offset by $0.6 million payments of financing costs and $0.2 million payment of Series D dividends upon conversion of Series D into Neothetics’ common stock.

Operating and Capital Expenditure Requirements

We expect research and development expenses to decrease in 2019 compared to 2018 as the last patient for AMPOWER exited the study in the fourth quarter of 2018. AMPREVENCE was fully enrolled at the end of March 2019 and the last patient is expected to exit the study in the third quarter of 2019. In addition, we expect to incur costs as we make improvements to our manufacturing process. The process of conducting preclinical and clinical trials necessary to obtain regulatory approval is costly and time consuming and we may never succeed in achieving regulatory approval for any of our product candidates. The probability of success for each product candidate will be affected by numerous factors, including preclinical data, clinical trial data, competition, manufacturing capability and commercial viability. We are responsible for all research and development costs for our programs.

We expect general and administrative expenses to increase, specifically sales and marketing expenses, as we hire additional personnel to support the growth of our business and various pre-commercialization activities in preparation of the anticipated launch of Amphora in 2020, if approved. We also anticipate increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with stock exchange listing and SEC requirements, and directors' and officers' liability insurance premiums.
When we believe regulatory approval of a product candidate appears likely, we expect to incur significant costs as we establish a sales and marketing infrastructure for its expected distribution, promotion and sale.

Off-Balance Sheet Arrangements

As of June 30, 2019 and December 31, 2018, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

During a clinical trial, we adjust the clinical expense recognition if actual results differ from estimates. We make estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical trial accruals are partially dependent upon accurate reporting by CROs and other third-party vendors. Although we do not expect estimates to differ materially from actual amounts, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any reporting period. For the three and six months ended June 30, 2019 and 2018, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

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

Fair Value of Warrants

The fair value of each of (i) the WIM and Invesco Warrants issued in connection with the Merger, (ii) Reload Warrants issued in February 2019, (iii) warrants issued in April and June 2019 in connection with the Private Placement, and (iv) the change in fair value of warrants as a result of the modification and mark-to-market for liability-classified warrants were determined using the BSM option-pricing model based on the applicable assumptions, which includes the exercise price of warrants, time to expiration, expected volatility of our peer group, risk-free interest rate and expected dividend.

Fair Value of Purchase Rights

The fair value of the Purchase Rights issued during the First Closing in connection with the Private Placement and the change in fair value of Purchase Rights as a result of the mark-to-market due to their classification change from liability to equity upon stockholder approval of the Private Placement were determined using a combination of a lattice model and a BSM option-pricing model. The lattice model was used to determine a range of future value of the Company's common stock as of the Second Closing. The BSM option-pricing model was used to determine the fair value of the warrants issued at the Second Closing and the existing warrants subsequently canceled at the Second Closing (see discussion of the warrants canceled in Note 10- Private Placement) based on the applicable assumptions, including the future value of the Company's common stock as determined by the lattice model, warrants exercise price, time to expiration, expected volatility of our peer group, risk-free interest rate and expected dividend. The fair value of the Purchase Rights was then calculated as the difference between the sum of the future value of the Company's common stock and value of the Second Closing warrants, and the sum of the purchase price of $4.50 for the Second Closing and the value of canceled warrants. The fair value of the Purchase Rights was calculated through backward induction within the lattice model framework.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April 1 - April 30	11,650	$3.55	—	—
June 1 - June 30	74,811	$6.36	—	—

(1) These shares were surrendered to the Company to satisfy tax withholdings obligations in connection with the vesting of
RSAs.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Exhibit Title	Filed Herewith	Incorporated by Reference
			Form	File No.	Date Filed
4.1	Form of Warrant.		8-K	001-36754	04/11/2019
4.2	Form of Warrant for Woodford.		8-K	001-36754	04/11/2019
9.1	Form of Voting and Support Agreement.		8-K	001-36754	04/11/2019
10.1	Securities Purchase Agreement.		8-K	001-36754	04/11/2019
10.2	Registration Rights Agreement.		8-K	001-36754	04/11/2019
10.3	Consulting Agreement, dated as of April 1, 2019, by and between Evofem Biosciences Operations, Inc. and Thomas Lynch.		10-Q	001-36754	05/07/2019
10.4	Evofem Biosciences, Inc. Amended and Restated 2014 Equity Incentive Plan.		8-K	001-36754	06/05/2019
10.5	Evofem Biosciences, Inc. 2019 Employee Stock Purchase Plan.		8-K	001-36754	06/05/2019
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
†101.INS	XBRL Instance Document	X
†101.SCH	XBRL Taxonomy Extension Schema Document	X
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
†101.DEF	XBRL Definition Linkbase Document	X
†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

†
The financial information of Evofem Biosciences, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed on August 6, 2019 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Operations, (iv) the Condensed Consolidated Statement of Stockholders’ Equity (Deficit), (v) the Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit), (vi) the Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Unaudited Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVOFEM BIOSCIENCES, INC.

Date: August 6, 2019	By:	/s/ Justin J. File
Justin J. File
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)