Form 10-Q
period 2019-09-30
Evofem Biosciences, Inc.
filed 2019-11-07
CIK 1618835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________

FORM 10-Q
  ____________________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 001-36754
  _____________________________________________________
  EVOFEM BIOSCIENCES, INC.
(Exact name of registrant as specified in its charter)
 ___________________________________________________

Delaware (State or other jurisdiction of incorporation)	20-8527075 (IRS Employer Identification No.)

12400 High Bluff Drive, Suite 600 San Diego, CA (Address of Principal Executive Offices)	92130 (Zip Code)
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
The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of October 31, 2019 was 46,810,803.

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

•	top-line or initial data figures;

•	our ability to expand our organization to accommodate potential growth; and

•	our ability to retain and attract key personnel.
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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands, except par value and share data)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$32,120	$1,330
Restricted cash	386	431
Short-term investments	3,715	—
Prepaid and other current assets	1,311	717
Total current assets	37,532	2,478
Property and equipment, net	546	593
Operating lease right-of-use assets	315	—
Other noncurrent assets	596	939
Total assets	$38,989	$4,010
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$5,163	$8,882
Note payable	—	4,010
Accrued expenses	6,453	11,513
Accrued compensation	2,916	2,924
Operating lease liabilities	382	—
Total current liabilities	14,914	27,329
Deferred rent	—	37
Total liabilities	14,914	27,366
Commitments and contingencies (Note 6)
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 300,000,000 shares authorized; 46,791,230 and 25,867,248 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively;	5	3
Additional paid-in capital	524,532	409,787
Accumulated deficit	(500,462)	(433,146)
Total stockholders’ equity (deficit)	24,075	(23,356)
Total liabilities and stockholders’ equity	$38,989	$4,010

See accompanying notes to the condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$5,663	$9,851	$18,798	$33,643
General and administrative	8,634	8,582	21,072	29,018
Total operating expenses	14,297	18,433	39,870	62,661
Loss from operations	(14,297)	(18,433)	(39,870)	(62,661)
Other income (expense):
Interest income	212	35	338	97
Other income (expense), net	287	(33)	266	(115)
Loss on issuance of warrants	—	—	—	(47,920)
Loss on issuance of Purchase Rights	—	—	(674)	—
Change in fair value of warrants	—	—	(7,755)	—
Change in fair value of Purchase Rights	—	—	(19,617)	—
Change in fair value of Series D 2X liquidation preference	—	—	—	(130)
Total other income (expense), net	499	2	(27,442)	(48,068)
Loss before income tax	(13,798)	(18,431)	(67,312)	(110,729)
Income tax expense	—	—	(4)	(2)
Net loss	(13,798)	(18,431)	(67,316)	(110,731)
Accretion of Series D redeemable convertible preferred stock dividends	—	—	—	(66)
Net loss attributable to common stockholders	$(13,798)	$(18,431)	$(67,316)	$(110,797)
Net loss per share attributable to common stockholders, basic and diluted	$(0.30)	$(0.71)	$(1.83)	$(5.38)
Weighted-average shares used to compute net loss attributable to common stockholders, basic and diluted	46,239,225	25,778,316	36,760,013	20,580,017
See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited) (In thousands, except share data)

	Common Stock		Additional Paid-in Capital		Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2018	25,867,248	$3	$409,787		$(433,146)	$(23,356)
Issuance of common stock upon cash exercise of warrants and issuance of Reload Warrants (see Note 11)	2,376,065	—	10,617		—	10,617
Restricted stock awards issued	470,500	—	—		—	—
Shares withheld to cover taxes related to vesting of restricted stock awards	(1,639)	—	(6)		—	(6)
Stock-based compensation	—	—	1,962		—	1,962
Net loss	—	—	—		(18,068)	(18,068)
Balance at March 31, 2019	28,712,174	$3	$422,360		$(451,214)	$(28,851)
Issuance of common stock in connection with the Private Placement (see Note 10)	17,777,779	2	68,322		—	68,324
Issuance of common stock - exercise of stock options	16,823	—	46		—	46
Restricted stock awards issued/restricted stock units released	6,000	—	—		—	—
Shares withheld to cover taxes related to vesting of restricted stock awards	(86,461)	—	(518)		—	(518)
Reclassification of warrant and Purchase Rights liability to equity	—	—	29,726		—	29,726
Stock-based compensation	—	—	2,515		—	2,515
Net loss	—	—	—		(35,450)	(35,450)
Balance at June 30, 2019	46,426,315	$5	$522,451	—	$(486,664)	$35,792
Financing costs in connection with the Private Placement (see Note 10)	—	—	(60)		—	(60)
Issuance of common stock - exercise of warrants	200,064	—	—		—	—
Restricted stock awards issued/restricted stock units released	189,000	—	—		—	—
Shares withheld to cover taxes related to vesting of restricted stock awards	(24,149)	—	(122)		—	(122)
Stock-based compensation	—	—	2,263		—	2,263
Net loss	—	—	—		(13,798)	(13,798)
Balance at September 30, 2019	46,791,230	$5	$524,532		$(500,462)	$24,075
See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited) (In thousands, except share data)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C-1 Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2017	12,618,279	$23,848	13,801,318	$43,616	8,558,686	$34,382	5,037,784	$19,469	80	$68,556	2,082,053	$—	$17,731	$(307,277)	$(289,546)
Conversion of convertible preferred stock into common stock, excluding Series D (see Note 8)	(12,618,279)	(23,848)	(13,801,318)	(43,616)	(8,558,686)	(34,382)	(5,037,784)	(19,469)	—	—	1,027,079	—	121,315	—	121,315
Cancellation of restricted stock awards (see Note 12)	—	—	—	—	—	—	—	—	—	—	(122,149)	—	—	—	—
Issuance of common stock upon cashless exercise of Invesco Warrants (see Note 11)	—	—	—	—	—	—	—	—	—	—	3,968,473	1	47,919	—	47,920
Accretion and payment of Series D dividends (see Note 8)	—	—	—	—	—	—	—	—	—	66	—	—	(66)	(157)	(223)
Conversion of Series D dividends and Series D (see Note 8)	—	—	—	—	—	—	—	—	(80)	(5,226)	6,878,989	1	5,225	—	5,226
Redemption of Series D 2X liquidation preference upon conversion of Series D (see Note 8)	—	—	—	—	—	—	—	—	—	—	—	—	80,000	—	80,000
Deemed contribution upon conversion of Series D (see Note 8)	—	—	—	—	—	—	—	—	—	(49,334)	—	—	49,334	—	49,334
Issuance of common stock and WIM Warrants (see Note 8)	—	—	—	—	—	—	—	—	—	(14,062)	3	—	14,062	—	14,062
Private placement of common stock (see Note 3)	—	—	—	—	—	—	—	—	—	—	1,614,289	—	20,000	—	20,000
Record pre-merger Neothetics’ stockholders’ equity and elimination of Neothetics’ historical accumulated deficit (see Note 3)	—	—	—	—	—	—	—	—	—	—	2,308,430	—	1,946	—	1,946
Issuance of common stock - exercise of stock options	—	—	—	—	—	—	—	—	—	—	6,173	—	42	—	42
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	688	—	688
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(69,056)	(69,056)
Balance at March 31, 2018	—	$—	—	$—	—	$—	—	$—	—	$—	17,763,340	$2	$358,196	$(376,490)	$(18,292)
Issuance of common stock, prefunded warrants and common warrants in connection with the Offering, net of underwriting discounts, commissions and offering costs (see Note 9)	—	—	—	—	—	—	—	—	—	—	7,436,171	1	36,130	—	36,131
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	10,663	—	10,663
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(23,244)	(23,244)
Balance at June 30, 2018	—	$—	—	$—	—	$—	—	$—	—	$—	25,199,511	$3	$404,989	$(399,734)	$5,258
Financing costs in connection with the Offering (see Note 9)	—	—	—	—	—	—	—	—	—	—	—	—	(101)	—	(101)
Restricted stock awards/units issued	—	—	—	—	—	—	—	—	—	—	1,305,399	—	—	—	—
Shares withheld to cover taxes related to vesting of restricted stock awards	—	—	—	—	—	—	—	—	—	—	(620,285)	—	(1,526)	—	(1,526)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	4,735	—	4,735
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(18,431)	(18,431)
Balance at September 30, 2018	—	$—	—	$—	—	$—	—	$—	—	$—	25,884,625	$3	$408,097	$(418,165)	$(10,065)
See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(67,316)	$(110,731)
Adjustments to reconcile net loss to net cash, cash equivalents and restricted cash used in operating activities:
Loss on issuance of warrants	—	47,920
Loss on issuance of Purchase Rights	674	—
Change in fair value of warrants	7,755	—
Change in fair value of Purchase Rights	19,617	—
Change in fair value of Series D 2X liquidation preference	—	130
Stock-based compensation	6,740	16,086
Depreciation	198	196
Noncash lease expenses	487	—
Changes in operating assets and liabilities:
Prepaid and other assets	(408)	(207)
Accounts payable	(3,628)	(1,501)
Accrued expenses and other liabilities	(5,186)	2,139
Accrued compensation	(8)	(56)
Operating lease liabilities	(576)	—
Deferred rent, net of current portion	—	(229)
Net cash, cash equivalents and restricted cash used in operating activities	(41,651)	(46,253)
Cash flows from investing activities:
Purchases of property and equipment	(23)	—
Proceeds from sale of Softcup line of business	250	250
Purchase of short-term investments	(3,715)	—
Cash acquired in connection with the Merger	—	1,900
Net cash, cash equivalents and restricted cash (used in) provided by investing activities	(3,488)	2,150
Cash flows from financing activities:
Proceeds from issuance of common stock- exercise of warrants	6,273	—
Proceeds from issuance of common stock, warrants and Purchase Rights in connection with Private Placement, net of financial advisory fees	75,400	20,000
Proceeds from issuance of common stock, pre-funded warrants and common warrants in connection with the Offering, net of underwriting discounts and commissions	—	37,542
Proceeds from issuance of common stock - exercise of stock options	46	42
Repayment of Note Payable	(4,010)	—
Payment of cash dividends for Series D redeemable convertible preferred stock	—	(157)
Cash paid for financing costs	(1,180)	(977)
Payments of tax withholdings related to vesting of restricted stock awards	(645)	(1,526)
Net cash, cash equivalents and restricted cash provided by financing activities	75,884	54,924
Net change in cash, cash equivalents and restricted cash	30,745	10,821
Cash, cash equivalents and restricted cash, beginning of period	1,761	1,701
Cash, cash equivalents and restricted cash, end of period	$32,506	$12,522
Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$802	$—
Financing costs included in accounts payable and accrued expenses	$50	$536
Purchases of property and equipment included in accounts payable and accrued expenses	$127	$—
Reclassification of warrants and Purchase Rights liability to equity	$6,120	$—
Net assets acquired in connection with the Merger	$—	$46
Conversion of convertible preferred stock into common stock (excluding Series D)	$—	$121,315
Conversion of Series D redeemable convertible preferred stock into common stock	$—	$68,622
Redemption of Series D 2X liquidation preference upon conversion of Series D redeemable convertible preferred stock into common stock	$—	$80,000
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

In connection with the Merger, Neothetics filed a certificate of amendment to the amended and restated certificate of incorporation to, among other things, affect a 6:1 reverse stock split of its common stock (the Reverse Stock Split) and change its name from “Neothetics, Inc.” to “Evofem Biosciences, Inc.” Both the name change and the Reverse Stock Split were effective on January 17, 2018 (the Closing Date). Shares of the Company’s common stock commenced trading on The Nasdaq Capital Market under the ticker symbol “EVFM” as of January 18, 2018. See discussions of the transactions in connection with the Merger at Note 3- Merger and Related Transactions.

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
Evofem’s MVP-Rs are acid-buffering bioadhesive vaginal gels designed to regulate vaginal pH within the normal range of 3.5 to 4.5. This vaginal pH range is inhospitable to spermatozoa, as well as certain viral and bacterial pathogens associated with STIs, but is integral to the survival of healthy bacteria in the vagina.
Evofem’s lead MVP-R product candidate, Amphora® (L-lactic acid, citric acid, and potassium bitartrate), is a non-hormonal, on demand, woman-controlled vaginal gel. The Company has reported top-line data from AMPOWER, its Phase 3 trial evaluating the safety and efficacy of Amphora for prevention of pregnancy in approximately 1,400 women in the United States. Amphora is currently being evaluated in a Phase 2b trial for prevention of urogenital transmission of chlamydia and gonorrhea in women (AMPREVENCE). AMPREVENCE was fully enrolled at approximately 50 study centers in the United States at the end of March 2019. The Company completed the treatment phase of the trial in late August 2019, and top-line data is expected in November of 2019.
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

The unaudited interim condensed consolidated financial statements included in this report have been prepared on the same basis as the Company’s audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, cash flows, and statements of convertible preferred stock and stockholders’ deficit for the periods presented. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results expected for the full year. The condensed consolidated balance sheet as of December 31, 2018 was derived from the 2018 Audited Financial Statements.
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
The Company’s principal operations have been related to research and development (R&D), including development of Amphora, as well as raising capital, recruiting personnel and establishing a corporate infrastructure to support a commercial product. The Company has no revenues and, as such, has incurred operating losses and negative cash flows from operating activities since inception. As described in Note 8- Convertible Preferred Stock, Note 9- Public Offering and Note 10- Private Placement, the Company received gross proceeds of approximately $6.3 million upon the exercise of warrants in February 2019, and proceeds of approximately $28.2 million and $47.2 million, net of financial advisory fees, upon the sale and issuance of common stock pursuant to a Private Placement with certain investors in April 2019 and June 2019, respectively. As of September 30, 2019, the Company had cash and cash equivalents of $32.1 million, working capital of $22.6 million and an accumulated deficit of $500.5 million.
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

The Company anticipates it will continue to incur net losses for the foreseeable future and incur additional costs associated with being a public company. R&D expenses are expected to decrease for the foreseeable future due to completion of the clinical phase of AMPOWER in December 2018 and the treatment phase of the AMPREVENCE trial in late August 2019. Sales and marketing expenses are expected to increase for the foreseeable future due to anticipated pre-commercialization activities in 2019 and early 2020 in preparation for the anticipated launch of Amphora in 2020, if approved. According to management estimates, liquidity resources as of September 30, 2019 are not sufficient to maintain its planned level of operations for the 12 months from the date of issuance of the financial statements.

These circumstances and the uncertainties associated with the Company’s ability to (i) obtain additional equity financing on terms that are favorable to Evofem, (ii) enter into collaborative agreements with strategic partners and (iii) succeed in its future operations raise substantial doubt about the Company’s ability to continue as a going concern.

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

Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include, but are not limited to: the discount rate used in estimating the fair value of the lease right-of-use (ROU) assets and lease liabilities, the measurement of the Series D 2X liquidation preference, assumptions used in estimating the fair value of warrants and Purchase Rights issued, the useful lives of property and equipment, the recoverability of long-lived assets, clinical trial accruals, and assumptions used in estimating the fair value of stock-based compensation expense. The Company’s assumptions regarding the measurement of the First Closing Warrants, the Purchase Rights, the Series D 2X liquidation preference, the lease ROU assets and lease liabilities, and stock-based compensation are more fully described in Note 5 — Fair Value of Financial Instruments, Note 6 — Commitments and Contingencies, and Note 12 — Stock-based Compensation. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances and adjusts when facts and circumstances dictate. The estimates are the basis for making judgments about the carrying values of assets and liabilities and recorded expenses that are not readily apparent from other sources. As future events and their effects cannot be determined with precision, actual results may materially differ from those estimates or assumptions.
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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. Deposits in the Company’s checking, time deposit and investment accounts are maintained in federally insured financial institutions and are subject to federally insured limits or limits set by Securities Investor Protection Corporation. The Company invests in funds through a major U.S. bank and is exposed to credit risk in the event of default to the extent of amounts recorded on the consolidated balance sheets.

The Company has not experienced any losses in such accounts and believes it is not exposed to significant concentrations of credit risk on its cash, cash equivalents and restricted cash balances due to the financial position of the depository institutions in which these deposits are held.

Significant Accounting Policies

There have been no changes to the significant accounting policies that were described in Note 2 to the 2018 Audited Financial Statements during the first nine months of fiscal year 2019, except the accounting policy for leases and investments in marketable securities as disclosed below.

Leases
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

The Company determines if an arrangement is a lease or implicitly contains a lease at inception based on the lease definition, and if the lease is classified as an operating lease or finance lease in accordance with ASC 842. Operating leases are included in operating lease ROU assets and operating lease liabilities in its condensed consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date or the Adoption Date for existing leases based on the present value of lease payments over the lease term using an estimated discount rate. As the Company’s leases do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at commencement date or the Adoption Date in determining the present value of lease payments over a similar term. In determining the estimated incremental borrowing rate, the Company considered a rate obtained from its primary banker for discussion purposes of a potential collateralized loan with a term similar to the lease term, the Company’s historical borrowing capability in the market, and the Company’s costs incurred for underwriting discounts and financing costs in its previous equity financing. The ROU assets also include any lease payments made and exclude lease incentives. For operating leases, lease expense is recognized on a straight-line basis over the lease term. Lease and non-lease components within a contract are generally accounted for separately.

Operating lease ROU assets and lease liabilities were $0.3 million and $0.4 million, respectively, at September 30, 2019. Adoption of the new standard did not materially impact the Company’s condensed consolidated statement of operations and cash flows. See Note 6 - Commitments and Contingencies for more detail discussions on leases and financial statements information under ASC 842.

Investments in Marketable Securities

The Company's marketable investments are primarily money market funds and fixed income debt securities.

Short-term investments consist of marketable fixed income debt securities with original maturities in excess of three months with remaining maturities of less than one year. Marketable fixed income debt securities where the Company has both the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Unrealized gains or losses on held-to-maturity securities are not recognized until maturity, except other-than-temporary unrealized losses which are recognized in earnings in the period incurred. The Company evaluates securities with unrealized losses to determine whether such losses are other than temporary. Interest on investments in money market funds is reported in interest income.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of readily available cash in checking accounts, money market funds, and investments in fixed income debt securities with original maturities less than three months. Restricted cash consists of cash held in monthly time deposit accounts, which are collateral for the Company’s credit cards and facility lease.
The following table provides a reconciliation of cash, cash equivalents and restricted cash, reported within the condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Cash and cash equivalents	$32,120	$12,076
Restricted cash	386	446
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows	$32,506	$12,522

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

	Three and Nine Months Ended September 30,
	2019	2018
Unvested restricted stock awards subject to repurchase	421,300	—
Unvested restricted stock units	113,000	—
Common stock to be purchased under the 2019 ESPP	55,132	—
Options to purchase common stock	6,424,179	4,638,324
Warrants to purchase common stock	6,168,815	4,775,886
Total	13,182,426	9,414,210
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
Recently Issued Accounting Pronouncements — Not Yet Adopted
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) (ASU No. 2018-13), which removes, modifies and adds certain disclosure requirements on fair value measurements in Topic 820. ASU No. 2018-13 will be effective for the Company beginning January 1, 2020. Early adoption is permitted. The Company does not plan to early adopt this new standard and does not expect the adoption of this new standard to have a material impact on current disclosures in its consolidated financial statements.

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

•
Converted each share of Private Evofem’s capital stock including its Series A convertible preferred stock, Series B convertible preferred stock, Series C-1 convertible preferred stock and Series C convertible preferred stock into the

Company’s common stock on a one-for-one basis effecting the merger exchange ratio of 0.1540, subject to adjustment for the Reverse Stock Split (the Exchange Ratio) and the Reverse Stock Split for an aggregate of 1,027,079 shares. Upon such conversion, reclassified the net proceeds from issuance of these preferred stocks to common stock at par value and additional paid-in capital, net of par value;

•	Cancelled 122,149 shares of unvested restricted common stock;

•
Issued warrants for the purchase up to an aggregate of 3,980,437 shares of common stock to funds affiliated with Invesco Ltd. (the Invesco Warrants), which were immediately net exercised on a cashless basis for 3,968,473 shares of common stock;

•	Converted 80 shares of Private Evofem’s Series D redeemable convertible preferred stock (Series D) into 6,878,989 shares of the Company’s common stock, including:

i. Adjustment for the final change in fair value of Private Evofem’s Series D 2X liquidation preference;

ii. Redemption of the Series D 2X liquidation preference upon conversion;

iii. Private Evofem’s Series D Warrant Rights (as defined below) were assumed by the Company and exchanged for three shares of the Company’s common stock and warrants for the purchase of 2,000,000 shares of the Company’s common stock (the WIM Warrants). The Company recorded the fair value of the WIM Warrants and related capital contribution upon issuance of the WIM Warrants; and

iv. Recording cash dividends between January 6, 2018 and the Closing Date, which was paid upon closing of the Merger to Woodford Investment Management Ltd. (WIM).

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

•	Sold 1,614,289 shares of the Company’s common stock in a private placement for gross proceeds of $20.0 million.

4.    Balance Sheet Details
Short-term Investments
Short-term investments consist of held-to-maturity securities that will be due in one year or less. The following table illustrates the held-to-maturity securities’ amortized costs at purchase and the fair value at September 30, 2019 (in thousands):

	Amortized Cost Basis	Gross Unrealized Gains	Fair Value
Fixed income debt securities	$3,715	$3	$3,718
Total held-to-maturity securities	$3,715	$3	$3,718
Prepaid and Other Current Assets
Prepaid and other current assets consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Flex note receivable (1)	$250	$250
Insurance	664	199
Other	397	268
Total	$1,311	$717
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
Property and Equipment, Net
Property and equipment, net, consists of the following (in thousands):

	Useful Life	September 30, 2019	December 31, 2018
Research equipment	5 years	$639	$639
Computer equipment and software	3 years	13	13
Office furniture	5 years	205	205
Leasehold improvements	5 years or less	340	340
Construction in-process	—	151	—
		1,348	1,197
Less: accumulated depreciation		(802)	(604)
Total, net		$546	$593
Depreciation expense was approximately $0.1 million for both the three months ended September 30, 2019 and 2018, and $0.2 million for both the nine months ended September 30, 2019 and 2018.
Other Noncurrent Assets
Other noncurrent assets consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Flex note receivable, net of current portion	$250	$500
Prepaid directors & officers insurance	346	439
Total	$596	$939

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

In late February 2019, the Company amended the Note, which extended the due date to April 15, 2019. In April 2019, the Company paid the Note in full.

Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Clinical studies	$3,121	$9,153
Sublicense fees payable to related parties	—	1,117
Accrued interest on unpaid sublicense fees payable to related parties	—	174
Legal and other professional fees	687	549
Manufacturing related costs	2,033	—
Other	612	520
Total	$6,453	$11,513

5.    Fair Value of Financial Instruments
The fair values of the Company’s assets, including the money market funds, investments in marketable fixed income debt securities classified as cash and cash equivalents, investments in marketable fixed income debt securities classified as held-to-maturity and Flex Note receivable, measured on a recurring basis are summarized in the following tables, as applicable (in thousands):

	September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$5,554	$5,554	$—	$—
Fixed income debt securities classified as cash and cash equivalents	15,748	—	15,748	—
Fixed income debt securities classified as short-term investments	3,718	—	3,718	—
Flex note receivable	500	—	500	—
Total assets	25,520	5,554	19,966	—

	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund (1)	$154	$154	$—	$—
Flex note receivable	750	—	750	—
Total assets	904	154	750	—
_______________________
(1) Included as a component of cash and cash equivalents on the accompanying condensed consolidated balance sheet.
As discussed in Note 10- Private Placement, the First Closing Warrants and Purchase Rights were determined to be liability classified. Therefore, they were stated at fair value at issuance and marked to market at each reporting date until shareholder approval was obtained in June 2019 that changed their classification from liability to equity. Series D 2X liquidation preference issued in connection with the issuance of Series D in 2016 and 2017 was also stated at fair value.
The First Closing Warrants, Purchase Rights and Series D 2X liquidation preference were considered Level 3 instruments because the fair value measurement was based, in part, on significant inputs not observed in the market. The Company determined the fair value of these three instruments as described below.
The following table summarizes the changes in Level 3 financial liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2019 and 2018 (in thousands). There were no activities for the three months ended September 30, 2019 and 2018.

Warrant Liability
Balance at December 31, 2018	$—
Initial warrant liability at issuance	3,611
Change in fair value of warrants	3,315
Reclassification from warrant liability to equity	(6,926)
Balance at September 30, 2019	$—

Purchase Rights Liability
Balance at December 31, 2018	$—
Initial purchase rights liability at issuance	3,183
Change in fair value of purchase rights	19,617
Reclassification from purchase rights liability to equity	(22,800)
Balance at September 30, 2019	$—

Series D 2X Liquidation Preference Liability
Balance at December 31, 2017	$79,870
Change in fair value of Series D 2X liquidation preference	130
Redemption of Series D 2X liquidation preference upon conversion of Series D	(80,000)
Balance at September 30, 2018	$—
First Closing Warrants

The fair value of the First Closing Warrants issued in April 2019 in connection with the Private Placement and the change in fair value of warrants as a result of mark-to-market were determined using the Black-Scholes-Merton (BSM) option-pricing model based on the following weighted-average assumptions for the period indicated.

Nine Months Ended September 30, 2019
Expected volatility	75.0%
Risk-free interest rate	2.2%
Expected dividend yield	—%
Expected term (years)	6.9
Purchase Rights

The fair value of the Purchase Rights issued during the First Closing in connection with the Private Placement and the change in fair value of Purchase Rights as a result of being marked to market at the time of their classification change from liability to equity upon stockholder approval of the Private Placement were determined using a combination of a lattice model and a BSM option-pricing model. The lattice model was used to determine a range of future value of the Company’s common stock as of the Second Closing. The BSM option-pricing model was used to determine the fair value of the warrants issued at the Second Closing and the existing warrants subsequently canceled at the Second Closing (see discussion of the warrants canceled in Note 10- Private Placement) based on the applicable assumptions, including the future value of the Company’s common stock as determined by the lattice model, warrants exercise price, time to expiration, expected volatility of the Company's peer group, risk-free interest rate and expected dividend. The fair value of the Purchase Rights was then calculated as the difference between the sum of the future value of the Company’s common stock and value of the Second Closing warrants, and the sum of the purchase price of $4.50 for the Second Closing and the value of canceled warrants. The fair value of the Purchase Rights was calculated through backward induction within the lattice model framework.
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
In connection with the Merger, Private Evofem converted 80 shares of Series D into the Company’s common stock. The valuations resulted in a concluded fair value of the Series D 2X liquidation preference of $80.0 million as of the Closing Date, which was reclassified from a Series D 2X liquidation preference to additional paid-in capital upon the conversion into the Company’s common stock.
The change in fair value of the Series D 2X liquidation preference for the nine months ended September 30, 2018 was $0.1 million. There was no such change for the three months ended September 30, 2018, and three and nine months ended September 30, 2019 as the Series D was converted into common stock in connection with the Merger.

6.    Commitments and Contingencies
Operating Leases
2015 Lease

Effective January 30, 2015, Private Evofem entered into a sublease for office space under a noncancelable lease agreement that expires in March 2020 (the 2015 Lease), which is the Company’s primary office space. The sublease provides for two renewal periods of five years each, but the sub-lessor is not expected to renew its lease. In lieu of paying a security deposit directly to the sub-lessor, the Company maintains a time deposit in favor of the sub-lessor (the Deposit), which is included in restricted cash in the condensed consolidated balance sheets. During months 13 through 58 of the 2015 Lease term, subject to certain restrictions, approximately $5,000 of the Deposit may be released each month through November 2019 and approximately $66,000 of the Deposit may be released each month between December 2019 and March 2020. As of September 30, 2019 and December 31, 2018, restricted cash maintained as collateral for the Company’s Deposit was $0.3 million for both periods.
Concurrent with the execution of the 2015 Lease, Private Evofem entered into a sublease with WomanCare Global Trading, Inc. (WCGT) whereby WCGT agreed to sublease approximately 25% (subject to annual adjustment), as amended, of the Company’s primary office space aforementioned (the WCG Sublease). The Company remains the primary obligor under the WCG Sublease and records all sublease income as a reduction of rent expense in the condensed consolidated statements of operations. WCGT paid an initial security deposit of approximately $0.3 million (the WCG Security Deposit). Effective April 1, 2018, the WCG Sublease was reassigned from WCGT to WCG Cares, whereby WCG Cares agreed to pay the Company 20% of the overall lease payment under the 2015 Lease. All terms and conditions remain the same as the original WCG Sublease. The remaining WCG Security Deposit totaled approximately $0.2 million was repaid to WCGT in June 2018. The Company terminated the WCG Sublease in the fourth quarter of 2018. There were no sublease payments received pursuant to the WCG Sublease during the three and nine months ended September 30, 2019, and $0.1 million sublease payments were received for both the three and nine months ended September 30, 2018.

Leased Space
In August 2017, the Company entered into a manufacturing and supply agreement with an outside supplier for non-recoverable expenses incurred by the supplier during non-commercial periods for a term of one year from August 2017. This agreement was further renewed by both parties to cover the period from August 2018 to late 2019. Under the agreement, the supplier provides a dedicated packaging space for the Company with a fixed monthly cost. The Company determined that this dedicated space is accounted for as an operating lease under ASC 842 Leases. The lease for this Leased Space expired in September 2019.

Supplemental Financial Statement Information

Lease Assets and Liabilities (in thousands)	September 30, 2019
Operating right-of-use assets	$315
Operating lease liabilities	382

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost (in thousands)	Classification	2019	2018	2019	2018
Operating lease expense	Research and development	$76	$43	$241	$116
Operating lease expense	General and administrative	110	$92	322	$273
Total		$186	$135	$563	$389

Lease Term and Discount Rate	September 30, 2019
Weighted Average Remaining Lease Term (in years)	0.50
Weighted Average Discount Rate	12%

Maturity of Operating Lease Liabilities (in thousands)	September 30, 2019
Year ending December 31, 2019	$194
Year ending December 31, 2020	201
Total lease payments	395
Less: imputed interest	(13)
Total	$382

Maturity of Operating Lease Liabilities under the 2015 Lease (in thousands)	December 31, 2018
Year ending December 31, 2019	$777
Year ending December 31, 2020	201
Total	$978

Other information (in thousands)	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows in operating leases	$640
Contingencies
From time to time the Company may be involved in various lawsuits, legal proceedings or claims that arise in the ordinary course of business. There were no claims or actions pending against the Company as of September 30, 2019 and December 31, 2018, which management believes would have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.
Intellectual Property Rights
In 2014, Private Evofem entered into an amended and restated license agreement with Rush University (the Rush License Agreement) pursuant to which Rush University granted Private Evofem an exclusive, worldwide license of certain patents and know-how related to its MVP-R technology authorizing Private Evofem to make, distribute and commercialize products and processes for any and all therapeutic, prophylactic and/or diagnostic uses, including, without limitation, use for female vaginal health and/or birth control.
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
In October 2015, the Company’s subsidiaries, ENA and EP entered into separate sublicense agreements (the Sublicenses) with WomanCare Global Trading CIC (WCGCIC) for a contraceptive vaginal ring. In August 2016, ENA, EP and WCGCIC entered into a side letter to modify the timing of the 2016 and 2017 payments due under the Sublicenses. On an aggregate basis, consideration under the Sublicenses consisted of (i) payments or potential payments to the licensor of (a) an upfront payment of $10.0 million, (b) potential regulatory and commercial milestone payments up to $32.0 million, (c) potential royalty payments on net product sales and (d) potential royalty payments on net sales of an equivalent generic product and (ii) $5.0 million in annual sublicense fees through October 1, 2019 to WCGCIC. In December 2016, under the terms of the Sublicenses, ENA and EP provided 90-days written notice of termination of the Sublicenses to WCGCIC, which period concluded on March 28, 2017.
During the quarter ended March 31, 2019, the Sublicenses were reassigned to WCG Cares, upon which, the unpaid sublicense fees ceased accruing interest and all accrued sublicense fees and interest expense of $1.3 million were transferred and became payable to WCG Cares. During the quarter ended September 30, 2019, the Company and WCG Cares entered into a settlement agreement, whereby the Company paid $1.0 million to WCG Cares to settle the entire outstanding balance. The Company recorded the difference of $0.3 million as a concession recorded within other income (expense) in its condensed consolidated statement of operations. As of December 31, 2018, the Company had accrued sublicense fees and accrued interest expense on unpaid sublicense fees of approximately $1.1 million and $0.2 million, respectively, which are included in the condensed consolidated balance sheets. No such amount was outstanding as of September 30, 2019 due to the settlement. See Note 7 – Related-party Transactions for a summary of the Company’s transactions with WCGCIC, WomanCare Global International, a non-profit organization registered in England and Wales (WCGI) and related entities, and WCG Cares.

7.    Related-party Transactions
Consulting Agreements
Effective April 1, 2016, Private Evofem entered into a one-year consulting agreement (the 2016 Consulting Agreement) with Thomas Lynch, the chairman of the Company’s board of directors. Pursuant to the 2016 Consulting Agreement, Mr. Lynch provided consulting services with respect to investor relations and business development activities as requested from time to time. Pursuant to the 2016 Consulting Agreement, Mr. Lynch (i) received compensation of approximately $0.4 million, including $0.1 million related to his board services, (ii) received a stock option for the purchase of 3,850 shares of common stock with an exercise price of $46.36 per share, which vest over a one-year period through March 1, 2017 and (iii) was issued a restricted stock unit (RSU) for the rights to 2,566 shares of common stock. Upon the closing of the Merger, Mr. Lynch agreed to cancel his unvested RSU received pursuant to the 2016 Consulting Agreement. See Restricted Stock Units discussion in Note 12 — Stock-based Compensation for the accounting treatment for Mr. Lynch’s RSU granted in 2016. On July 2, 2018, under the Amended and Restated 2014 Plan (as defined below), the Company issued 75,000 RSUs to Mr. Lynch in consideration for certain consulting services provided to the Company in connection with the 2016 Consulting Agreement. The RSUs fully vested on the grant date.
In August 2017, Private Evofem and Mr. Lynch entered into a two-year consulting agreement (the 2017 Consulting Agreement), which was effective as of April 1, 2017. The 2017 Consulting Agreement expired in accordance with its terms on March 31, 2019. This 2017 Consulting Agreement provided for (i) annual compensation of $0.4 million, including $0.1 million related to his board services and (ii) a stock option for the purchase of 6,416 shares of common stock that was to vest quarterly through March 31, 2018, which remained unissued at the time of the Merger. On March 12, 2018, the Company issued a stock option for the purchase of 225,000 shares of the Company’s common stock with an exercise price of $7.29 per share in lieu of the unissued stock option pursuant to the 2017 Consulting Agreement, of which 125,000 shares vested on the grant date and the remaining shares vested in a series of twelve successive equal monthly installments upon completion of each additional month of service measured from April 1, 2018. The option was awarded in connection with Mr. Lynch’s consulting services for the Company for the fiscal years 2016 to 2018. On July 31, 2018, the Company issued additional stock options for the purchase of 85,500 shares of the Company’s common stock with an exercise price of $2.10 per share pursuant to the 2017 Consulting Agreement, which shares will vest in a series of 36 successive equal monthly installments upon completion of each additional month of service measured from the grant date. In addition, on July 31, 2018, the Compensation Committee, with the authorization of the board of directors, approved a one-time, discretionary cash bonus award to Mr. Lynch in the amount of $50,000.
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
Consulting fees incurred under the 2017 and 2019 Consulting Agreements were approximately $0.1 million for both the three months ended September 30, 2019 and 2018, and $0.5 million and $0.2 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019 and December 31, 2018, accrued compensation, excluding board fees, owed to Mr. Lynch was zero and $0.1 million, respectively.
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
Effective January 2016, Private Evofem and WCGI entered into a shared-services agreement (the SSA), which replaced the prior service agreement. Under the terms of the SSA, Private Evofem and WCGI cross charge the other company’s services provided by each entity on behalf of the other. The SSA also allows for netting of due to and due from shared-services fees. In July 2019, the SSA was terminated. Services provided under the SSA on behalf of WCGI were immaterial for the three months ended September 30, 2018, and the three and nine months ended September 30, 2019. Such amounts were approximately $0.1 million for the nine months ended September 30, 2018. Net shared services due to the Company were immaterial as of September 30, 2019 and December 31, 2018.
The following table summarizes receivables and payables related to the Company’s transactions with WCGI related entities for the periods indicated (in thousands). Such amounts were immaterial for the three and nine months ended September 30, 2019. All accrued sublicense fees and interest expense related to the Sublicenses as of December 31, 2018 became payable to WCG Cares during the three months ended March 31, 2019.

	September 30, 2019	December 31, 2018
Receivables	$—	$3
Payables	$—	$1,291

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Payments	$—	$883
Expenses	$20	$79
Transactions with WCG Cares

In 2013, WCG Cares, a 501(c)(3) nonprofit organization, was incorporated under the laws of the State of California. Its primary purpose is to directly engage in and/or fund the development and implementation of programs that promote reproductive health, education, research and increased access to high-quality, innovative and affordable reproductive healthcare and healthcare products around the world. Ms. Pelletier served as the CEO and President of WCG Cares from 2013 to November 2017. She became a member of its board in November 2017 and served as chair of its board of directors from November 2017 to May 2018. Additionally, Mr. Justin J. File served as WCG Cares' Chief Financial Officer from November 2017 to May 2018. Dr. Kelly Culwell served as WCG Cares' Chief Medical Officer from November 2017 to December 2018. Dr. Culwell also was appointed to its board of directors in January 2019 with a term of three years until December 31, 2021. See shared-services agreement discussion below.

The Company agreed to be a corporate sponsor of WCG Cares’ U.S. education campaign, the Tryst Network, which officially launched in February 2018. The Company paid WCG Cares a one-time payment of $0.3 million in March 2018 in connection with this corporate sponsorship of the Tryst Network. During the second quarter of 2018, the Company ceased its corporate sponsorship of the Tryst Network.

In March 2018, the Company and WCG Cares entered into a shared-services agreement (the Cares Shared Services Agreement). Under the terms of the Cares Shared Services Agreement, the Company and WCG Cares cross charged services provided by each entity (or its subsidiaries) on behalf of the other. The Cares Shared Services Agreement also allowed for netting of due to and due from shared-services fees. In July 2019, the Company provided a notice of termination to WCG Cares to terminate the Cares Shared Services Agreement effective September 2019. Services provided under the Cares Shared Services on behalf of WCG Cares were approximately $0.1 million for the nine months ended September 30, 2018, and immaterial for the three months ended September 30, 2018 and for both the three and nine months ended September 30, 2019.
The following table summarizes payments and expenses related to the Company’s transactions with WCG Cares for the periods indicated (in thousands). Such amounts were immaterial for the three months ended September 30, 2018. There were no receivables or payables at September 30, 2019 and December 31, 2018.

	Three and Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Payments	$1,000	$302
Expenses	$—	$127

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

8.    Convertible Preferred Stock
Immediately prior to the Merger, as described in Note 1- Description of Business and Basis of Presentation, each share of Private Evofem’s capital stock (other than Private Evofem’s Series D), including its Series A convertible preferred stock, Series B convertible preferred stock, Series C-1 convertible preferred stock and Series C convertible preferred stock was converted into shares of the Company’s common stock on a one-for-one basis effecting the Exchange Ratio and the Reverse Stock Split for an aggregate of 1,027,079 shares. In addition, each share of Private Evofem’s Series D was converted into approximately 85,987 shares of the Company’s common stock for an aggregate of 6,878,989 shares. As of September 30, 2019 and December 31, 2018, no shares of convertible preferred stock were issued and outstanding.
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
The designated, issued and outstanding shares of convertible preferred stock, by series, as of December 31, 2017 were as follows (aggregate liquidation amount and proceeds, net of issuance costs, in thousands):

	Shares Designated	Original Issue Price	Shares Issued and Outstanding	Common Stock Equivalents (1)	Aggregate Liquidation Amount	Proceeds, Net of Issuance Costs
Series A	12,768,492	$1.9579445	12,618,279	12,618,279	$24,706	$23,848
Series B	31,034,696	$3.2222	13,801,318	13,801,318	44,471	43,616
Series C-1	8,660,572	$3.97	8,558,686	8,558,686	33,978	34,382
Series C	5,037,784	$3.97	5,037,784	5,037,784	20,000	19,469
Series D (2)(3)	80	$500,000	80	—	85,160	39,739
Total	57,501,624		40,016,147		$208,315	$161,054
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
Series D
In July 2016, Private Evofem entered into a Series D purchase agreement with WIM, which was subsequently amended in July 2017 to increase the number of authorized preferred stock for issuance (as amended, the Series D SPA). The Series D SPA authorized the issuance and sale of an aggregate of 80 shares of Series D, which were sold at an issuance price per share of $500,000. WIM also received the right to receive warrant shares to be determined in the next equity financing (Warrant Rights). See Warrant Rights discussion below.
Warrant Rights

Upon completion of the Merger, Private Evofem’s Series D Warrant Rights were assumed by the Company and exchanged for an aggregate of three shares of the Company’s common stock and the WIM Warrants to purchase up to 2,000,000 shares of the Company’s common stock. The shares of common stock issued in connection with the WIM Warrants may not be transferred separately from the WIM Warrants. The WIM Warrants became exercisable on January 17, 2019 and remain exercisable until the earlier of January 18, 2022 or immediately prior to the completion of an acceleration event, as defined therein, and have an exercise price of $8.35 per share.

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

On February 5, 2019, the Company entered into letter agreements (the Repricing Letter Agreements) with WIM and certain other holders of outstanding warrants to purchase common stock of the Company by exercising certain outstanding warrants. Upon execution of the Repricing Letter Agreements, investment funds affiliated with WIM exercised certain WIM Warrants to purchase an aggregate of 1,525,000 shares of common stock at a reduced exercise price of $2.64 per share. The Company determined that the incremental fair value as a result of the modification to these WIM Warrants from change of the exercise price was approximately $1.4 million, which was recorded as change in fair value of warrants in the condensed consolidated statement of operations for the nine months ended September 30, 2019.

On June 10, 2019, upon the Second Closing of the Private Placement as discussed at Note 10- Private Placement, the remaining WIM Warrants to purchase up to 475,000 shares of common stock were canceled.

9.    Public Offering

On May 24, 2018, the Company completed an underwritten public offering (the Offering), whereby the Company issued 7,436,171 shares of common stock at a public offering price of $4.69 per share and pre-funded warrants to purchase 1,063,829 shares of common stock at a public offering price of $4.68 per warrant and an exercise price of $0.01 per share. Each share of common stock and each pre-funded warrant was issued together with a common warrant to purchase one-fifth of a share of the Company’s common stock at a public offering price of $0.01 per warrant and an exercise price of $7.50 per share. An aggregate of 8,500,000 common warrants were issued in connection with the Offering and are exercisable to purchase an aggregate of 1,700,000 shares of common stock. The common warrants issued to the three funds affiliated with WIM that participated in the Offering were issued as a unit with one share of common stock totaling three unit shares in the aggregate (the Unit Shares). Except with respect to the Unit Shares, the shares of common stock, pre-funded warrants and common warrants are separately transferable. The Company determined that the pre-funded warrants and common warrants are free standing financial instruments and equity classified in accordance with ASC 480- Distinguish Liabilities from Equity.
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
In February 2019, per the terms of the Repricing Letter Agreements, WIM and other holders of common warrants issued in the Offering exercised their common warrants to purchase an aggregate of 851,062 shares of common stock at a reduced exercise price of $2.64 per share. The Company determined that the incremental fair value as a result of the modification to these common warrants issued in the Offering from change of the exercise price was $0.5 million, which was recorded as change in fair value of warrants in the condensed consolidated statement of operations for the nine months ended September 30, 2019.
During the quarter ended September 30, 2019, pre-funded warrants to purchase 200,391 shares of common stock were exercised on a cashless basis, and as a result, the Company issued 200,000 shares of common stock. Additionally, common warrants to purchase 64 shares of common stock were exercised, from which the total cash received was immaterial.

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

The second closing was completed on June 10, 2019 (the Second Closing), pursuant to which the Company issued and sold to PDL, Invesco and WIM (i) 6,666,667, 2,222,222 and 2,222,223 shares of its common stock, respectively and (ii) warrants to purchase up to 1,666,667, 555,556 and 555,556 shares of common stock (the Second Closing Warrants), respectively, for an aggregate purchase price of $50 million. Shares of common stock issued to WIM included one voting share issued in connection with the issuance of its warrants.

The Company’s stockholders approved the Private Placement at its 2019 Annual Meeting of Stockholders held on June 5, 2019 (the Approval Date).

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

Upon completion of the First and Second Closing, the Company received proceeds of approximately $28.2 million and $47.2 million, net of $1.8 million and $2.8 million in advisory fees to financial advisors, respectively, and expects to use these proceeds for clinical research and development purposes, including resubmission of the Amphora New Drug Application (NDA) to the FDA, pre-commercialization activities, and for general corporate purposes.

Additionally, upon completion of the Second Closing, the previously issued WIM Warrants and Reload Warrants to purchase up to 475,000 shares and 1,188,029 shares of common stock, respectively, were canceled. See Note 11- Stockholders' Equity (Deficit) for additional details on the Reload Warrants. The Company included such cancellation in valuing the Purchase Rights described above.

11.    Stockholders' Equity (Deficit)

Warrants

As referenced in Note 8- Convertible Preferred Stock and Note 9- Public Offering, common warrants to purchase an aggregate of 2,376,062 shares of common stock were exercised at an exercise price of $2.64 per share in February 2019 per the Repricing Letter Agreements, and common warrants to purchase 64 shares of common stock were exercised at an exercise price of $7.50 per share in August 2019. The Company received gross proceeds of approximately $6.3 million from these exercises. In addition, as referenced in Note 9- Pubic Offering, there were cashless exercises of pre-funded warrants during the quarter ended September 30, 2019.

On February 8, 2019 and per the terms of the Repricing Letter Agreements, the Company issued warrants to purchase up to 1,188,029 shares of the Company’s common stock (Reload Warrants) to the holders party to the Repricing Letter Agreements, at an exercise price of $5.20 per share. The Company determined the Reload Warrants are free standing financial instruments and equity classified in accordance with ASC 480— Distinguish Liabilities from Equity. Since these Reload Warrants were issued in addition to the reduced exercise price to induce Holders of WIM Warrants and common warrants to exercise their warrants, the Company determined the fair value of the Reload Warrants was also the incremental fair value as a result of the modification to the WIM warrants and common warrants exercised. To determine the fair value of the Reload Warrants, the Company utilized the BSM option-pricing model, which resulted in an estimated fair value of the Reload Warrants of $2.5 million, which was recorded as additional paid-in capital in the condensed consolidated balance sheet and change in fair value of warrants in the condensed consolidated statement of operations. Upon completion of the Second Closing of the Private Placement as discussed in Note 10- Private Placement, all Reload Warrants were canceled.

As referenced in Note 10- Private Placement, warrants to purchase an aggregate of 4,444,446 were issued in connection with the Private Placement at an exercise price of $6.38 per share in April and June 2019.

As of September 30, 2019, warrants to purchase up to 6,168,815 shares of the Company’s common stock remain outstanding at a weighted average exercise price of $5.67 per share. These warrants are summarized below:

Type of Warrants	Underlying Common Stock to be Purchased	Exercise Price	Issue Date	Exercise Period
Common Warrants	2,020	$67.71	January 25, 2010	January 25, 2010- February 25, 2020
Common Warrants	878	$51.24	March 30, 2012	March 30, 2012 to March 30, 2022
Common Warrants	1,171	$51.24	August 17, 2012	August 17, 2012 to July 17, 2022
Common Warrants	7,806	$3.69	June 11, 2014	June 11, 2014 to June 11, 2024
Pre-funded Warrants	863,438	$0.01	May 24, 2018	May 24, 2018 until shares are exercised
Common Warrants	848,874	$7.50	May 24, 2018	May 24, 2018 to May 24 2025
Common Warrants	182	$7.50	June 26, 2018	June 26, 2018 to June 26, 2025
Common Warrants	1,666,667	$6.38	April 11, 2019	October 11, 2019 to October 11, 2026
Common Warrants	2,777,779	$6.38	June 10, 2019	December 10, 2019 to December 10, 2026
Total	6,168,815
Common Stock
Effective January 17, 2018 and in connection with the Merger, the Company amended and restated its certificate of incorporation, under which the Company is currently authorized to issue up to 300,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of preferred stock, $0.0001 par value per share.
During the first quarter of 2019, the Company issued 2,376,062 shares of common stock upon the exercise of outstanding warrants in connection with the Repricing Letter Agreements on February 5, 2019. On February 8, 2019, the Company issued 3 shares of common stock to each of the investment funds affiliated with WIM in connection with the issuance of Reload Warrants. These shares issued to funds affiliated with WIM may not be transferred separately from the Reload Warrants issued to WIM. On February 25, 2019, the Company issued 470,500 shares of restricted stock pursuant to the Amended and Restated 2014 Plan (as defined below) and are further discussed in Note 12 - Stock-based Compensation.
During the second quarter of 2019, the Company issued 6,666,667 and 11,111,112 shares of common stock on April 11, 2019 and June 10, 2019, respectively, in connection with the First and Second Closing of the Private Placement as discussed in Note 10- Private Placement.
During the third quarter of 2019, the Company issued an aggregate of 200,064 shares of common stock upon the exercise of pre-funded warrants and common warrants. The Company also issued an aggregate of 189,000 shares of common stock upon issuance of restricted stock awards to its employee and vesting of restricted stock units.
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance is as follows in common equivalent shares as of September 30, 2019:

Common stock issuable upon the exercise of stock options outstanding	6,424,179
Common stock issuable upon release of restricted stock units	113,000
Common stock issuable upon the exercise of common stock warrants	6,168,815
Common stock available for future issuance under the 2019 ESPP	500,000
Common stock available for future issuance under the Amended and Restated 2014 Plan	221,093
Common stock available for future issuance under the Inducement Plan	156,000
Total common stock reserved for future issuance	13,583,087

12. Stock-based Compensation

Equity Incentive Plans
The following table summarizes stock-based compensation expense related to stock options, restricted stock awards (RSAs) and RSUs granted to employees and non-employee directors included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$202	$316	$859	$2,911
General and administrative	2,061	4,419	5,881	13,175
Total	$2,263	$4,735	$6,740	$16,086
In September 2012, Private Evofem adopted the 2012 Equity Incentive Plan (the 2012 Plan) that provides for the issuance of RSAs, RSUs, or non-qualified and incentive common stock options to its employees, non-employee directors and consultants, from its authorized shares. In general, the options expire ten years from the date of grant and generally vest either (i) over a four-year period, with 25% exercisable at the end of one year from the employee’s hire date and the balance vesting ratably thereafter or (ii) over a three-year period, with 25% exercisable at the grant date and the balance vesting ratably thereafter. Upon completion of the Merger, Private Evofem’s 2012 Plan was assumed by the Company and awards outstanding under the 2012 Plan became awards for the Company’s common stock. Effective as of the Merger, no further awards may be issued under the 2012 Plan.

On September 15, 2014, Neothetics’ board of directors adopted, and stockholders approved, the 2014 Equity Incentive Plan (the 2014 Plan). In May 2018, the Company’s board of directors adopted, and stockholders approved, the amendment and restatement of the 2014 Plan of the Company (the Amended and Restated 2014 Plan), that, among other things, would increase the number of authorized shares under the 2014 Plan from 749,305 to an aggregate of 5,300,000 shares. On November 28, 2018, the Company’s board of directors approved, subject to stockholder approval, and recommended its stockholders approve at the 2019 Annual Meeting, an additional 2,500,000 authorized shares reserved for issuance under the Amended and Restated 2014 Plan to an aggregate of 7,800,000 shares, including the Evergreen Shares discussed below. Such approval was obtained at the 2019 Annual Meeting held on June 5, 2019. Per the terms of the Amended and Restated 2014 Plan, the shares reserved will automatically increase on each January 1 through 2024, by an amount equal to the smaller of (1) 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31; or (2) an amount determined by our board of directors. This provision resulted in an additional 1,034,689 shares (Evergreen Shares) added to the total number of authorized shares on January 1, 2019. As of September 30, 2019, there were 221,093 shares available to grant under the Amended and Restated 2014 Plan.
On July 24, 2018, upon the recommendation by the Compensation Committee, the board of directors adopted the Evofem Biosciences, Inc. 2018 Inducement Equity Incentive Plan (the Inducement Plan), pursuant to which the Company reserved 250,000 shares for the issuance of equity awards under the Inducement Plan. The only persons eligible to receive awards under the Inducement Plan are individuals who satisfy the standards for inducement grant recipients under Nasdaq Marketplace Rule 5635(c)(4), generally, a person not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with the Company. As of September 30, 2019, there were 156,000 shares available to grant under the Inducement Plan.

Stock Options

There were 290,000 and 1,147,895 shares of stock options granted during the three months ended September 30, 2019 and 2018, respectively, and 733,000 and 4,418,300 shares of stock options granted during the nine months ended September 30, 2019 and 2018, respectively. The stock options granted during the three months ended March 31, 2018 were granted out of the share reserve increase approved by the board of directors under the Amended and Restated 2014 Plan on March 11, 2018 and were subject to the Company obtaining the requisite stockholder approval that was obtained on May 8, 2018.

The stock options granted during the three months ended March 31, 2018 have vesting terms pursuant to which a majority of these options vested as of September 30, 2018, and as a result a significant amount of stock-based compensation expense was recognized during the nine months ended September 30, 2018. As of September 30, 2019, unrecognized stock-based compensation expense for employees and non-employee stock options was approximately $7.7 million, which the Company expects to recognize over a weighted-average remaining period of 2.1 years, assuming all unvested options become fully vested.
Summary of Assumptions
The fair value of stock-based compensation for stock options granted to employees and non-employees was estimated on the date of grant using the BSM option pricing model based on the following weighted-average assumptions for options granted for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Expected volatility	76.0%	88.6%	76.1%	86.9%
Risk-free interest rate	1.5%	2.9%	1.9%	2.8%
Expected dividend yield	—%	—%	—%	—%
Expected term (years)	6.0	5.8	5.9	5.5
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
There were 150,000 and 625,500 shares of RSAs granted under the Amended and Restated 2014 Plan during the three and nine months ended September 30, 2019, respectively, to its executive management team and certain non-executive employees, of which 460,500 shares will vest in accordance with the Company’s achievement of certain performance milestones in 2019 (Performance-based RSAs). During the second quarter of 2019, the Performance-based RSAs were modified as a result of revisions to certain associated performance milestones. There were 1,230,399 shares of RSAs granted during both the three and nine months ended September 30, 2018.
There were 153,000 shares of RSUs granted during the nine months ended September 30, 2019 to the chairman of the Company’s board of directors and one non-employee consultant. No RSUs were granted during the three months ended September 30, 2019 or during the three and nine months ended September 30, 2018.
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
The Company recognized $0.9 million and $2.2 million stock-based compensation expense during the three and nine months ended September 30, 2019, respectively, for RSAs and RSUs. As of September 30, 2019, unrecognized stock-based compensation expense related to the unvested RSAs and RSUs was approximately $1.0 million, which the Company expects to recognize over a weighted-average remaining period of 1.0 year.
Employee Stock Purchase Plan

In November 2014, Neothetics adopted the 2014 Employee Stock Purchase Plan (the 2014 ESPP), which enabled eligible employees to purchase shares of its common stock using their after-tax payroll deductions of up to 15% of their eligible compensation, subject to certain restrictions.

The 2014 ESPP initially authorized the issuance of 28,333 shares of common stock pursuant to purchase rights granted to employees. The number of shares of common stock reserved for issuance automatically increased on January 1, 2015 and was subject to increase on each January 1 thereafter through January 1, 2024, by the smaller of (a) 1.0% of the total issued and outstanding shares on the preceding December 31, or (b) a number of shares determined by the board of directors of Neothetics. Therefore, an additional 258,672 shares were added to the total shares authorized under the 2014 ESPP on January 1, 2019. Following completion of the Merger, there was no enrollment in the 2014 ESPP. During the nine months ended September 30, 2019 and 2018, there were no shares of common stock purchased under the 2014 ESPP.

On May 7, 2019, the board of directors terminated the 2014 ESPP and approved a new 2019 Employee Stock Purchase Plan (the 2019 ESPP), which was approved by stockholders at the 2019 annual meeting held on June 5, 2019. The 2019 ESPP enables eligible full-time and part-time employees to purchase shares of the Company’s common stock through payroll deductions of between 1% and 15% of eligible compensation during an offering period. A new offering period begins approximately every June 15 and December 15. At the last business day of each offering period, the accumulated contributions made during the offering period will be used to purchase shares. The purchase price is 85% of the lesser of the fair market value of the common stock on the first or the last business day of an offering period. The maximum number of shares of common stock that may be purchased by any participant during an offering period will be equal to $25,000 divided by the fair market value of the common stock on the first business day of an offering period. The first offering period under the 2019 ESPP commenced on June 17, 2019 and will end on December 15, 2019. During the nine months ended September 30, 2019, there were no shares of common stock purchased under the 2019 ESPP.

As of September 30, 2019, there were 500,000 shares of common stock reserved and available for issuance pursuant to the 2019 ESPP.  In addition, the number of shares available for issuance under the 2019 ESPP will increase on January 1 of each year in an amount equal to the lesser of (i) 1,000,000 shares, (ii) 2% of the shares of common stock outstanding on December 31, or (iii) such lesser number of shares as is determined by the board of directors. The 2019 ESPP is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended (the Code).

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

Nine Months Ended September 30, 2019
Expected volatility	72.5%
Risk-free interest rate	2.2%
Expected dividend yield	—%
Expected term (years)	0.5

13. Subsequent Events

Subsequent events were evaluated through the filing date of this Quarterly Report, November 7, 2019.

On October 9, 2019, the Company entered into an office lease under a noncancelable lease agreement. The lease will commence on April 1, 2020 and expire on September 30, 2025 (the 2020 Lease), unless terminated earlier in accordance with its terms. The Company has a right to extend the term of the lease for an additional five years. The Company provided the landlord a $750,000 security deposit in the form of a letter of credit.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Our second Phase 3 clinical trial for Amphora for prevention of pregnancy was an open-label, single-arm trial in approximately 1,400 women in the United States. We refer to this trial as AMPOWER. The last patient for AMPOWER exited the trial in November 2018. We have reported top-line data from AMPOWER, which demonstrated a cumulative pregnancy rate of 13.7% over seven cycles of use (95% CI 9.9, 17.4) in the modified intention-to-treat population (referred to as “typical use”) which met the pre-determined endpoint of this clinical trial. This corresponds to an 86.3% efficacy rate. We plan to resubmit the New Drug Application (NDA) for Amphora to the United States Food and Drug Administration (FDA) in the fourth quarter of 2019. Subject to acceptance and timely approval of the NDA by the FDA, we plan to commercialize Amphora in 2020.
We are also conducting a Phase 2b clinical trial of Amphora for prevention of urogenital transmission of chlamydia and gonorrhea (primary and secondary endpoint, respectively) in women. We refer to this trial as AMPREVENCE. The primary endpoint of AMPREVENCE is incidence of chlamydia in women treated with Amphora versus placebo. AMPREVENCE was 100% enrolled at approximately 50 study centers in the United States at the end of March 2019. We completed the treatment phase of the trial in late August 2019 and expect to report top-line data in November 2019. We envision our STI prevention program as developing label expansion opportunities to further differentiate Amphora from other currently approved birth control products.
In addition, our pipeline includes an MVP-R gel product candidate for the reduction of recurrent bacterial vaginosis (BV). In our Phase 1 dose-finding trial for this indication, the highest dose formulation of study drug demonstrated reduced vaginal pH for up to seven days following a single administration.
Since inception, we have devoted substantially all of our efforts to developing MVP-R product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. We do not have any approved products and have not generated any revenue from product sales. Although we have released top-line and final results from the Phase 3 AMPOWER trial of Amphora for prevention of pregnancy, the product has not yet been approved for this or any other targeted indications. Additionally, Amphora and our BV product candidate are still in mid- and early- stage clinical development for the prevention of certain STIs and for recurrent BV, respectively. We do not expect to generate any significant revenues prior to 2020. To finance our current strategic plans, including the conduct of ongoing and future clinical trials, further research and development activities and anticipated pre-commercialization activities in 2019, we will require significant capital. Assuming we have sufficient liquidity, we will incur significantly higher costs in the foreseeable future.

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

•
Reclassified the net proceeds from Private Evofem’s issuance of an aggregate of 40,016,067 shares of Private Evofem’s convertible preferred stock to 1,027,079 shares of the Company’s common stock, effecting the merger exchange ratio of 0.1540, subject to adjustment for the Reverse Stock Split (as defined below) (the Exchange Ratio) and the 6:1 reverse stock split of our common stock (the Reverse Stock Split), and additional paid-in capital, net of par value, upon conversion to the Company’s common stock immediately prior to the closing of the Merger;

•	Recorded the cancellation of 122,149 shares of the Company’s unvested restricted common stock upon closing of the Merger;

•
Recorded the issuance of 3,968,473 shares of the Company’s common stock upon the cashless exercise of warrants (the Invesco Warrants) issued to funds affiliated with Invesco Ltd., immediately prior to the closing of the Merger and recognized the fair value of the Invesco Warrants upon issuance;

•
Adjusted for the final change in fair value of Private Evofem’s Series D 2X liquidation preference and reclassified the Series D 2X liquidation preference to additional paid-in capital upon conversion of 80 shares of Private Evofem’s Series D redeemable convertible preferred stock (Series D) to 6,878,989 shares of the Company’s common stock;

•
Recorded the fair value of the warrants issued to funds affiliated with Woodford Investment Management Ltd (WIM) to purchase up to 2,000,000 shares of the Company’s common stock (the WIM Warrants) and related capital contribution upon issuance of the WIM Warrants;

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

Financial Operations Overview

Revenue

To date, we have not generated any revenue from our lead product candidate, Amphora. We do not expect to generate any revenue from any product candidates we develop unless and until we obtain regulatory approval and commercialize our products or enter into collaborative agreements with third parties. In the future, if Amphora is approved for commercial sale in the United States, we may generate revenue from product sales. If Amphora is approved for commercial sale outside of the United States, we expect to out-license commercialization rights to Amphora to global pharmaceutical companies or other qualified potential partners, or enter into collaborations for the commercialization and distribution of Amphora, from which we may generate licensing revenue. However, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and overall capital requirements. We do not expect to commercialize Amphora before 2020, if ever.

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

We expense internal and third-party research and development costs as incurred. The following table summarizes research and development expenses by product candidate (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Allocated third-party development expenses:
Amphora for prevention of pregnancy	$(148)	$4,544	$1,986	$19,447
Amphora for prevention of chlamydia/gonorrhea	1,050	3,472	6,704	6,544
Candidate for recurrent bacterial vaginosis	—	129	—	560
Total allocated third-party development expenses	902	8,145	8,690	26,551
Unallocated internal research and development expenses:
Stock-based compensation expenses	202	316	859	2,911
Payroll related expenses	1,007	723	2,933	2,255
Outside services costs	3,269	423	5,506	1,212
Other	283	244	810	714
Total unallocated internal research and development expenses	4,761	1,706	10,108	7,092
Total research and development expenses	$5,663	$9,851	$18,798	$33,643

Completion dates and costs for our clinical development programs can vary significantly for each current and any future product candidate and are difficult to predict. We anticipate that we will make determinations as to which programs and product candidates to pursue as well as the most appropriate funding allocations for each program and product candidate on an ongoing basis in response to the results of ongoing and future clinical trials, regulatory developments, and our ongoing assessments as to the commercial potential of each current or future product candidate. With completion of the clinical phase of AMPOWER in December 2018 and the treatment phase of the AMPREVENCE trial in late August 2019, we expect our research and development expenses to decrease in 2019. We will need to raise substantial additional capital in the future to complete clinical development for our current and future product candidates.
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

General and administrative expenses

Our general and administrative expenses consist primarily of pre-commercialization sales and marketing expenses, salaries, benefits, travel, business development expense, stock-based compensation expense, and other related costs for our employees and consultants in executive, administrative, finance and human resource functions. Other general and administrative expenses include facility-related costs not otherwise included in research and development and professional fees for accounting, auditing, tax and legal fees, and other costs associated with obtaining and maintaining our patent portfolio, and conducting commercial assessments for our product candidates.
We expect our general and administrative expenses to increase, specifically sales and marketing expenses, as we hire additional personnel to support the growth of our business and pre-commercialization activities, as well as engage third parties to assist in the preparation of the anticipated launch of Amphora in 2020, if approved, and as a result of being a publicly-traded company.

Other Income (Expense)

Other income (expense) consists primarily of interest income, other income recognized for the concession received upon the settlement of outstanding accrued sublicense fees and interest expense with WCG Cares as described in Note 6- Commitments and Contingencies, loss on issuance of warrants and Purchase Rights, the change in fair value of warrants and Purchase Rights, and the change in fair value of the Series D 2X liquidation preference, which for each share of Series D is equal to two times the issuance price per share of Series D, plus accrued and unpaid dividends.

Loss on issuance of warrants was recognized upon issuance of warrants to investors as they were determined as free-standing financial instruments. The change in fair value of warrants was recognized as a result of the modifications to the warrants from change of the exercise price and mark-to-market adjustments for the liability-classified warrants.

Loss on issuance of Purchase Rights was recognized upon issuance the Purchase Rights as they were determined as free-standing liability-classified financial instruments. The change in fair value of Purchase Rights was recognized as a result of mark-to-market adjustments for the Purchase Rights.

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

Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018 (in thousands):

Research and development expenses

	Three Months Ended September 30,		2019 vs. 2018
	2019	2018	$ Change	% Change
Research and development	$5,663	$9,851	$(4,188)	(43)%

The overall decrease in research and development expenses was mainly due to a $6.8 million decrease in clinical trial costs primarily related to completion of the clinical phase of AMPOWER in December 2018 and the treatment phase of AMPREVENCE in late August 2019. This decrease was offset by a $2.4 million increase in costs incurred for outside services associated with preparing the Amphora NDA resubmission for the prevention of pregnancy, and a $0.2 million increase in payroll related expenses due to increased headcount.

General and administrative expenses

	Three Months Ended September 30,		2019 vs. 2018
	2019	2018	$ Change	% Change
General and administrative	$8,634	$8,582	$52	1%

Overall, total general and administrative expenses were essentially unchanged for the three months ended September 30, 2019 as compared to the prior year period. During the current period, there was a $1.1 million increase in pre-commercialization sales and marketing related expenses, a $0.7 million increase in payroll related expenses due to increased headcount, and a $0.5 million increase in recruiting and consulting services as compared to the prior year period. These increases were partially offset by a $2.4 million decrease in noncash stock-based compensation mainly associated with RSAs granted in July 2018, the majority of which vested at grant, and stock options granted in March 2018, the majority of which vested during the first year after grant, offset by stock-based compensation associated with stock-based awards granted subsequent to September 30, 2018.

Total other income (expense), net

	Three Months Ended September 30,		2019 vs. 2018
	2019	2018	$ Change	% Change
Total other income (expense), net	$499	$2	$497	24,850%

Total other income for the three months ended September 30, 2019 included $0.2 million of interest income and approximately $0.3 million of other income for the concession received upon the settlement of outstanding accrued sublicense fees and interest expense with WCG Cares as described in Note 6- Commitments and Contingencies.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018 (in thousands):

Research and development expenses

	Nine Months Ended September 30,		2019 vs. 2018
	2019	2018	$ Change	% Change
Research and development	$18,798	$33,643	$(14,845)	(44)%

The overall decrease in research and development expenses during the nine months ended September 30, 2019 was due to a $17.3 million decrease in clinical trial costs primarily related to completion of the clinical phase of AMPOWER in December 2018, partially offset by a slight increase in clinical trial costs related to AMPREVENCE as compared to the prior year period. In addition, there was a $2.1 million decrease in noncash stock-based compensation mainly associated with stock options granted in March 2018, the majority of which vested during the first year after grant, offset by stock-based compensation associated with stock-based awards granted subsequent to September 30, 2018. These aggregate decreases were partially offset by a $3.7 million increase in costs incurred for outside services associated with preparing the planned Amphora NDA resubmission for the prevention of pregnancy and a $0.6 million increase in payroll related expenses due to increased headcount.

General and administrative expenses

	Nine Months Ended September 30,		2019 vs. 2018
	2019	2018	$ Change	% Change
General and administrative	$21,072	$29,018	$(7,946)	(27)%

The overall decrease in general and administrative expenses during the nine months ended September 30, 2019 was primarily due to a $7.3 million decrease in noncash stock-based compensation mainly associated with RSAs granted in July 2018, the majority of which vested at grant, and stock options granted in March 2018, the majority of which vested during the first year after grant, offset by stock-based compensation associated with stock-based awards granted subsequent to September 30, 2018. There was also a $3.7 million decrease in professional services and personnel costs attributable to the one-time costs associated with the Merger in 2018. These decreases were partially offset by a $1.6 million increase in pre-commercialization sales and marketing related expenses, a $1.3 million increase in payroll related expenses due to increased headcount and a $0.4 million increase in costs incurred associated with pre-commercialization consulting services.

Total other income (expense), net

	Nine Months Ended September 30,		2019 vs. 2018
	2019	2018	$ Change	% Change
Total other income (expense), net	$(27,442)	$(48,068)	$20,626	(43)%

Total other expense, net for the nine months ended September 30, 2019 primarily included a $0.7 million loss on issuance of Purchase Rights related to the Purchase Rights provided to the Purchasers in connection with the First Closing of the Private Placement as described in Note 10- Private Placement, a $19.7 million change in fair value of Purchase Rights as a result of mark-to-market due to their classification change from liability to equity upon stockholder approval of the Private Placement, a $7.8 million change in fair value of warrants comprised of a $4.4 million incremental expense recognized as a result of a modification to the warrants exercise in February 2019 as described in Note 8- Convertible Preferred Stock and Note 9- Public Offering and a $3.3 million change in fair value of warrants associated with the First Closing Warrants as a result of mark-to-market due to their classification change from liability to equity upon stockholder approval of the Private Placement. These other expenses were offset by $0.3 million of interest income and $0.3 million of other income for the concession received upon the settlement of outstanding accrued sublicense fees and interest expense with WCG Cares as described in Note 6- Commitments and Contingencies.

The total other expense, net for the nine months ended September 30, 2018 primarily included a $47.9 million loss on issuance of warrants related to the Invesco Warrants issued immediately prior to the Closing Date of the Merger, and a $0.1 million change in fair value of the Series D 2X liquidation preference upon a final valuation when all 80 shares issued and outstanding Series D were converted into the Company' common stock in January 2018 as described in Note 3- Merger and Related Transactions.

Liquidity and Capital Resources

Overview

We have incurred losses and negative cash flows from operating activities since inception. In February 2019, we received gross proceeds of approximately $6.3 million from the exercise of warrants to purchase 2,376,062 shares of the Company’s common stock held by certain shareholders at an exercise price of $2.64 per share. In April and June 2019, we received proceeds of approximately $28.2 million and $47.2 million, net of financial advisory fees, upon completion of the First and Second Closing of the Private Placement, respectively. See Note 10 - Private Placement to the financial statements included in this Quarterly Report for details. As of September 30, 2019 and December 31, 2018, we had $32.1 million and $1.3 million in cash and cash equivalents, working capital of $22.6 million and $24.9 million, and an accumulated deficit of $500.5 million and $433.1 million, respectively.

We anticipate that we will continue to incur net losses for the foreseeable future and incur additional costs associated with being a public company. We expect research and development expenses to decrease in 2019 compared to 2018 due to completion of the clinical phase of AMPOWER in December 2018 and the treatment phase of the AMPREVENCE trial in late August 2019. We expect general and administrative expenses to increase slightly in 2019, specifically sales and marketing expenses, as we hire additional personnel to support the growth of our business and pre-commercialization activities and engage third parties to assist in the preparation for the anticipated launch of Amphora in 2020, if approved. According to management estimates, liquidity resources as of September 30, 2019 are not sufficient to maintain our planned level of operations for the next 12 months. In addition, the uncertainties associated with our ability to (i) obtain additional equity financing on terms that are favorable to us, (ii) enter into collaborative agreements with strategic partners and (iii) succeed in our future operations, raise substantial doubt about our ability to continue as a going concern.

The opinion of our independent registered public accounting firm on our audited financial statements as of and for the years ended December 31, 2018 and 2017 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. Our unaudited condensed consolidated financial statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 appearing in this Quarterly Report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue our operations.
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

In late February 2019, the Company amended the Note, which extended the due date to April 15, 2019. In April 2019, the Company paid the Note in full.
Summary Statement of Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,		2019 vs. 2018
	2019	2018	$ Change	% Change
Net cash, cash equivalents and restricted cash used in operating activities	$(41,651)	$(46,253)	$4,602	(10)%
Net cash, cash equivalents and restricted cash (used in) provided by investing activities	(3,488)	2,150	(5,638)	(262)%
Net cash, cash equivalents and restricted cash provided by financing activities	75,884	54,924	20,960	38%
Net (decrease) increase in cash, cash equivalents and restricted cash	$30,745	$10,821	$19,924	184%

Cash Flows from Operating Activities. Since inception, the primary use of cash, cash equivalents and restricted cash has been to fund development of our lead MVP-R product candidate, Amphora, for prevention of pregnancy as well as potential other indications and to support general and administrative operations.

Cash Flows from Investing Activities. Net cash, cash equivalents and restricted cash used in investing activities for the nine months ended September 30, 2019 primarily was the purchase of short-term investments of $3.7 million. Net cash, cash equivalents and restricted cash provided by investing activities for the nine months ended September 30, 2018 was primarily due to $1.9 million non-recurring cash acquired from Neothetics in connection with the Merger in 2018 as described in Note 1- Description of Business and Basis of Presentation.

Cash Flows from Financing Activities. During the nine months ended September 30, 2019, the primary source of cash, cash equivalents and restricted cash was the issuance of 2,376,062 shares of common stock upon the exercise of warrants in February 2019 for gross proceeds of $6.3 million, and issuance of an aggregate of 17,777,779 shares of common stock and common warrants to purchase 4,444,446 shares of common stock pursuant to the Private Placement as described in Note 10- Private Placement during the second quarter of 2019 for gross proceeds of $75.4 million, net of financial advisory fees.
The cash inflow was offset by the $4.0 million repayment of Note Payable during the second quarter of 2019, $1.2 million in payments of financing costs and $0.6 million payments of tax withholdings related to vesting of restricted stock awards.

During the nine months ended September 30, 2018, the primary source of cash, cash equivalents and restricted cash was the sale of 1,614,289 shares of the Company’s common stock for gross proceeds of $20.0 million in a private placement transaction with Invesco, the sale of 7,436,171 shares of common stock, pre-funded warrants to purchase 1,063,829 shares of common stock and common warrants to purchase 1,700,000 shares of common stock for net proceeds of $37.5 million in connection with the Offering, offset by $1.5 million payments of tax withholdings related to vesting of restricted stock awards,
$1.0 million payments of financing costs and $0.2 million payment of Series D dividends upon conversion of Series D into Neothetics’ common stock.

Operating and Capital Expenditure Requirements

We expect research and development expenses to decrease in 2019 compared to 2018 due to completion of the clinical phase of AMPOWER in December 2018 and the treatment phase of the AMPREVENCE trial in late August 2019. In addition, we expect to incur costs as we make improvements to our manufacturing process. The process of conducting preclinical and clinical trials necessary to obtain regulatory approval is costly and time consuming and we may never succeed in achieving regulatory approval for any of our product candidates. The probability of success for each product candidate will be affected by numerous factors, including preclinical data, clinical trial data, competition, manufacturing capability and commercial viability. We are responsible for all research and development costs for our programs.

We expect general and administrative expenses to increase, specifically sales and marketing expenses, as we hire additional personnel to support the growth of our business and pre-commercialization activities and engage third parties to assist in the preparation of the anticipated launch of Amphora in 2020, if approved. We also anticipate increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with stock exchange listing and SEC requirements, and directors' and officers' liability insurance premiums.
When we believe regulatory approval of a product candidate appears likely, we expect to incur significant costs as we establish a sales and marketing infrastructure for its expected distribution, promotion and sale.

Off-Balance Sheet Arrangements

As of September 30, 2019 and December 31, 2018, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

During a clinical trial, we adjust the clinical expense recognition if actual results differ from estimates. We make estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical trial accruals are partially dependent upon accurate reporting by CROs and other third-party vendors. Although we do not expect estimates to differ materially from actual amounts, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any reporting period. For the three and nine months ended September 30, 2019 and 2018, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

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

Fair Value of Purchase Rights

The fair value of the Purchase Rights issued during the First Closing in connection with the Private Placement and the change in fair value of Purchase Rights as a result of being marked to market at the time of their classification change from liability to equity upon stockholder approval of the Private Placement were determined using a combination of a lattice model and a BSM option-pricing model. The lattice model was used to determine a range of future value of the Company’s common stock as of the Second Closing. The BSM option-pricing model was used to determine the fair value of the warrants issued at the Second Closing and the existing warrants subsequently canceled at the Second Closing (see discussion of the warrants canceled in Note 10- Private Placement) based on the applicable assumptions, including the future value of the Company’s common stock as determined by the lattice model, warrants exercise price, time to expiration, expected volatility of our peer group, risk-free interest rate and expected dividend. The fair value of the Purchase Rights was then calculated as the difference between the sum of the future value of the Company’s common stock and value of the Second Closing warrants, and the sum of the purchase price of $4.50 for the Second Closing and the value of canceled warrants. The fair value of the Purchase Rights was calculated through backward induction within the lattice model framework.

Leases

The Company determines if an arrangement is a lease or implicitly contains a lease at inception based on the lease definition, and if the lease is classified as an operating lease or finance lease in accordance with ASC 842. Operating leases are included in operating lease right-of-use (ROU) assets and operating lease liabilities in its condensed consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the

Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date or the Adoption Date for existing leases based on the present value of lease payments over the lease term using an estimated discount rate. As the Company’s leases do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at commencement date or the Adoption Date in determining the present value of lease payments over a similar term. In determining the estimated incremental borrowing rate, the Company considered a rate obtained from its primary banker for discussion purposes of a potential collateralized loan with a term similar to the lease term, the Company’s historical borrowing capability in the market, and the Company’s costs incurred for underwriting discounts and financing costs in its previous equity financing. The ROU assets also include any lease payments made and exclude lease incentives. Lease and non-lease components within a contract are generally accounted for separately.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July 1 - July 31	13,257	$4.99	—	—
August 1- August 31	10,892	$5.13	—	—

(1) These shares were surrendered to the Company to satisfy tax withholdings obligations in connection with the vesting of
RSAs.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Exhibit Title	Filed Herewith	Incorporated by Reference
			Form	File No.	Date Filed
10.1	Lease, dated as of October 3, 2019, by and between the Registrant and Kilroy Realty, L.P.	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
†101.INS	XBRL Instance Document	X
†101.SCH	XBRL Taxonomy Extension Schema Document	X
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
†101.DEF	XBRL Definition Linkbase Document	X
†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

†
The financial information of Evofem Biosciences, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed on November 7, 2019 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Operations, (iv) the Condensed Consolidated Statement of Stockholders’ Equity (Deficit), (v) the Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit), (vi) the Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Unaudited Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVOFEM BIOSCIENCES, INC.

Date: November 7, 2019	By:	/s/ Justin J. File
Justin J. File
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)