Form 10-K
period 2019-12-31
Evofem Biosciences, Inc.
filed 2020-03-12
CIK 1618835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒
The aggregate market value of the common stock held by non‑affiliates of the registrant was approximately $42,898,789 as of June 30, 2019, based upon the closing sale price on the Nasdaq Capital Market reported for such date. Shares of common stock held by each executive officer and director and certain holders of more than 10% of the outstanding shares of the registrant’s common stock have been excluded in that such persons may be deemed to be affiliates. Shares of common stock held by other persons, including certain other holders of more than 10% of the outstanding shares of common stock, have not been excluded in that such persons are not deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of Registrant’s Common Stock outstanding as of February 28, 2020, was 49,594,477.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information required by Part III of Form 10-K will appear in the registrant's definitive proxy statement on Schedule 14A for the 2020 annual meeting of stockholders and are hereby incorporated by reference into this report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K (Annual Report), contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements, other than statements of historical facts, contained in this Annual Report, including statements regarding our strategy, future operations, future financial position, projected costs, prospects, plans and objectives of management, are forward-looking statements. Words such as, but not limited to, “anticipate,” “aim,” “believe,” “contemplate,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “suggest,” “strategy,” “target,” “will,” “would,” and similar expressions or phrases, or the negative of those expressions or phrases, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
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
pH Regulator (MVP-RTM) product candidate for prevention of pregnancy, PhexxiTM (formerly known as Amphora) (the U.S. Food and Drug Administration (FDA) has conditionally accepted Phexxi as the trade name for L-lactic acid, citric acid, and potassium bitartrate and its safety and efficacy have not been fully evaluated by any regulatory authority), prevention of urogenital transmission of chlamydia in women and prevention of urogenital transmission of gonorrhea in women, and any other product candidate we may seek to develop;

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
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. All forward-looking statements are qualified in their entirety by this cautionary statement. Forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We have included important factors in the cautionary statements included in this document, particularly in the section entitled “Risk Factors” of this Annual Report that we believe could cause our actual results to be materially different from the plans, intentions and expectations disclosed in the forward-looking statements we make. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. The forward-looking statements contained in this Annual report are made as of the date of this Annual Report and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.
Unless the context requires otherwise, (i) references in this Annual Report to “Evofem,” “Company,” “we,” “us” and “our” refer to Evofem Biosciences, Inc. and our subsidiaries, and (ii) references to “Private Evofem” refer to Evofem Biosciences Operations, Inc. and its subsidiaries prior to the closing the Merger as described in the section entitled “Corporate Background” in Part I, Item 1 of this Annual Report.

PART I

Item 1. Business.

Overview
We are a San Diego-based clinical-stage biopharmaceutical company committed to developing and commercializing innovative products to address unmet needs in women’s sexual and reproductive health. We exist to advance the lives of women by developing innovative solutions, such as woman-controlled contraception and potential protection from certain sexually transmitted infections (STIs). We are leveraging our proprietary Multipurpose Vaginal pH Regulator (MVP-RTM) platform to develop product candidates for several potential indications, including prevention of pregnancy and prevention of certain STIs. In the future, we may also decide to pursue further development of our other MVP-R gel candidate for the reduction of recurrent bacterial vaginosis (BV).
Our MVP-Rs are non-hormonal, acid-buffering bioadhesive vaginal gels designed to regulate vaginal pH within the normal range of 3.5 to 4.5. This vaginal pH range is inhospitable to spermatozoa as well as certain viral and bacterial pathogens associated with certain STIs like chlamydia and gonorrhea, but is integral to the survival of healthy bacteria in the vagina. Our MVP-R's strong bioadhesive properties further inhibit the motility of spermatozoa while also acting as a barrier to spermatozoa penetrating the cervix for an additional level of pregnancy protection.

    We are developing our lead MVP-R product candidate, PhexxiTM (formerly known as Amphora) (L-lactic acid, citric acid, and potassium bitartrate), a non-hormonal, on demand, woman-controlled vaginal gel, for three potential indications: prevention of pregnancy, prevention of urogenital Chlamydia trachomatis infection (chlamydia) in women and prevention of urogenital Neisseria gonorrhoeae infection (gonorrhea) in women.

The U.S. Food and Drug Administration (FDA) has conditionally accepted Phexxi as the trade name for L-lactic acid, citric acid, and potassium bitartrate and its safety and efficacy have not been fully evaluated by any regulatory authority.

In 2014, we completed a randomized, Phase 3 non-inferiority trial for Phexxi as a contraceptive in 3,389 women (AMP001). Phexxi was shown to be non-inferior to the comparator when the complete data set was analyzed in accordance with the pre-specified statistical analysis plan, with a six-month cumulative pregnancy rate of 10.5% with typical use and 4.1% with perfect use. It was well-tolerated with less than 2% of patients experiencing possible treatment-related adverse events (AEs) and no treatment-related serious adverse events (SAEs). On July 2, 2015, pursuant to section 505(b)(2) of the Federal Food, Drug and Cosmetic Act we submitted an NDA for Phexxi to the FDA for the proposed indication of prevention of pregnancy. The submission included, among other things, data from our AMP001 trial as well as other safety and efficacy information. A Complete Response Letter (CRL) was issued by the FDA on April 28, 2016. The primary approvability issue was the difference in results between the United States and Russian cohorts. A Type A meeting was held on October 31, 2016 with the FDA, during which the FDA indicated a confirmatory efficacy trial focused on participants in North America would be required. After further consultation with the FDA, the FDA confirmed a single-arm trial (non-comparative) would be sufficient to address the CRL clinical deficiency. All feedback received from the FDA was incorporated into a protocol for a single-arm trial which was submitted to the FDA on June 30, 2017 (AMPOWER).

In 2018, we completed a second, single-arm Phase 3 trial for Phexxi for the prevention of pregnancy in approximately 1,400 healthy women in the United States (AMPOWER). We have reported top-line data from AMPOWER, which demonstrated a cumulative pregnancy rate of 13.7% over seven cycles of use (95% CI 9.9, 17.4) in the modified intention-to-treat population (referred to as "typical use") which met the pre-determined endpoint of the clinical trial. This corresponds to an 86.3% typical use efficacy rate. We resubmitted the New Drug Application (NDA) to the United States Food and Drug Administration (FDA) in November 2019. The FDA has assigned a six-month review period and a Prescription Drug User Fee Act (PDUFA) goal date of May 25, 2020. Subject to acceptance and timely approval of the NDA by the FDA, we plan to commercialize Phexxi in June 2020.

We believe Phexxi is highly differentiated from other birth control methods currently available or in development. Phexxi is hormone-free and, based on clinical data collected to date, does not exhibit known side effects of traditional hormone-based contraceptives, such as weight gain, headaches, sore breasts, irregular periods, mood changes, decreased sexual desire and nausea. Phexxi is self-administered and we intend to seek regulatory approval for product labeling stating Phexxi can be used on-demand, immediately before or up to one hour before intercourse. In addition, we anticipate Phexxi may provide additional benefits beyond its primary use for prevention of pregnancy, including its lubricant effect for enhanced sexual satisfaction.

We recently concluded a Phase 2b clinical trial of Phexxi for prevention of urogenital transmission of chlamydia and gonorrhea (primary and secondary endpoint, respectively) in women. We refer to this trial as AMPREVENCE. The primary endpoint of AMPREVENCE is incidence of chlamydia in women treated with Phexxi versus placebo. AMPREVENCE was 100% enrolled at approximately 50 study centers in the United States at the end of March 2019. We reported positive top-line data in December 2019, which demonstrated that Phexxi was generally safe and well tolerated. The infection rate of chlamydia among women who used Phexxi for the four-month study period was 4.9% (n=14/288) compared to 9.8% among those who used placebo for four months (n=28/287) (p=.024), a relative risk reduction of 50% in the primary endpoint. Among the reported cases of gonorrhea infection, the infection rate was 0.7% in the Phexxi arm (n=2/280), compared to 3.2% in the placebo arm (n=9/277) (p=.03), a relative risk reduction of 78% in the secondary endpoint. We envision our STI program as developing label expansion opportunities to further differentiate Phexxi from other contraceptive products in the market.

Phexxi has been granted Qualified Infectious Disease Product (QIDP) designation by the FDA for the prevention of gonorrhea in women. QIDP designation provides several key potential advantages, including qualification for the FDA Fast Track program and longer market exclusivity, among others. We also received Fast Track designation from the FDA for the development of Phexxi for the prevention of chlamydia.

In the future, we may also decide to pursue development of another MVP-R gel candidate for the reduction of recurrent BV, a potential indication that has been granted QIDP designation by the FDA. In a Phase I dose-finding trial for this indication, the highest dose formulation of the study drug demonstrated reduced vaginal pH for up to seven days following a single administration.

We have assembled a management team with significant operational experience in the biopharmaceutical market. Specifically, our senior executives have a successful track record of developing and commercializing women’s health products including Mirena, Plan B One-Step, Yasmin, YAZ, NuvaRing, Paragard and Seasonique, among others.
Our Strategy
We are committed to providing women with direct control and management of their sexual and reproductive health. Key elements of our strategy include:

•
Gain regulatory approval of and subsequently commercialize Phexxi. Our initial focus is the development and successful commercialization of Phexxi as the first hormone-free, on-demand, woman-controlled contraceptive drug product. We intend to build an internal sales force to commercialize Phexxi in the United States, if approved by the FDA. Outside the United States, we intend to evaluate collaborations for commercialization. We believe this approach will allow us to effectively deploy our capital to maximize the inherent value of Phexxi for the benefit of all stakeholders.

•
Leverage our MVP-R gel technology to develop and commercialize novel, first-in-class products for women. In addition to pursuing an initial indication for prevention of pregnancy, we plan to pursue an additional indication for the prevention of certain STIs.

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
Existing contraceptive options can have significant side effects or other limitations. Long-acting options such as IUDs, injections and implants require medical procedures and are not quickly or easily reversible. Hormonal approaches can be associated with undesirable side effects such as weight gain, loss of libido and mood changes, which may lead women to seek alternative contraceptive technologies or decide not to use any form of contraceptive options currently available. Besides condoms, the only currently available over-the-counter (OTC) products are spermicides. These products are based on surfactants, which can cause genital irritation and inflammation that may increase the risk of contracting human immunodeficiency virus (HIV) or other STIs from an infected partner. As such, spermicides were pulled from most of the European market and are rarely used in the United States. In contrast to most existing contraceptive methods, Phexxi is hormone-free; its primary mechanism of action is to regulate the vaginal pH at the normal healthy level, even in the presence of semen and bacterial pathogens. It can be easily self-administered as needed, non-invasive, and has lubricating properties that may potentially enhance sexual satisfaction. Unlike other vaginal gel contraceptives currently on the market, Phexxi is manufactured with ingredients that are generally recognized as safe, and it is free of surfactants such as nonoxynol-9. We believe these combined attributes may make Phexxi a more desirable option than currently marketed products.
The unmet needs in the contraceptive market and the shift away from traditional methods, such as oral contraceptives, make the entry of a non-hormonal birth control option like Phexxi timely and desirable. Currently, the only non-hormonal prescription contraceptive methods approved in the United States market are a copper IUD and a diaphragm. A copper IUD is a device which requires an invasive, sometimes painful, medical procedure for insertion and may cause heavy menstrual bleeding. In addition, a copper IUD could remain in the user’s body for up to 10 years. A diaphragm is a device which can be difficult to insert and must be used with contraceptive gel.
We believe the growing concern associated with the increasing prevalence of sexually transmitted infections along with the recognized need for MVP-Rs and the growing demand for new innovative contraception options that offer additional protective benefits will drive further growth in the global contraceptive market.
United States Contraceptive Market
The total United States contraceptive market was valued at $6.97 billion in 2019 and is expected to grow at a compound annual growth rate of 4.2% from 2020 to 2027 reaching approximately $9.7 billion in 2027. The United States continues to represent the largest segment of the global contraceptive market and is currently dominated by four hormonal methods including birth control pills, IUDs, vaginal rings and subdermal implants representing four of the five top sales generating segments. The only non-hormonal option within the top five is condoms, which ranks #3 in 2019 sales.
As shown in the chart below, 16.1 million US women use no method of birth control, putting them at risk of pregnancy and an additional 9.8 million women in the United States rely on condoms or some other form of non-hormonal contraception (e.g., copper IUD, diaphragm, rhythm, withdrawal). Another 16.4 million women in the United States use hormone-based prescription birth control methods.

Market Map: Contraceptive Methods, US Females 15 – 44
2015-2017 usage pattern applied to Dec. 2019 Census population (latest available data)
Total = 64.7M
16.9M
25.1M
22.7M
100%
80
60
40
20
0
Ring or Patch 0.8
Injectable 1.4
Implant 1.5
IUD 5.1
OCs 8.1
Surgical Sterilization 15.8
Periodic Abstinence / Other 1.1
Withdrawal 2.5
Barrier Methods 5.6
Infertile / Medical Sterilization 1.7
Seeking Pregnancy 2.5
Pregnant / Postpartum 2.4
Not Seeking Pregnancy 16.1
Rx Contraceptive Users
Non-Rx Contraceptive Users
Not Using Contraceptive
Potential Amphora Targets
Non-Targets

European Contraceptive Market
The European contraceptive market was valued at approximately $6.4 billion in 2019 and is estimated to reach $8.7 billion by 2027. Approximately 25% of women in Europe use no contraception and 16.7% use condoms. Among newer products, only IUDs have a double-digit market share in Europe.
The greater European market (inclusive of the European Union (EU)), eastern Europe, and the Commonwealth of Independent States (CIS) has approximately 110 million women of reproductive age eligible for contraceptive use when accounting for factors including sterilization, sexuality, and sexual activity. An analysis of secondary market research from 2017 suggests that approximately 60 million of these women were found to showcase the characteristic of hormone avoidance or were hormone indifferent. Thus, we believe that Phexxi will have the ability to significantly grow the European birth control market through the conversion of non-users, hormonal contraceptive users, and those who will supplement their current methods.
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
Market Opportunity
Innovation and new product introduction in the women’s reproductive healthcare arena have been limited when compared to other therapeutic categories. There have been no innovative contraceptive methods introduced in the United States since NuvaRing was approved in 2001. There are currently no FDA-approved contraceptive products that are indicated for the prevention of chlamydia or gonorrhea.
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
Hundreds of millions of women worldwide seek contraceptive products during their, on average, 30 plus years of fertility. As such, women utilizing contraception consider the most appropriate methods for their purposes and intended use. According to the United Nations, in 2017, model-based estimates indicate approximately 75% of women of reproductive age (18 to 49), worldwide, required some form of family planning. According to the Guttmacher Institute, there are approximately 65 million women of reproductive age in the United States. There are approximately 173 million women of reproductive age located in the greater European market. Additional attractive markets for global expansion include the APAC, where an addressable population of 829 million exist. Brazil and the Russian Federation represent an additional 78 million women of reproductive age in aggregate.
Our Product Candidates
Phexxi as a Contraceptive
We believe Phexxi, our lead MVP-R product candidate, addresses significant gaps in the contraceptive market. If approved by the FDA, Phexxi will be the only hormone-free, on-demand, woman-controlled contraceptive drug product available by prescription in the United States.
We believe Phexxi has significant attributes that will make it an attractive contraceptive choice for women:

Key Attributes	Potential Benefits
Hormone-free
Phexxi is hormone-free and designed to avoid known side effects of hormone-based contraceptives, including weight gain, headaches, sore breasts, irregular periods, mood changes, decreased sexual desire, acne and nausea. These side effects have been shown to discourage women from continuing to use hormonal contraception on a long-term basis, leading them to seek alternative methods or decide to use nothing at all.

On-Demand/Woman-controlled	Phexxi is designed to be used as needed – no need for consistent daily, weekly, or monthly routine – immediately before or up to one hour before intercourse at a woman’s discretion.

Bio-adhesive Properties	Phexxi has bio-adhesive and viscosity-retaining properties to form a long-lasting layer of gel over the vaginal and cervical surfaces, which may reduce leakage from the vagina.

Non-invasive	Unlike methods that require a physician to insert the device (i.e. IUD, Implant), Phexxi is free from requiring the invasive procedure at the healthcare providers office.

Personal Lubricant Properties
Phexxi has benefits for use as a personal vaginal lubricant, beyond the primary contraceptive function. We believe Phexxi’s personal lubricant properties can reduce friction and ease penetration, enhancing sexual satisfaction.

Ease of Use	The pre-filled Phexxi applicator is designed for convenience and to be stored at room temperature for ease of handling and use.

No Weight Restrictions	Phexxi is designed to be used by women of any Body Mass Index with no weight restrictions, unlike many traditional hormonal birth control options.

No Surgical Procedures	No physician insertion or removal required. The use of Phexxi is private and discrete, requiring no need for recurring doctor appointments, or clinical or surgical procedures.

Cost Effective	We anticipate mandated coverage in the United States under the Affordable Care Act (the ACA). Phexxi is only used when needed, thereby eliminating cost for daily use methods.

The CDC’s recommendations for use of combined hormonal birth control options, as shown below, define numerous conditions that create unacceptable health risks if hormonal contraception is used (known as Category 4). The number of women impacted by these conditions is significant. We believe Phexxi, if approved by the FDA, will provide women an attractive solution to avoid hormones and certain other negative side effects from current prescription contraceptives.
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

If approved by the FDA, we believe Phexxi is potentially disruptive to the existing contraceptive landscape and is designed to address underserved and unmet needs in the birth control market, as seen in the table below. We expect to appeal to the 25.9 million women who are currently using no method of birth control or using some other form of non-hormonal contraception methods, as well as, benefit from a favorable shift away from the daily use of oral forms of hormonal birth control options to more innovative technologies that underpin the large and growing global contraceptive market. The table below shows the contraceptive product market and the associated benefits with such products.

Product Class	Non-Hormonal	No Systemic Side Effects	Non-invasive	Convenient
Vaginal pH Regulator (i.e. Phexxi*)	✓	✓	✓	✓
28 Day Oral Contraceptives			✓
Extended Regimen Oral Contraceptives			✓
Hormone Releasing IUDs				✓
Copper IUD	✓	✓		✓
Implant				✓
Vaginal Ring			✓	✓
Transdermal Patch			✓

*	Investigational product
We conducted initial market research studies with 152 healthcare providers and 100 obstetrician/gynecologists (OB/GYNs). On a scale of 1-10, approximately 40% of healthcare providers rated their likelihood to prescribe a contraceptive-only version of Phexxi as an 8, 9 or 10. With the added ability to prevent an STI, over 50% of OB/GYNs rated their likelihood to prescribe Phexxi as an 8, 9 or 10 on a 10-point scale.
    We conducted additional market research studies with 1024 healthcare providers (476 OB/GYNs, 222 Clinical Staff, and 326 Primary Care Physicians) where we were able to identify those providers whose attitudes indicate they are the most likely to adopt Phexxi early in the launch process. When asked about the likelihood to prescribe once launched, respondents indicated their patients would use Phexxi as their primary form of birth control 15% of the time, which ranks second behind the use of birth control pills.
Similar to our healthcare provider and OB/GYN research, we conducted two separate market research studies with women of reproductive age and healthcare providers in the United States to evaluate potential interest in Phexxi. This market research provided insight on the reasons why Phexxi is appealing, which included the attributes of being non-hormonal and woman-controlled. In one of our market research studies, 71% of the women expressed concerns about hormonal exposure and 58% were not currently satisfied with their contraceptive choice. Our research confirmed there are multiple consumer segments of interest including women seeking prevention of pregnancy and STIs, or older, monogamous women seeking an alternative to hormones and condoms. Overall, approximately 40% of women in two different samples of 287 and 206 consumers rated their likelihood to use Phexxi as an 8, 9, or 10 on a 10-point scale.
Further, we also performed a consumer segmentation market research project in over 3,000 women to better understand their contraceptive journey; personality traits and life goals in relation to their birth control use/non-use; and their perceptions of hormonal and non-hormonal birth control that shape their attitudes around contraception to identify the ideal “Phexxi woman.” Through this research, we learned that there is a group of 17 million women of reproductive years who clearly fit into the target patient profile because of the importance a healthy lifestyle plays in their lives which includes preference for non-hormonal, on-demand contraception that they control. Additionally, they expressed a high level of interest in new contraceptive options that had fewer side effects, were “natural”, and were not something they had to make part of their daily, weekly, or monthly activities of living.

Multipurpose Vaginal pH Regulator (MVP-RTM) Birth Control Mechanism of Action
A normal vaginal pH of 3.5 to 4.5 is important for maintaining good vaginal health. At this optimal pH level, the vagina contains a balance of necessary healthy bacteria. Additionally, a vaginal pH in this range is inhospitable to sperm as well as certain viral and bacterial pathogens. Phexxi was developed to have acid-buffering (pH 3.5), bio-adhesive, and viscosity-retaining properties to provide effective acidification of the male ejaculate in the vagina and to form a long-lasting layer of gel over the vaginal and cervical surfaces. Typically, the introduction of semen (pH = 7.2-8.0) into the vagina causes a rise in pH above 6.0 due to the alkalinity of the ejaculate, which neutralizes the normally acidic vaginal environment, and allows for the survival of sperm. Phexxi prevents pregnancy by maintaining a normal vaginal pH (pH = 3.5-4.5) even in the presence of semen, inhibiting sperm from reaching the ovum to form a zygote. This buffering capacity is due to Phexxi’s active pharmaceutical ingredients. Other MVP-R properties contributing to Phexxi's mechanism of action are its capacity to immobilize sperm, maintain sufficient viscosity even upon dilution with the introduction of semen into the vagina and its bio-adhesive strength. Early clinical testing indicated Phexxi may remain active when inserted up to 10 hours prior to intercourse.

The diagram below shows the respective pH levels of the vagina and semen.
 Phexxi Clinical Trials
AMP001 Phase 3 Clinical Trial
A key stage in the development of Phexxi was the completion of a large-scale Phase 3 clinical trial comparing the contraceptive effectiveness, safety and acceptability of Phexxi to Conceptrol, a surfactant-based spermicidal gel containing 4% nonoxynol-9, which is currently available over-the-counter for use as a vaginal contraceptive. The primary endpoint of the trial was the six-month cumulative pregnancy rate. Secondary endpoints included local and systemic signs and symptoms reported by participants or observed upon medical examination, such as itching, burning, irritation, inflammation or lesions to the cervical or vaginal epithelia and vaginal infections.
AMP001 enrolled 3,389 women at 62 research centers in the United States and Russia. This open-label, randomized, non-inferiority trial evaluated the repeated use of Phexxi compared to Conceptrol over seven menstrual cycles. After completing the first seven cycles, some of the women randomized to Phexxi continued for up to a total of 13 cycles (n=341). In a subset of women (75 in each treatment arm) the lower genital tract (cervix, vagina, and vulva) was observed and photographed by colposcopy. The subset was blinded to avoid possible observer bias. A second subset was also examined microbiologically to document any changes in the vaginal flora, particularly the onset of any infection by Escherichia coli or yeast.
The trial was fully enrolled in July 2013 and completed during the first half of 2014. In the primary efficacy analysis, the six-month cumulative pregnancy rate for typical use (defined as trial subjects who had at least one episode of coitus without using the product correctly during the study and without any backup or emergency contraception), was approximately 10.5% for Phexxi, as compared to 10.0% for Conceptrol. For those subjects with perfect use (defined as trial subjects who used the product correctly at every episode of coitus within a given cycle), the cumulative pregnancy rate was approximately 4.1% for Phexxi, as compared to 4.2% for Conceptrol. In summary, Phexxi met its primary endpoint of non-inferiority to Conceptrol when the combined United States and Russian data were analyzed in accordance with the pre-specified statistical analysis plan.
Less than 2% of patients using Phexxi experienced an AE that was “definitely” related to treatment. There were no SAEs deemed “definitely” or “probably” related to Phexxi. Of the 30 subjects who experienced at least one SAE, 11 were treated with Phexxi (0.8%) and 19 were treated with Conceptrol (1.3%). There were no SAEs reported in the cycle 8-13 extension phase. Significantly more subjects were highly satisfied Phexxi as compared to Conceptrol and significantly more Phexxi users would use the product again if it were available (p<0.05 for both comparisons).

Summary of Initial NDA Submission (Contraceptive Indication)
On July 2, 2015, pursuant to section 505(b)(2) of the Federal Food, Drug and Cosmetic Act we submitted an NDA for Phexxi to the FDA for the proposed indication of prevention of pregnancy. The submission included, among other things, data from the initial Phase 3 clinical trial (AMP001) as well as other safety and efficacy information.
A CRL was issued by the FDA on April 28, 2016. A CRL is issued if the agency determines an application cannot be approved in its present form and will describe all the specific deficiencies identified by the agency. A CRL will also recommend actions the applicant might take to place the application or abbreviated application in condition for approval.
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
Phase 3 Trial (AMPOWER)
We conducted a second, single-arm, Phase 3 trial entitled “A Single-Arm, Phase III, Open Label, Multicenter, Study in Women Aged 18-35 Years of the Contraceptive Efficacy and Safety of Phexxi Contraceptive Vaginal Gel.” We refer to this trial as AMPOWER. AMPOWER enrolled approximately 1,400 healthy women aged 18 to 35 at 112 sites in the United States. The first subject enrolled in this trial on July 28, 2017, and enrollment was completed in February 2018. We reported top-line data from AMPOWER in December 2018.
The primary endpoint of the study was the pregnancy rate over seven cycles of use (one cycle 21-35 days) as assessed by the Kaplan-Meier statistical method. Top-line data analysis demonstrates a cumulative pregnancy rate of 13.7% over seven cycles of use (95% CI 9.9, 17.4) in the mITT population (referred to as typical use), which met the pre-determined endpoint of this clinical trial. This corresponds to an 86.3% efficacy rate.
In women who correctly used Phexxi following the study protocol, the cumulative pregnancy rate was 6.7% over seven cycles of use (95% CI 4.6, 8.7), which corresponds to a 93.3% efficacy rate. The "perfect use" or "per protocol” population is a subset of the overall use or “typical” use population that includes all cycles in which the product was used. For a subject to qualify for the perfect use population, she had to indicate via her E-diary that she used the product correctly and without use of another contraceptive method for every act of intercourse for at least one cycle. The results demonstrate that when Phexxi is used as directed, the efficacy is similar to other frequently used contraceptive methods.
Overall in the AMPOWER study there were more than 32,000 acts of intercourse in which Phexxi use was reported and of these, Phexxi was used as directed 88.9% of the time. Less than 2% of women in AMPOWER discontinued due to an adverse event and there were no treatments related serious adverse events. There were minimal side effects reported by AMPOWER study participants.
    Adverse events in greater than 2% of Phexxi treated subjects in AMPOWER (safety population):

Phexxi
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

Phexxi
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
In addition to the prevention of pregnancy outcome and secondary safety outcomes, this trial also included an exploratory endpoint of sexual satisfaction, which could be further explored in future trials and potentially utilized in labeling and marketing materials for Phexxi. We believe this is the first contraceptive registration trial to include sexual satisfaction as an outcome.
Summary of NDA Resubmission (Contraceptive Indication)
On November 25, 2019, we resubmitted the NDA for our contraceptive product candidate currently known as Phexxi which includes full results from the Phase 3 AMPOWER study, a confirmatory single-arm, open-label Phase 3 trial evaluating the efficacy and safety of Phexxi in approximately 1,400 healthy women aged 18-35 years. The trial was designed with guidance and input from the FDA to address questions raised in the Complete Response Letter received by Evofem in April 2016. Also included in the resubmission was 3-month stability data from our commercial manufacturer, DPT Laboratories Ltd (DPT). According to the FDA's classification, this application will be considered a Class 2 resubmission. The FDA has assigned a six-month review period and a Prescription Drug User Fee Act (PDUFA) goal date of May 25, 2020.
Scientific Advice Process in the EU
We previously conducted a regulatory gap analysis with Pharmalex GmbH to determine how the EU regulatory bodies were likely to view a marketing authorization application (MAA) upon submission to the EU. Scientific advice was previously sought in April 2016 from the Medical Products Agency of Sweden and the Agency of Medicine and Sanitary Products of Spain, but an MAA was not pursued due to a lack of resources to support a filing at that time. We have reinitiated discussions on EU regulatory strategy and plan to seek marketing authorization for Phexxi in the EU through a collaboration with a licensing partner.
Phexxi for STI Prevention
In the United States, the CDC reported there were 1.8 million new cases of chlamydia, the most ever reported, and approximately 583,000 new cases of gonorrhea, also the highest reported, in 2018. We believe this represents a significant commercial opportunity for Phexxi.
Preclinical tests conducted in the early developmental stages by Rush University and later by us, suggest Phexxi has the potential to suppress many of the pathogens responsible for sexually transmitted and commonly occurring bacterial infections while not affecting lactobacilli, a normal and beneficial bacterium found in a healthy vagina.
Researchers at Rush University conducted preclinical studies to assess the ability of Phexxi to prevent transmission of chlamydia in mice. Data from these studies showed Phexxi was highly effective at preventing upper and lower genital tract infection when compared to various vaginally-administered controls containing nonoxynol-9. The following table summarizes the results from the mouse study showing the protective effect of Phexxi compared to several other vaginal gels or no treatment in the upper and lower genital tract.

Treatment	Lower Genital Tract Protected/inoculated[1]	Upper Genital Tract Protected/Inoculated
No Treatment	2/29 (7%)	4/29 (14%)
Gynol II	6/16 (38%)[2]	6/16 (38%)
K-Y Plus	0/16 (0%)	1/16 (6%)
Advantage-S	3/16 (19%)	3/16 (19%)
Conceptrol	0/16 (0%)	0/16 (0%)
Phexxi	13/16 (81%)[3]	8/8 (100%)[4]

1	Animals defined as infected if C. trachomatis was isolated by culture from samples collected on day 3 or 6 post challenge

2	p < 0.05 vs. No Treatment

3	p < 0.001 vs. No Treatment

4	p < 0.01 vs. No Treatment

In another study, Phexxi (at the time called ACIDFORM) was tested for its ability to prevent transmission of gonorrhea in the genital tract compared to other vaginal microbicides in mice. Phexxi displayed significant protection against transmission of gonorrhea, with only 1 of 17 Phexxi-treated mice having positive gonorrhea culture results, compared with 13 of 15 untreated control mice. The following table represents recovery rates from gonorrhea in mice receiving pretreatment or no treatment before intravaginal challenge with gonorrhea strain FA1090:

Test Agent	Number of mice culture positive for gonorrhea/ total number of mice
	Test Agent	No. Treatment
PRO2000 (0.5%)	0/17	11/12 (91.7%)
CAP gel	0/7	13/15 (86.7%)
Cellulose sulfate	2/11	8/10 (80%)
BufferGel	10/23	14/14 (100%)
CarraGuard	3/20	13/17 (76.5%)
T-PSS (5%)	0/17	11/12 (91.7%)
Carbopol 1382	10/23	14/14 (100%)
Methylcellulose	16/20	13/17 (76.5%)
Phexxi	1/17	13/15 (86.7%)
Of all agents tested, Phexxi was the most highly active against gonorrhea in vitro. The following table represents in vitro activity of test articles and control agents against seven strains of gonorrhea:

Test Agent	Number of gonorrhea strains inhibited/total number of strains tested
Dilution of formulated agent
	10%	5%	2.5%	1.25%	0.625%
PRO2000	6/7	4/7	2/7	0/7	0/7
CAP gel	6/7	0/7	0/7	0/7	0/7
Cellulose sulfate	1/7	1/7	1/7	0/7	0/7
BufferGel	7/7	3/7	0/7	0/7	0/7
CarraGuard	0/7	0/7	0/7	0/7	0/7
T-PSS[1] (5%)	6/7	5/7	3/7	2/7	1/7
Carbopol 1382	0/7	0/7	0/7	0/7	0/7
Methylcellulose	0/7	0/7	0/7	0/7	0/7
Phexxi	7/7	7/7	7/7	6/7	6/7
_______________________
1 T-PSS =polysodium 4-styrene sulfonate

Phase 2 Trial for STI Prevention (AMPREVENCE)
Building on the microbicide potential of Phexxi demonstrated in preclinical trials, we recently completed AMPREVENCE: a double-blinded, placebo-controlled pivotal Phase 2b trial to evaluate the efficacy of Phexxi for the prevention of sexual transmission of two common STIs, chlamydia (primary endpoint) and gonorrhea (secondary endpoint). This trial enrolled 860 women 18 to 45 years of age at approximately 50 sites in the United States.
AMPREVENCE met both its primary and secondary endpoints of reducing the risk of chlamydia and gonorrhea infection, respectively, and demonstrated that Phexxi was generally safe and well tolerated. The infection rate of chlamydia among women who used Phexxi for the four-month study period was 4.9% (n=14/288) compared to 9.8% among those who used placebo for four months (n=28/287) (p=.024), a relative risk reduction of 50% in the primary endpoint. Among the reported cases of gonorrhea infection, the infection rate was 0.7% in the Phexxi arm (n=2/280), compared to 3.2% in the placebo arm (n=9/277) (p=.03), a relative risk reduction of 78% in the secondary endpoint. Phexxi was generally safe and well tolerated in this study population, consistent with previous trial results for use of this investigational drug for pregnancy prevention. The number of adverse events was similar across both arms (7.2% for Phexxi and 7.5% for placebo), and no serious treatment-related adverse events were reported.
FDA previously indicated that if AMPREVENCE met its primary endpoint, it may be considered as one of two pivotal trials required for approval of Phexxi for the prevention of chlamydia in women, for which it has been granted Fast Track designation by the FDA. The FDA’s Fast Track program is intended to expedite or facilitate the process of reviewing new drugs and provides eligibility for priority review, if relevant criteria are met. We plan to request an end of Phase 2 meeting in the first half of 2020 to confirm this as well as obtain agreement on the Phase 3 study design.
As previously noted, Phexxi has been granted QIDP designation by the FDA for the prevention of urogenital gonorrhea infection in women.
Pre-Commercialization and Commercialization Strategy
We plan to implement a global strategy to commercialize Phexxi, if approved by the FDA. In the United States, our plan is to build our own integrated sales and marketing infrastructure. Outside of the United States, we expect to leverage global pharmaceutical companies or other qualified potential partners to license commercialization rights or enter collaborations for the commercialization and distribution of Phexxi.
While awaiting the decision from the FDA as to the approval of Phexxi, our planned pre-commercialization activities will include:

•
the selection of commercial suppliers, which includes agency of record for the Phexxi brand, hiring of sales and sales support personnel to support our anticipated commercialization of Phexxi, initiation of payer programs including the addition of medical science liaisons and national/key account managers, and the selection of third-party logistic provider(s); and

•
the optimization of manufacturing capabilities to include the installation of new equipment into manufacturers’ facilities, planning and preparing for all requisite inspections, planning for process validation and registration batch quantities, and establishing secondary (back-up) manufacturing capability.

United States
We estimate the United States market is the largest commercial opportunity for our product candidates. If Phexxi is approved for commercialization by the FDA, we intend to establish a commercial sales force to market Phexxi directly to obstetricians and OB/GYNs who write the majority of prescriptions for contraceptive products.
The top 10% of prescribers (98% of which are OB/GYNs) account for 46% of the annual contraception prescriptions in the United States. The American Congress of Obstetricians and Gynecologists (ACOG) reports there are approximately 36,000 fellows currently practicing in the United States. We intend to target the top 30% by deploying a sales force of approximately 140 sales representatives and managers. Our healthcare provider segmentation project will aid in our targeting of those high-volume potential providers whose attitudes suggest they will be early adopters based on their beliefs that the best form of birth control for women is one they will use. Evofem's sales team will be complemented by print and digital advertising, social media campaigns, access programs, educational campaigns, and non-personal promotion campaigns targeting both consumers and healthcare providers.
Successful prescription drug market launches require comprehensive and integrated pre-launch activities. We have assembled an experienced team of key account managers and medical science liaisons expected to focus on ensuring key payer accounts, pharmacy benefit managers, key opinion leaders and medical associations who are educated about the need to offer a wider set of options to women seeking non-hormonal, woman-controlled contraceptive methods. We expect these educational activities will be supported by presentation of clinical data at key national congresses (such as the annual meetings of ACOG, the Society of Family Planning, the American Society for Reproductive Medicine, and Nurse Practitioners in Women’s Health), clinical publications, and additional market development activities. Our pre- and post-commercialization activities are expected to include multi-channel marketing campaigns to raise brand awareness, including direct-to-consumer and health care professional campaigns. These key initiatives will be supported by awareness campaigns in social media, online and print advertisements, paid and earned social media support, and public relations efforts. We expect these campaigns to encourage patients to consult their healthcare providers and ensure payer and healthcare provider strategies are implemented.
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
Payer and Reimbursement Strategy
United States
We have conducted market research with 45 different healthcare plans covering approximately 80% of covered lives within the United States to better understand viable access and pricing strategies for Phexxi. Overall, a majority of respondents were positive about the introduction of a new contraceptive method. These respondents cited the many unintended pregnancies, high costs associated with unwanted pregnancies, and the underlying limitations in the contraceptive category (i.e. the lack of non-hormonal options) as reasons a new contraceptive option is desirable. We aim to have approximately 60% of all commercial healthcare plans offering full access and complete coverage of Phexxi for all the reproductive aged women’s lives they are managing by the end of the first year of commercialization of Phexxi. This coverage is expected to build to approximately 85% to 90% at peak sales.
Pricing Strategy
Overall, healthcare plans appear receptive to the idea of pricing Phexxi like that of branded oral contraceptives. Healthcare plans interviewed during market research expected Phexxi to be priced between $100 and $200 for a monthly supply of a 12-applicator box (comparable to branded contraceptives), believing Phexxi would ultimately offset other costs the payer may incur (i.e. unwanted pregnancies).
Third-party Payers
Market acceptance and sales of Phexxi and our other MVP-R gel product candidate, if approved by the FDA, will depend in part on the extent to which reimbursement for these products will be available from third-party payers, including government health administration authorities, managed care organizations and private health insurers. Third-party payers decide which therapies they will pay for and establish reimbursement levels. Third-party payers in the United States often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any product candidates we develop will be made on a payer-by-payer basis. One payer’s determination to provide coverage for a drug does not assure other payers will also provide coverage and adequate reimbursement for the drug. Additionally, a third-party payer’s decision to provide coverage for a therapy does not imply that an adequate reimbursement rate will be approved.
Third-party payers are increasingly challenging the prices charged for pharmaceutical and medical device products. The United States government and other third-party payers are increasingly limiting both coverage and the level of reimbursement for new drugs and medical devices, in addition to questioning their safety and efficacy. We may incur significant costs to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our product candidates, in addition to the costs required to obtain FDA approvals. Third-party payer coverage may not be available to patients for Phexxi or any future product we may seek to commercialize. If third-party payers do not provide coverage and adequate reimbursement for Phexxi or our other product candidates, healthcare providers may not prescribe them or patients may ask their healthcare providers to prescribe competing products with more favorable reimbursement.
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
Europe
Our market research found that EU consumers were interested in the unique benefits of Phexxi product profiles, especially since Phexxi is non-hormonal. Contraceptive products are not reimbursed in all the EU member countries. For example, in Italy there is no coverage for contraceptives, in France and Spain, only oral contraceptives are generally covered, and in Germany, individual reimbursement policies apply.

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
Phexxi Manufacturing
We plan to outsource the manufacturing of Phexxi (and our other potential product candidates) to third parties. We are currently contracted with DPT, a gel manufacturer located in San Antonio, Texas, to manufacture Phexxi and potential other product candidates in accordance with all applicable current good manufacturing practices (cGMP) regulations, as well as in compliance with all applicable laws and other relevant regulatory agency requirements for manufacture of pharmaceutical drug products and combination drug-device products.
Contraceptive Market Landscape
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

    If approved by the FDA, we expect that Phexxi will grow the prescription birth control user market when considering the 25.9 million women who are currently at risk for pregnancy and do not use hormone-based contraceptives as their primary form of contraception. Additionally, as women’s expectations change throughout their contraceptive journey, we expect Phexxi to compete for market share in at least four categories: 1) oral contraception, 2) Long-Acting Reversible Contraception

(LARC), comprising implants and IUDs, 3) non-oral hormonal contraceptives, comprising weekly or monthly options including the patch, vaginal ring and injectables, and 4) OTC methods, dominated primarily by the condom.
Oral Contraceptives (the “pill”)
The pill is the most commonly used form of birth control in the United States today. Birth control pills are marketed under a variety of brand names, and currently, there are only two promoted branded pills — Lo Loestrin® Fe (Allergan) and Natazia® (Bayer). There are two main kinds of oral contraceptives — combination birth control pills, which contain estrogen and progestin, and the “mini pill,” which contains only progestin. Oral contraceptives typically must be taken on a regular or daily basis to be effective.
LARC
Implants
The contraception implant (principally marketed in the United States as Nexplanon® by a subsidiary of Merck & Co.), which must be implanted under the skin and removed by a qualified healthcare provider, requiring a medical procedure, provides contraception by releasing hormones over a three-year period. The implant has realized an increase in market share over the past five years, outpacing the overall contraceptive category year-over-year, with annual sales in the United States of approximately $570 million.
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
Non-oral, Hormonal Contraceptives
Contraceptive Patch
The weekly contraceptive patch was introduced in 2000 by Johnson & Johnson’s Janssen division; however, deaths resulting from venous thromboembolism due to hormonal exposure had a significant negative impact on the patch and led to label changes restricting utilization. Following the loss of exclusivity, Johnson & Johnson’s Janssen division exited women’s healthcare and contraception as a promotional category. In 2019, the patch market was valued at $290 million.
Vaginal Ring
The hormonal vaginal ring by Merck & Co. was introduced to the market in 2001 and had annual sales in the United States of $680 million in 2019. The ring is used for three weeks and then removed for a week during menses and a new hormonal vaginal ring is inserted. The efficacy for the vaginal ring is similar to hormonal oral contraception. Users of the vaginal ring report the same incidence of hormonal related side effects as those using oral hormonal contraception.
Injectables
The primary injectable hormonal contraceptive on the market is Depo-Provera® offered by Pfizer Inc. Each injection provides protection for up to 12 to 14 weeks, but patients must receive injections once every 12 weeks to get full contraceptive protection. Depo-Provera was introduced to the market in 1992 and has annual sales in the United States of approximately $224 million.
Non-prescription OTC
Condoms are the dominate product offering in OTC sales. They are manufactured primarily by Trojan (Church & Dwight) and Durex (Reckitt Benckiser) brands, with approximately six million women who depend on condom use as their only method of birth control. The market size in the United States for condoms in 2019 was over $1.12 billion. In addition, spermicides are also available in sponges, jelly/creams, and foams and have very limited utilization.
The adoption of Phexxi, if approved by the FDA, is expected to come equally from each category discussed, as interest in Phexxi falls into three distinct segments: (1) those women who are not currently using hormone-based contraceptives; (2) those women awaiting an alternative to hormonal contraception; and (3) those women who are expected to utilize Phexxi as added protection to their current form of birth control. Our market research has indicated that the hormone-free, on-demand, woman-controlled aspect of Phexxi makes it an attractive option across the entire competitive set.

Rush License Agreement
We amended and restated our license agreement with Rush University (the Rush License Agreement) in March 2014. Pursuant to the Rush License Agreement, Rush University granted us an exclusive, worldwide license of certain patents and know-how (the Rush Licensed IP) related to our MVP-R gel technology authorizing us to make, distribute and commercialize products and processes for any and all therapeutic, prophylactic and/or diagnostic uses, including, without limitation, use for female vaginal health and/or contraception.
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
As of February 28, 2020, we owned or had exclusive license to 40 issued patents and allowed applications in the United States and other countries and jurisdictions, and had 29 patent applications pending in the United States and other countries and jurisdictions.
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
In addition to patents, we rely, and expect to rely, on trade secrets and know-how to develop and maintain our competitive positions. For example, certain aspects of the composition, manufacturing, and use of Phexxi are protected by unpatented trade secrets and know-how. Although trade secrets and know-how can be difficult to protect we seek to protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants, scientific advisors, collaborators, and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached and we may not have adequate remedies for these incidents. In addition, our trade secrets and know-how may otherwise become known or may be independently discovered by competitors. To the extent our consultants, contractors or collaborators use intellectual property owned by third parties in their work for us, disputes may arise as to the rights in related or resulting intellectual property, including trade secret, know-how and inventions.
Trademark Basics and Strategy
We own or have rights to various trademarks, copyrights and trade names used in our business, including Evofem and Phexxi. All of our logos and trademarks appearing in this report are the property of Evofem Biosciences, Inc. All other third-party trademarks appearing in this report are the property of their respective holders. Our use or display of other parties’ trademarks, trade dress, or products in this report is not intended to, and does not, imply a relationship with, or endorsement or sponsorship of us, by the trademark, trade dress, or product owner.

Government Regulation and Product Approval
The research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing, among other things, of our products are subject to extensive regulation by governmental authorities in the United States and other countries. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory requirements, require the expenditure of substantial time and financial resources.
United States
In the United States, the FDA regulates drugs under the FDCA and its implementing regulations. Failure to comply with the applicable United States requirements may subject us to administrative or judicial sanctions, such as FDA refusal to approve pending New Drug Applications (NDAs), warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions and/or criminal prosecution. Medical products containing a combination of new drugs, biological products or medical devices are regulated as “combination products” in the United States. A combination product generally is defined as a product comprising of components from two or more regulatory categories (e.g., drug/device, device/biologic, drug/biologic). Each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a new drug, biologic or device. To facilitate pre-market review of combination products, the FDA designates one of its centers to have primary jurisdiction for the pre-market review and regulation of the overall product based upon a determination by the FDA of the primary mode of action of the combination product. Phexxi is subject to review by the FDA and is being regulated as a drug/device combination product with a drug primary mode of action, which requires the submission and approval of an NDA by the Center for Drug Evaluation and Research before it maybe marketed in the United States.
Drug Development and FDA Review and Approval Process
Phexxi and our other MVP-R product candidates may not be marketed in the United States until the product has received FDA approval. The steps to be completed before a drug may be marketed in the United States include:

•	completion of preclinical laboratory tests, animal studies, and formulation studies, performed in accordance with the FDA’s Good Laboratory Practice regulations;

•	submission to the FDA of an Investigational New Durg (IND) application to permit human clinical testing of the therapeutic candidate;

•	approval by an independent institutional review board, or IRB, or ethics committee at each clinical trial site before each clinical trial may be initiated;

•	completion of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, current good clinical practices (cGCPs), and other clinical-trial related regulations to establish the safety and efficacy of the investigational drug for each proposed indication;

•	submission to the FDA of an NDA for marketing approval, including payment of application user fees;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current Good Manufacturing Practice (cGMP) regulations;

•
Satisfactory completion of FDA bioresearch monitoring inspections of selected investigational sites at which the drug product was subject to clinical trials to assess compliance with cGCP regulations; and

•
FDA review and approval of the NDA, including satisfactory completion of an FDA advisory committee review of the product candidate, where appropriate or if applicable, prior to any commercial marketing or sale of the product in the United States.

Before testing any drug or biological product candidate, including our product candidates, in humans, the product candidate must undergo rigorous preclinical testing. The preclinical developmental stage generally involves laboratory evaluations of drug chemistry, formulation and stability, as well as studies to evaluate toxicity in animals, which support subsequent clinical testing. The sponsor must submit the results of the preclinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational product to humans, and must become effective before human clinical trials may begin.
Preclinical tests include laboratory evaluation of product chemistry, toxicity and formulation, as well as in vitro and animal studies to assess the potential for adverse events and in some cases to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for safety/toxicology studies. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after an IND for an investigational drug candidate is submitted to the FDA and human clinical trials have been initiated.
The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must become effective before human clinical trials in the United States may begin and is required to be updated annually. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about issues such as the conduct of the trials as outlined in the IND and imposes a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. Clinical holds also may be imposed by the FDA at any time before or during studies due to safety concerns or non-compliance. Our first IND submitted in 2011 relates to Phexxi for the prevention of pregnancy (AMP001). Our second IND relates to our BV product candidate (EVO-002). We have also been allowed to conduct a clinical trial relating to prevention of chlamydia and gonorrhea (AMPREVENCE) under this second IND, and the clinical phase of this trial was completed and we reported positive top-line data in December 2019.
Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. The trial protocol and informed consent information for trial subjects in clinical trials must also be approved by an IRB for each institution where the trials will be conducted, and each IRB must monitor the trial until completion; an IRB may halt a trial under its jurisdiction for safety reasons. Trial subjects must sign an informed consent form before participating in a clinical trial. Clinical testing also must satisfy extensive good clinical practice regulations and regulations for informed consent and privacy of individually identifiable information.

Clinical trials necessary for product approval are typically conducted in three sequential phases, although the phases may overlap.

•
Phase 1: The product candidate is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for severe or life-threatening diseases, such as cancer, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

•
Phase 2: This phase involves studies in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•
Phase 3: Larger clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population, often at geographically dispersed clinical study sites. These studies are intended to establish the overall risk-benefit ratio of the product candidate and provide, if appropriate, an adequate basis for product labeling. These trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a product during marketing.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow up. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

In addition, information about certain clinical trials, including details of the protocol and eventually study results, must be submitted within specific timeframes to the National Institutes of Health for public dissemination on the ClinicalTrials.gov data registry. Information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in some cases for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.
Assuming successful completion of the required clinical testing, the results of the preclinical studies and of the clinical trials, together with detailed information relating to the product’s chemistry, manufacturing, and controls and proposed labeling, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications. An NDA must be accompanied by payment of a significant user fee to the FDA (for example, for FY2020 this application fee exceeds $2.9 million), and establishment and product fees are payable annually after a drug’s approval. Section 505(b)(1) and Section 505(b)(2) of the FDCA are the provisions governing the type of NDAs that may be submitted under the FDCA. Section 505(b)(1) is the traditional pathway for new chemical entities when no other new drug containing the same active pharmaceutical ingredient or active moiety, which is the molecule or ion responsible for the action of the drug substance, has been approved by the FDA. As an alternate pathway to FDA approval for new or improved formulations of previously approved products, a company may file a Section 505(b)(2) NDA. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference.
During the sixty days after submission, the FDA reviews any NDA submitted to ensure that it is sufficiently complete for substantive review before the FDA accepts the NDA for filing. The FDA may request additional information rather than accept the NDA for filing. Once the submission is accepted for filing, the FDA begins an in-depth review. Under the goals and policies agreed to by the FDA under the PDUFA, the FDA has agreed to certain performance goals in the review of NDAs. For most applications involving first-in-kind molecular entities, FDA has ten months from the filing date in which to complete its initial review of a standard application and respond to the applicant, and six months from the filing date for an application with priority review. Priority review can be applied to drugs intended to treat a serious condition and that the FDA determines offer major advances in treatment by providing a significant improvement in safety or effectiveness, or that provide a treatment where no adequate therapy exists. Even if the NDA is filed by the FDA, companies cannot be sure that any approval will be granted on a timely basis, if at all. Moreover, the FDA does not always meet its PDUFA goal dates, and the review process for both standard and priority new drug applications may be extended by FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission. The FDA may also refer the application to an appropriate advisory committee, typically a panel of independent clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of the advisory committee, but it typically considers such recommendations when making final decisions on approval. The FDA also may require submission of a risk evaluation and mitigation strategy or “REMS” plan if it determines that a REMS is necessary to ensure that the benefits of the drug outweigh its risks and to assure the safe use of the drug or biological product. The REMS plan could include medication guides, physician communication plans, assessment plans and/or elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. The FDA determines the requirement for a REMS, as well as the specific REMS provisions, on a case-by-case basis. If the FDA concludes a REMS plan is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve an NDA without a REMS, if required.
Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with cGCPs. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with cGMP requirements is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.
The approval process is lengthy and often difficult, and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. On the basis of the FDA’s evaluation of the NDA and accompanying information, including the results of the inspection of the manufacturing facilities, it issues either an approval letter or a Complete Response Letter, or CRL. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Our recently resubmitted NDA seeking approval from the FDA to market Phexxi for the prevention of pregnancy responds to all issues raised in the CRL issued to us in April 2016 and is a Class 2 resubmission with a six-month PDUFA goal date. Even with the submission of additional information responding to the deficiencies identified in a prior CRL, however, the FDA ultimately may decide that a new drug application does not satisfy the regulatory criteria for approval.
When issued, an NDA approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications as described in the application. Further, depending on the specific risk(s) to be addressed, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling, require that post-approval trials, including Phase 4 clinical trials, be conducted to further assess a product’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the drug. Moreover, the FDA may prevent or limit further marketing of a product based on the results of post-marketing trials or surveillance programs. Once granted, product approvals may be withdrawn if compliance with regulatory requirements is not maintained or problems are identified following initial marketing or any time thereafter, and certain types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.
Pediatric Information and Pediatric Exclusivity
Under the Pediatric Research Equity Act (the PREA) amendments to the FDCA, an NDA or supplement to an NDA must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The Food and Drug Administration Safety and Innovation Act, or FDASIA, enacted in 2012, made permanent PREA to require that a sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within 60 days of an end-of-Phase II meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase III or Phase II/III study. The FDA has indicated that Phexxi is covered by the PREA, but the FDA may, on its own initiative or at the request of an applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. We requested and were granted a partial waiver for pre-menarcheal females and all pediatric males, as these populations are not at risk of pregnancy. Extrapolation of efficacy and safety data based on data in adult populations is planned for pediatric post-menarcheal females (≤17 years).
In addition, pediatric exclusivity is a type of non-patent marketing exclusivity available in the United States that, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity or listed patents. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a Written Request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application. The issuance of a Written Request does not require the sponsor to undertake the described studies.
Post-Approval Requirements

Following approval of a new product, the manufacturer and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and record-keeping activities, reporting of adverse experiences, and complying with promotion and advertising requirements, which include restrictions on promoting approved drugs for unapproved uses or patient populations (known as “off-label use”). Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including adverse publicity, enforcement action by the FDA, corrective advertising, consent decrees and the full range of civil and criminal penalties available to the FDA. Prescription drug promotional materials also must be submitted to the FDA in conjunction with their first use. Further, if there are any modifications to the approved drug or combination product, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require the applicant to develop additional data or conduct additional preclinical studies or clinical trials.
The FDA may also place other conditions on approvals including the requirement for REMS to assure the safe use of the product. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.
FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. The manufacturing facilities for our product candidates must meet cGMP requirements and satisfy the FDA or comparable foreign regulatory authorities’ satisfaction before any product is approved and our commercial products can be manufactured. Evofem relies, and expects to continue to rely, on third parties for the production of clinical and commercial quantities of Molecular’s products in accordance with cGMPs. These manufacturers must comply with cGMPs that require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved drugs or combination products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. The discovery of violative conditions, including failure to conform to cGMPs, could result in enforcement actions, and the discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved NDA, including recall.
Once an approval or clearance of a drug or combination product is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

•	fines, warning letters or other enforcement-related letters or clinical holds on post-approval clinical trials;

•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product approvals;

•	product seizure or detention, or refusal to permit the import or export of products;

•	injunctions or the imposition of civil or criminal penalties; and

•
consent decrees, corporate integrity agreements, debarment, or exclusion from federal health care programs; or mandated modification of promotional materials and labeling and the issuance of corrective information.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act (PDMA), which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. Most recently, the Drug Supply Chain Security Act (DSCSA), was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States, including most biological products. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10-year period that is expected to culminate in November 2023. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. It is impossible to predict whether further legislative or regulatory changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.
Hatch-Waxman Act and Marketing Exclusivity
Under the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Amendments to the FDCA, Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute and also enacted Section 505(b)(2) of the FDCA. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency. In support of such applications, a generic manufacturer may rely on the preclinical and clinical testing conducted for a drug product previously approved under an NDA, known as the reference listed drug. Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the Listed Drug with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug. In contrast, Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. A Section 505(b)(2) applicant may eliminate the need to conduct certain preclinical or clinical studies, if it can establish that reliance on studies conducted for a previously-approved product is scientifically appropriate. Unlike the ANDA pathway used by developers of bioequivalent versions of innovator drugs, which does not allow applicants to submit new clinical data other than bioavailability or bioequivalence data, the 505(b)(2) regulatory pathway does not preclude the possibility that a follow-on applicant would need to conduct additional clinical trials or nonclinical studies; for example, they may be seeking approval to market a previously approved drug for new indications or for a new patient population that would require new clinical data to demonstrate safety or effectiveness. The FDA may then approve the new product for all or some of the label indications for which the Listed Drug has been approved, or for any new indication sought by the Section 505(b)(2) applicant, as applicable.
Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. When an ANDA applicant submits its application to the FDA, the applicant is required to certify to the FDA concerning any patents listed in the Orange Book for the Listed Drug, except for patents covering methods of use for which the follow-on applicant is not seeking approval. To the extent the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, such an applicant is also required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would.
Specifically, an ANDA or 505(b)(2) applicant for a follow-on drug product with respect to each patent that: (i) the required patent information has not been filed by the original applicant; (ii) the listed patent already has expired; (iii) the listed patent has not expired, but will expire on a specified date and approval is sought after patent expiration; or (iv) the listed patent is invalid, unenforceable or will not be infringed by the manufacture, use or sale of the new product.
If a Paragraph I or II certification is filed, the FDA may make approval of the application effective immediately upon completion of its review. If a Paragraph III certification is filed, the approval may be made effective on the patent expiration date specified in the application, although a tentative approval may be issued before that time. If an application contains a Paragraph IV certification, a series of events will be triggered, the outcome of which will determine the effective date of approval of the ANDA or 505(b)(2) application.
A certification that the new product will not infringe the Listed Drug’s listed patents or that such patents are invalid is called a Paragraph IV certification. If the follow-on applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders for the Listed Drug once the applicant’s NDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a legal challenge to the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of their receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA or 505(b)(2) NDA until the earlier of 30 months after the receipt of the Paragraph IV notice, expiration of the patent or a decision in the infringement case that is favorable to the ANDA or 505(b)(2) applicant. Alternatively, if the listed patent holder does not file a patent infringement lawsuit within the required 45-day period, the follow-on applicant’s ANDA or 505(b)(2) NDA will not be subject to the 30-month stay.
In addition, under the Hatch-Waxman Amendments, the FDA may not approve an ANDA or 505(b)(2) NDA until any applicable period of non-patent exclusivity for the referenced Listed Drug has expired. These market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of a NDA for a drug containing a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement.
The FDCA also provides three years of marketing exclusivity for a NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving follow-on applications for drugs containing the original active agent. Five-year and three-year exclusivity also will not delay the submission or approval of a traditional NDA filed under Section 505(b)(1) of the FDCA. However, an applicant submitting a traditional NDA would be required to either conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.
Designation of and Exclusivity for Qualified Infectious Disease Products
In 2012 as part of FDASIA, Congress passed legislation known as the Generating Antibiotic Incentives Now Act, or GAIN Act, which amended the FDCA to encourage the development of antibacterial and antifungal drug products that treat pathogens that cause serious and life-threatening infections. The law grants an additional five years of marketing exclusivity upon the approval of an NDA for a drug product previously designated by FDA as a Qualified Infectious Disease Product, or QIDP. As a result, if applicable to a designated QIDP, upon approval the periods of five-year new chemical entity exclusivity and three-year new clinical investigation exclusivity would become 10 years and eight years, respectively.
A QIDP is defined in the GAIN Act to mean “an antibacterial or antifungal drug for human use intended to treat serious or life-threatening infections, including those caused by: (1) an antibacterial or antifungal resistant pathogen, including novel or emerging infectious pathogens;” or (2) certain “qualifying pathogens.” A “qualifying pathogen” is a pathogen that has the potential to pose a serious threat to public health (e.g., resistant gram positive pathogens, multi-drug resistant gram negative bacteria, multi-drug resistant tuberculosis and Clostridium difficile) and that is included in a list established and maintained by FDA. A drug sponsor may request FDA to designate its product as a QIDP any time before the submission of an NDA. FDA must make a QIDP determination within 60 days of the designation request. A product designated as a QIDP may be granted priority review by FDA upon submission and can also qualify for “fast track” status, described further below. We have received QIDP designation from the FDA for Phexxi for the prevention of urogenital gonorrhea infection in women.
Fast Track and Priority Review Designations
The FDA is authorized to designate certain products for expedited development or review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs include fast track designation and priority review designation.
To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need by providing a therapy where none exists or a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. Fast track designation provides opportunities for more frequent interactions with the FDA review team to expedite development and review of the product. The FDA may also review sections of the NDA for a fast track product on a rolling basis before the complete application is submitted, if the sponsor and the FDA agree on a schedule for the submission of the application sections, and the sponsor pays any required user fees upon submission of the first section of the NDA. Fast track designation may be withdrawn by the sponsor or rescinded by the FDA if the designation is no longer supported by data emerging in the clinical trial process. A product candidate designated as a QIDP is eligible for fast track designation under the provisions of the GAIN Act, but the NDA sponsor must specifically request fast track designation from the agency as with non-infectious disease product candidates. Fast track designation may be requested concurrent with or at any time after the QIDP designation. In addition, although QIDP designation may be requested prior to submission of an IND, a request for fast track designation may only be made concurrently with, or any time after, submission of an IND.

The FDA also may designate a product for priority review if it is a drug or biologic that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines at the time that the marketing application is submitted, on a case- by-case basis, whether the proposed drug represents a significant improvement in treatment, prevention or diagnosis of disease when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting drug reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, or evidence of safety and effectiveness in a new subpopulation. A priority review designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months for an original new molecular entity NDA from the date of filing. Although FDA automatically gives priority review designation to the first application submitted for a specific drug product and indication for which a QIDP designation was granted, a subsequent application from the same sponsor for the same product and indication will receive priority review designation only if it otherwise meets the criteria for priority review.
Finally, even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. Furthermore, fast track designation and priority review do not change the standards for approval and may not ultimately expedite the development or approval process.
Patent Term Restoration
Depending upon the timing, duration and specifics of FDA approval of our drug candidates, some of our U.S. patents may be eligible for limited patent term extension under other provisions of the Hatch-Waxman Amendments. These patent term extensions permit a patent restoration term of up to five years as compensation for any patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND, and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension, and the extension must be applied for prior to expiration of the patent. The United States Patent and Trademark Office (USPTO) in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.
Other U.S. Governmental Regulations and Environmental Matters
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
Importantly, United States authorities that enforce the FCPA, including the Department of Justice, deem most health care professionals and other employees of foreign hospitals, clinics, research facilities and medical schools in countries with public health care or public education systems to be “foreign officials” under the FCPA. If and when we interact with foreign health care professionals and researchers in testing and marketing our products abroad, we must have policies and procedures in place sufficient to prevent us and agents acting on our behalf from providing any bribe, gift or gratuity, including excessive or lavish meals, travel or entertainment in connection with marketing our products and services or securing required permits and approvals such as those needed to initiate clinical trials in foreign jurisdictions. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the maintenance of books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and the development and maintenance of an adequate system of internal accounting controls for international operations.
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
Review and Approval of Drug Products in the European Union
In addition to regulations in the United States, we are and will be subject, either directly or through our distribution partners, to a variety of regulations in other jurisdictions governing, among other things, clinical trials and commercial sales and distribution of our products, if approved.

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in non-U.S. countries prior to the commencement of clinical trials or marketing of the product in those countries. Moreover, the time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others. As of January 31, 2020, the United Kingdom (UK) is no longer a member state of the EU, and therefore a separate marketing authorization application (MAA) and approval will be required to market a medicinal product in the UK.
We are currently assessing the optimal regulatory legal basis for the Phexxi MAA in the EU and the UK. As in the United States, medicinal products can be marketed in the EU only if a marketing authorization from the competent regulatory agencies has been obtained. Similar to the United States, the various phases of preclinical and clinical research in the EU are subject to significant regulatory controls.
Pursuant to the European Clinical Trials Directive, a system for the approval of clinical trials in the EU has been implemented through national legislation of the member states. Under this system, an applicant must obtain approval from the competent national authority of an EU member state in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial after a competent ethics committee has issued a favorable opinion. Clinical trial applications must be accompanied by an investigational medicinal product dossier with supporting information prescribed by the European Clinical Trials Directive and corresponding national laws of the member states and further detailed in applicable guidance documents. In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014 (Clinical Trials Regulation) was adopted and it is anticipated to come into application in late 2020 or early 2021. The Clinical Trials Regulation will be directly applicable in all the EU Member States, repealing the current Clinical Trials Directive 2001/20/EC. Conduct of all clinical trials performed in the European Union will continue to be bound by currently applicable provisions until the new Clinical Trials Regulation becomes applicable. The extent to which ongoing clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial.
The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the European Union. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the “EU portal”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned). Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.
To obtain marketing approval of a drug in the EU, an applicant must submit a marketing authorization application (MAA) either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all EU member states, Iceland, Lichtenstein and Norway. The centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy products (such as gene-therapy, somatic cell-therapy or tissue-engineered medicines) and products with a new active substance indicated for the treatment of certain diseases. For products with a new active substance indicated for the treatment of certain diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the European Medicines Agency (EMA) is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee for Medicinal Products for Human Use (CHMP). Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is of 150 days, excluding stop-clocks.
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
In the EU, only products for which marketing authorizations have been granted may be promoted. A marketing authorization is valid for five years in principle and the marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing member state. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal. Any authorization which is not followed by the actual placing of the drug on the E.U. market (in case of centralized procedure) or on the market of the authorizing member state within three years after authorization ceases to be valid (the so-called sunset clause). Even if authorized to be marketed in the EU, prescription-only medicines may only be promoted to healthcare professionals, not the general public. All promotion should be in accordance with the particulars listed in the summary of product characteristics. Promotional materials must also comply with various laws, and codes of conduct developed by pharmaceutical industry bodies in the EU which govern (among other things) the training of sales staff, promotional claims and their justification, comparative advertising, misleading advertising, endorsements, and (where permitted) advertising to the general public. Failure to comply with these requirements could lead to the imposition of penalties by the competent authorities of the EU member states. The penalties could include warnings, orders to discontinue the promotion of the drug product, seizure of promotional materials, fines and possible imprisonment.
European Union Regulatory Exclusivity
In the EU, new products authorized for marketing (i.e., reference products) qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic applicants from relying on the pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic marketing authorization in the European Union during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic applicant from commercializing its product in the EU until ten years have elapsed from the initial authorization of the reference product in the EU. The ten-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.
Rest of the World Regulation
For other countries outside of the European Union and the United States, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from jurisdiction to jurisdiction. Additionally, the clinical trials must be conducted in accordance with cGCP requirements and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.
U.S. Healthcare Laws and Regulations
If our product candidates are approved in the United States, we will have to comply with various U.S. federal and state laws, rules and regulations pertaining to health care fraud and abuse, including anti-kickback laws and physician self-referral laws, rules and regulations. Healthcare providers and third-party payers play a primary role in the recommendation and prescription of drug products and medical devices. Our current and future arrangements with healthcare professionals, principal investigators, consultants, third-party payers and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. Such restrictions under applicable federal and state healthcare laws and regulations, include but are not limited to the following:
Anti-Kickback Statute - the Federal Anti-Kickback Statute, among other things, prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federally funded healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate the statute in order to have committed a violation. In addition, the government may assert that a claim that includes items or services resulting from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.
Civil and Criminal False Claims Laws - the federal civil and criminal false claims laws, including the federal False Claims Act, which can be enforced by private citizens through civil whistleblower or qui tam actions, prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government.
Health Insurance Portability and Accountability Act of 1996 - the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) prohibits, among other things, individuals or entities from executing a scheme to defraud any healthcare benefit program or making any false statements relating to healthcare matters; as in the case of the Federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate the statute in order to have committed a violation. Additionally, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and its implementing regulations impose certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization, on entities subject to the law, such as certain healthcare providers, health plans, and healthcare clearinghouses and their respective business associates that perform services for them that involve the creation, use, maintenance or disclosure of, individually identifiable health information.
False Statements Statute - the federal False Statements Statutes prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement to the federal government, including executive or administrative agencies.
Physician Self-Referral Law (Stark Law) - the federal ban on physician self-referrals prohibits, subject to certain exceptions, physician referrals of Medicare or Medicaid patients to an entity providing certain “designated health services” if the physician or an immediate family member of the physician has any financial relationships, including compensation arrangements or ownership interests, with that entity.
Sunshine Act - the federal transparency or “sunshine” requirements of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the ACA) requires certain manufacturers of drugs, devices, biologics and medical supplies to annually report to the Department of Health and Human Services (the DHHS) information related to payments and other transfers of value made to physicians, teaching hospitals and certain advanced non-physician health care practitioners, as well as ownership and investment interests held by physicians and their immediate family members.
Federal Food, Drug, and Cosmetic Act - The Federal Food Drug and Cosmetic Act (the FDCA) and the regulations promulgated pursuant to the FDCA by the FDA govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products as well as so-called combination products, such as those consisting of a drug and a delivery device. Failure to comply with applicable FDA pre-market, post-market, or other compliance requirements may subject a company to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending applications, clinical holds, warning letters, recall or seizure of products, partial or total suspension of production, withdrawal of products from the market, injunctions, fines, civil penalties or criminal prosecution.
State Transparency Laws - Some United States state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to healthcare providers and other healthcare providers or marketing expenditures; some state laws require pharmaceutical companies to implement compliance programs and to track and report gifts, compensation and other remuneration provided to physicians, in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and pricing information; and some state and local laws require the registration of pharmaceutical sales representatives.
State and Foreign Regulatory Concerns - There are analogous State and foreign laws and regulations, such as State Anti-Kickback and False Claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers. State and foreign laws also govern the privacy and security of health and personal information. These laws differ from each other in significant ways while applying simultaneously with HIPAA, thus complicating compliance efforts.
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
Healthcare Reform and Potential Changes to Laws and Regulations
In the United States and some foreign jurisdictions, there have been, and continue to be, legislative and regulatory changes both enacted and proposed related to the healthcare system, which could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. In particular, the FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted. For example, in December 2016, the 21st Century Cures Act, or Cures Act, was passed by Congress and signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and devices and to spur innovation, but its ultimate implementation is uncertain. In addition, in August 2017, the FDA Reauthorization Act was signed into law, which reauthorized the FDA’s user fee programs and included additional drug and device provisions that build on the Cures Act. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we otherwise may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.
Among policy makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in March 2010, the Affordable Care Act was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans; imposed mandatory discounts for certain Medicare Part D beneficiaries as a condition for manufacturers’ outpatient drugs coverage under Medicare Part D; and established a Center for Medicare Innovation at the U.S. Centers for Medicare and Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending.
Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. The current Presidential administration and members of the US Congress have indicated that they may continue to seek to modify, repeal or otherwise invalidate all, or certain provisions of, the ACA. President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. For example, the Tax Cuts and Jobs Act of 2017 repealed the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In December 2019, the Fifth Circuit Court of Appeals upheld a district court’s finding that the individual mandate in the ACA is unconstitutional following removal of the penalty provision from the law. However, the Fifth Circuit reversed and remanded the case to the district court to determine if other reforms enacted as part of the ACA but not specifically related to the individual mandate or health insurance could be severed from the rest of the ACA so as not to have the law declared invalid in its entirety. It is unclear how this decision, subsequent appeals including potentially to the U.S. Supreme Court, and other efforts to repeal and replace the ACA will affect the implementation of that law and our business. We continue to evaluate the potential impact of the ACA and its possible repeal or replacement on our business.
Other legislative changes have been proposed and adopted since the ACA was enacted. For example, on December 20, 2019, President Trump signed the Further Consolidated Appropriations Act for 2020 into law (P.L. 116-94) that includes a piece of bipartisan legislation called the Creating and Restoring Equal Access to Equivalent Samples Act of 2019 or the “CREATES Act.” The CREATES Act aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products to deny generic product developers access to samples of brand products. Because generic product developers need samples to conduct certain comparative testing required by the FDA, some have attributed the inability to timely obtain samples as a cause of delay in the entry of generic products. To remedy this concern, the CREATES Act establishes a private cause of action that permits a generic product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Whether and how generic product developers will use this new pathway, as well as the likely outcome of any legal challenges to provisions of the CREATES Act, remain highly uncertain and its potential effects on our future commercial products are unknown. Other new laws may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Notably, under the Trump Administration’s Safe Importation Plan, at the end of December 2019, the FDA issued a notice of proposed rulemaking to establish a system whereby state governmental entities could lawfully import and distribute prescription drugs sourced from Canada, although the impact of such future programs is uncertain. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
Coverage, Pricing, and Reimbursement
Sales of Evofem’s products approved for marketing by the FDA and foreign regulatory authorities will depend, in part, on the extent to which they will be covered by third-party payors, such as government health programs, commercial insurance and managed care organizations. In the United States no uniform policy of coverage and reimbursement for drug or biological products exists. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of Evofem’s FDA-approved products will be made on a payor-by-payor basis. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our approved products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.
The United States government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price-controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. For example, the ACA contains provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Adoption of general controls and measures, coupled with the tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceutical drugs. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the DHHS as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. The ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits. Congress and President Trump have expressed their intention to repeal or repeal and replace the ACA. If that is done, many if not all of the provisions of the ACA may no longer apply to prescription drugs.
The marketability of any products for which Evofem receives regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. An increasing emphasis on cost containment measures in the United States has increased, and Evofem expects will continue to increase, the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
In addition, in most foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of our product candidate to currently available therapies (so called health technology assessment, or HTA) in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of Evofem’s approved drug products. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower.

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
Employees
As of February 28, 2020, we had a total of 53 employees, all of which are full-time employees, and we engage consultants and contract workers on an as-needed basis. We believe the relations with our employees and consultants are good.
Emerging Growth Company
We were an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. We remained an emerging growth company until December 31, 2019. We refer to the Jumpstart Our Business Startup Act of 2012 herein as the “JOBS Act,” and references herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.
For periods when we were an “emerging growth company,” we may have taken advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and financial statements in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote to approve executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of one or more of these reporting exemptions until we are no longer an “emerging growth company.”

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. Before deciding whether to invest in our securities, you should carefully consider the risks described below together with the information included in this Annual Report on Form 10-K (Annual Report) including our financial statements and the related notes appearing in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. If any of these risks occur, our business, financial condition, results of operations or cash flow could be harmed. This could cause the trading price of our common stock to decline, resulting in a loss of all or part of your investment. There may be additional risks we do not presently know of or we currently believe are immaterial which could also impair our business and financial position.
Risks Related to Our Financial Condition and Capital Requirements
We must raise significant additional funds to finance our operations to remain a going concern. Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights.
Based on our cash balance, recurring losses since inception and the inadequacy of existing capital resources to fund planned operations during the next 12 months, we will require significant additional funding to continue operations and to complete the development of Phexxi for the prevention of certain sexually transmitted infections (STIs), and we will be unable to initiate the Phase 2 trial of our BV product candidate until we raise additional funds. If we are unable to raise additional funds when needed, we may be unable to commercialize Phexxi as a contraceptive if approved by FDA, continue development of Phexxi for prevention of certain STIs, may be required to delay, scale back or eliminate some or all our development programs, planned commercialization strategies or cease operations entirely. To the extent we raise additional capital through the sale of equity, convertible debt or other securities convertible into equity, the ownership interest of our stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect rights of our stockholders. Debt financing, if available at all, would likely involve agreements with covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, making additional product acquisitions or declaring dividends. If we raise additional funds through strategic collaborations, alternative non-dilutive financing, such as royalty-based financing, or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates or future revenue streams or grant licenses on terms that are not favorable to us. Moreover, if we are unable to continue as a going concern, we may be forced to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.
We have incurred significant losses since our inception and anticipate we will continue to incur significant losses for the foreseeable future.
We are a clinical-stage biopharmaceutical company with a limited operating history. We have incurred yearly losses since inception, including net losses of $80.0 million and $125.7 million for the years ended December 31, 2019 and 2018 respectively. As of December 31, 2019, we had an accumulated deficit of $513.2 million. Negative cash flows from our operations are expected to continue for the foreseeable future. Our utilization of cash has been and will continue to be highly dependent on our product development programs, particularly our programs for the development of our lead Multipurpose Vaginal pH Regulator (MVP-RTM) product candidate, Phexxi, for several potential indications. Our cash expenses will be highly dependent on the product development programs we choose to pursue, the progress of these product development programs, the results of our preclinical and clinical trials, the cost, timing and outcomes of regulatory decisions regarding potential approval for our product candidate or any future product candidates we may choose to develop, the terms and conditions of our contracts with service providers and license partners, and the rate of recruitment of patients in our clinical trials. In addition, the continuation of our clinical trials, and quite possibly our entire business, will depend on our financial resources at the time. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates.
We have devoted substantially all our financial resources to the development of our product candidates, including conducting clinical trials and providing general and administrative support for our operations. To date, we have financed our operations primarily through the sale of equity securities and related-party funding. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations or grants. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk.
We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future and our expenses will increase substantially if and as we:

•	seek to obtain regulatory approval for Phexxi as a contraceptive;

•	continue the clinical development of our MVP-R product candidates for the prevention of certain STIs;

•	undertake the manufacturing of our product candidates or increase volumes manufactured by third parties;

•	advance our programs into larger, more expensive clinical trials;

•	initiate additional preclinical, clinical, or other trials for our product candidates or any product candidates we may choose to develop in the future;

•	seek regulatory and marketing approvals and reimbursement for our product candidates or any product candidates we may choose to develop in the future;

•	establish a sales, marketing, and distribution infrastructure to commercialize any products for which we may obtain marketing approval and market for ourselves;

•	continue efforts to identify, assess, acquire, and/or develop other product candidates;

•	make milestone, royalty or other payments under third-party license agreements;

•	seek to maintain, protect, and expand our intellectual property portfolio;

•	seek to attract and retain skilled personnel; and

•
experience any delays or encounter issues with the development and regulatory approval of our product candidates such as safety issues, clinical trial accrual delays, longer follow-up for planned trials, additional major trials or supportive studies necessary to support marketing approval.

Further, the net losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. Due to the recurring losses, negative cash flows from operating activities since inception, and net working capital at December 31, 2019, the report of our independent registered public accountant on our financial statements as of and for the years ended December 31, 2019 and 2018 filed in this Annual Report included explanatory language describing the existence of substantial doubt about our ability to continue as a going concern. There have been no adjustments in the accompanying financial statements to reflect this uncertainty.
We have never generated any revenue from product sales and may never be profitable.
We have no products approved for commercialization and have never generated any material amount of revenue from product sales. Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaborators, to successfully complete the development of, and obtain necessary regulatory and marketing approvals to commercialize one or more of our current or future product candidates. We do not anticipate generating revenue from product sales until the second half of 2020. Our ability to generate future revenue from product sales depends heavily on our success in many areas, including, but not limited to:

•	obtaining regulatory and marketing approval of Phexxi for prevention of pregnancy and successfully developing one or more of our other product candidates;

•	hiring and training a qualified sales force to execute on our commercialization strategy in the United States;

•
manufacturing one or more product candidates and establishing and maintaining supply and manufacturing relationships with third parties that are commercially feasible, meet regulatory requirements and meet our supply needs in sufficient quantities to meet market demand for our product candidates, if approved;

•	marketing, launching and commercializing product candidates for which we obtain regulatory and marketing approval, either directly or with a collaborator or distributor;

•	gaining market acceptance of our product candidates as treatment options;

•	addressing any competing products;

•	protecting, maintaining and enforcing our intellectual property rights, including patents, trade secrets and know-how;

•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter;

•	obtaining reimbursement or pricing for Phexxi and our other product candidates in amounts that support profitability; and

•	attracting, hiring and retaining qualified personnel.
Even if Phexxi or our other product candidates are approved for commercial sale, we anticipate incurring significant costs associated with launching and commercializing any approved product candidate. We also will have to develop or acquire manufacturing capabilities or continue to contract with contract manufacturers for continued development and potential commercialization of our product candidates. If we are not able to generate revenue from the sale of any approved products, we may never become profitable.
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
To date, our activities have been largely limited to staffing, business planning, raising capital, developing our MVP-R gel product candidates, identifying potential new product candidates and undertaking preclinical and clinical trials of our current product candidates. We have a limited operating history which makes it difficult to evaluate our business and prospects. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of uncertainty. As a clinical-stage company, we have not yet demonstrated our ability to obtain regulatory approvals, generate significant revenue or conduct biopharmaceutical marketing activities necessary for successful product commercialization. In addition, given our limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays, and other known and unknown factors. Our likelihood of success must be evaluated in light of such challenges and variables associated with a clinical-stage biopharmaceutical product development company and we may not be successful in our commercialization efforts or may incur greater costs than expected, both of which would materially and adversely affect our business, results of operations or financial condition.
Risks Related to the Development of Our Product Candidates
Our success will depend heavily on whether we can obtain FDA approval for and then commercialize, our lead product candidate, Phexxi, for prevention of pregnancy. Failure to obtain approval for, or to successfully commercialize Phexxi for prevention of pregnancy would likely cause our business to fail.
We currently have a single platform technology, our MVP-R gel, from which we intend to create multiple product candidates. However, we will rely primarily on Phexxi for prevention of pregnancy for our commercial success. Our second Phase 3 clinical trial intended to demonstrate efficacy for prevention of pregnancy had its last patient exit the study on November 8, 2018. We released top-line results from this trial on December 17, 2018, and we resubmitted our NDA for Phexxi for the prevention of pregnancy on November 25, 2019. While we believe our MVP-R gel product candidate may also be useful in other indications, currently our business depends almost entirely on the successful clinical development and regulatory approval of Phexxi for prevention of pregnancy, which may never occur. We have never received regulatory approval for any product. Even though we were able to successfully complete our clinical trial for Phexxi for prevention of pregnancy, we may be unable to obtain regulatory approval for Phexxi for prevention of pregnancy, which would have a material adverse effect on our business, financial position, results of operations and prospects.
Our inability to develop our MVP-R gel product candidates for additional indications could have an adverse effect on our business and our ability to successfully market Phexxi for prevention of pregnancy.
We believe Phexxi may also be useful in certain other indications. In August 2019, we completed a Phase 2b clinical trial designed to assess the product candidate for the prevention of urogenital Chlamydia trachomatis infection (chlamydia) in women and for the prevention of urogenital Neisseria gonorrhoeae infection (gonorrhea) in women. Top-line results from this clinical trial, reported in December 2019, demonstrated that the trial met both its primary and secondary endpoints, with a 50% relative risk reduction in chlamydia infection and a 78% relative risk reduction in gonorrhea infection compared to placebo. We do not know if we will successfully complete the clinical development of either of these product candidates. Even if we do complete such clinical development, there is no assurance we will obtain regulatory approval of Phexxi for the prevention of either chlamydia or gonorrhea. Such a failure could impede our ability to market Phexxi for prevention of pregnancy because all our product candidates are based on the same active ingredients and technology. Also, any failure to obtain regulatory approvals for additional indications will likely have a material adverse effect on our business, results of operations or our financial condition.
Indemnity claims from lawsuits or damages against our clinical trial sites could cause us to incur substantial liabilities and to limit commercialization of Phexxi, and any other product candidates we may develop.
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
If we or our clinical trial sites cannot successfully defend against these product liability or other health related claims, we may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in decreased demand for Phexxi and any other product candidates we may develop, injury to our reputation, negative media attention and the diversion of our management’s time and attention from our product development and commercialization efforts to address claim related matters.
The success of our business is also expected to depend in part upon our ability to identify, license, discover, develop or commercialize additional product candidates. Failure to identify additional product candidates would have a negative impact on our business and operations.
Although a substantial amount of our effort will focus on the potential approval and commercialization of Phexxi for prevention of pregnancy and for the preventative of certain STIs, the success of our business is also expected to depend in part upon our ability to identify, license, discover, develop or commercialize additional product candidates. We are seeking to license, or otherwise obtain, product and technology rights to a variety of products and product candidates in the field of women’s health, but there can be no assurance we will be able to do so, or do so on favorable terms. There are risks, uncertainties and costs associated with identifying, licensing and advancing product candidates through successful clinical development. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful. Our research programs or licensing efforts may fail to yield additional product candidates for clinical development and commercialization for a number of reasons, including but not limited to the following:

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

If any of these events occur, we may be forced to abandon our development efforts for a program or programs, or we may not be able to identify, license, partner, discover, develop or commercialize additional product candidates, which could have a material adverse effect on our business, financial condition or results of operations. Moreover, even if we were able to obtain the rights to additional product candidates, there can be no assurance these candidates will ever be advanced successfully through clinical development.
Clinical trials are costly, time consuming and inherently risky, and we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.
Clinical development is expensive, time consuming and involves significant risk. We cannot guarantee any clinical trials will be conducted as planned or completed on schedule, if at all. In addition, certain of our product candidates are targeted toward the prevention of sexually transmitted infections. Therefore, it may be especially difficult to recruit patients to participate in our clinical trials when doing so will require patients to refrain from other methods of disease prevention. A failure of one or more clinical trials can occur at any stage of development. Events that may prevent successful or timely completion of clinical development include, but are not limited to:

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
Any inability to successfully complete clinical development and obtain regulatory approval for one or more of our product candidates could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional non-clinical studies and/or clinical trials to show the results obtained from such new formulation or manufacturing process are consistent with previous results obtained. Clinical trial delays could also shorten any periods during which our products have patent protection and may allow competitors to develop and bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.
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

Even if we complete the necessary clinical trials, the marketing approval process is expensive, time consuming and uncertain and may prevent us from obtaining approvals for the commercialization of our product candidates. If we are not able to obtain, or if there are delays in obtaining, required marketing approvals, we will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.

To date, we have not received approval to market Phexxi or any other MVP-R product candidate for any indication from the FDA or regulatory authorities in other jurisdictions. We have limited experience in filing and supporting the applications necessary to obtain marketing approvals for product candidates. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and effectiveness. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Regulatory authorities may determine that Phexxi or any potential future product candidate of ours is not effective, is only moderately effective or has undesirable or unintended side effects, toxicities, safety profiles or other characteristics that preclude us from obtaining marketing approval or that prevent or limit commercial use.

The process of obtaining marketing approvals is expensive, may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical studies, clinical trials or other trials. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable. If we experience delays in obtaining approval or if we fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenues will be materially impaired.

On November 25, 2019, we resubmitted our NDA that seeks approval from the FDA to market Phexxi for the prevention of pregnancy. The Phexxi NDA resubmission included full results from the Phase 3 AMPOWER study, which was designed with guidance and input from the FDA to address the issues raised in the Complete Response Letter issued in April 2016. According to the FDA’s classification, this application will be considered a Class 2 resubmission. The FDA has assigned a six-month review period with a Prescription Drug User Fee Act (PDUFA) goal date of May 25, 2020.
On December 2, 2019 we reported top-line data for our AMPREVENCE clinical trial. These top-line data may differ from complete trial results once additional data are received and evaluated by the FDA.
The reported results of our AMPREVENCE clinical trial consist of only top-line data. Top-line data are based on a preliminary analysis of currently available efficacy and safety data, and therefore these results are subject to change, either by us or the FDA, following a comprehensive review of the more extensive data we expect to receive when the full data set becomes available. Top-line data are based on important assumptions, estimations, calculations and information currently available to us, and we have not received or had an opportunity to evaluate all of data from the AMPREVENCE trial. As a result, the top-line results may differ from the full data, or different conclusions or considerations may qualify these top-line results, once the complete data have been received and fully evaluated. If these initial data analyses differ from the results of the full AMPREVENCE data analyses, our ability to obtain or maintain approval for, and commercialize, Phexxi for prevention of chlamydia and gonorrhea in women may be harmed, which could materially adversely affect our business, financial condition, results of operations and prospects and the value of our common stock.
Phexxi is a drug/device combination and the process for obtaining regulatory approval for Phexxi in the United States will require compliance with requirements of two divisions of the FDA. A change in the FDA’s primary oversight responsibility would adversely impact our development timeline and significantly raise our costs.
Phexxi is composed of both drug and device components and is considered a combination product by the FDA. It is a method of self-applied contraception that uses a pre-filled applicator to apply a semi-solid bio-adhesive gel. The key active ingredient has been shown to be an active anti-inflammatory and anti-infective that works in combination with other active ingredients to stabilize the pH levels in the vagina without altering the vaginal microbiome, which results in both the inhibition and the immobilization of sperm. Other properties contributing to the birth control effect of Phexxi are its capacity to reduce/inhibit cervical mucus penetration, its ability to maintain sufficient viscosity even on dilution, and its bio-adhesive strength.
The FDA has different divisions responsible for assessing and approving devices and drugs. The Center for Drug Evaluation and Research (CDER) has responsibility for drug products, while the Center for Devices and Radiological Health (CDRH) has oversight responsibility for medical devices. Phexxi previously underwent a request for designation process with the FDA that determined the CDER would lead the review and that the product should be submitted for marketing authorization pursuant to an NDA. If the designation of the lead center were to be changed to CDRH, or if either division or the FDA Office of Combination Products were to institute additional requirements for the approval of Phexxi, we could be required to complete clinical trials with more patients and over longer periods of time than is currently anticipated or comply with regulatory requirements that are not currently anticipated. This would likely require us to raise additional funds and would cause us to miss anticipated timelines. The impact of either a change in lead agency center for pre-market review or the imposition of additional requirements for approval would be significant to us and would have a material adverse effect on the prospects for the development of Phexxi, our business and our financial condition.
Serious adverse events arising post marketing or during clinical trials of our product candidates could have a material, adverse effect on our product development timeline or our ability to develop and market our MVP-R gel product candidates, including our lead product candidate, Phexxi.
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

•
we may be required to implement risk evaluation and mitigation strategies (REMS), which could result in substantial cost increases and have a negative impact on our ability to commercialize our product candidates;

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
If FDA approval is received for our MVP-R gel product candidates, including Phexxi, or any other future product candidates we may develop, serious adverse events or side effects could require the product to be taken off the market, may require the product to be packaged with safety warnings or may otherwise limit our sales of the product.

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

The Drug Price Competition and Patent Term Restoration Act of 1984 (also known as the Hatch-Waxman Amendments) added section 505(b)(2) to the Federal Food, Drug and Cosmetic Act (the FDCA), as well as several other provisions. Section 505(b)(2) of the FDCA permits the filing of an NDA where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. The FDA interprets section 505(b)(2) of the FDCA, for the purposes of approving an NDA, to permit the applicant to rely, in part, upon published literature or the FDA’s previous findings of safety and efficacy for an approved product. The FDA may also require the applicant to perform additional clinical trials or measurements to support any deviation from the previously approved product. The FDA may then approve the new product candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the section 505(b)(2) applicant. The FDA may require an applicant’s product label to have all or some of the limitations, contraindications, warnings or precautions included in the reference product’s label, including a black box warning, or may require the label to have additional limitations, contraindications, warnings or precautions.

We submitted an NDA for Phexxi in late 2019 under section 505(b)(2) of the FDCA that relies, in part, on the FDA’s previous findings of safety and efficacy from investigations for approved products and published scientific literature for which we have not received a right of reference. We also plan to use the 505(b)(2) NDA pathway for future applications. We have made certifications against patents in the Orange Book covering reference products identified in the resubmission of our Phexxi NDA, which could result in patent litigation and delay of approval for our NDA.

Notwithstanding the approval of many products by the FDA pursuant to section 505(b)(2) of the FDCA, over the last few years some pharmaceutical companies and others have objected to the FDA’s interpretation of section 505(b)(2) of the FDCA. If the FDA changes its interpretation of section 505(b)(2) of the FDCA, or if the FDA’s interpretation is successfully challenged in court, this could delay or even prevent the FDA from approving any section 505(b)(2) NDAs we submit in the future. Such a result could require us to conduct additional testing and costly clinical trials, which could substantially delay or prevent the approval and commercialization of our product candidates.

Risks Related to Our Post-Marketing Legal and Regulatory Compliance

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
Even after regulatory approval, certain developments may decrease market demand for our products, including the following:

•	the re-review of products that are already marketed;

•	new scientific information and evolution of scientific theories;

•	the recall or loss of marketing approval of products that are already marketed;

•	changing government standards or public expectations regarding safety, efficacy or labeling changes; and

•	greater scrutiny in advertising and promotion.
    In the past, clinical trials and post‑marketing surveillance of certain marketed drugs have raised concerns that have led to recalls, withdrawals or adverse labeling of marketed products. If previously unknown side effects are discovered with one of the active ingredients in, or if there is an increase in negative publicity regarding known side effects related to any of our product candidates following its marketing approval, this could significantly reduce demand for the product or require us to take actions that could negatively affect sales, including removing the product from the market, restricting its distribution or applying for labeling changes.
In addition, certain health authorities, regulators and other governmental agencies have increased their focus on safety when assessing the balance of benefits and risks of drugs. Some health authorities appear to have become more cautious when making decisions about approvability of new products and are re‑reviewing select products that are already marketed, adding further to the uncertainties in the regulatory processes post-approval. There is also greater regulatory scrutiny, especially in the United States, on the advertising and promotion (in particular, direct‑to‑consumer advertising and the use of influencers in advertising campaigns), as well as the pricing and coverage, of prescription drug products.
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
We will need to maintain liability insurance coverage as we seek to conduct and continue to conduct clinical trials for our product candidates. Such insurance may become increasingly expensive and difficult to procure. In the future, such insurance may not be available to us at all or may only be available at a very high cost and, if available, may not be adequate to cover all liabilities we may incur. In addition, we will likely need to increase our liability insurance coverage in connection with the commercialization of our product candidates, if approved. If we are not able to obtain and maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise, our business could be harmed, possibly materially.
If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on our business, financial condition or results of operations.
     Our research and development activities and our third-party manufacturer’s and supplier’s activities may involve the controlled storage, use, and disposal of hazardous materials, including the components of our product candidates and other hazardous compounds. We and our manufacturer and supplier, and our potential future manufacturers and suppliers, are and will be subject to laws and regulations governing the use, manufacture, storage, handling, and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use may be stored at our and our current and potential future manufacturers’ facilities pending their use and disposal. We cannot eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts and business operations; environmental damage resulting in costly clean-up; and liabilities under applicable laws and regulations governing the use, storage, handling, and disposal of these materials and specified waste products. Although we believe the safety procedures utilized by us and our current third-party manufacturers for handling and disposing of materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of specified materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently, and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. We do not currently carry biological or hazardous waste insurance coverage.
Risks Related to Our Intellectual Property
Our rights to develop and commercialize our MVP-R gel product candidates, including our lead product candidate, Phexxi, are subject, in part, to the terms and conditions of licenses granted to us by third parties. The patent protection and patent prosecution of our MVP-R gel product candidates including our lead product candidate, Phexxi, for the prevention of pregnancy, is dependent on third parties.
We are reliant upon licenses to certain patent rights and proprietary technology from third parties that are important or necessary to the development of our MVP-R gel product candidates. For example, and as discussed in the section entitled “Business” of this Annual Report, our amended and restated license agreement with Rush University (the Rush License Agreement) includes intellectual property rights to our MVP-R gel product candidates, including Phexxi for the prevention of pregnancy. This agreement requires us, as a condition to the maintenance of our license and other rights, to make milestone and royalty payments and satisfy certain performance obligations. Our obligations under this in-license agreement impose significant financial and logistical burdens upon our ability to carry out our business plan. Furthermore, if we do not meet such obligations in a timely manner, and, in the case of milestone payment requirements, if we were unable to obtain an extension of the deadlines for meeting such payment requirements, we could lose the rights to this proprietary technology, which would have a material adverse effect on our business, financial condition and results of operations.
There is no assurance the existing Rush License Agreement covering the rights related to our MVP-R gel product candidates, including Phexxi for the prevention of pregnancy, will not be terminated due to a material breach of the underlying agreement. This would include a failure on our part to make the milestone and royalty payments, our failure to obtain applicable approvals from governmental authorities, or the loss of rights to the underlying intellectual property by any such licensors. Under the current circumstances and as we have not paid royalties to date, the Rush License Agreement may be terminated at Rush University's option. While we believe we will be able to negotiate an extension, if needed, there is no assurance we will be able to renew or renegotiate an extension to the Rush License Agreement or that we will be able to do so on acceptable terms. The termination of this license agreement or our inability to enforce our rights under this license agreement would materially and adversely affect our ability to commercialize our MVP-R gel product candidates, including Phexxi.
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
Finally, the patent rights licensed to us under the Rush University License expire in 2021. If we are unable to obtain extensions of the patent rights, these patent rights will no longer protect our product candidates, and we will be relying solely on our directly owned patent formulas and patent application families for patent protection for our product candidates.
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
Our licensors may have relied on third-party consultants or collaborators or on funds from third parties such that our licensors are not the sole and exclusive owners of the patents we in-license. If other third parties have ownership rights to our in-licensed patents, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

If we are unable to obtain and maintain patent protection for our product candidates, including our lead product candidate, Phexxi for the prevention of pregnancy, and other proprietary technologies we may develop, or if the scope of the patent protection we have or will obtain is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to our products and technology, and our ability to successfully commercialize our product candidates, and other proprietary technologies we may develop may be adversely affected.
Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates and other proprietary technologies we may develop. We seek to protect our proprietary position by in-licensing intellectual property and filing patent applications in the United States and abroad relating to Phexxi, our BV product candidate and other proprietary technologies we may develop. If we or our licensors are unable to obtain or maintain patent protection with respect to Phexxi, our BV product candidate and other proprietary technologies we may develop, our business, financial condition, results of operations, and prospects could be materially harmed.
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
The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. We or our licensors may be subject to a third-party preissuance submission of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review, or interference proceedings or other similar proceedings challenging our owned or licensed patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our owned or in-licensed patent rights, allow third parties to commercialize generic versions of our product candidates and other proprietary technologies we may develop and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we, or one of our licensors, may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our or our licensor’s priority of invention or other features of patentability with respect to our owned or in-licensed patents and patent applications. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our product candidates and other proprietary technologies we may develop. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us.
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
Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act (the America Invents Act) enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before we could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our product candidates, including Phexxi, and other proprietary technologies we may develop or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications.
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
If we or one of our licensors initiated legal proceedings against a third party to enforce a patent covering our product candidates, including Phexxi, and other proprietary technologies we may develop, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may raise claims challenging the validity or enforceability of our owned or in-licensed patents before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover our product candidates, including Phexxi, and other proprietary technologies we may develop. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our licensing partners and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates and other proprietary technologies we may develop. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations, and prospects.

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
In addition to seeking patents for our product candidates, including Phexxi, and other proprietary technologies we may develop, we also rely on trade secrets and confidentiality agreements to protect our unpatented know-how, technology, and other proprietary information and to maintain our competitive position. With respect to our product candidates, we consider trade secrets and know-how to be one of our important sources of intellectual property. Trade secrets and know-how can be difficult to protect. In particular, our trade secrets and know-how in connection with our product candidates and other proprietary technology we may develop over time may be disseminated within the industry through independent development, the publication of journal articles describing the methodology, and the movement of personnel with scientific positions in academic and industry.

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
Numerous United States and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we intend to commercialize Phexxi and in which we are developing other proprietary technologies. As the biotechnology and biopharmaceutical industries expand and more patents are issued, the risk increases that our product candidate may give rise to claims of infringement of the patent rights of others. We cannot assure you that our product candidates and other proprietary technologies we may develop will not infringe existing or future patents owned by third parties. We may not be aware of patents that have already been issued and that a third party, for example, a competitor in the fields in which we are developing our product candidate, might assert are infringed by our current or future product candidates, including claims to compositions, formulations, methods of manufacture or methods of use or treatment that cover our product candidate. It is also possible that patents owned by third parties of which we are aware, but which we do not believe are relevant to our product candidates and other proprietary technologies we may develop, could be found to be infringed by our product candidate. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidate may infringe.
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
Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. During trademark registration proceedings, including those for Phexxi, we may receive rejections of our applications by the USPTO or in other foreign jurisdictions. Although we are given an opportunity to respond to those rejections, it may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Moreover, any name we have proposed to use with our product candidate in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. Similar requirements exist in Europe. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. Furthermore, in many countries, owning and maintaining a trademark registration may not provide an adequate defense against a subsequent infringement claim asserted by the owner of a senior trademark.
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
Risks Related to Our Reliance on Third Parties
Our success relies on third-party suppliers and one contract manufacturer. Any failure by these third parties, including failure to successfully perform and comply with regulatory requirements, could negatively impact our business and our ability to develop and market our product candidates, and our business could be substantially harmed.
We have a small number of employees and no internal manufacturing capability. Our management does not expect to manufacture any products and expects to rely solely on third parties to manufacture our products, and as such we will be subject to inherent uncertainties related to product safety, availability and security. We currently have only one contract manufacturer, DPT Laboratories, Ltd. (“DPT”), who we entered into a supply and manufacturing agreement with in November 2019 (the “Manufacturing Agreement”). Pursuant to the Manufacturing Agreement, subject only to a supply failure, we are obligated to purchase all of our requirements with respect to Phexxi from DPT. The Manufacturing Agreement may be terminated by either party at any time upon the occurrence of either the material failure of the other party to comply with its material obligations pursuant to the contract, and such failure is not remedied within 60 days of written notice thereof, or written notice if any bankruptcy event has occurred with respect to the other party. If DPT does not perform as agreed or terminates our agreement, we will be required to replace them as our manufacturer, and we may be unable to do so on a timely basis, on similar terms or at all. Furthermore, we have only a single source of supply for some of the key raw materials and components of our MVP-R gel product candidates, and while we believe we would be able to obtain supplies through alternative sources if needed, alternate sources of supply may not be readily available.
     Moreover, we do not expect to control the manufacturing processes for the production of Phexxi, our any other product candidates we may seek to develop, which must be made in accordance with relevant regulations including, among other things, quality control, quality assurance, compliance with cGMP and the maintenance of records and documentation. In the future, it is possible that our suppliers or manufacturers may fail to comply with FDA regulations, the requirements of other regulatory bodies or our own requirements, any of which would result in suspension or prevention of commercialization and/or manufacturing of our products or product candidates, including Phexxi; suspension of ongoing research; disqualification of data or other enforcement actions such as product recall, injunctions, civil penalties or criminal prosecutions against us. Furthermore, we may be unable to replace any supplier or manufacturer with an alternate supplier or manufacturer on a commercially reasonable or timely basis, or at all.
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
     In addition, our reliance on DPT, and potential future third-party manufacturers, exposes us to the following additional risks:

•	we may be unable to identify other manufacturers on acceptable terms or at all;

•	our third-party manufacturers might be unable to timely formulate and manufacture our product or produce the quantity and quality required to meet our clinical and commercial needs, if any;

•	DPT and potential future third-party manufacturers may not be able to execute our manufacturing procedures appropriately;

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
     The manufacture of medical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of medical products often encounter difficulties in production, particularly in scaling up and validating initial production and absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, timely availability of raw materials, lot consistency, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if contaminants are discovered in our supply of our product candidates or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period to investigate and remedy the contamination. We cannot be assured that any stability or other issues relating to the manufacture of our product candidates will not occur in the future. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide our product candidates to patients in clinical trials would be jeopardized and our ability to distribute any approved products would be harmed. Any delay or interruption in the supply of clinical trial supplies, could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely. There is no assurance that our manufacturer will be successful in establishing a larger-scale commercial manufacturing process for Phexxi or other product candidates that achieves our objectives for manufacturing capacity and cost of goods. Even if we could otherwise obtain regulatory approval for any product candidate, there is no assurance that our manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand.  Any delay or failure in the production of any approved products would impair our ability to commercialize and obtain revenue from these products. These circumstances would materially harm our business, results of operations, financial conditions and prospects.
We have no internal distribution capabilities and intend to engage third-party distributors for distribution of products outside the United States. Our inability to identify, or enter into an agreement with, any such third-party distributor, would likely have a material adverse effect on our business and operations.
Although we currently plan to market and sell our lead product candidate, Phexxi, directly in the United States, we do intend to enter into distribution agreements with one or more distributors of Phexxi outside the United States. We currently have not entered into any such distribution agreement with any such distributor, and we cannot guarantee that we will be able to enter into any such distribution agreement on commercially reasonable terms, or at all. If we were to enter into such a product distribution agreement, we would be subject to uncertainties related to such distribution services, including the quality of such distribution services. For example, distributors may not have the capacity to supply sufficient product if demand increases rapidly. Further, we would be dependent on the distributors to ensure that the distribution process accords with applicable foreign and United States regulations, which include, among other things, compliance with current good documentation practices, the maintenance of certain records, and compliance with other regulations, including, without limitation, the FCPA. Failure to comply with these requirements could result in significant remedial action, including enforcement action requiring distributors to implement physical changes or improvements to their facilities, suspension of distribution or recall product. Additionally, any failure by us to forecast demand for finished product, including Phexxi, and failure by us to ensure our distributors have appropriate capacity to distribute such quantities of finished product, could result in an interruption in the supply of certain products and a decline in sales of that product. If we grant any such third party distributor the right to manufacture any applicable product, we would also be subject to the risk factors set forth above with respect to third party manufacturing of our product for distribution outside of the United States. Further, third-party distributors may not perform as agreed or may terminate their agreements with us. Any significant problem that our distributors experience could delay or interrupt our sale of products in the applicable jurisdiction until the applicable distributor cures the problem or until we identify and negotiate an acceptable agreement with an alternative distributor, if one is available. Any failure or delay in distributing products would likely have a negative impact on our business and operations.
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

Although some of our employees may have marketed, commercialized and sold other pharmaceutical products, including contraceptives, in the past while employed at other companies, we have no experience selling and marketing our product candidates, and we currently have no marketing or sales organization. We expect to hire internal sales representatives to market and sell Phexxi for use as contraception, if approved; however, we have not yet identified or hired any such sales representatives at this time. To successfully commercialize any products that may result from our development programs, we will need to find one or more collaborators to commercialize our products or invest in and develop these capabilities, either on our own or with others, which would be expensive, difficult and time consuming. Any failure or delay in the timely development of our internal commercialization capabilities could adversely impact the potential for success of our products.
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
The medical device, biotechnology and biopharmaceutical industries are intensely competitive. Significant competition among various contraceptive products already exists. Existing products have name recognition, are marketed by companies with established commercial infrastructures and are marketed with greater financial, technical and personnel resources than we have. To compete and gain market share, any new product will need to demonstrate advantages in efficacy, convenience, tolerability or safety. In addition, new products developed by others could emerge as competitors to Phexxi, if it is approved for our lead indication, the prevention of pregnancy. Such products could offer an alternative form of non-hormonal contraceptive that provides protection over longer periods of time. If we are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition and operations will suffer.

Our potential competitors include large, well-established pharmaceutical companies and specialty pharmaceutical companies. These companies include Merck & Co., Inc., Allergan PLC, Pfizer Inc., Bayer AG, Johnson & Johnson, CooperSurgical Inc. and Mylan Inc. Additionally, several generic manufacturers currently market and continue to introduce new generic contraceptives. There are other contraceptive product candidates in development that, if approved, would potentially compete with Phexxi, including hormonal patches and hormonal vaginal rings.
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
If any product candidate that we may license, develop or sell, including Phexxi for the prevention of pregnancy, does not provide a benefit over currently available options, that product candidate is unlikely to achieve market acceptance and we will not generate sufficient revenues to achieve profitability.
The success of Phexxi or any future contraceptive product candidate we may seek to develop will depend on the availability of contraceptive alternatives and women’s preferences, in addition to the market’s acceptance of our new form of prevention of pregnancy.
The commercial success of Phexxi or any other future contraceptive product candidate we may seek to develop will depend upon the contraceptive market as well as market acceptance of our new form of prevention of pregnancy. Risks related to market acceptance include, among other things:

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

•	competition from new lower dose hormonal contraceptives with more favorable side effect profiles; and

•	new generic contraceptive options including the possibility of a future potential generic version of Phexxi as a contraceptive (if it is approved for marketing by the FDA).
The occurrence of one or more of these risks could reduce the market potential for Phexxi or any future contraceptive product we may seek to develop, and place pressure on our business, financial condition, results of operations and prospects.
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

We will need to obtain FDA approval of any proposed product names, and any failure or delay associated with such approval may adversely affect our business.

We have received conditional approval from the FDA for the use of Phexxi as the proprietary name for our product candidate for the prevention of pregnancy, L-lactic acid, citric acid, and potassium bitartrate. However, this approval is conditional upon a further and final review by the FDA at the time of NDA approval. Additionally, any name we intend to use for our other current or future product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the USPTO. The FDA typically conducts a review of proposed product names, including an evaluation of the potential for confusion with other product names. The FDA may also object to a product name if it believes the name inappropriately implies medical claims or contributes to an overstatement of efficacy. If the FDA objects to any of our proposed product names, we may be required to adopt alternative names for our product candidates. If we adopt alternative names, we would lose any goodwill or brand recognition developed for the Phexxi mark as well as the benefit of our existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidates.
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
We rely, and expect to continue to rely, on market research conducted on our behalf to evaluate the potential commercial acceptance of Phexxi, our BV product candidate, and other future product candidates.
We have contracted with and expect to continue to contract with third parties to perform market research on our behalf. Based on the results of our market research to date, we believe that Phexxi, if approved, would be an attractive alternative to hormonal birth control to certain women. However, these research findings may not be indicative or predictive of actual or overall market acceptance and any future market research may not be indicative of the acceptance for another product candidate or future product candidates we may develop.
The proportion of the contraceptive market that is made up of generic products continues to increase, making introduction of a branded contraceptive difficult and expensive.
The proportion of the United States market that is made up of generic products has been increasing over time. This trend is consistent in the women’s health segment, as well, where many of the most popular oral contraceptive pills (OCP) brands have experienced genericization. Currently, only two branded OCPs remain and both have a relatively low market share. Assuming this trend continues, it may be more challenging to introduce Phexxi, if approved by the FDA, or any future approved contraceptive product candidate we may develop, as a branded contraceptive, at a price that will maximize our revenue and profits. Also, there may be additional marketing costs to introduce Phexxi in order to overcome the trend towards generics and to gain access to reimbursement by payers. If we are unable to introduce Phexxi or any future approved product candidate at a price that is commensurate with that of current branded products, or we are unable to gain reimbursement from payers for Phexxi, or if patients are unwilling to pay any price differential between Phexxi and a generic contraceptive product, our revenues will be limited.
Risks Related to Our Commercialization of Healthcare Products
If approved for commercial marketing in the United States, our lead product candidate Phexxi and our other product candidates may face generic competition sooner than anticipated.
Even if we are successful in achieving regulatory approval to commercialize a product candidate, it may face competition from generic products earlier or more aggressively than anticipated, depending upon how well our future products perform in the United States prescription drug market. In addition to creating the 505(b)(2) NDA pathway, the Hatch-Waxman Amendments to the FDCA authorized the FDA to approve generic drugs that are the same as drugs previously approved for marketing under the NDA provisions of the statute pursuant to abbreviated new drug applications, or ANDAs. An ANDA relies on the preclinical and clinical testing conducted for a previously approved reference listed drug (RLD), and must demonstrate to the FDA that the generic drug product is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug and also that it is “bioequivalent” to the RLD. The FDA is prohibited by statute from approving an ANDA when certain marketing or data exclusivity protections apply to the RLD.
If the FDA approves our resubmitted NDA for Phexxi for the prevention of pregnancy, we expect that it will be designated by the agency as an RLD and that it will be eligible for three years of data exclusivity based on our submission of new clinical data essential to the approval of the application. This three-year exclusivity period would block FDA from approving either a subsequent ANDA or 505(b)(2) NDA that rely in whole or in part on the Evofem’s protected clinical data. If we do not receive such designation, we will not receive this three year data exclusivity. Further, we cannot predict the interest of potential generic competitors in the future Phexxi market, whether someone will attempt to invalidate our period of exclusivity or otherwise force the FDA to take other actions, or how quickly others may seek to come to market with competing products after the three-year data exclusivity period ends. Future product candidates may also receive marketing exclusivity under the FDCA after approval that may similarly be subject to challenge or uncertainty.

If the FDA does not grant our products appropriate periods of data exclusivity before approving generic versions of our products, the sales of our products could be adversely affected.
With FDA approval of an NDA, the product covered by the application is specified as a “reference-listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” or the Orange Book. Manufacturers may seek approval of generic versions of reference-listed drugs through submission of abbreviated new drug applications, or ANDAs, in the United States. In support of an ANDA, a generic manufacturer need not conduct clinical trials. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labeling as the reference-listed drug and that the generic version is bioequivalent to the reference-listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than a reference-listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any reference-listed drug may be typically lost to the generic product.
The FDA may not approve an ANDA for a generic product until any applicable period of non-patent exclusivity for the reference listed drug has expired. The Federal Food, Drug, and Cosmetic Act, or FDCA, provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity, or NCE. Specifically, in cases where such exclusivity has been granted, an ANDA may not be filed with the FDA until the product, in which case the applicant may submit its application four years following approval of the reference-listed drug. The FDCA also provides a period of three years of new clinical investigation, or NCI, data exclusivity in connection with the approval of a supplemental indication for the product for which a clinical trial is essential for approval.
In the event that a generic manufacturer is somehow able to obtain FDA approval without adherence to these periods of data exclusivity, the competition that our approved products may face from generic versions could negatively impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on our investments in those product candidates.
If we do not obtain protection under the Hatch-Waxman Act and similar legislation outside of the United States by extending the patent terms and obtaining marketing exclusivity for our product candidates, our business may be materially harmed.
Depending upon the timing, duration and specifics of FDA marketing approval of Phexxi, our other product candidates or potential future product candidates, if any, one or more of our United States patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman). The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, we may not be granted an extension if, for example, we fail to apply within applicable deadlines, we fail to apply prior to expiration of relevant patents or if we otherwise fail to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our products will be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.
Changes in healthcare laws and regulations may eliminate current requirements for health insurance plans to cover and reimburse FDA-cleared or FDA-approved contraceptive products without cost sharing, which could reduce demand for products such as Phexxi. Even if Phexxi is approved for commercialization, our management expects our success will be dependent on the willingness or ability of patients to pay out-of-pocket should they not be able to obtain third-party reimbursement or should such reimbursement be limited.
We cannot be certain that third-party reimbursement will be available for Phexxi if it is approved for the prevention of pregnancy in 2020, or if reimbursement is available, the amount of any such reimbursement. The Patient Protection and Affordable Care Act (ACA) and subsequent regulations enacted by the United States Department of Health and Human Services (the DHHS) require, under certain conditions, health plans to provide coverage for women’s preventive care, including all forms of FDA-cleared or FDA-approved contraception, without imposing any cost sharing on the plan beneficiary. These regulations ensure that women who wish to use an approved form of contraception may request it from their doctors and their health insurance plan must cover all costs associated with such products, under certain conditions. However, the Trump administration and Congress are attempting to repeal or repeal and replace the ACA and corresponding regulations, as more fully described below, which could eliminate the requirement for health plans to cover women’s preventive care without cost sharing. Even if the ACA is not repealed, the DHHS regulations to specifically enforce the preventive health coverage mandate could be repealed or modified under the Trump Administration, which in 2017 altered the mandate to allow certain employers and insurers to opt-out of birth control coverage for religious or moral reasons. We cannot predict the timing or impact of any future rule making or changes in the law. Any repeal or elimination of the preventive care coverage rules would mean that women seeking to use prescribed forms of contraceptives may have to pay some portion of the cost for such products out-of-pocket, which could deter some women from using prescription contraceptive products, such as Phexxi, at all. We expect that healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that may be charged for Phexxi or any of our product candidates, if approved. Even if we obtain coverage for any approved products, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Patients are unlikely to use any products we may market unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of those products. As a result, we expect that our success, to some degree, will be dependent on the willingness of patients to pay out-of-pocket for Phexxi in the event that their third-party payer either does not cover and reimburse Phexxi or requires payment of a portion of Phexxi by the patient, thus increasing the patient’s overall cost to use Phexxi. This could reduce market demand for Phexxi or any future product candidates we may seek to develop, if and when they receive FDA approval, which would have a material adverse effect on our business, financial conditions, and prospects
In the event we are successful in obtaining regulatory approval to market our STI product candidates in the United States, revenues may be adversely affected if the product fails to obtain coverage and adequate reimbursement from third-party payers in the United States.
Market acceptance and sales of any product candidates that we commercialize, even if approved by the FDA or foreign regulatory authorities, will depend in part on the extent to which reimbursement for these products will be available from third-party payers, including government health administration authorities, managed care organizations and private health insurers. Third-party payers decide which therapies they will pay for and establish reimbursement levels. Third-party payers in the United States often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any product candidates that we develop will be made on a payer-by-payer basis. One payer’s determination to provide coverage for a drug does not assure that other payers will also provide coverage and adequate reimbursement for the drug. Additionally, a third-party payer’s decision to provide coverage for a therapy does not imply that an adequate reimbursement rate will be approved.
Third-party payers are increasingly challenging the prices charged for pharmaceutical and medical device products. The United States government and other third-party payers are increasingly limiting both coverage and the level of reimbursement for new drugs and medical devices, in addition to questioning their safety and efficacy. Coverage decisions can depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. We may incur significant costs to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our future products, in addition to the costs required to obtain the necessary FDA marketing approvals. Third-party payer coverage may not be available to patients for Phexxi for the prevention of chlamydia and gonorrhea, or any future product we may seek to commercialize. If third-party payers do not provide coverage and adequate reimbursement for Phexxi or our other product candidates, if approved, healthcare providers may not prescribe them or patients may ask their healthcare providers to prescribe competing products with more favorable reimbursement.
Managed care organizations and other private insurers frequently adopt their own payment or reimbursement reductions. Consolidation among managed care organizations has increased the negotiating power of these entities. Third-party payers increasingly employ formularies to control costs by negotiating discounted prices in exchange for formulary inclusion. Failure to obtain timely or adequate pricing or formulary placement for Phexxi or any future product we may seek to commercialize, or obtaining such pricing or placement at unfavorable pricing levels, could materially adversely affect our business, financial conditions, results of operations and prospects.
The pharmaceutical and medical device industries are highly regulated and subject to various fraud and abuse, data privacy, transparency, and other healthcare laws, including, without limitation, the United States Federal Anti-Kickback Statute, the United States Federal False Claims Act and the FCPA.
Healthcare providers and third-party payers play a primary role in the recommendation and prescription of drug products and medical devices that are granted marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, third-party payers, customers and other organizations may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations in the United States. These regulations are complex, and even minor irregularities can potentially give rise to claims that a statute or prohibition has been violated. The laws that may affect our ability to operate include, among others, the Federal Anti-Kickback Statute, the False Claims Act, False Statements Statute, the Health Insurance Portability and Accountability Act of 1996 (HIPAA), the FDCA, the Physician Self-Referral Law (Stark Law), the Physician Payments Sunshine Act, transparency laws and regulations and analogous state and foreign laws and regulations.
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
Among policy makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, Congress passed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 or collectively, the ACA, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the United States pharmaceutical industry. The ACA, among other things: (i) mandated that preventative services which have strong scientific evidence of health benefits, including in some cases contraception, must be fully covered by certain private third-party payers when they are delivered by an in-network provider; (ii) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations; (iii) established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs; (iv) expanded the availability of lower pricing under the 340B drug pricing program by adding new entities to the program; (v) increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price; (vi) expanded the eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability; (vii) established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (and 75%, commencing January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; (viii) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and (ix) established a Center for Medicare Innovation at the Centers for Medicare and Medicaid Services (CMS) to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drugs.
Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 repealed the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018 (the BBA), among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. We continue to evaluate the potential impact of the ACA and its possible repeal or replacement on our business.
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
We and our third party service providers are subject to laws and regulations covering data privacy and the protection of personal information including health information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business. In the United States, we and our third party service providers may be subject to state security breach notification laws, state health information privacy laws and federal and state consumer protections laws which impose requirements for the collection, use, disclosure and transmission of personal information. Each of these laws are subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our third party service providers. If we fail to comply with applicable laws and regulations we could be subject to penalties or sanctions, including criminal penalties if we knowingly obtain individually identifiable health information from a covered entity in a manner that is not authorized or permitted by the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) or for aiding and abetting the violation of HIPAA.
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
Various macroeconomic factors could adversely affect our business, our results of operations and our financial condition, including changes in inflation, interest rates and foreign currency exchange rates and overall economic conditions and uncertainties, including those resulting from political instability (including workforce uncertainty), trade disputes between nations and the current and future conditions in the global financial markets. For example, if inflation or other factors were to significantly increase our business costs, we may be unable to pass through price increases to patients. The cost of importing similar products from foreign markets may affect our sales in any domestic market.
Interest rates and the ability to access credit markets could also adversely affect the ability of patients, payers and distributors to purchase, pay for and effectively distribute our product if, and when approved. Similarly, these macroeconomic factors could affect the ability of our current or potential future third-party manufacturers, sole source or single source suppliers, licensors or licensees to remain in business, or otherwise manufacture or supply our product candidate. Failure by any of them to remain in business could affect our ability to manufacture Phexxi or any of our future product candidates.

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
As of February 28, 2020, we had a total of 53 employees, all of which are full-time employees, and used third-party consultants to assist with research and development activities, including regulatory filings and clinical trial operations and support, sales and marketing research and programs, as well as general and administrative activities. As our development and commercialization plans and strategies develop, we expect that we will expand the size of our employee base for managerial, operational, sales, marketing, financial, regulatory affairs and other resources. For example, we expect to hire internal sales representatives for the purpose of selling Phexxi for the prevention of pregnancy, if approved, in the United States. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, management may have to divert a disproportionate amount of its attention away from day-to-day activities and devote a substantial amount of time to managing these growth activities, which would lead to disruptions in our operations. We cannot provide assurance that we will be able to retain adequate staffing levels to run our operations and/or to accomplish all the objectives that we otherwise would seek to accomplish, or that our staffing levels may turn out to be too robust for our actual business activity.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), we will be required to furnish a report by our management on our internal controls over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an emerging growth company in 2019, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. If we identify one or more material weaknesses, this could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.
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
We are subject to United States and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws, and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations which can harm our business.
We are subject to export control and import laws and regulations, including the United States Export Administration Regulations, United States Customs regulations, various economic and trade sanctions regulations administered by the United States Treasury Department’s Office of Foreign Assets Controls, the FCPA, the United States domestic bribery statute contained in 18 United States C. § 201, the United States Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other partners from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties for clinical trials outside of the United States, to sell our products abroad once we enter a commercialization phase, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other partners, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

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
The stock market in general and the market for biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to companies operating performance. The market price for our common stock may be influenced by many factors, including:

•	the results of our efforts to discover, develop, acquire or in-license product candidates or products, if any;

•	the results of our efforts to commercialize any product candidates, if approved;

•	failure or discontinuation of any of our research programs;

•	actual or anticipated results from, and any delays in, any future clinical trials, as well as results of regulatory reviews relating to the approval of any product candidates we may choose to develop;

•	the level of expenses related to any product candidates that we may choose to develop or clinical development programs we may choose to pursue;

•	commencement or termination of any collaboration or licensing arrangement;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technology;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures and capital commitments;

•	additions or departures of key scientific or management personnel;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	new products, product candidates or new uses for existing products introduced or announced by our competitors, and the timing of these introductions or announcements;

•	results of clinical trials of product candidates of our competitors;

•
general economic and market conditions and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies, wars, terrorism and political unrest, outbreak of disease (e.g. novel coronavirus epidemic in China), boycotts and other business restrictions;

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
Three of our stockholders own a significant percentage of our issued and outstanding common stock and will be able to exercise significant influence over matters submitted to stockholders for approval.
As of February 28, 2020, funds affiliated with or discretionarily managed by Invesco Ltd., funds affiliated with or discretionarily managed by Woodford Investment Management, and PDL BioPharma, Inc. (PDL) hold approximately 23.8% 18.4%, and 26.9%, respectively, of our outstanding common stock. If each of these stockholders were to exercise all of the warrants to purchase our common stock held by such stockholders, then their ownership percentages would be 24.7%, 18.4% and 31.5%, respectively, of our outstanding common stock. We have entered into voting agreements with certain funds managed by Woodford Investment Management that the shares held by such holders in excess of 19.5% of our issued and outstanding common stock shall be voted in the same proportion as the shares voted by all other stockholders. Notwithstanding the voting agreements, if the funds managed by Woodford Investment Management, Invesco Ltd. and PDL were to choose to act together, they would be able to exert a significant degree of influence over matters submitted to our stockholders for approval, as well as our management and affairs. This concentration of voting power could delay or prevent an acquisition on terms that other stockholders may desire. For example, these entities, if they choose to act together, would be able to have significant influence on the election of directors, approval of any increase in the number of shares reserved under equity incentive plans, approval of new equity incentive plans, and approval of any merger, consolidation or sale of all or substantially all our assets. For more information see the section entitled “Description of Capital Stock Voting Agreements” of this Annual Report.
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
As of December 31, 2019, there were 6,419,383 shares of our common stock subject to outstanding options, which have been registered on registration statements on Form S-8. Shares registered on a Form S-8 can be freely sold in the public market upon exercise, except to the extent they will be held by our affiliates, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act. Furthermore, as of December 31, 2019, there were 5,305,377 shares subject to outstanding warrants to purchase our common stock, of which 849,056 were registered pursuant to a Registration Statement on Form S-1 (No. 333-224958), which became effective on May 21, 2018, 1,666,667 were registered pursuant to a Registration Statement on Form S-3 (No. 333-231126), which became effective on May 7, 2019, and 2,777,779 were registered pursuant to a Registration Statement on Form S-3 (No. 333-232303), which became effective on July 2, 2019. Moreover, holders of 15,026,968 shares of our common stock, subject to conditions, may require us to file registration statements covering the resale of these shares or to include these shares in registration statements that we may file. In connection with these obligations, we filed a Registration Statement on Form S-3 (No. 333-223731) which became effective on April 3, 2018.
In November 2019, the Company entered into an equity distribution agreement with Piper Sandler & Co. (Piper Sandler), pursuant to which the Company may offer and sell shares of its common stock in at the market offerings (as defined in Rule 415 of the Securities Act) having an aggregate offering price up to $50 million in gross proceeds from time to time through Piper Sandler acting as sales agent. During the year ended December 31, 2019, we received proceeds of approximately $3.3 million (including $3.0 million in cash and cash equivalents and $0.3 million in other receivable), net of commissions, from the sale of 515,019 shares of our common stock.
We were an emerging growth company, and are a “smaller reporting company”, and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.
We remained an emerging growth company until December 31, 2019 under the JOBS Act. We are a “smaller reporting company” under SEC regulations. For periods when we were an emerging growth company, or for so long as we remain a smaller reporting company, we will be permitted to and intend to rely on exemptions from certain disclosure requirements applicable to other public companies that are not emerging growth companies or smaller reporting companies. These exemptions include:

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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters are located in San Diego, California, where we lease approximately 16,000 square feet of office space. This existing lease will expire on March 31, 2020.
On October 9, 2019, the Company entered into an office lease for approximately 24,474 square feet pursuant to a non-cancelable lease agreement. This new lease will commence on April 1, 2020 and expire on September 30, 2025, unless terminated earlier in accordance with its terms. The Company has a right to extend the term of the lease for an additional five years.
We believe that our existing facilities and the new lease are adequate for our current needs.
Item 3. Legal Proceedings.
From time to time we may be involved in various disputes and litigation matters that arise in the ordinary course of business activities. We are currently not a party to any material legal proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information
Our common stock began trading on the Nasdaq Global Market on November 20, 2014, under the ticker symbol “NEOT” and corporate name Neothetics, Inc. Prior to November 20, 2014, there was no public market for our common stock. On January 17, 2018, we completed a merger with privately-held Evofem Biosciences Operations, Inc. (Private Evofem) in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of October 17, 2017 by and among the Company, Nobelli Merger Sub, Inc., our wholly owned subsidiary (Merger Sub), and Private Evofem, pursuant to which the Merger Sub merged with and into Private Evofem, with Private Evofem surviving as our wholly owned subsidiary (the Merger). In connection with the Merger, we changed our name from “Neothetics, Inc.” to “Evofem Biosciences, Inc.” and changed the ticker symbol for our common stock to “EVFM”. Shares of our common stock began trading on the Nasdaq Capital Market under the ticker symbol EVFM on January 18, 2018.
Holders of Common Stock
As of February 28, 2020, there were 49,594,477 shares of our common stock outstanding and 35 holders of record of our common stock. This number was derived from our stockholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Recent Sales of Unregistered Securities
During the fourth quarter of 2019, we did not issue any securities that were not registered under the Securities Act of 1933, as amended.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 1 - October 31	18,427	$5.01	—	—
November 1 - November 30	132,624	$5.98	—	—
December 1 - December 31	5,406	$6.27	—	—

(1) These shares were surrendered to the Company to satisfy tax withholdings obligations in connection with the vesting of restricted stock awards.
Item 6. Selected Financial Data.
As a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

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
Overview
We are a San Diego-based clinical-stage biopharmaceutical company committed to developing and commercializing innovative products to address unmet needs in women’s sexual and reproductive health. We exist to advance the lives of women by developing innovative solutions, such as woman-controlled contraception and potential protection from certain sexually transmitted infections (STIs). Our lead Multipurpose Vaginal pH Regulator (MVP-RTM) product candidate, Phexxi (L-lactic acid, citric acid, and potassium bitartrate), is in development for multiple potential indications: prevention of pregnancy, prevention of urogenital transmission of Chlamydia trachomatis infection (chlamydia) in women and prevention of urogenital transmission of Neisseria gonorrhoeae infection (gonorrhea) in women.
We conducted a second, single-arm Phase 3 trial for Phexxi for the prevention of pregnancy in approximately 1,400 healthy women in the United States (AMPOWER). We have reported top-line data from AMPOWER, which demonstrated a cumulative pregnancy rate of 13.7% over seven cycles of use (95% CI 9.9, 17.4) in the modified intention-to-treat population (referred to as "typical use") which met the pre-determined endpoint of the clinical trial. This corresponds to an 86.3% efficacy rate. We resubmitted the New Drug Application (NDA) to the United States Food and Drug Administration (FDA) in November 2019. Subject to acceptance and timely approval of the NDA by the FDA, we plan to commercialize Phexxi in June 2020.
We recently concluded a Phase 2b clinical trial of Phexxi for prevention of urogenital transmission of chlamydia and gonorrhea (primary and secondary endpoint, respectively) in women. We refer to this trial as AMPREVENCE. The primary endpoint of AMPREVENCE is incidence of chlamydia in women treated with Phexxi versus placebo. Top-line results from AMPREVENCE, reported in December 2019, demonstrated that the study met both its primary and secondary endpoints, with a 50% relative risk reduction in chlamydia infection and a 78% relative risk reduction in gonorrhea infection compared to placebo. We envision our STI program as developing label expansion opportunities to further differentiate Phexxi from other contraceptive products on the market.
Since inception, we have devoted substantially all of our efforts to developing MVP-R product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. We do not have any approved products and have not generated any revenue from product sales. Although we have released top-line and final results from the Phase 3 AMPOWER trial of Phexxi for prevention of pregnancy, the product has not yet been approved for this or any other targeted indications. Additionally, Phexxi is still in mid- stage clinical development for the prevention of certain STIs. We do not expect to generate any revenues prior to June 2020. To finance our current strategic plans, including the conduct of future clinical trials, further research and development activities and anticipated pre-commercialization activities in 2020, we will require significant capital. Assuming we have sufficient liquidity, we will incur significantly higher costs in the foreseeable future.
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

•	Recorded cash dividends between January 6, 2018 and the Closing Date, paid upon closing of the Merger to WIM;

•	Adjusted common stock and additional paid-in capital associated with shares in connection with the Merger due to the 6:1 reverse stock split;

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

Private Placement

As described in Note 10- Private Placement, on April 10, 2019, we entered into a Securities Purchase Agreement with PDL BioPharma, Inc., a Delaware corporation (PDL), funds discretionally managed by Invesco and funds managed by WIM (collectively, the Purchasers), pursuant to which we agreed to issue and sell an aggregate of $80 million of our common stock, par value $0.0001 per share at a purchase price of $4.50 per share, and warrants to purchase shares of common stock with an exercise price of $6.38 per share in a private placement (the Private Placement) that was funded in two separate closings.

The first closing was completed on April 11, 2019 (the First Closing), pursuant to which we (i) issued and sold to PDL 6,666,667 shares of our common stock and warrants to purchase up to 1,666,667 shares of our common stock (the First Closing Warrants) and (ii) provided to the Purchasers an option to purchase an aggregate of up to 11,111,111 shares of our common stock and warrants to purchase up to an aggregate of 2,777,779 shares of our common stock as specified in the aforementioned Securities Purchase Agreement (the Second Closing Securities) during the period beginning on April 10, 2019 and ending on June 10, 2019 (the Purchase Rights). The total consideration for the First Closing was $30 million.

The second closing was completed on June 10, 2019 (the Second Closing), pursuant to which we issued and sold the Second Closing Securities to the Purchasers for an aggregate purchase price of $50 million.
Financial Operations Overview
Revenue
To date, we have not generated any revenue from our lead product candidate, Phexxi. We do not expect to generate any revenue from any product candidates we develop unless, and until we obtain regulatory approval and commercialize our products or enter into collaborative agreements with third parties. In the future, if Phexxi is approved for commercial sale in the United States, we may generate revenue from product sales. If Phexxi is approved for commercial sale outside of the United States, we expect to out-license commercialization rights to Phexxi to global pharmaceutical companies or other qualified potential partners or enter into collaborations for the commercialization and distribution of Phexxi, from which we may generate licensing revenue. However, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and overall capital requirements. We expect to commercialize Phexxi in June 2020, if approved by the FDA.
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

We expense internal and third-party research and development costs as incurred. The following table summarizes research and development expenses by product candidate (in thousands):

	Years Ended December 31,
	2019	2018
Allocated third-party development expenses:
Phexxi for prevention of pregnancy	$988	$23,650
Phexxi for prevention of chlamydia/gonorrhea	7,735	10,162
Candidate for recurrent bacterial vaginosis	—	608
Total allocated third-party development expenses	8,723	34,420
Unallocated internal research and development expenses:
Stock-based compensation expenses	1,131	3,193
Payroll related expenses	4,168	2,942
Outside services costs	7,172	1,887
Other	1,036	973
Total unallocated internal research and development expenses	13,507	8,995
Total research and development expenses	$22,230	$43,415

Completion dates and costs for our clinical development programs can vary significantly for each current and any future product candidate and are difficult to predict. We anticipate that we will make determinations as to which programs and product candidates to pursue as well as the most appropriate funding allocations for each program and product candidate on an ongoing basis in response to the results of ongoing and future clinical trials, regulatory developments, and our ongoing assessments as to the commercial potential of each current or future product candidate. With the anticipation of conducting a phase 3 clinical trial of Phexxi for prevention of chlamydia in women in 2020 in connection with the expected commercial launch of Phexxi for prevention of pregnancy, if approved by the FDA, we expect our research and development expenses to increase in 2020. We will need to raise substantial additional capital in the future to complete clinical development for our current and future product candidates.
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
We expect our general and administrative expenses to increase significantly, specifically sales and marketing expenses, as we hire additional personnel to support the growth of our business and pre-commercialization activities, and as we engage third parties to assist in the preparation of the anticipated launch of Phexxi in June 2020, if approved by the FDA.

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

Loss on issuance of warrants was recognized upon issuance of warrants to investors as they were determined to be free-standing financial instruments. The change in fair value of warrants was recognized as a result of the modifications to the warrants from change of the exercise price and mark-to-market adjustments for the liability-classified warrants.

Loss on issuance of Purchase Rights was recognized upon issuance the Purchase Rights as they were determined to be free-standing liability-classified financial instruments. The change in fair value of Purchase Rights was recognized as a result of mark-to-market adjustments for the Purchase Rights.

The Series D 2X liquidation preference expired at the Closing Date, at which time the final fair value of the Series D 2X liquidation preference was estimated. The final change in fair value of the Series D 2X liquidation preference of $0.1 million was recognized within change in fair value of the Series D 2X liquidation preference within the consolidated statement of operations for the year ended December 31, 2018. The Series D 2X liquidation preference liability was reclassified to additional paid-in capital within the consolidated balance sheet. Prior to the closing of the Merger, the Series D 2X liquidation preference was revalued at each reporting date and changes in fair value were recognized as increases in or decreases to other income (expense).
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

During a clinical trial, we adjust the clinical expense recognition if actual results differ from estimates. We make estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical trial accruals are partially dependent upon accurate reporting by CROs and other third-party vendors. Although we do not expect estimates to differ materially from actual amounts, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any reporting period. For the year ended December 31, 2019, there were approximately $1.1 million in adjustments to the Company’s previous estimates of accrued expenses for AMPOWER upon final billings. There were no material adjustments to accrued expenses for clinical trials during the year ended December 31, 2018.

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
Fair Value of Stock Options and Warrants
The fair value of stock options, and each of (i) the WIM and Invesco Warrants issued in connection with the Merger, (ii) Reload Warrants issued in February 2019, (iii) warrants issued in the second quarter of 2019 in connection with the Private Placement, and (iv) the change in fair value of warrants as a result of the modification and mark-to-market for liability-classified warrants were determined using the Black Scholes Merton (BSM) option-pricing model based on the applicable assumptions, which includes the exercise price of warrants, time to expiration, expected volatility of our peer group, risk-free interest rate and expected dividend.
Fair Value of Purchase Rights
The fair value of the Purchase Rights issued with the Private Placement were determined using a combination of a lattice model and BSM option-pricing model. The lattice model was used to determine the future value of the Company’s common stock as of the Second Closing. The BSM option-pricing model was used to determine the fair value of the warrants issued at the First Closing and Second Closing and the existing warrants subsequently canceled at the Second Closing (see discussion of the warrants canceled in Note 10- Private Placement) based on the applicable assumptions.
Leases
The Company determines if an arrangement is a lease or implicitly contains a lease at inception based on the lease definition, and if the lease is classified as an operating lease or finance lease in accordance with ASC 842. Operating leases are included in operating lease right-of-use (ROU) assets and operating lease liabilities in its consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date or the Adoption Date for existing leases based on the present value of lease payments over the lease term using an estimated discount rate. As the Company’s leases do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at commencement date or the Adoption Date in determining the present value of lease payments over a similar term. In determining the estimated incremental borrowing rate, the Company considered a rate obtained from its primary banker for discussion purposes of a potential collateralized loan with a term similar to the lease term, the Company’s historical borrowing capability in the market, and the Company’s costs incurred for underwriting discounts and financing costs in its previous equity financing. The ROU assets also include any lease payments made and exclude lease incentives. For operating leases, lease expense is recognized on a straight-line basis over the lease term. Lease and non-lease components within a contract are generally accounted for separately.

Results of Operations

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018 (in thousands):
Research and development expenses

	Year Ended December 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
Research and development	$22,230	$43,415	$(21,185)	(49)%

    The overall decrease in research and development expenses during the year ended December 31, 2019 was due to a $24.9 million decrease in clinical trial costs primarily related to completion of the clinical phase of AMPOWER in December 2018 and AMPREVENCE in December 2019 as compared to the prior year period. In addition, there was a $2.1 million decrease in noncash stock-based compensation mainly associated with stock-based awards granted in March and July 2018, the majority of which vested during the year of grant, offset by stock-based compensation associated with stock-based awards granted subsequent to December 31, 2018. These aggregate decreases were partially offset by a $4.5 million increase in costs incurred for outside services associated with preparing the Phexxi NDA resubmission for the prevention of pregnancy and a $1.1 million increase in payroll related expenses due to increased headcount.

General and administrative expenses

	Year Ended December 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
General and administrative	$30,512	$34,227	$(3,715)	(11)%

    The overall decrease in general and administrative expenses during the year ended December 31, 2019 was primarily due to a $7.2 million decrease in noncash stock-based compensation mainly associated with RSAs granted in July 2018, the majority of which vested at grant, and stock options granted in March 2018, the majority of which vested during the first year after grant, offset by stock-based compensation associated with stock-based awards granted subsequent to December 31, 2018. There was also a $3.8 million decrease in professional services and personnel costs attributable to the one-time costs associated with the Merger in 2018. These decreases were partially offset by a $3.4 million increase in pre-commercialization advertising agency fees, public relations and sales support related expenses, a $2.3 million increase in payroll related expenses due to increased headcount and a $1.4 million increase in costs incurred associated with pre-commercialization consulting services.

Total other income (expense), net

	Year Ended December 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
Total other expense	$(27,287)	$(48,068)	$20,781	(43)%

    Total other expense for the year ended December 31, 2019 primarily included a $0.7 million loss on issuance of Purchase Rights provided to the Purchasers in connection with the First Closing of the Private Placement as described in Note 10- Private Placement, a $19.6 million change in fair value of Purchase Rights and a $3.4 million change in fair value of warrants associated with the First Closing Warrants as a result of mark-to-market due to their classification change from liability to equity upon stockholder approval of the Private Placement, and a $4.4 million change in fair value of warrants as a result of a modification to the WIM Warrants and common warrants exercised in February 2019 as described in Note 8- Convertible Preferred Stock and Note 9- Public Offering. These other expenses were offset by $0.5 million of interest income and $0.3 million of other income for the concession received upon the settlement of outstanding accrued sublicense fees and interest expense with WCG Cares as described in Note 6- Commitments and Contingencies.

The total other expense for the year ended December 31, 2018 primarily included a $47.9 million loss on issuance of warrants related to the Invesco Warrants issued immediately prior to the Closing Date of the Merger, and a $0.1 million change in fair value of the Series D 2X liquidation preference upon a final valuation when all 80 shares issued and outstanding Series D were converted into the Company' common stock in January 2018 as described in Note 3- Merger and Related Transactions.

Liquidity and Capital Resources

As of December 31, 2019, we had working capital of $13.8 million, and an accumulated deficit of $513.2 million. We have financed our operations to date primarily through the sale of preferred stock, common stock, preferred units, payments received under our collaboration agreements, interest earned on investments, and cash received in the Merger. At December 31, 2019, we had approximately $23.8 million in cash and cash equivalents, and short-term investments. Our cash and cash equivalents include amounts held in checking accounts, money market funds, and investments in fixed income debt securities with original maturities less than three months. Our short-term investments consist of held-to-maturity securities that will be due in one year or less. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve liquidity and capital preservation.

We have incurred losses and negative cash flows from operating activities since inception. In February 2019, we received gross proceeds of approximately $6.3 million from the exercise of warrants to purchase 2,376,062 shares of our common stock held by certain shareholders at an exercise price of $2.64 per share. In the second quarter of 2019, we received proceeds of approximately $75.4 million, net of financial advisory fees, upon completion of the Private Placement. In December, we received proceeds of approximately $3.3 million (including $3.0 million in cash and cash equivalents and $0.3 million in other receivable), net of commissions, from the sale of 515,019 shares of our common stock.
We anticipate that we will continue to incur net losses for the foreseeable future and incur additional costs associated with being a public company. We expect research and development expenses to increase in 2020 compared to 2019 as we are planning to conduct a phase 3 clinical trial of Phexxi for prevention of chlamydia in women in 2020 in connection with the expected commercial launch of Phexxi for prevention of pregnancy, if approved by the FDA. We expect general and administrative expenses to increase significantly in 2020, specifically sales and marketing expenses, as we deploy a sales force of approximately 140 sales representatives and leaders, hire additional personnel to support the growth of our business and pre-commercialization activities and engage third parties to assist in the preparation for the anticipated launch of Phexxi in June 2020, if approved by the FDA. According to management estimates, our liquidity resources as of December 31, 2019 are not sufficient to maintain our planned level of operations for the next 12 months. In addition, the uncertainties associated with our ability to (i) obtain additional equity financing on terms that are favorable to us, (ii) enter into collaborative agreements with strategic partners and (iii) succeed in our future operations, raise substantial doubt about our ability to continue as a going concern.
The opinion of our independent registered public accounting firm on our audited financial statements as of and for the years ended December 31, 2019 and 2018 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. Our audited consolidated financial statements as of and for the years ended December 31, 2019 and 2018 included in this report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue our operations.
If we are not able to obtain required additional funding in the near term, through equity financings or other means, or are not able to obtain funding on terms favorable to us, these circumstances will have a material adverse effect on our operations and strategic development plan for future growth. If we cannot successfully raise additional funding and implement our strategic development plan, we may be forced to make reductions in spending, suspend or terminate development programs, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these could materially and adversely affect our liquidity, financial condition and business prospects and we would not be able to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements.

At the Market Program

    In November 2019, the Company entered into an equity distribution agreement with Piper Sandler & Co. (Piper Sandler), pursuant to which the Company may offer and sell shares of its common stock in at the market (ATM) offerings (as defined in Rule 415 of the Securities Act) having an aggregate offering price up to $50 million in gross proceeds from time to time through Piper Sandler acting as sales agent. During the year ended December 31, 2019, we received proceeds of approximately $3.3 million (including $3.0 million in cash and cash equivalents and $0.3 million in other receivable), net of commissions, from the sale of 515,019 shares of our common stock. Subsequent to December 31, 2019, we received net proceeds of approximately $1.1 million, net of commissions, from the sale of 202,098 shares of our common stock.
Promissory Note
    On December 5, 2018, the Company entered into a promissory note with our CRO for AMPOWER, where the Company agreed to pay invoiced amounts totaling approximately $4.0 million for clinical trial related services and had a due date of February 15, 2019 (CRO Note). Any matured and unpaid amounts pursuant to this CRO Note bear an annual interest rate of the lesser of 1% per month or the maximum amount permitted by the Laws of the State of Massachusetts.

    In late February 2019, the Company amended the CRO Note, which extended the due date to April 15, 2019. In April 2019, the Company paid the CRO Note in full.

Summary Statements of Cash Flows
The following table sets forth a summary of the net cash flow activity for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
Net cash, cash equivalents and restricted cash used in operating activities	$(55,097)	$(56,500)	$1,403	(2)%
Net cash, cash equivalents and restricted cash (used in) provided by investing activities	(8,115)	2,143	(10,258)	(479)%
Net cash, cash equivalents and restricted cash provided by financing activities	78,076	54,417	23,659	43%
Net decrease in cash, cash equivalents and restricted cash	$14,864	$60	$14,804	24,673%

Cash Flows from Operating Activities. Since inception, the primary use of cash, cash equivalents and restricted cash has been to fund development of our lead MVP-R product candidate, Phexxi, for prevention of pregnancy as well as potential other indications and to support pre-commercialization activities and other general and administrative operations.

Cash Flows from Investing Activities. Net cash, cash equivalents and restricted cash used in investing activities for theyear ended December 31, 2019 was primarily the purchase of short-term investments of $8.2 million. Net cash, cash equivalents and restricted cash provided by investing activities for the year ended December 31, 2018 was primarily due to $1.9 million non-recurring cash acquired from Neothetics in connection with the Merger as described in Note 1- Description of Business and Basis of Presentation.

Cash Flows from Financing Activities. During the year ended December 31, 2019, the primary source of cash, cash equivalents and restricted cash was the issuance of 2,376,062 shares of common stock upon the exercise of warrants in February 2019 for gross proceeds of $6.3 million, the issuance of an aggregate of 17,777,779 shares of common stock and common warrants to purchase 4,444,446 shares of common stock pursuant to the Private Placement as described in Note 10-Private Placement during the second quarter of 2019 for proceeds of $75.4 million, net of financial advisory fees, the sales of 515,019 shares of common stock with proceeds of approximately $3.0 million in cash and cash equivalents, net of commissions, under the ATM program, and the issuance of 88,074 shares of common stock with proceeds of approximately $0.3 million from the ESPP purchase and stock option exercises. The cash inflow was offset by the $4.0 million repayment for the CRO Note during the second quarter of 2019, $1.3 million in payments for financing costs and $1.6 million payments for tax withholdings related to vesting of restricted stock awards.

During the year ended December 31, 2018, the primary source of cash, cash equivalents and restricted cash was the sale of 1,614,289 shares of the Company’s common stock for gross proceeds of $20.0 million in a private placement transaction with Invesco, the sale of 7,436,171 shares of common stock, pre-funded warrants to purchase 1,063,829 shares of common stock and common warrants to purchase 1,700,000 shares of common stock for net proceeds of $37.5 million in connection with the Offering, offset by $1.6 million in payments for tax withholdings related to vesting of restricted stock awards, $1.4 million in payments for financing costs and $0.2 million in payments for Series D dividends upon conversion of Series D into Neothetics’ common stock.
Operating and Capital Expenditure Requirements

Our future capital requirements are difficult to forecast. For example, we expect to incur additional capital expenditures for serialization equipment to be utilized in the manufacturing of Phexxi prior to commercialization, but cannot adequately predict the cost of the equipment in the future or other potential capital expenditure requirements, if any.

We expect research and development expenses to increase in 2020 compared to 2019 as we are planning to conduct a phase 3 clinical trial of Phexxi for prevention of chlamydia in women in 2020 in connection with the expected commercial launch of Phexxi for prevention of pregnancy, if approved by the FDA. In addition, we expect to incur costs as we make improvements to our manufacturing process. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming and we may never succeed in achieving regulatory approval for any of our product candidates. The probability of success for each product candidate will be affected by numerous factors, including preclinical data, clinical trial data, competition, manufacturing capability and commercial viability. We are responsible for all research and development costs for our programs.
We expect general and administrative expenses to increase significantly, specifically sales and marketing expenses, as we deploy a sales force of approximately 140 sales representatives and leaders, hire additional personnel to support the growth of our business and pre-commercialization activities and engage third parties to assist in the preparation for the anticipated launch of Phexxi in June 2020, if approved by the FDA. We also anticipate increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with stock exchange listing and SEC requirements, and directors' and officers' liability insurance premiums.

When we believe regulatory approval of a product candidate appears likely, we expect to incur significant costs as we establish a sales and marketing infrastructure for its expected distribution, promotion and sale.
Off-Balance Sheet Arrangements
As of December 31, 2019 and 2018, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations and Commitments
As a “smaller reporting company” as defined in Rule 12(b) of the Exchange Act, we are not required to provide the information required by this item.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
As a “smaller reporting company” as defined in Rule 12(b) of the Exchange Act, we are not required to provide the information required by this item.
Item 8. Financial Statements and Supplementary Data.
The financial statements and the report of our independent registered public accounting firm required pursuant to this item are included in this Annual Report on Form 10-K beginning on page F-1.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this Annual Report, or December 31, 2019, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (Exchange Act) as of December 31, 2019. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective.
Management’s Annual Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.
Attestation Report on Internal Control over Financial Reporting
This Annual Report does not include an attestation report of our independent registered public accounting firm due to the deferral allowed under the JOBS Act for emerging growth companies.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The response to the information required by this item is incorporated by reference from the discussions set forth under the headings “ELECTION OF DIRECTORS (Notice Item 1)”, “EXECUTIVE OFFICER AND DIRECTOR COMPENSATION”, “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE”, and “MANAGEMENT AND CORPORATE GOVERNANCE” in our proxy statement for the 2020 Annual Meeting of Stockholders.

Item 11. Executive Compensation.
The response to the information required by this item is incorporated by reference from the discussions set forth under the heading “EXECUTIVE OFFICER AND DIRECTOR COMPENSATION” in our proxy statement for the 2020 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The response to the information required by this item is incorporated by reference from the discussions set forth under the headings “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “EXECUTIVE OFFICER AND DIRECTOR COMPENSATION” in our proxy statement for the 2020 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The response to the information required by this item is incorporated by reference from the discussions set forth under the headings “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS” and “ELECTION OF DIRECTORS (Notice Item 1)” in our proxy statement for the 2020 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services.
The response to the information required by this item is incorporated by reference from the discussions set forth under the headings “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (Notice Item 5)” in our proxy statement for the 2020 Annual Meeting of Stockholders.

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
3. Exhibits Required to Be Filed by Item 601 of Regulation S-K.
A list of exhibits is set forth on the following page and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Exhibit Title	Filed Herewith	Incorporated by Reference
			Form	File No.	Date Filed
2.1^	Agreement and Plan of Merger and Reorganization, dated as of October 17, 2017, by and among the Registrant, Evofem Biosciences Operations, Inc. and Nobelli Merger Sub, Inc.		8-K	001-36754	10/17/2017
2.2	Form of Support Agreement, by and between Evofem Biosciences Operations, Inc. and certain of its stockholders.		8-K	001-36754	10/17/2017
3.1	Amended and Restated Certificate of Incorporation.		10-K	001-36754	2/26/2018
3.2	Amended and Restated Bylaws of the Registrant.		8-K	001-36754	1/17/2018
4.1	Form of Stock Certificate.		10-K	001-36754	2/26/2018
4.2	Warrant to Purchase Stock, dated as of February 23, 2010, issued to Silicon Valley Bank.		S-1	333-199449	10/17/2014
4.3	Warrant to Purchase Stock, dated as of March 30, 2012, issued to Silicon Valley Bank.		S-1	333-199449	10/17/2014
4.4	Warrant to Purchase Stock, dated as of August 17, 2012, issued to Silicon Valley Bank.		S-1	333-199449	10/17/2014
4.5	Warrant Agreement, dated as of June 11, 2014, by and between the Registrant and Hercules Technology III, L.P.		S-1	333-199449	10/17/2014
4.6	Letter Terminating Registrant’s Fourth Amended and Restated Investors’ Rights Agreement, dated as of January 17, 2018, by and between the Registrant and the investors listed therein.		10-K	001-36754	2/26/2018
4.7	Form of Amended and Restated Warrant to Purchase Common Stock of the Registrant.		S-4	333-221592	11/15/2017
4.8	Form of Voting Agreement.		S-4	333-221592	11/15/2017
4.9	Form of Common Warrant.		S-1	333-224958	5/16/2018
4.10	Form of Pre-funded Warrant.		S-1	333-224958	5/16/2018
4.11	Form of Reload Warrant.		8-K	001-36754	02/11/2019
4.12	Form of Reload Warrant.		8-K	001-36754	02/11/2019
4.13	Form of Warrant.		8-K	001-36754	04/11/2019
4.14	Form of Warrant for Woodford.		8-K	001-36754	04/11/2019
4.15*	Description of Evofem’s securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.	X
9.1	Form of Voting and Support Agreement.		8-K	001-36754	04/11/2019
10.1	Form of Merger Lock-Up Agreement.		8-K	001-36754	10/17/2017
10.2	Twelfth Amendment, dated as of December 4, 2017, by and between the Registrant and LJ Gateway Office LLC.		8-K	001-36754	12/8/2017
10.3Δ	Separation and Release Agreement, dated as of January 17, 2018, by and between the Registrant and Susan Knudson.		8-K	001-36754	1/17/2018
10.4Δ	Separation and Release Agreement, dated as of February 6, 2018, by and between the Registrant and Maria Feldman.		10-K	001-36754	2/26/2018
10.5	Securities Purchase Agreement, dated as of October 17, 2017, by and among the Registrant, Evofem Biosciences Operations, Inc. and the investors listed therein.		8-K	001-36754	10/17/2017
10.6	Lease, dated as of July 3, 2008, by and between the Registrant and WW&LJ Gateways, LTD.		S-1	333-199449	10/17/2014
10.7	Ninth Amendment to Lease, dated as of April 21, 2014, by and between the Registrant and LJ Gateway Office LLC (as successor in interest to WW&LJ Gateways, LTD).		S-1	333-199449	10/17/2014

10.8	Tenth Amendment, dated as of January 20, 2015, by and between the Registrant and LJ Gateway Office LLC (as successor in interest to WW&LJ Gateways, LTD).	10-K	001-36754	3/29/2015
10.9	Eleventh Amendment, dated as of January 31, 2017, by and between the Registrant and LJ Gateway Office LLC (as successor in interest to WW&LJ Gateways, LTD).	8-K	001-36754	2/14/2017
10.1	Sublease, dated as of January 27, 2017, by and between the Registrant and Abacus Data Systems, Inc.	8-K	001-36754	2/14/2017
10.11Δ	Letter Agreement, dated as of July 3, 2014, by and between the Registrant and Martha J. Demski.	S-1	333-199449	10/17/2014
10.12Δ	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.	S-1	333-199449	10/17/2017
10.13Δ	Amended and Restated 2007 Stock Plan, as amended.	S-1/A	333-199449	11/10/2014
10.14Δ	Form of Stock Option Agreement under 2007 Stock Plan.	S-1	333-199449	10/17/2014
10.15Δ	Amendment to 2014 Equity Incentive Plan.	10-Q	001-36754	8/11/2016
10.16Δ	Amended and Restated 2014 Equity Incentive Plan.	8-K	001-36754	5/8/2018
10.17Δ	Form of Stock Option Agreement under 2014 Equity Incentive Plan.	S-1/A	333-199449	11/10/2014
10.18Δ	Form of Restricted Stock Units Agreement under the 2014 Equity Incentive Plan.	S-1/A	333-199449	11/10/2014
10.19Δ	Form of Restricted Stock Agreement under the 2014 Equity Incentive Plan.	S-1/A	333-199449	11/10/2014
10.20Δ	Form of Notice of Grant of Restricted Stock Units under the 2014 Equity Incentive Plan.	S-1/A	333-199449	11/10/2014
10.21Δ	Form of Notice of Grant of Restricted Stock under the 2014 Equity Incentive Plan.	S-1/A	333-199449	11/10/2014
10.22Δ	Form of Notice of Grant of Stock Option under the 2014 Equity Incentive Plan.	S-1/A	333-199449	11/10/2014
10.23Δ	2014 Employee Stock Purchase Plan.	S-1/A	333-199449	11/10/2014
10.24Δ	Amended and Restated Non-Employee Director Compensation Policy.	10-K	001-36754	2/26/2018
10.25	Consulting Agreement, dated as of April 1, 2017, by and between Evofem Biosciences Operations, Inc. and Thomas Lynch.	S-4	333-221592	11/15/2017
10.26Δ	Severance Agreement, dated as of November 16, 2015, by and between Evofem Biosciences Operations, Inc. and Justin J. File.	S-4	333-221592	11/15/2017
10.27Δ	Severance Agreement, dated as of April 27, 2015, by and between Evofem Biosciences Operations, Inc. and Saundra Pelletier.	S-4	333-221592	11/15/2017
10.28Δ	Offer Letter, dated as of April 15, 2015, by and between Evofem Biosciences Operations, Inc. and Kelly Culwell, M.D.	S-4	333-221592	11/15/2017
10.29Δ	Offer Letter, dated as of October 16, 2014, by and between Evofem Biosciences Operations, Inc. and Saundra Pelletier.	S-4	333-221592	11/15/2017
10.30Δ	Offer Letter, dated as of March 8, 2015, as amended, by and between Evofem Biosciences Operations, Inc. and Justin J. File.	S-4	333-221592	11/15/2017
10.31Δ	Amended Offer Letter, dated as of November 16, 2015, by and between Evofem Biosciences Operations, Inc. and Justin J. File.	S-4	333-221592	11/15/2017
10.32Δ	Evofem Biosciences Operations, Inc. Amended and Restated 2012 Equity Incentive Plan.	S-4	333-221592	11/15/2017
10.33Δ	Form of Notice of Option Grant and Option Agreement under the Evofem Biosciences Operations, Inc. 2012 Equity Incentive Plan.	S-4	333-221592	11/15/2017

10.34Δ	Form of Notice of Grant of Restricted Stock Award under the Evofem Biosciences Operations, Inc. 2012 Equity Incentive Plan.		S-4	333-221592	11/15/2017
10.35†	Amended and Restated License Agreement, by and between Rush University Medical Center and Evofem, Inc. dated as of March 27, 2014.		S-4	333-221592	11/15/2017
10.36	Consent to Sub-Sublease, dated as of January 30, 2015, by and among Evofem, Inc., Kilroy Realty, L.P., Relational Investors LLC and WomanCare Global Trading, Inc.		S-4	333-221592	11/15/2017
10.37	Sublease Guaranty, dated as of January 30, 2015, by and between Evofem Biosciences Operations, Inc. and Relational Investors LLC.		S-4	333-221592	11/15/2017
10.38	Office Sublease, dated as of January 30, 2015, by and between Evofem, Inc. and Relational Investors LLC.		S-4	333-221592	11/15/2017
10.39	First Amendment to Sublease, dated as of February 22, 2017, by and between Evofem, Inc. and WomanCare Global Trading Inc.		S-4	333-221592	11/15/2017
10.40	Sublease, dated as of January 30, 2015, by and between Evofem, Inc. and WomanCare Global Trading, Inc.		S-4	333-221592	11/15/2017
10.41Δ	Executive Employment Agreement, dated as of October 15, 2014, by and between the Registrant and Susan Knudson.		S-1	333-199449	10/17/2014
10.42	Form of Registration Rights Agreement.		8-K	001-36754	10/17/2017
10.43Δ	Executive Employment Agreement, dated as of July 2, 2018, by and between the Registrant and Saundra Pelletier.		8-K	001-36754	7/3/2018
10.44Δ	Executive Employment Agreement, dated as of July 2, 2018, by and between the Registrant and Justin J. File.		8-K	001-36754	7/3/2018
10.45Δ	Executive Employment Agreement, dated as of July 2, 2018, by and between the Registrant and Kelly Culwell, M.D.		8-K	001-36754	7/3/2018
10.46Δ	Executive Employment Agreement, dated as of July 2, 2018, by and between the Registrant and Russell Barrans.		8-K	001-36754	7/3/2018
10.47Δ	Executive Employment Agreement, dated as of July 2, 2018, by and between the Registrant and Alexander A. Fitzpatrick.		8-K	001-36754	7/3/2018
10.48Δ	2018 Inducement Equity Incentive Plan.		10-Q	001-36754	8/2/2018
10.49Δ	Form of Notice of Grant of Stock Option under the 2018 Inducement Equity Incentive Plan.		10-Q	001-36754	8/2/2018
10.50	Form of Repricing Letter Agreement.		8-K	001-36754	02/11/2019
10.51	Form of Repricing Letter Agreement.		8-K	001-36754	02/11/2019
10.52	Securities Purchase Agreement.		8-K	001-36754	04/11/2019
10.53	Registration Rights Agreement.		8-K	001-36754	04/11/2019
10.54	Consulting Agreement, dated as of April 1, 2019, by and between Evofem Biosciences Operations, Inc. and Thomas Lynch.		10-Q	001-36754	5/7/2019
10.55	Evofem Biosciences, Inc. Amended and Restated 2014 Equity Incentive Plan.		8-K	001-36754	06/05/2019
10.56	Evofem Biosciences, Inc. 2019 Employee Stock Purchase Plan.		8-K	001-36754	06/05/2019
10.57	Lease, entered into October 9, 2019, by and between the Registrant and Kilroy Realty, L.P.		10-Q	001-36754	11/7/2019
10.58††	Supply and Manufacturing Agreement, dated November 4, 2019, by and between the Registrant and DPT Laboratories, Ltd.	X
16.1	Letter from Ernst & Young LLP dated as of January 25, 2018.		8-K	001-36754	1/25/2018
21.1	List of Registrant Subsidiaries.		10-K	001-36754	2/26/2018

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
**101.INS	XBRL Instance Document	X
**101.SCH	XBRL Taxonomy Extension Schema Document	X
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
**101.DEF	XBRL Definition Linkbase Document	X
**101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

Δ	Management Compensation Plan or arrangement.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 406 under the Securities Act of 1933, as amended.

††
Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

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

**
The financial information of Evofem Biosciences, Inc. Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 12, 2020 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Parenthetical Data to the Consolidated Balance Sheets, (iii) the Consolidated Statements of Operations, (iv) the Consolidated Statements of Convertible Preferred Stock and Stockholders' Deficit, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, is furnished electronically herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVOFEM BIOSCIENCES, INC.

Date: March 12, 2020	By:	/s/ Saundra Pelletier
	Name:	Saundra Pelletier
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Saundra Pelletier	President and Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2020
Saundra Pelletier

/s/ Justin J. File	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2020
Justin J. File

/s/ Thomas Lynch	Chairman of the Board	March 12, 2020
Thomas Lynch

/s/ Gillian Greer, Ph.D.	Director	March 12, 2020
Gillian Greer, Ph.D.

/s/ William Hall, Ph.D.	Director	March 12, 2020
William Hall, Ph.D., M.D.

/s/ Kim P. Kamdar, Ph.D.	Director	March 12, 2020
Kim P. Kamdar, Ph.D.

/s/ Tony O’Brien	Director	March 12, 2020
Tony O’Brien

/s/ Colin Rutherford	Director	March 12, 2020
Colin Rutherford

/s/ Lisa Rarick	Director	March 12, 2020
Lisa Rarick

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Evofem Biosciences, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Evofem Biosciences, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, convertible preferred stock and stockholders' equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

/s/ Deloitte & Touche LLP

San Diego, CA
March 12, 2020

We have served as the Company's auditor since 2015.

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except par value and share data)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$15,571	$1,330
Restricted cash	304	431
Short-term investments	8,233	—
Prepaid and other current assets	2,313	717
Total current assets	26,421	2,478
Property and equipment, net	394	593
Operating right-of-use assets	160	—
Other noncurrent assets	1,320	939
Total assets	$28,295	$4,010
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$6,008	$8,882
Note payable	—	4,010
Accrued expenses	2,784	11,513
Accrued compensation	3,670	2,924
Operating lease liabilities	197	—
Total current liabilities	12,659	27,329
Deferred rent	—	37
Total liabilities	12,659	27,366
Commitments and contingencies (Note 6)
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 300,000,000 shares authorized; 48,137,880 and 25,867,248 shares issued and outstanding at December 31, 2019 and 2018, respectively	5	3
Additional paid-in capital	528,810	409,787
Accumulated deficit	(513,179)	(433,146)
Total stockholders’ equity (deficit)	15,636	(23,356)
Total liabilities and stockholders’ equity (deficit)	$28,295	$4,010

See accompanying notes to the consolidated financial statements.

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share and per share data)

	Years Ended December 31,
	2019	2018
Operating expenses:
Research and development	$22,230	$43,415
General and administrative	30,512	34,227
Total operating expenses	52,742	77,642
Loss from operations	(52,742)	(77,642)
Other income (expense):
Interest income	458	127
Other income (expense), net	301	(145)
Loss on issuance of warrants	—	(47,920)
Loss on issuance of Purchase Rights	(674)	—
Change in fair value of warrants	(7,755)	—
Change in fair value of Purchase Rights	(19,617)	—
Change in fair value of Series D 2X liquidation preference	—	(130)
Total other expense	(27,287)	(48,068)
Loss before income tax	(80,029)	(125,710)
Income tax expense	(4)	(2)
Net loss	(80,033)	(125,712)
Accretion of Series D redeemable convertible preferred stock dividends	—	(66)
Net loss attributable to common stockholders	$(80,033)	$(125,778)
Net loss per share attributable to common stockholders, basic and diluted	$(1.99)	$(5.74)
Weighted-average shares used to compute net loss attributable to common stockholders, basic and diluted	40,228,517	21,900,574

See accompanying notes to the consolidated financial statements.

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (In thousands, except share data)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C-1 Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2017	12,618,279	$23,848	13,801,318	$43,616	8,558,686	$34,382	5,037,784	$19,469	80	$68,556	2,082,053	$—	$17,731	$(307,277)	$(289,546)
Conversion of convertible preferred stock into Private Evofem common stock, excluding Series D (see Note 8)	(12,618,279)	(23,848)	(13,801,318)	(43,616)	(8,558,686)	(34,382)	(5,037,784)	(19,469)	—	—	1,027,079	—	121,315	—	121,315
Cancellation of restricted stock awards (see Note 11)	—	—	—	—	—	—	—	—	—	—	(122,149)	—	—	—	—
Issuance of common stock upon cashless exercise of Invesco Warrants (see Note 10)	—	—	—	—	—	—	—	—	—	—	3,968,473	1	47,919	—	47,920
Accretion and payment of Series D dividends (see Note 8)	—	—	—	—	—	—	—	—	—	66	—	—	(66)	(157)	(223)
Conversion of Series D dividends and Series D (see Note 8)	—	—	—	—	—	—	—	—	(80)	(5,226)	6,878,989	1	5,225	—	5,226
Redemption of Series D 2X liquidation preference upon conversion of Series D (see Note 8)	—	—	—	—	—	—	—	—	—	—	—	—	80,000	—	80,000
Deemed contribution upon conversion of Series D (see Note 8)	—	—	—	—	—	—	—	—	—	(49,334)	—	—	49,334	—	49,334
Issuance of common stock and WIM Warrants (see Note 8)	—	—	—	—	—	—	—	—	—	(14,062)	3	—	14,062	—	14,062
Private placement of common stock (see Note 3)	—	—	—	—	—	—	—	—	—	—	1,614,289	—	20,000	—	20,000
Record pre-merger Neothetics' stockholders' equity and elimination of Neothetics' historical accumulated deficit (see Note 3)	—	—	—	—	—	—	—	—	—	—	2,308,430	—	1,946	—	1,946
Issuance of common stock, pre-funded warrants and common warrants in connection with the Offering, net of underwriting discounts, commissions and offering costs (see Note 9)	—	—	—	—	—	—	—	—	—	—	7,436,171	1	36,029	—	36,030
Issuance of common stock - exercise of stock options	—	—	—	—	—	—	—	—	—	—	6,173	—	42	—	42
Restricted stock awards/units issued	—	—	—	—	—	—	—	—	—	—	1,305,399	—	—	—	—
Shares withheld to cover taxes related to vesting of restricted stock awards	—	—	—	—	—	—	—	—	—	—	(637,662)	—	(1,592)	—	(1,592)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	17,842	—	17,842
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(125,712)	(125,712)
Balance at December 31, 2018	—	$—	—	$—	—	$—	—	$—	—	$—	25,867,248	$3	$409,787	$(433,146)	$(23,356)
Issuance of common stock upon cash exercise of warrants and issuance of Reload Warrants (see Note 11)	—	—	—	—	—	—	—	—	—	—	3,438,133	—	10,618	—	10,618
Issuance of common stock in connection with the Private Placement (see Note 10)	—	—	—	—	—	—	—	—	—	—	17,777,779	2	68,262	—	68,264
Issuance of common stock in connection with ATM (see Note 11)	—	—	—	—	—	—	—	—	—	—	515,019	—	3,012	—	3,012
Issuance of common stock - ESPP and exercise of stock options	—	—	—	—	—	—	—	—	—	—	88,074	—	392	—	392
Restricted stock awards issued/restricted stock units released	—	—	—	—	—	—	—	—	—	—	720,333	—	—	—	—
Shares withheld to cover taxes related to vesting of restricted stock awards	—	—	—	—	—	—	—	—	—	—	(268,706)	—	(1,566)	—	(1,566)
Reclassification of warrant and Purchase Rights liability to equity	—	—	—	—	—	—	—	—	—	—	—	—	29,726	—	29,726
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	8,579	—	8,579
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	0	(80,033)	(80,033)
Balance at December 31, 2019	—	$—	—	$—	—	$—	—	$—	—	$—	48,137,880	$5	$528,810	$(513,179)	$15,636
See accompanying notes to the consolidated financial statements.

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(80,033)	$(125,712)
Adjustments to reconcile net loss to net cash, cash equivalents and restricted cash used in operating activities:
Loss on issuance of warrants	—	47,920
Loss on issuance of Purchase Rights	674	—
Change in fair value of warrants	7,755	—
Change in fair value of Purchase Rights	19,617	—
Change in fair value of Series D 2X liquidation preference	—	130
Stock-based compensation	8,579	17,842
Depreciation	263	262
Loss from sale of property and equipment	79	—
Noncash lease expenses	642	—
Changes in operating assets and liabilities:
Prepaid and other assets	(952)	(11)
Accounts payable	(2,931)	3,799
Accrued expenses and other liabilities	(8,775)	(795)
Accrued compensation	746	307
Operating lease liabilities	(761)	—
Deferred rent, net of current portion	—	(242)
Net cash, cash equivalents and restricted cash used in operating activities	(55,097)	(56,500)
Cash flows from investing activities:
Proceeds from sale of property and equipment	32	—
Proceeds from sale of Softcup line of business	250	250
Cash acquired in connection with the Merger	—	1,900
Purchases of property and equipment	(164)	(7)
Purchase of short-term investments	(8,233)	—
Net cash, cash equivalents and restricted cash (used in) provided by investing activities	(8,115)	2,143
Cash flows from financing activities:
Proceeds from issuance of common stock- exercise of warrants	6,273	—
Proceeds from issuance of common stock, warrants and Purchase Rights in connection with Private Placement, net of financial advisory fees	75,400	20,000
Proceeds from issuance of common stock, net of commissions- ATM transactions	2,960	—
Proceeds from issuance of common stock, pre-funded warrants and common warrants in connection with the Offering, net of underwriting discounts and commissions	—	37,542
Proceeds from issuance of common stock - ESPP and exercise of stock options	305	42
Repayment of Note Payable	(4,010)	—
Payment of cash dividends for Series D redeemable convertible preferred stock	—	(157)
Cash paid for financing costs	(1,286)	(1,418)
Payments of tax withholdings related to vesting of restricted stock awards	(1,566)	(1,592)
Net cash, cash equivalents and restricted cash provided by financing activities	78,076	54,417
Net change in cash, cash equivalents and restricted cash	14,864	60
Cash, cash equivalents and restricted cash, beginning of period	1,761	1,701
Cash, cash equivalents and restricted cash, end of period	$16,625	$1,761
Supplemental cash flow information:
Cash paid for taxes	$4	$2
Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$802	$—
Financing costs included in accounts payable and accrued expenses	$306	$94
Purchases of property and equipment included in accounts payable and accrued expenses	$10	$—
Reclassification of warrants and Purchase Rights liability to equity	$6,120
Proceeds from issuance of common stock included in other receivable	$416	$—
Net assets acquired in connection with the Merger	$—	$46
Conversion of convertible preferred stock into common stock (excluding Series D)	$—	$121,315
Conversion of Series D redeemable convertible preferred stock into common stock	$—	$68,622
Redemption of Series D 2X liquidation preference upon conversion of Series D redeemable convertible preferred stock into common stock	$—	$80,000
Issuance of Promissory Note	$—	$4,010
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

Description of Business
Evofem is a San Diego-based clinical-stage biopharmaceutical company committed to developing and commercializing innovative products to address unmet needs in women’s sexual and reproductive health. Evofem exists to advance the lives of women by developing innovative solutions, such as woman-controlled contraception and potential protection from certain sexually transmitted infections (STIs). The Company is leveraging its proprietary Multipurpose Vaginal pH Regulator (MVP-RTM) platform to develop product candidates for several potential indications, including prevention of pregnancy and prevention of certain STIs.
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

Risks, Uncertainties and Going Concern

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities, in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.
The Company’s principal operations have been related to research and development (R&D), including development of Phexxi, as well as raising capital, recruiting personnel and establishing a corporate infrastructure to support a commercial product. The Company has no revenues and, as such, has incurred operating losses and negative cash flows from operating activities since inception. As described in the notes to the consolidated financial statements, the Company received gross proceeds of approximately $6.3 million upon the exercise of warrants in February 2019, proceeds of approximately $75.4 million, net of financial advisory fees, upon the sale and issuance of common stock pursuant to a Private Placement with certain investors in the second quarter of 2019, and proceeds of approximately $3.0 million from its at the market (ATM) program in December 2019, net of commissions. As of December 31, 2019, the Company had cash and cash equivalents of $15.6 million, working capital of $13.8 million and an accumulated deficit of $513.2 million.
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

The Company anticipates it will continue to incur net losses for the foreseeable future and incur additional costs associated with being a public company. R&D expenses are expected to increase in 2020 in anticipation of conducting a Phase 3 clinical trial of Phexxi for the prevention of urogenital chlamydia and gonorrhea in women in 2020 in connection with the expected commercial launch of Phexxi for the prevention of pregnancy, if approved by the FDA. Sales and marketing expenses are expected to increase significantly in 2020 due to anticipated pre-commercialization activities in the first half of 2020 in preparation for the anticipated launch of Phexxi in June 2020, if approved by the FDA. According to management estimates, liquidity resources as of December 31, 2019 are not sufficient to maintain its planned level of operations for the 12 months from the date of issuance of the consolidated financial statements.

These circumstances and the uncertainties associated with the Company's ability to (i) obtain additional equity or debt financing on terms that are favorable to Evofem, (ii) enter into collaborative agreements with strategic partners and (iii) succeed in its future operations, raise substantial doubt about the Company's ability to continue as a going concern.

If the Company is not able to obtain the required funding in the near term, through equity financings or other means, or is unable to obtain funding on terms favorable to the Company, this will have a material adverse effect on its operations and strategic development plan for future growth. If the Company cannot successfully raise additional funding and implement its strategic development plan, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible at a potentially lower amount than as recorded in the consolidated financial statements, suspend or curtail planned programs or cease operations entirely. Any of these could materially and adversely affect its liquidity, financial condition and business prospects and the Company would not be able to continue as a going concern.

2.	Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto.
Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include, but not limited to: the discount rate used in estimating the fair value of the lease right-of-use (ROU) assets and lease liabilities, the measurement of the Series D 2X liquidation preference, assumptions used in estimating the fair value of warrants and Purchase Rights issued, the useful lives of property and equipment, the recoverability of long-lived assets, clinical trial accruals, and assumptions used in estimating the fair value of stock-based compensation expense. The Company’s assumptions regarding the measurement of the First Closing Warrants, the Purchase Rights, the Series D 2X liquidation preference, the lease ROU assets and lease liabilities, and stock-based compensation are more fully described in Note 5 — Fair Value of Financial Instruments, Note 6 — Commitments and Contingencies, and Note 12 — Stock-based Compensation, respectively. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances and adjusts when facts and circumstances dictate. The estimates are the basis for making judgments about the carrying values of assets and liabilities and recorded expenses that are not readily apparent from other sources. As future events and their effects cannot be determined with precision, actual results may materially differ from those estimates or assumptions.
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of readily available cash in checking accounts, money market funds, and investments in fixed income debt securities with original maturities less than three months. Restricted cash consists of cash held in monthly time deposit accounts and a letter of credit, which are collateral for the Company’s credit cards and facility leases.
On October 9, 2019, the Company entered into an office lease for approximately 24,474 square feet pursuant to a non-cancelable lease agreement. This new lease will commence on April 1, 2020 and expire on September 30, 2025, unless terminated earlier in accordance with its terms. The Company has a right to extend the term of the lease for an additional five years. The Company provided the landlord a $750,000 security deposit in the form of a letter of credit.
The following table provides a reconciliation of cash, cash equivalents and restricted cash, reported within the consolidated statements of cash flows (in thousands):

	Years Ended December 31,
	2019	2018
Cash and cash equivalents	$15,571	$1,330
Restricted cash	304	431
Restricted cash included in other noncurrent assets	$750	$—
Total cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows	$16,625	$1,761
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
The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts payable, note payable, accrued expenses and accrued compensation approximate their fair values due to their short-term nature. As of December 31, 2019 and 2018, based on the borrowing rate currently available to the Company for loans with similar terms, which is considered a Level 2 input, the Company believes the fair value of the Flex Note (as defined below) approximates its carrying value.
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
Impairment of Long-lived Assets
The Company reviews property and equipment for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset or asset group are less than its carrying amount. An impairment loss is measured as the amount by which the carrying amount of an asset or asset group exceeds its fair value. While the Company’s current and historical operating losses and negative cash flows are possible indicators of impairment, management believes that future cash flows to be generated by these assets support the carrying value of its long-lived assets and, accordingly, did not recognize any impairment losses during the years ended December 31, 2019 and 2018.
Clinical Trial Accruals
As part of the process of preparing the financial statements, the Company is required to estimate expenses resulting from obligations under contracts with vendors, clinical research organizations (CROs), consultants and under clinical site agreements relating to conducting clinical trials. The financial terms of these contracts vary and may result in payment flows that do not match the periods over which materials or services are provided under such contracts.
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

Fair Value of Purchase Rights

The fair value of the Purchase Rights issued in connection with the Private Placement were determined using a combination of a lattice model and BSM option-pricing model. The lattice model was used to determine the future value of the Company’s common stock as of the Second Closing. The BSM option-pricing model was used to determine the fair value of the warrants issued at the First Closing and Second Closing and the existing warrants subsequently canceled at the Second Closing (see discussion of the warrants canceled in Note 10- Private Placement) based on the applicable assumptions.

Leases

On January 1, 2019 (Adoption Date), the Company adopted Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (ASU No. 2016-02), as amended, using the modified retrospective approach, which provides a method for recording existing leases at adoption and does not require recasting comparative financial information. The Company also elected the package of practical expedients permitted under the transition guidance under ASU No. 2016-02, which among other things, allowed the Company to not reassess the lease classification for any existing leases, whether any expired or existing contracts are or contain leases and initial direct costs for any existing leases. The Company did not elect the hindsight practical expedient to determine the lease term for existing leases. In addition, the Company elected the additional transition method permitted under ASU No. 2018-11 (Leases (Topic 842): Targeted Improvements, under which the Company initially applied the new lease standard, Accounting Standards Codification (ASC) 842, at adoption and there was no cumulative-effect adjustment to the opening balance of retained earnings on January 1, 2019. For the comparative period presented in these consolidated financial statements, lease related disclosures continue to be in accordance with the legacy GAAP, ASC 840.

The Company determines if an arrangement is a lease or implicitly contains a lease at inception based on the lease definition, and if the lease is classified as an operating lease or finance lease in accordance with ASC 842. Operating leases are included in operating lease right-of-use (ROU) assets and operating lease liabilities in its consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date or the Adoption Date for existing leases based on the present value of lease payments over the lease term using an estimated discount rate. As the Company’s leases do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at commencement date or the Adoption Date in determining the present value of lease payments over a similar term. In determining the estimated incremental borrowing rate, the Company considered a rate obtained from its primary banker for discussion purposes of a potential collateralized loan with a term similar to the lease term, the Company’s historical borrowing capability in the market, and the Company’s costs incurred for underwriting discounts and financing costs in its previous equity financing. The ROU assets also include any lease payments made and exclude lease incentives. For operating leases, lease expense is recognized on a straight-line basis over the lease term. Lease and non-lease components within a contract are generally accounted for separately.

Operating lease ROU assets and lease liabilities were both $0.2 million at December 31, 2019. Adoption of the new standard did not materially impact the Company’s consolidated statement of operations and cash flows. See Note 6 - Commitments and Contingencies for more detail discussions on leases and financial statements information under ASC 842.
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
Stock-based Compensation
Stock-based compensation expense for stock options issued to employees, nonemployee directors and consultants is measured based on estimating the fair value of each stock option on the date of grant using the BSM option-pricing model.
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

Fair Value of Stock Options
The fair value of stock options and the re-measurement of the Company's consultant stock options were determined using the BSM option-pricing model based on the applicable assumptions, which includes the exercise price of warrants, time to expiration, expected volatility of our peer group, risk-free interest rate and expected dividend.

Forfeitures
The Company records forfeitures when they occur.
Performance-based Awards
For performance-based restricted stock awards (RSAs) (i) the fair value of the award is determined on the grant date, (ii) the Company assesses the probability of the individual milestone under the award being achieved and (iii) the fair value of the shares subject to the milestone is expensed over the implicit service period commencing once management believes the performance criteria is probable of being met. If the Performance-based RSAs are modified, the Company applies the share-based payment modification accounting in accordance with ASC 718.
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
Net Loss Per Share
Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, potentially dilutive securities are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and therefore, basic and diluted net loss per share were the same for all periods presented. Potentially dilutive securities excluded from the calculation of diluted net loss per share are summarized in the table below. For the year ended December 31, 2018, the shares in the table also included 1,013,375 shares of options granted out of the share reserve increase approved by the board of directors under the Amended and Restated 2014 Plan (as defined below) on November 28, 2018, and were subject to the Company obtaining the requisite stockholder approval (the Contingent Options) at the 2019 annual meeting. Such stockholder approval was obtained on June 5, 2019.

	Years Ended December 31,
	2019	2018
Unvested restricted common stock subject to repurchase	110,000	—
Unvested restricted stock units	81,667	—
Common stock to be purchased under the 2019 ESPP	49,793	—
Options to purchase common stock	6,419,383	5,767,627
Warrants to purchase common stock	5,305,377	4,775,886
Total	11,966,220	10,543,513

Recently Adopted Accounting Pronouncements

The Company qualifies as an “emerging growth company” (EGC) pursuant to the provisions of the Jumpstart Our Business Startups (JOBS) Act from the fiscal year 2014 to 2019. Section 7(a)(2)(B) of the Securities Act of 1933, as amended, permits EGCs to defer compliance with new or revised accounting standards until non-issuers are required to comply with such standards. However, the Company elected not to take advantage of the extended transition period for implementation of new or revised financial accounting standards, and as a result, the Company will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

As described above, on January 1, 2019, the Company adopted ASU No. 2016-02, as amended, applying the practical expedients as a package allowed under the transition guidance.

Recently Issued Accounting Pronouncements — Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU No. 2016-13), which requires credit losses relating to held-to maturity debt securities should be recorded through an allowance for credit losses. ASU No. 2016-13 was effective for the Company on January 1, 2020. The Company does not expect the adoption of this new standard to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) (ASU No. 2018-13), which removes, modifies and adds certain disclosure requirements on fair value measurements in Topic 820. ASU No. 2018-13 was effective for the Company on January 1, 2020. The Company does not expect the adoption of this new standard to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other (Topic 350): Internal-Use Software (ASU No. 2018-15), which requires capitalizing implementation costs incurred to develop or obtain internal-use software in a cloud computing arrangement that is a service contract. ASU No. 2018-15 was effective for the Company on January 1, 2020. The Company does not expect the adoption of this new standard to have a material impact on its consolidated financial statements.

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

•	Converted 80 shares of Private Evofem’s redeemable convertible preferred stock (Series D) into 6,878,989 shares of the Company's common stock, including:

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

4.    Balance Sheet Details

Short-term Investments

Short-term investments consist of held-to-maturity securities that will be due in one year or less. The following table illustrates the held-to-maturity securities’ amortized costs at purchase and the fair value at December 31, 2019 (in thousands):

	Amortized Cost Basis	Gross Unrealized Gains	Fair Value
Fixed income debt securities	$8,233	$42	$8,275
Total held-to-maturity securities	$8,233	$42	$8,275

Prepaid and Other Current Assets
Prepaid and other current assets consist of the following (in thousands):

	Years Ended December 31,
	2019	2018
Flex note receivable (1)	$250	$250
Insurance	481	199
Marketing related costs	491	—
Other receivables	436	—
Other	655	268
Total	$2,313	$717
_______________________
(1) In June 2016, Private Evofem’s board of directors committed to a plan to sell its Softcup line of business (Softcup) and re-direct its available cash resources to further develop Phexxi. In July 2016, the Company entered into an Asset Purchase Agreement with The Flex Company (Flex), whereby Flex would acquire certain assets and assume certain liabilities associated with Softcup. Total consideration for the Softcup sale was $1.9 million, with $0.6 million received in cash at closing and the remaining $1.3 million due and payable under a note in favor of the Company (the Flex Note) through January 1, 2021 (the Maturity Date). The Flex Note bears simple interest at a rate of 5.0% per annum on the remaining principal amount outstanding. An annual principal payment of approximately $0.3 million and the annual accrued and unpaid interest are payable each January 1, beginning in 2017 through the Maturity Date.

The Flex Note is secured by the Softcup assets and has been recorded at present value. The Company’s incremental borrowing rate and the stated interest rate of the Flex Note are materially consistent.
Property and Equipment, Net
Property and equipment, net, consists of the following (in thousands):

		Years Ended December 31,
	Useful Life	2019	2018
Research equipment	5 years	$608	$639
Computer equipment and software	3 years	13	13
Office furniture	5 years	205	205
Leasehold improvements	5 years or less	340	340
Construction in-process	—	77	—
		1,243	1,197
Less: accumulated depreciation		(849)	(604)
Total, net		$394	$593
Depreciation expense was $0.3 million for both the years ended December 31, 2019 and 2018.
Other Noncurrent Assets
Other noncurrent assets consist of the following (in thousands):

	Years Ended December 31,
	2019	2018
Flex note receivable, net of current portion	$250	$500
Prepaid Directors & Officers insurance	320	439
Restricted cash included in noncurrent assets	$750	$—
Total	$1,320	$939
Note Payable
On December 5, 2018, the Company entered into a promissory note with its clinical research organization for AMPOWER, where the Company agreed to pay invoiced amounts totaling approximately $4.0 million for clinical trial related services and had a due date of February 15, 2019 (CRO Note). Any matured and unpaid amounts pursuant to this CRO Note bear an annual interest rate of the lesser of 1% per month or the maximum amount permitted by the Laws of the State of Massachusetts.
In late February 2019, the Company amended the CRO Note, which extended the due date to April 15, 2019. In April 2019, the Company paid the CRO Note in full.

Accrued Expenses
Accrued expenses consist of the following (in thousands):

	Years Ended December 31,
	2019	2018
Clinical studies	$585	$9,153
Sublicense fees	—	1,117
Accrued interest on unpaid sublicense fees	—	174
Legal and other professional fees	1,652	549
Other	547	520
Total	$2,784	$11,513

5.    Fair Value of Financial Instruments
The fair values of the Company’s assets, including the money market funds, investments in marketable fixed income debt securities classified as cash and cash equivalents, investments in marketable fixed income debt securities classified as held-to-maturity and Flex Note receivable, measured on a recurring basis are summarized in the following tables, as applicable (in thousands):

	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	7,064	7,064	—	—
Fixed income debt securities classified as cash and cash equivalents	6,749	—	6,749	—
Fixed income debt securities classified as short-term investments	8,275	—	8,275	—
Flex note receivable	500	—	500	—
Total assets	$22,588	$7,064	$15,524	$—

	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds (1)	$154	$154	$—	$—
Flex note receivable	750	—	750	—
Total assets (liabilities)	$904	$154	$750	$—
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

The following table summarizes the changes in Level 3 financial liabilities measured at fair value on a recurring basis for the year ended December 31, 2019 and 2018 (in thousands).

Warrant Liability
Balance at December 31, 2018	$—
Initial warrant liability at issuance	3,611
Change in fair value of warrants	3,315
Reclassification from warrant liability to equity	(6,926)
Balance at December 31, 2019	$—

Purchase Rights Liability
Balance at December 31, 2018	$—
Initial purchase rights liability at issuance	3,183
Change in fair value of purchase rights	19,617
Reclassification from purchase rights liability to equity	(22,800)
Balance at December 31, 2019	$—

Series D 2X Liquidation Preference Liability
Balance at December 31, 2017	$79,870
Change in fair value of Series D 2X liquidation preference	130
Redemption of Series D 2X liquidation preference upon conversion of Series D	(80,000)
Balance at December 31, 2018	$—
First Closing Warrants

The fair value of the First Closing Warrants issued in April 2019 in connection with the Private Placement and the change in fair value of warrants as a result of mark-to-market were determined using the Black-Scholes-Merton (BSM) option-pricing model based on the following weighted-average assumptions for the period indicated.

Year Ended December 31, 2019
Expected volatility	75.0%
Risk-free interest rate	2.2%
Expected dividend yield	—%
Expected term (years)	6.9
Series D 2X Liquidation Preference
As described in the Note 2- Summary of Significant Accounting Policies, under the terms of the Series D issued, in a liquidation transaction Private Evofem’s Series D participated, prior and in preference to the other series of convertible preferred stock and common stock, at a rate of two times its initial investment, plus accrued and unpaid dividends (the Series D 2X Liquidation Preference). The Company determined the Series D 2X Liquidation Preference represented an embedded derivative, which required bifurcation and separate liability accounting and was initially recorded at fair value. See the Series D Redeemable Convertible Preferred Stock discussion in Note 8 — Convertible Preferred Stock for the terms of the Series D.
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
The change in fair value of the Series D 2X liquidation preference for the years ended December 31, 2018 was $0.1 million. There was no such change for the year ended December 31, 2019 as the Series D was converted into common stock in connection with the Merger.

6.    Commitments and Contingencies
Operating Leases
2015 Lease

Effective January 30, 2015, Private Evofem entered into a sublease for office space under a noncancelable lease agreement that expires in March 2020 (the 2015 Lease), which is the Company's primary office space. The sublease provides for two renewal periods of five years each, but the sub-lessor is not expected to renew its lease. In lieu of paying a security deposit directly to the sub-lessor, the Company maintains a time deposit in favor of the sub-lessor (the Deposit), which is included in restricted cash in the consolidated balance sheets. During months 13 through 58 of the 2015 Lease term, subject to certain restrictions, approximately $5,000 of the Deposit may be released each month through November 2019 and approximately $66,000 of the Deposit may be released each month between December 2019 and March 2020. As of December 31, 2019 and 2018, restricted cash maintained as collateral for the Company’s Deposit was $0.3 million for both periods.

Concurrent with the execution of the 2015 Lease, Private Evofem entered into a sublease with WomanCare Global Trading, Inc. (WCGT) whereby WCGT agreed to sublease approximately 25% (subject to annual adjustment), as amended, of the Company’s primary office space aforementioned (the WCG Sublease). The Company remains the primary obligor under the WCG Sublease and records all sublease income as a reduction of rent expense in the consolidated statements of operations. WCGT paid an initial security deposit of approximately $0.3 million (the WCG Security Deposit). Effective April 1, 2018, the WCG Sublease was reassigned from WCGT to WCG Cares, whereby WCG Cares agreed to pay the Company 20% of the overall lease payment under the 2015 Lease. All terms and conditions remain the same as the original WCG Sublease. The remaining WCG Security Deposit totaled approximately $0.2 million was repaid to WCGT in June 2018. The Company terminated the WCG Sublease in the fourth quarter of 2018. There were no sublease payments received pursuant to the WCG Sublease during the year ended December 31, 2019, and $0.1 million during the year ended December 31, 2018.

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

Supplemental Financial Statement Information

Lease Assets and Liabilities (in thousands)	December 31, 2019
Operating right-of-use assets	$160
Operating lease liabilities	197

		Year Ended December 31,
Lease Cost (in thousands)	Classification	2019	2018
Operating lease expense	Research and development	$307	$191
Operating lease expense	General and administrative	430	$387
Total		$737	$578

Lease Term and Discount Rate	December 31, 2019
Weighted Average Remaining Lease Term (in years)	0.25
Weighted Average Discount Rate	12%

Maturity of Operating Lease Liabilities (in thousands)	December 31, 2019
Year ending December 31, 2020	$201
Less: imputed interest	(4)
Total	$197

Maturity of Operating Lease Liabilities under the 2015 Lease (in thousands)	December 31, 2018
Year ending December 31, 2019	$777
Year ending December 31, 2020	201
Total	$978

Other information (in thousands)	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows in operating leases	$834

Other Contractual Commitments
In November 2019, the Company entered into a Supply and Manufacturing Agreement with a third party to manufacture Phexxi and potential other product candidates in accordance with all applicable current good manufacturing practices (cGMP) regulations, pursuant to which the Company has certain contractual commitments commencing 2020.

Contingencies
From time to time the Company may be involved in various lawsuits, legal proceedings or claims that arise in the ordinary course of business. There were no claims or actions pending against the Company as of December 31, 2019 and 2018, which management believes would have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.
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
In October 2015, the Company entered into separate sublicense agreements (the Sublicenses) with WomanCare Global Trading CIC (WCGCIC) for a contraceptive vaginal ring for an aggregated consideration of (i) payments or potential payments to the licensor of (a) an upfront payment of $10.0 million, (b) potential regulatory and commercial milestone payments up to $32.0 million, (c) potential royalty payments on net product sales and (d) potential royalty payments on net sales of an equivalent generic product and (ii) $5.0 million in annual sublicense fees through October 1, 2019 to WCGCIC.

During the first quarter of 2019, the Sublicenses were reassigned to WCG Cares, upon which, the unpaid sublicense fees ceased accruing interest and all accrued sublicense fees and interest expense of $1.3 million were transferred and became payable to WCG Cares. During the year ended December 31, 2019, the Company and WCG Cares entered into a settlement agreement, whereby the Company paid $1.0 million to WCG Cares to settle the entire outstanding balance. The Company recorded the difference of $0.3 million as a concession recorded within other income (expense) in its consolidated statement of operations. As of December 31, 2018, the Company had accrued sublicense fees and accrued interest expense on unpaid sublicense fees of approximately $1.1 million and $0.2 million, respectively, which were included in the consolidated balance sheets. No such amounts were outstanding as of December 31, 2019 due to the settlement. See Note 7 – Related-party Transactions for a summary of the Company’s transactions with WCGCIC, WomanCare Global International, a non-profit organization registered in England and Wales (WCGI) and related entities, and WCG Cares.

7.    Related-party Transactions
Consulting Agreements
Effective April 1, 2016, Private Evofem entered into a one-year consulting agreement (the 2016 Consulting Agreement) with Thomas Lynch, the chairman of the Company’s board of directors. Pursuant to the 2016 Consulting Agreement, Mr. Lynch provided consulting services with respect to investor relations and business development activities as requested from time to time. Pursuant to the 2016 Consulting Agreement, Mr. Lynch (i) received compensation of approximately $0.4 million, including $0.1 million related to his board services, (ii) received a stock option for the purchase of 3,850 shares of common stock with an exercise price of $46.36 per share, which vest over a one-year period through March 1, 2017 and (iii) was issued a restricted stock unit (RSU) for the rights to 2,566 shares of common stock. Upon the closing of the Merger, Mr. Lynch agreed to cancel unvested RSU received pursuant to the 2016 Consulting Agreement. See Restricted Stock Units discussion in Note 12 — Stock-based Compensation for the accounting treatment for Mr. Lynch’s RSU granted in 2016. On July 2, 2018, under the Amended and Restated 2014 Plan (as defined below), the Company issued 75,000 RSU to Mr. Lynch in consideration for certain consulting services provided to the Company in connection with the 2016 Consulting Agreement. The RSU fully vested on the grant date.
In August 2017, Private Evofem and Mr. Lynch entered into a two-year consulting agreement (the 2017 Consulting Agreement), which was effective as of April 1, 2017. The 2017 Consulting Agreement expired in accordance with its terms on March 31, 2019. This 2017 Consulting Agreement provided for (i) annual compensation of $0.4 million, including $0.1 million related to his board services and (ii) a stock option for the purchase of 6,416 shares of common stock that was to vest quarterly through March 31, 2018, which remained unissued at the time of the Merger. On March 12, 2018, the Company issued a stock option for the purchase of 225,000 shares of the Company's common stock with an exercise price of $7.29 per share in lieu of the unissued stock option pursuant to the 2017 Consulting Agreement, of which 125,000 vested on the grant date and the remaining shares vested in a series of twelve successive equal monthly installments upon completion of each additional month of service measured from April 1, 2018. The option was awarded in connection with Mr. Lynch's consulting services for the Company for the fiscal years 2016 to 2018. On July 31, 2018, the Company issued additional stock options for the purchase of 85,500 shares of the Company's common stock with an exercise price of $2.10 per share pursuant to the 2017 Consulting Agreement, which will vest in a series of 36 successive equal monthly installments upon completion of each additional month of service measured from the grant date. In addition, on July 31, 2018, the Compensation Committee, with the authorization of the board of directors, approved a one-time, discretionary cash bonus award to Mr. Lynch in the amount of $50,000.

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
Consulting fees incurred under the 2017 and 2019 Consulting Agreements were approximately $0.6 million and $0.3 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, accrued compensation, excluding board fees, owed to Mr. Lynch was $0.4 million and $0.1 million, respectively.
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
Effective January 2016, Private Evofem and WCGI entered into a shared-services agreement (SSA), which replaced the prior service agreement. Under the terms of the SSA, Private Evofem and WCGI cross charge the other company’s services provided by each entity on behalf of the other. The SSA also allows for netting of due to and due from shared-services fees. In July 2019, the SSA was terminated. Services provided under the SSA on behalf of WCGI totaled approximately $0.1 million for the year ended December 31, 2018. Such amounts were immaterial for the year ended December 31, 2019. As of December 31, 2019 and 2018, net shared-services due to the Company was minimal for both periods.

The following table summarizes receivables and payables related to the Company’s transactions with WCGI related entities for the periods indicated (in thousands). All accrued sublicense fees and interest expense related to the Sublicenses as of December 31, 2018 became payable to WCG Cares during the first quarter of 2019.

	December 31, 2019	December 31, 2018
Receivables	$—	$3
Payables	$—	$1,291

	Years Ended December 31,
	2019	2018
Payments	$—	$883
Expenses	$—	$98
Transactions with WCG Cares
In 2013, WCG Cares, a 501(c)(3) nonprofit organization, was incorporated under the laws of the State of California. Its primary purpose is to directly engage in and/or fund the development and implementation of programs that promote reproductive health, education, research and increased access to high-quality, innovative and affordable reproductive healthcare and healthcare products around the world. Ms. Pelletier served as the CEO and President of WCG Cares from 2013 to November 2017. She was a member of its board from November 2017 to March 1, 2020, and also served as chair of its board of directors from November 2017 to May 2018. Additionally, Mr. Justin J. File served as WCG Cares' Chief Financial Officer from November 2017 to May 2018. Dr. Kelly Culwell served as WCG Cares' Chief Medical Officer from November 2017 to December 2018. Dr. Culwell also was appointed to its board of directors in January 2019 with a term of three years until December 31, 2021. See shared-services agreement discussion below.

The Company agreed to be a corporate sponsor of WCG Cares’ U.S. education campaign, the Tryst Network, which officially launched in February 2018. The Company paid WCG Cares a one-time payment of $0.3 million in March 2018 in connection with this corporate sponsorship of the Tryst Network. During the second quarter of 2018, the Company ceased its corporate sponsorship of the Tryst Network.

In March 2018, the Company and WCG Cares entered into a shared-services agreement (the Cares Shared Services Agreement). Under the terms of the Cares Shared Services Agreement, the Company and WCG Cares cross charged services provided by each entity (or its subsidiaries) on behalf of the other. The Cares Shared Services Agreement also allowed for netting of due to and due from shared-services fees. In July 2019, the Company provided a notice of termination to WCG Cares to terminate the Cares Shared Services Agreement effective September 2019. Services provided under the Cares Shared Services on behalf of WCG Cares were immaterial for the year ended December 31, 2019 and approximately $0.1 million for the year ended December 31, 2018. As of December 31, 2019 and December 31, 2018, net shared-services due to the Company was minimal for both periods.

The following table summarizes payments and expenses related to the Company’s transactions with WCG Cares for the periods indicated (in thousands). There were no receivables or payables at December 31, 2019, and were immaterial at December 2018.

	Years Ended December 31,
	2019	2018
Payments	$1,000	$302
Expenses	$—	$127

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

8.    Convertible Preferred Stock
Immediately prior to the Merger, as described in Note 1- Description of Business and Basis of Presentation, each share of Private Evofem’s capital stock (other than Private Evofem’s Series D), including its Series A convertible preferred stock, Series B convertible preferred stock, Series C-1 convertible preferred stock and Series C convertible preferred stock was converted into shares of the Company's common stock on a one-for-one basis effecting the Exchange Ratio and the Reverse Stock Split for an aggregate of 1,027,079 shares. In addition, each share of Private Evofem’s Series D was converted into approximately 85,987 shares of the Company's common stock for an aggregate of 6,878,989 shares. As of December 31, 2019 and 2018, no shares of convertible preferred stock were issued and outstanding.
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

The Company determined that the WIM Warrants are free standing financial instruments and classified as equity in accordance with ASC 480— Distinguish Liabilities from Equity. To determine the fair value of the WIM Warrants, the Company utilized the BSM option-pricing model, where the warrants' exercise price was determined based on a Monte Carlo simulation. The valuations resulted in a concluded fair value of the WIM Warrants of $14.1 million as of January 18, 2018, which was recorded as additional paid-in capital in the consolidated balance sheet.

On February 5, 2019, the Company entered into letter agreements (the Repricing Letter Agreements) with WIM and certain other holders of outstanding warrants to purchase common stock of the Company by exercising certain outstanding warrants. Upon execution of the Repricing Letter Agreements, investment funds affiliated with WIM exercised certain WIM Warrants to purchase an aggregate of 1,525,000 shares of common stock at a reduced exercise price of $2.64 per share. The Company determined that the incremental fair value as a result of the modification to these WIM Warrants from change of the exercise price was approximately $1.4 million, which was recorded as change in fair value of warrants in the consolidated statement of operations for the year ended December 31, 2019.

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
In February 2019, per the terms of the Repricing Letter Agreements, certain holders of common warrants issued in the Offering exercised their common warrants to purchase an aggregate of 851,062 shares of common stock at a reduced exercise price of $2.64 per share. The Company determined that the incremental fair value as a result of the modification to these common warrants issued in the Offering from change of the exercise price was $0.5 million, which was recorded as change in fair value of warrants in the consolidated statement of operations for the year ended December 31, 2019.

During 2019, all pre-funded warrants to purchase 1,063,829 shares of common stock were exercised on a cashless basis, and as a result, the Company issued 1,062,004 shares of common stock. Additionally, common warrants to purchase 64 shares of common stock were exercised, from which the total cash received was immaterial.

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

The second closing was completed on June 10, 2019 (the Second Closing), pursuant to which the Company issued and sold to PDL, Invesco and WIM (i) 6,666,667, 2,222,222 and 2,222,223 shares of its common stock (including one unit share associated with the common warrants issued to WIM), respectively and (ii) warrants to purchase up to 1,666,667, 555,556 and 555,556 shares of common stock (the Second Closing Warrants), respectively, for an aggregate purchase price of $50 million. Shares of common stock issued to WIM included one voting share issued in connection with the issuance of its warrants.

The Company’s stockholders approved the Private Placement at its 2019 Annual Meeting of Stockholders held on June 5, 2019 (the Approval Date).

The warrants have a seven (7) year term and will become exercisable at any time on or after the date that is six (6) months following their respective issuance dates. The Company determined the First Closing Warrants were free standing financial instruments and liability classified in accordance with ASC 480- Distinguish Liabilities from Equity (ASC 480) due to the requirement to obtain stockholder approval pursuant to Nasdaq Listing Rule 5635(b). The Company utilized the BSM option-pricing model to calculate the fair value of warrants at issuance and on the Approval Date for the First Closing Warrants, and recorded the following in the consolidated financial statements: (i) $3.6 million warrant liability at issuance; (ii) $3.3 million change in fair value of warrants in the consolidated statement of operations as a result of mark-to-market on the Approval Date; and (iii) $6.9 million reclassification from warrant liability to additional paid-in capital in the consolidated balance sheet on the Approval Date.

The Second Closing Warrants were determined to be free standing financial instruments and equity classified in accordance with ASC 815- Derivatives and Hedging (ASC 815). The Company utilized the BSM option-pricing model to calculate the fair value of warrants at issuance and recorded an estimated fair value of $12.7 million as additional paid-in capital in the consolidated balance sheet.

The Company also determined the Purchase Rights were free standing financial instruments and liability classified in accordance with ASC 480 due to the stockholder approval provision noted above. As described in Note 5- Fair Value Financial Instruments, the Company utilized a combination of a lattice model and a BSM option-pricing model to calculate the fair value of the Purchase Rights at issuance and on the Approval Date. The Company recorded the following in the consolidated financial statements: (i) $3.2 million purchase rights liability at issuance for the Purchase Rights provided to PDL; (i) $0.7 million loss on issuance of purchase rights at issuance in the consolidated statement of operations for the Purchase Rights provided to Invesco and WIM; (iii) $19.6 million change in fair value of purchase rights in the consolidated statement of operations as a result of mark-to-market on the Approval Date; and (iii) $22.8 million reclassification from purchase rights liability to additional paid-in capital in the consolidated balance sheet on the Approval Date.

Upon completion of the First and Second Closing, the Company received proceeds of approximately $28.2 million and $47.2 million, net of $1.8 million and $2.8 million in advisory fees to financial advisors, respectively, and used these proceeds for clinical research and development purposes, including resubmission of the Phexxi New Drug Application (NDA) to the FDA, pre-commercialization activities, and for general corporate purposes.

Additionally, upon completion of the Second Closing, the remaining WIM Warrants and all issued Reload Warrants to purchase up to 475,000 and 1,188,029 shares of common stock, respectively, were canceled. See Note 11- Stockholders' Equity (Deficit) for additional details on the Reload Warrants. The Company included such cancellation in valuing the Purchase Rights described above.

11.    Stockholders' Equity (Deficit)

Warrants

As referenced in Note 8- Convertible Preferred Stock and Note 9- Public Offering, common warrants to purchase an aggregate of 2,376,062 shares of common stock were exercised at an exercise price of $2.64 per share in February 2019 per the Repricing Letter Agreements, and common warrants to purchase 64 shares of common stock were exercised at an exercise price of $7.50 per share in August 2019. The Company received gross proceeds of approximately $6.3 million from these exercises. In addition, as referenced in Note 9- Pubic Offering, all pre-funded warrants issued during the Public Offering were exercised on a cashless basis during the year ended December 31, 2019.

On February 8, 2019 and per the terms of the Repricing Letter Agreements, the Company issued warrants to purchase up to 1,188,029 shares of the Company’s common stock (Reload Warrants) to the holders party to the Repricing Letter Agreements, at an exercise price of $5.20 per share. The Company determined the Reload Warrants were free standing financial instruments and equity classified in accordance with ASC 480— Distinguish Liabilities from Equity. Since these Reload Warrants were issued in addition to the reduced exercise price to induce Holders of WIM Warrants and common warrants to exercise their warrants, the Company determined the fair value of the Reload Warrants was also the incremental fair value as a result of the modification to the WIM warrants and common warrants exercised. To determine the fair value of the Reload Warrants, the Company utilized the BSM option-pricing model, which resulted in an estimated fair value of the Reload Warrants of $2.5 million, which was recorded as additional paid-in capital in the consolidated balance sheet and change in fair value of warrants in the consolidated statement of operations. Upon completion of the Second Closing of the Private Placement as discussed in Note 10- Private Placement, all Reload Warrants were canceled.

In addition, as referenced in Note 10- Private Placement, warrants to purchase an aggregate of 4,444,446 were issued in connection with the Private Placement at an exercise price of $6.38 per share in April and June 2019.

As of December 31, 2019, warrants to purchase approximately 5,305,377 shares of the Company's common stock remain outstanding at a weighted average exercise price of $6.60 per share. These warrants are summarized below:

Type of Warrants	Underlying Common Stock to be Purchased	Exercise Price	Issue Date	Exercise Period
Common Warrants	2,020	$67.71	January 25, 2010	January 25, 2010- February 25, 2020
Common Warrants	878	$51.24	March 30, 2012	March 30, 2012 to March 30, 2022
Common Warrants	1,171	$51.24	August 17, 2012	August 17, 2012 to July 17, 2022
Common Warrants	7,806	$3.69	June 11, 2014	June 11, 2014 to June 11, 2024
Common Warrants	848,874	$7.50	May 24, 2018	May 24, 2018 to May 24 2025
Common Warrants	182	$7.50	June 26, 2018	June 26, 2018 to June 26, 2025
Common Warrants	1,666,667	$6.38	April 11, 2019	October 11, 2019 to April 11, 2026
Common Warrants	2,777,779	$6.38	June 10, 2019	December 10, 2019 to June 10, 2026
Total	5,305,377

Common Stock
Effective January 17, 2018 and in connection with the Merger, the Company amended and restated its certificate of incorporation, under which the Company is currently authorized to issue up to 300,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of preferred stock, $0.0001 par value per share.

During the year ended December 31, 2019, the Company issued an aggregate of 3,438,133 shares of common stock upon the exercise of outstanding pre-funded and common warrants, 17,777,779 shares of common stock in connection with the Private Placement as discussed in Note 10- Private Placement, 515,019 shares of common stock under the at the market program as discussed below, 768,072 shares of common stock upon grant of RSAs, vesting of RSUs and the exercise of stock options pursuant to the Amended and Restated 2014 Plan (as defined below), and 40,335 shares of common stock pursuant to the employee stock purchase plan as discussed in Note 12 - Stock-based Compensation.

At the Market (ATM) Program

On December 1, 2015, the Company entered into a Controlled Equity Offering Sales Agreement (Sales Agreement) with Cantor Fitzgerald & Co. (Cantor Fitzgerald) as a sales agent, pursuant to which the Company may offer and sell from time to time, through Cantor Fitzgerald, shares of the Company's common stock, par value $0.0001 per share, having an aggregate offering price of up to $20.0 million. The minimum share price for this Controlled Equity Offering is selected at the discretion of the Company’s board of directors. This ATM program expired in early December 2018 and no shares of common stock have been sold pursuant to this Sales Agreement during 2018.

In November 2019, the Company entered into an equity distribution agreement with Piper Sandler & Co. (Piper Sandler), pursuant to which the Company may offer and sell shares of its common stock in ATM offerings (as defined in Rule 415 of the Securities Act) having an aggregate offering price up to $50 million in gross proceeds from time to time through Piper Sandler acting as sales agent. During the year ended December 31, 2019, we received proceeds of approximately $3.3 million (including $3.0 million in cash and cash equivalents and $0.3 million in other receivable), net of commissions, from the sale of 515,019 shares of its common stock.

Common Stock Reserved for Future Issuance
Common stock reserved for future issuance is as follows in common equivalent shares as of December 31, 2019:

Common stock issuable upon the exercise of stock options outstanding	6,419,383
Common stock issuable upon release of restricted stock units	81,667
Common stock issuable upon the exercise of common stock warrants	5,305,377
Common stock available for future issuance under the 2019 ESPP	459,665
Common stock available for future issuance under the Amended and Restated 2014 Plan	327,930
Common stock available for future issuance under the Inducement Plan	156,000
Total common stock reserved for future issuance	12,750,022

12. Stock-based Compensation

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

On September 15, 2014, Neothetics' board of directors adopted, and stockholders approved, the 2014 Equity Incentive Plan (the 2014 Plan). In May 2018, the Company's board of directors adopted and stockholder approved, the amendment and restatement of the 2014 Plan of the Company (the Amended and Restated 2014 Plan), that, among other things, increased the number of authorized shares under the 2014 Plan from 749,305 to an aggregate of 5,300,000 shares. On November 28, 2018, the Company's board of directors approved, subject to stockholder approval, and recommended its stockholders approve at the 2019 Annual Meeting, an additional 2,500,000 authorized shares reserved for issuance under the Amended and Restated 2014 Plan to an aggregate of 7,800,000 shares. Such approval was obtained at the 2019 Annual Meeting held on June 5, 2019. Per the terms of the Amended and Restated 2014 Plan, the shares reserved will automatically increase on each January 1 through 2024, by an amount equal to the smaller of (1) 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31; or (2) an amount determined by our board of directors. This provision resulted in an additional 1,925,515 shares (Evergreen Shares) added to the total number of authorized shares on January 1, 2020. As of December 31, 2019, there were 327,930 shares available to grant under the Amended and Restated 2014 Plan.

On July 24, 2018, upon the recommendation by the Compensation Committee, the board of directors adopted the Evofem Biosciences, Inc. 2018 Inducement Equity Incentive Plan (the Inducement Plan), pursuant to which the Company reserved 250,000 shares for the issuance of equity awards under the Inducement Plan. The only persons eligible to receive awards under the Inducement Plan are individuals who satisfy the standards for inducement grant recipients under Nasdaq Marketplace Rule 5635(c)(4), generally, a person not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to the individual's entering into employment with the Company. As of December 31, 2019, there were 156,000 shares available to grant under the Inducement Plan.
The following table summarizes stock-based compensation expense related to stock options, RSAs and RSUs granted to employees and nonemployees included in the consolidated statements of operations as follows (in thousands):

	Years Ended December 31,
	2019	2018
Research and development	$1,131	$3,193
General and administrative	7,448	14,649
Total	$8,579	$17,842
Stock Options

The following table summarizes share option activity for the year ended December 31, 2019:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2018	5,767,627	$7.00	9.01	3,211
Granted	946,000	$5.27
Exercised	(47,739)	$3.82
Forfeited	(246,505)	$9.17
Outstanding as of December 31, 2019	6,419,383	$6.68	8.44	$8,336
Options vested and expected to vest as of December 31, 2019	6,419,383	6.68	8.44	8,336
Options exercisable as of December 31, 2019	4,137,561	$8.11	8.13	$3,251

The following table summarizes certain information regarding stock options for the years ended December 31, 2019 and 2018 (in thousands, except per share data):

	2019	2018
Weighted average grant date fair value per share of options granted during the period	$3.50	$3.99
Fair value per share of options vested during the period	$3.94	$4.58
Cash received from options exercised during the period	$95	$42
Intrinsic value of options exercised during the period	$133	$12

The Company recognized $5.6 million and $14.7 million stock-based compensation expense related to stock options for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, unrecognized stock-based compensation expense for employees and non-employee stock options was approximately $7.1 million, which the Company expects to recognize over a weighted-average remaining period of 2.0 years, assuming all unvested options become fully vested.
Summary of Assumptions
The fair value of stock-based compensation for stock options granted to employees and nonemployees was estimated on the date of grant using the BSM option-pricing model based on the following weighted-average assumptions for options granted for the periods indicated.

	Years Ended December 31,
	2019	2018
Expected volatility	76.3%	87.0%
Risk-free interest rate	1.8%	2.9%
Expected dividend yield	—%	—%
Expected term (years)	5.9	5.5
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
Restricted Stock Awards and Units
The following table summarizes RSAs and RSUs activity for the year ended December 31, 2019:

	Shares (RSAs)	Weighted Average Fair Value per Share	Shares (RSUs)	Weighted Average Fair Value per Share
Unvested as of December 31, 2018	45,000	$2.46	—	$—
Granted	641,000	$4.15	161,000	$3.66
Canceled	—	$—	—	$—
Released	(576,000)	$3.87	(79,333)	$3.58
Unvested as of December 31, 2019	110,000	$4.91	81,667	$3.87
In September 2016, under the 2012 Equity Incentive Plan, Private Evofem issued an aggregate of 122,149 shares of restricted stock to members of management (the Management RSAs) with vesting terms subject to the completion of an initial public offering (IPO) by Private Evofem. In October 2016, as previously described in Note 7 — Related-party Transactions, Private Evofem issued a RSU for the right to 2,566 shares of common stock to the chairman of the Company’s board of directors (the Chairman RSUs). Upon closing of the Merger, as described in Note 1 – Description of Business and Basis of Presentation, the members of management and the chairman of the board of directors agreed to cancel their RSAs and RSUs. As a result, all 122,149 shares of unvested Management RSAs and 2,566 shares of unvested Chairman RSUs were canceled in January 2018, and there was no unrecognized stock-based compensation expense related to the canceled Management RSAs and Chairman RSUs.
There were 641,000 shares and 1,230,399 shares of RSAs granted under the Amended and Restated 2014 Plan during the years ended December 31, 2019 and 2018, respectively, to its executive management team and certain non-executive employees. Of the total RSAs granted during the year ended December 31, 2019, 460,500 shares vested in accordance with the Company’s achievement of certain performance milestones in 2019 (Performance-based RSAs). There were 161,000 shares and 75,000 shares of RSUs granted during the years ended December 31, 2019 and 2018, respectively to the chairman of the Company’s board of directors and certain non-employee consultants.
For the Performance-based RSAs, (i) the fair value of the award is determined on the grant date, (ii) the Company assesses the probability of the individual milestone under the award being achieved and (iii) the fair value of the shares subject to the milestone is expensed over the implicit service period commencing once management believes the performance criteria is probable of being met. If the Performance-based RSAs are modified, the Company applies the share-based payment modification accounting in accordance with ASC 718. The non-performance based RSAs and RSUs are valued at the fair value of the Company's common stock on the grant date and the associated expenses will be recognized over the vesting period.
The Company recognized $2.9 million and $3.2 million stock-based compensation expense related to RSAs and RSUs for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, unrecognized stock-based compensation expense related to the unvested RSAs and RSUs was approximately $0.6 million, which the Company expects to recognize over a weighted-average remaining period of 1.1 year.

Employee Stock Purchase Plan

In November 2014, Neothetics adopted the 2014 Employee Stock Purchase Plan (the 2014 ESPP), which enables eligible employees to purchase shares of its common stock using their after-tax payroll deductions of up to 15% of their eligible compensation, subject to certain restrictions.

The 2014 ESPP initially authorized the issuance of 28,333 shares of common stock pursuant to purchase rights granted to employees. The number of shares of common stock reserved for issuance automatically increased on January 1, 2015 and was subject to increase on each January 1 thereafter through January 1, 2024, by the smaller of (a) 1.0% of the total issued and outstanding shares on the preceding December 31, or (b) a number of shares determined by the board of directors of Neothetics. Therefore, an additional 258,672 shares were added to the total shares authorized under the 2014 ESPP on January 1, 2019. Following completion of the Merger, there was no enrollment in the 2014 ESPP. During the year ended December 31, 2019 and 2018, there were no shares of common stock purchased under the 2014 ESPP.

On May 7, 2019, the board of directors terminated the 2014 ESPP and approved a new 2019 Employee Stock Purchase Plan (the 2019 ESPP), which was approved by stockholders at the 2019 annual meeting held on June 5, 2019. The 2019 ESPP enables eligible full-time and part-time employees to purchase shares of the Company’s common stock through payroll deductions of between 1% and 15% of eligible compensation during an offering period. A new offering period begins approximately every June 15 and December 15. At the last business day of each offering period, the accumulated contributions made during the offering period will be used to purchase shares. The purchase price is 85% of the lesser of the fair market value of the common stock on the first or the last business day of an offering period. The maximum number of shares of common stock that may be purchased by any participant during an offering period will be equal to $25,000 divided by the fair market value of the common stock on the first business day of an offering period. The first offering period under the 2019 ESPP commenced on June 17, 2019 and ended on December 15, 2019, and the second offering period commenced on December 16, 2019 and will end on June 15, 2020. During the year ended December 31, 2019, there were 40,335 shares of common stock purchased under the 2019 ESPP.

As of December 31, 2019, there were 459,665 shares of common stock reserved and available for issuance pursuant to the 2019 ESPP. In addition, the number of shares available for issuance under the 2019 ESPP will increase on January 1 of each year in an amount equal to the lesser of (i) 1,000,000 shares, (ii) 2% of the shares of common stock outstanding on December 31, or (iii) such lesser number of shares as is determined by the board of directors. Therefore, an additional 962,757 shares were added to the total shares authorized under the 2019 ESPP on January 1, 2020. The 2019 ESPP is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code of 1986, as
amended (the Code).

The Company recognized $0.1 million stock-based compensation expense for the shares to be issued under the 2019 ESPP for the year ended December 31, 2019. As of December 31, 2019, unrecognized stock-based compensation expense was approximately $0.1 million, which the Company expects to recognize over a weighted-average remaining period of 0.5 years, assuming all unvested shares become fully vested.

The fair value of shares to be issued to employees under the 2019 ESPP is estimated using a BSM option-pricing model at the grant date, which requires the use of subjective and complex assumptions, including (a) the expected stock price volatility, (b) the calculation of the expected term of the award, (c) the risk-free interest rate and (d) the expected dividend yield. The following weighted average assumptions were used in the calculation of fair value of shares under the 2019 ESPP at the grant dates for the period indicated.

Year Ended December 31, 2019
Expected volatility	81.4%
Risk-free interest rate	1.9%
Expected dividend yield	—%
Expected term (years)	0.5

13.    Employee Benefits
The Company has a defined contribution 401(k) plan for all qualifying employees. Employees are eligible to participate in the plan beginning on the first day of the month following their three-month anniversary of employment. Under the terms of the plan, employees may make voluntary contributions as a percent of their compensation. The Company makes a safe-harbor contribution of three percent (3.0)% of each employee’s gross earnings, subject to Internal Revenue Service limitations. In the years ended December 31, 2019 and 2018, the Company made safe-harbor contributions of approximately $0.2 million and $0.1 million, respectively.

14.    Income Taxes

The Company is subject to taxation in the U.S., United Kingdom and various states jurisdictions. Tax years since Neothetics and Private Evofem's inception of 2007 and 2009, respectively, remain open to examination by the major taxing jurisdictions to which they are subject to. The Company’s consolidated pretax loss for the years ended December 31, 2019 and 2018 were generated by domestic and foreign operations as follows (in thousands):

	2019	2018
United States	$(80,029)	$(125,670)
Foreign	—	(40)
Total	$(80,029)	$(125,710)

Income tax provision for the years ended December 31, 2019 and 2018 consisted of the following (in thousands):

	2019	2018
United States	$—	$—
State	(4)	(2)
Foreign	—	—
Total current tax provision	(4)	(2)
Total deferred tax provision	—	—
Total	$(4)	$(2)

The reconciliation between the Company’s effective tax rate on loss before income tax and the statutory tax rate for the years ended December 31, 2019 and 2018 was as follows:

	2019	2018
Statutory rate	21.00%	21.00%
State income tax, net of federal benefit	0.37%	0.21%
Nondeductible expenses	(2.05)%	(0.56)%
Equity-based expenses	(0.58)%	(1.03)%
Loss on issuance of warrants	(0.18)%	(8.01)%
Change in fair value of warrants	(2.03)%	—%
Change in fiar value Purchase Rights	(5.15)%	—%
Change in fair value of Series D 2X liquidation preference	—%	(0.02)%
Return to provision	(0.26)%	0.03%
Tax credits	1.35%	1.60%
Uncertain tax positions	(0.42)%	(0.57)%
Foreign rate differential	—%	(0.01)%
Rate adjustment	—%	0.19%
Change in valuation allowance	(12.05)%	(12.83)%
Effective tax rate	—%	—%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s net deferred tax assets arising from its taxable subsidiaries consisted of the following components as of December 31, 2019 and 2018 (in thousands):

	2019	2018
Deferred tax assets:
Net loss carryforwards	$62,955	$53,933
Fixed assets and intangibles	591	672
Research and development credits	6,953	5,948
Stock-based compensation	3,367	3,905
Other	885	747
Total deferred tax assets	74,751	65,205
Deferred tax liabilities
Lease asset	(34)	—
Less: valuation allowance	(74,717)	(65,205)
Net deferred tax assets	$—	$—
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
As of December 31, 2019, the Company had net operating loss (NOL) carryforwards for federal income tax purposes of approximately $272.2 million, which will begin to expire in 2029 if not utilized. As of December 31, 2019, the Company had NOL carryforwards in various states of approximately $107.6 million. The state carryforwards have varying expiration dates beginning in 2029. The Company has foreign NOLs of $0.6 million that do not expire.
As of December 31, 2019, the Company has federal and state R&D tax credit carryforwards of approximately $7.8 million and $1.8 million, respectively. As of December 31, 2018, the Company has federal and state R&D tax credit carryforwards of approximately $6.8 million and $1.5 million, respectively. The federal R&D tax credits begin to expire in 2031, unless utilized, and the state credits do not expire.
The following table summarized the activity related to the Company’s gross unrecognized tax benefits as of December 31, 2019 and 2018 (in thousands):

	2019	2018
Balance at the beginning of the year	$2,061	$1,335
Adjustments related to prior year tax positions	—	162
Increases related to current year tax positions	352	564
Decreases due to statute of limitation expiration	—	—
Balance at end of year	$2,413	$2,061
The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits, and uncertain income tax positions must meet a more likely than not recognition threshold to be recognized. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statements of operations. There were no accrued interest and penalties associated with unrecognized tax benefits as of December 31, 2019. The Company does not anticipate a significant change in its uncertain tax benefits over the next 12 months.
Management believes it is more likely than not that all significant tax positions taken to date would be sustained by the relevant taxing authorities. Furthermore, the Company has not recognized any tax benefits to date because the Company has established a full valuation allowance for its deferred tax assets due to uncertainties as to their ultimate realization.
Pursuant to IRC Sections 382 and 383, annual use of the Company’s NOLs and R&D credit carryforwards may be limited in the event a cumulative change in ownership of more than 50.0% occurs within a three-year period. The Company has not completed an IRC Section 382/383 analysis regarding the limitation of NOLs and R&D credit carryforwards; due to the complexity and cost associated with such a study and the fact that there may be additional such ownership changes in the future. The Company does not expect this analysis to be completed within the next 12 months and as a result, the Company does not expect the unrecognized tax benefits will change within 12 months of this reporting date. Due to the existence of the valuation allowances, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate. If the Company has experienced an ownership change at any time since its formation, utilization of the NOLs or R&D tax credit carryforwards would be subject to an annual limitation under Section 382 of the IRC, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOLs or R&D tax credit carryforwards before utilization.

15. Selected Quarterly Financial Data (unaudited)
The following table contains quarterly financial information for 2019 and 2018. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Year Ended December 31, 2019
Total operating expense	$13,632	$11,941	$14,297	$12,872
Other (income) expense	4,436	23,505	499	(155)
Net loss	(18,068)	(35,450)	(13,798)	(12,717)
Net loss attributable to common stockholders	(18,068)	(35,450)	(13,798)	(12,717)
Net loss per share attributable to common stockholders, basic and diluted	(0.67)	(0.97)	(0.30)	(0.27)
Year Ended December 31, 2018
Total operating expense	$20,986	$23,242	$18,433	$14,981
Other (income) expense	48,070	—	(2)	—
Net loss	(69,056)	(23,244)	(18,431)	(14,981)
Net loss attributable to common stockholders	(69,122)	(23,244)	(18,431)	(14,981)
Net loss per share attributable to common stockholders, basic and diluted	(4.62)	(1.11)	(0.71)	(0.58)
16. Subsequent Events

Subsequent events were evaluated through the filing date of this Annual Report, March 12, 2020.

On February 5, 2020, upon the recommendation by the Compensation Committee, the Board of Directors approved, subject to stockholder approval, and recommended the stockholders of the Company approve at the annual meeting to be held on May 12, 2020, the Amended and Restated 2014 Plan, that, among other things, would increase the number of authorized shares under this plan from 9,725,515 to an aggregate of 11,725,515 shares. The Compensation Committee also approved the number of authorized shares under the Inducement Plan from 250,000 to an aggregate of 1,250,000 shares.

On February 5, 2020, the Company issued an aggregate of 1,245,000 shares of performance-based RSAs to its executive management team and 134,085 shares of stock options to certain non-executive employees and consultants under the Amended and Restated 2014 Plan. The performance-based RSAs will vest in accordance with the Company's achievement of certain performance milestones in 2020. In addition, on February 5, 2020, the Compensation Committee, with the authorization of the Board of Directors, approved a total of 1,027,400 shares of stock options to be granted to its executive management team, and were subject to the Company obtaining the requisite stockholder approval as discussed above.

Subsequent to December 31, 2019, the Company received proceeds of approximately $1.1 million, net of commissions, from the sale of 202,098 shares of its common stock and which consumed the remaining capacity under the ATM equity distribution agreement.