Form 10-Q
period 2020-03-31
Evofem Biosciences, Inc.
filed 2020-05-06
CIK 1618835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________

FORM 10-Q
  ____________________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	EVFM	The Nasdaq Stock Market LLC (Nasdaq Capital Market)
Series A Preferred Stock Purchase Rights, par value $0.0001 per share	N/A	The Nasdaq Stock Market LLC (Nasdaq Capital Market)
The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of April 30, 2020 was 49,722,668.

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

•
our ability to obtain the necessary regulatory approvals to market and commercialize our lead Multipurpose Vaginal pH Regulator (MVP-RTM) product candidate, for prevention of pregnancy, PhexxiTM (formerly known as Amphora; the U.S. Food and Drug Administration (FDA) has conditionally accepted Phexxi as the trade name for L-lactic acid, citric acid, and potassium bitartrate, and its safety and efficacy have not been fully evaluated by any regulatory authority), EVO100 for prevention of urogenital transmission of chlamydia in women and prevention of urogenital transmission of gonorrhea in women, and any other product candidate we may seek to develop;

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

•	our top-line or initial clinical trial data which are subject to adjustment and revision;

•	our ability to expand our organization to accommodate potential growth; and

•	our ability to retain and attract key personnel.
Our current product candidates have not been approved by the FDA, the European Commission or any other regulatory commission. Our product candidates have not been, nor may they ever be, approved by any regulatory agency or competent authority nor marketed anywhere in the world.
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. All forward-looking statements are qualified in their entirety by this cautionary statement. Forward-looking statements should be regarded solely as our current plans, estimates and beliefs. You should read this Quarterly Report and the documents that we have filed as exhibits to this Quarterly Report and incorporated by reference herein completely and with the understanding that our actual results may be materially different from the plans, intentions and expectations disclosed in the forward-looking statements we make. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. The forward-looking statements contained in this Quarterly Report are made as of the date of this Quarterly Report, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands, except par value and share data)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$8,785	$15,571
Restricted cash	480	304
Short-term investments	1,486	8,233
Prepaid and other current assets	2,966	2,313
Total current assets	13,717	26,421
Property and equipment, net	622	394
Operating lease right-of-use assets	262	160
Other noncurrent assets	1,044	1,320
Total assets	$15,645	$28,295
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,120	$6,008
Accrued expenses	2,499	2,784
Accrued compensation	4,739	3,670
Operating lease liabilities- current	103	197
Total current liabilities	14,461	12,659
Operating lease liabilities- noncurrent	163	—
Total liabilities	14,624	12,659
Commitments and contingencies (Note 5)
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Stockholders’ equity:
Common stock, $0.0001 par value; 300,000,000 shares authorized; 49,642,097 and 48,137,880 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively;	5	5
Additional paid-in capital	533,341	528,810
Accumulated deficit	(532,325)	(513,179)
Total stockholders’ equity	1,021	15,636
Total liabilities and stockholders’ equity	$15,645	$28,295

See accompanying notes to the condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development	$4,247	$7,889
Selling and marketing	7,855	1,118
General and administrative	7,142	4,625
Total operating expenses	19,244	13,632
Loss from operations	(19,244)	(13,632)
Other income (expense):
Interest income	102	18
Other expense	(4)	(14)
Change in fair value of warrants	—	(4,440)
Total other income (expense), net	98	(4,436)
Loss before income tax	(19,146)	(18,068)
Income tax expense	—	—
Net loss	(19,146)	(18,068)
Net loss per share, basic and diluted	$(0.40)	$(0.67)
Weighted-average shares used to compute net loss per share, basic and diluted	48,195,951	26,883,734
See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited) (In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2019	48,137,880	$5	$528,810	$(513,179)	$15,636
Issuance of common stock in connection with ATM (see Note 8)	202,098	—	1,082	—	1,082
Issuance of common stock - exercise of stock options	19,708	—	73	—	73
Restricted stock awards issued/restricted stock units released	1,286,499	—	—	—	—
Shares withheld to cover taxes related to vesting of restricted stock awards	(4,088)	—	(25)	—	(25)
Stock-based compensation	—	—	3,401	—	3,401
Net loss	—	—	—	(19,146)	(19,146)
Balance at March 31, 2020	49,642,097	$5	$533,341	$(532,325)	$1,021

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2018	25,867,248	$3	$409,787	$(433,146)	$(23,356)
Issuance of common stock upon cash exercise of warrants and issuance of Reload Warrants (see Note 8)	2,376,065	—	10,617	—	10,617
Restricted stock awards issued/restricted stock units released	470,500	—	—	—	—
Shares withheld to cover taxes related to vesting of restricted stock awards	(1,639)	—	(6)	—	(6)
Stock-based compensation	—	—	1,962	—	1,962
Net loss	—	—	—	(18,068)	(18,068)
Balance at March 31, 2019	28,712,174	$3	$422,360	$(451,214)	$(28,851)
See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(19,146)	$(18,068)
Adjustments to reconcile net loss to net cash, cash equivalents and restricted cash used in operating activities:
Change in fair value of warrants	—	4,440
Stock-based compensation	3,401	1,962
Depreciation	69	66
Noncash lease expenses	164	157
Changes in operating assets and liabilities:
Prepaid and other assets	(1,027)	12
Accounts payable	996	2,887
Accrued expenses and other liabilities	(205)	252
Accrued compensation	1,069	800
Operating lease liabilities	(197)	(186)
Net cash, cash equivalents and restricted cash used in operating activities	(14,876)	(7,678)
Cash flows from investing activities:
Proceeds from sale of Softcup line of business	250	250
Maturities of short-term investments	6,747	—
Purchases of property and equipment	(95)	—
Net cash, cash equivalents and restricted cash provided by investing activities	6,902	250
Cash flows from financing activities:
Proceeds from issuance of common stock- exercise of warrants	—	6,273
Proceeds from issuance of common stock, net of commissions- ATM transactions	1,424	—
Proceeds from issuance of common stock - exercise of stock options	160	—
Cash paid for financing costs	(195)	—
Payments of tax withholdings related to vesting of restricted stock awards	(25)	(6)
Net cash, cash equivalents and restricted cash provided by financing activities	1,364	6,267
Net change in cash, cash equivalents and restricted cash	(6,610)	(1,161)
Cash, cash equivalents and restricted cash, beginning of period	16,625	1,761
Cash, cash equivalents and restricted cash, end of period	$10,015	$600
Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$266	$802
Financing costs included in accounts payable and accrued expenses	$13	$164
Purchases of property and equipment included in accounts payable and accrued expenses	$201	$—

See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation

Description of Business

On January 17, 2018, Neothetics, Inc., a Delaware corporation (Neothetics), now known as Evofem Biosciences, Inc.(the Company), completed its merger (the Merger) with privately-held Evofem Biosciences Operations, Inc. (Private Evofem), in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated October 17, 2017, whereby Nobelli Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Neothetics, merged with and into Private Evofem, with Private Evofem surviving as Neothetics’ wholly-owned subsidiary. Unless otherwise noted, (i) references in this report to “Evofem” and the “Company” refer to Evofem Biosciences, Inc. and its subsidiaries following the closing of the Merger.

Evofem is a San Diego-based clinical-stage biopharmaceutical company committed to developing and commercializing innovative products to address unmet needs in women’s sexual and reproductive health. Evofem aims to advance the lives of women by developing innovative solutions, such as woman-controlled contraception and potential protection from certain sexually transmitted infections (STIs). The Company is leveraging its proprietary Multipurpose Vaginal pH Regulator (MVP-RTM) platform to develop product candidates for several potential indications. The Company's lead product candidate, Phexxi™, is currently being reviewed by the U.S. Food and Drug Administration (FDA) for prevention of pregnancy. The Company's investigational MVP-R candidate EVO100 is being evaluated for prevention of urogenital transmission of both Chlamydia trachomatis infection (chlamydia) and Neisseria gonorrhoeae infection (gonorrhea) in women. Evofem’s pipeline also includes an MVP-R product candidate for reduction of recurrent bacterial vaginosis.

Evofem’s MVP-Rs are acid-buffering bioadhesive vaginal gels designed to regulate vaginal pH within the normal range of 3.5 to 4.5. This vaginal pH range is inhospitable to spermatozoa, as well as certain viral and bacterial pathogens associated with STIs, but is integral to the survival of healthy bacteria in the vagina.

Basis of Presentation and Principles of Consolidation

The Company prepared the unaudited interim condensed consolidated financial statements included in this Quarterly Report in accordance with accounting principles generally accepted in the U.S. (GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC) related to quarterly reports on Form 10-Q.

The Company’s financial statements are presented on a consolidated basis, which include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim condensed consolidated financial statements do not include all information and disclosures required by GAAP for annual audited financial statements and should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2019 included in its Annual Report on Form 10-K as filed with the SEC on March 12, 2020 (the 2019 Audited Financial Statements).

The unaudited interim condensed consolidated financial statements included in this report have been prepared on the same basis as the Company’s audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, cash flows, and statements of convertible preferred stock and stockholders’ deficit for the periods presented. The results for the three months ended March 31, 2020 are not necessarily indicative of the results expected for the full year. The condensed consolidated balance sheet as of December 31, 2019 was derived from the 2019 Audited Financial Statements.

Reclassification

We have separated the presentation of selling and marketing expenses from the total general and administrative expenses in the current period condensed consolidated statement of operations. As a result, a total $1.1 million reclassification from general and administrative expenses to selling and marketing expenses has been made to prior year amounts to conform to the current period presentation.

Risks, Uncertainties and Going Concern

The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities, in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company’s principal operations have been related to research and development (R&D), including development of Phexxi, as well as raising capital, recruiting personnel and establishing a corporate infrastructure to support a commercial product. The Company has no revenues and, as such, has incurred operating losses and negative cash flows from operating activities since inception. As described in Note 9- Stockholders' Equity, the Company received gross proceeds of approximately $1.1 million from its at the market (ATM) program during the first quarter of 2020, net of commissions. As of March 31, 2020, the Company had cash and cash equivalents and short-term investments of $10.3 million, working capital deficit of $0.7 million and an accumulated deficit of $532.3 million.
The Company is subject to risks common to other life science companies in the development stage including, but not limited to, uncertainty of product development and commercialization, potential disruption of its research, development and pre-commercialization activities as a result of the COVID-19 pandemic, lack of marketing and sales history, potential development by its competitors of new technological innovations, dependence on key personnel, market acceptance of products, product liability, protection of proprietary technology, ability to raise additional financing, and compliance with the FDA and other government regulations. If the Company does not successfully commercialize any product candidates, it will be unable to generate recurring product revenue or achieve profitability. Management’s plans to meet its short- and long-term operating cash flow requirements include obtaining additional funding, such as through the issuance of its common stock, from other equity or debt financings, or through collaborations or partnerships with other companies.

The Company anticipates it will continue to incur net losses for the foreseeable future and incur additional costs associated with being a public company. R&D expenses are expected to increase in 2020 in anticipation of initiating a Phase 3 clinical trial of EVO100 for the prevention of urogenital chlamydia and gonorrhea in women. Selling and marketing expenses are expected to increase significantly in 2020 due to both the pre-commercialization activities in preparation for the anticipated launch of Phexxi in the United States and, pending FDA approval, the launch and initiation of full commercialization activities, which have been moved to the third quarter of 2020 due to the ongoing concerns related to COVID-19, and post-launch commercialization activities for the rest of 2020. According to management estimates, liquidity resources as of March 31, 2020 are not sufficient to maintain its planned level of operations for the 12 months from the date of issuance of the condensed consolidated financial statements.

These circumstances and the uncertainties associated with the Company’s ability to (i) obtain additional equity or debt financing on terms that are favorable to Evofem, (ii) enter into collaborative agreements with strategic partners and (iii) succeed in its future operations raise substantial doubt about the Company’s ability to continue as a going concern.

If the Company is not able to obtain the required funding in the near term, through equity financings or other means, or is unable to obtain funding on terms favorable to the Company, this will have a material adverse effect on its operations and strategic development plan for future growth. If the Company cannot successfully raise additional funding and implement its strategic development plan, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible at a potentially lower amount than as recorded in the condensed consolidated financial statements, suspend or curtail planned programs or cease operations entirely. Any of these could materially and adversely affect its liquidity, financial condition and business prospects and the Company would not be able to continue as a going concern.

2.	Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto.

Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include, but are not limited to: the discount rate used in estimating the fair value of the lease right-of-use (ROU) assets and lease liabilities, assumptions used in estimating the fair value of warrants and Purchase Rights issued, the useful lives of property and equipment, the recoverability of long-lived assets, clinical trial accruals, assumptions used in estimating the fair value of stock-based compensation expense and in assessing the probability of achieving certain milestones associated with the performance-based restricted stock awards. The Company’s assumptions regarding the measurement of the First Closing Warrants, the Purchase Rights, the lease ROU assets and lease liabilities, and stock-based compensation are more fully described in Note 4 — Fair Value of Financial Instruments, Note 5 — Commitments and Contingencies, and Note 9 — Stock-based Compensation.

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

Significant Accounting Policies

There have been no changes to the significant accounting policies that were described in Note 2 to the 2019 Audited Financial Statements during the first quarter of 2020.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of readily available cash in checking accounts, money market funds, and investments in fixed income debt securities with original maturities less than three months. Restricted cash consists of cash held in monthly time deposit accounts and letters of credit, which are collateral for the Company’s credit cards, facility leases and fleet leases as described in Note 5 - Commitments and Contingencies.
The following table provides a reconciliation of cash, cash equivalents and restricted cash, reported within the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash and cash equivalents	$8,785	$184
Restricted cash	480	416
Restricted cash included in other noncurrent assets	750	—
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows	$10,015	$600
Net Loss Per Share
Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, potentially dilutive securities are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and, therefore, basic and diluted net loss per share were the same for all periods presented. Potentially dilutive securities excluded from the calculation of diluted net loss per share are summarized in the table below. For the three months ended March 31, 2020, the shares in the table also included 1,027,400 shares of options granted out of the share reserve increase approved by the board of directors under the Amended and Restated 2014 Plan (as defined below) on February 25, 2020, and are subject to the Company obtaining the requisite stockholder approval (the Contingent Options) at the 2020 annual meeting to be held on May 12, 2020.

	Three Months Ended March 31,
	2020	2019
Unvested restricted stock awards subject to repurchase	1,345,000	510,500
Unvested restricted stock units	40,168	—
Common stock to be purchased under the 2019 ESPP	54,387	—
Options to purchase common stock	7,769,999	5,767,002
Warrants to purchase common stock	5,303,357	3,587,853
Total	14,512,911	9,865,355
Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU No. 2016-13), which requires credit losses relating to held-to maturity debt securities should be recorded through an allowance for credit losses. ASU No. 2016-13 was effective for the Company on January 1, 2020. The adoption of this new standard did not have a material impact on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) (ASU No. 2018-13), which removes, modifies and adds certain disclosure requirements on fair value measurements in Topic 820. ASU No. 2018-13 was effective for the Company on January 1, 2020. The adoption of this new standard did not have a material impact on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other (Topic 350): Internal-Use Software (ASU No. 2018-15), which requires capitalizing implementation costs incurred to develop or obtain internal-use software in a cloud computing arrangement that is a service contract. ASU No. 2018-15 was effective for the Company on January 1, 2020. The adoption of this new standard did not have a material impact on its condensed consolidated financial statements.

3.    Balance Sheet Details
Short-term Investments
Short-term investments consist of held-to-maturity securities that will be due in one year or less. The following table illustrates the held-to-maturity securities’ amortized costs at purchase and the fair value for the periods presented (in thousands):

March 31, 2020	Amortized Cost Basis	Unrealized Gains	Fair Value
Fixed income debt securities	$1,486	$13	$1,499
Total held-to-maturity securities	$1,486	$13	$1,499

December 31, 2019
Fixed income debt securities	$8,233	$42	$8,275
Total held-to-maturity securities	$8,233	$42	$8,275
Prepaid and Other Current Assets
Prepaid and other current assets consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Marketing related costs	$1,377	$491
Flex note receivable (1)	250	250
Insurance	253	481
Short-term deposit	150	150
Rent	127	124
Deferred financing costs	124	109
Other receivables	88	436
Other	597	272
Total	$2,966	$2,313

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

The Flex Note is secured by the Softcup assets and has been recorded at fair value. The Company’s incremental borrowing rate and the stated interest rate of the Flex Note are materially consistent.
Property and Equipment, Net
Property and equipment, net, consists of the following (in thousands):

	Useful Life	March 31, 2020	December 31, 2019
Research equipment	5 years	$608	$608
Computer equipment and software	3 years	105	13
Office furniture	5 years	205	205
Leasehold improvements	5 years or less	340	340
Construction in-process	—	282	77
		1,540	1,243
Less: accumulated depreciation		(918)	(849)
Total, net		$622	$394
Depreciation expense was approximately $0.1 million for both the three months ended March 31, 2020 and 2019.
Other Noncurrent Assets
Other noncurrent assets consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Flex note receivable, net of current portion	$—	$250
Prepaid directors & officers insurance	294	320
Restricted cash included in noncurrent assets	750	750
Total	$1,044	$1,320

Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Clinical studies	$362	$585
Legal and other professional fees	1,555	1,652
Other	582	547
Total	$2,499	$2,784

4.    Fair Value of Financial Instruments
The fair values of the Company’s assets, including the money market funds, investments in marketable fixed income debt securities classified as cash and cash equivalents, investments in marketable fixed income debt securities classified as held-to-maturity and Flex Note receivable, measured on a recurring basis are summarized in the following tables, as applicable (in thousands):

	March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$7,854	$7,854	$—	$—
Fixed income debt securities classified as short-term investments	1,499	—	1,499	—
Flex note receivable	250	—	250	—
Total assets	$9,603	$7,854	$1,749	$—

	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$7,064	$7,064	$—	$—
Fixed income debt securities classified as cash and cash equivalents	6,749		6,749
Fixed income debt securities classified as short-term investments	8,275		8,275
Flex note receivable	500	—	500	—
Total assets	$22,588	$7,064	$15,524	$—
_______________________
(1) Included as a component of cash and cash equivalents on the accompanying condensed consolidated balance sheet.

5.    Commitments and Contingencies
Operating Leases
Fleet Lease

In December 2019, the Company (the Lessee) and Enterprise FM Trust (the Lessor) entered into a Master Equity Lease Agreement (the Fleet Lease Agreement), whereby the Company leases vehicles to be delivered by the Lessor from time to time with various monthly costs depending on the vehicles delivered for a term of 36 months, commencing on each corresponding delivery date. The leased vehicles are for use by the Company's sales force. There were a total of 11 vehicles delivered during the first quarter of 2020. The Company maintains $0.4 million in a letter of credit as collateral in favor of the Lessor, which was included in restricted cash in the condensed consolidated balance sheet as of March 31, 2020. There was no such amount as of December 31, 2019. The Company determined that the leased vehicles are accounted for as operating leases under ASC 842 Leases.

2015 Lease

Effective January 30, 2015, Private Evofem entered into a sublease for office space under a noncancelable lease agreement that expired in March 2020 (the 2015 Lease), which is the Company’s primary office space. The sublease provides for two renewal periods of five years each, but the sub-lessor did not renew its lease. In lieu of paying a security deposit directly to the sub-lessor, the Company maintained a time deposit in favor of the sub-lessor (the Deposit), which was included in restricted cash in the condensed consolidated balance sheets. During months 13 through 58 of the 2015 Lease term, subject to certain restrictions, approximately $5,000 of the Deposit may be released each month through November 2019 and approximately $66,000 of the Deposit may be released each month between December 2019 and March 2020. As of March 31, 2020 and December 31, 2019, restricted cash maintained as collateral for the Company’s Deposit was zero and $0.3 million, respectively.

Leased Space
In August 2017, the Company entered into a manufacturing and supply agreement with an outside supplier for non-recoverable expenses incurred by the supplier during non-commercial periods for a term of one year from August 2017. This agreement was further renewed by both parties to cover the period from August 2018 to September 2019. Under the agreement, the supplier provides a dedicated packaging space for the Company with a fixed monthly cost. The Company determined that this dedicated space is accounted for as an operating lease under ASC 842 Leases. The lease for this leased space expired in September 2019.

Supplemental Financial Statement Information

Lease Assets and Liabilities (in thousands)	March 31, 2020	December 31, 2019
Operating right-of-use assets	$262	$160
Operating lease liabilities- current	$103	$197
Operating lease liabilities- noncurrent	$163	$—

		Three Months Ended March 31,
Lease Cost (in thousands)	Classification	2020	2019
Operating lease expense	Research and development	$50	$82
Operating lease expense	Selling and marketing	55	21
Operating lease expense	General and administrative	75	88
Total		$180	$191

Lease Term and Discount Rate	March 31, 2020	December 31, 2019
Weighted Average Remaining Lease Term (in years)	3.00	0.25
Weighted Average Discount Rate	12%	12%

Maturity of Operating Lease Liabilities (in thousands)	March 31, 2020	December 31, 2019
Year ending December 31, 2020	$83	$201
Year ending December 31, 2021	106	—
Year ending December 31, 2022	106	—
Year ending December 31, 2023	22	—
Total lease payments	317	201
Less: imputed interest	(51)	(4)
Total	$266	$197

	Three Months Ended March 31,
Other information (in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows in operating leases	$201	$213

Other Lease Agreements and Contractual Commitments
On October 9, 2019, the Company entered into an office lease for approximately 24,474 square feet (Existing Premises) pursuant to a non-cancelable lease agreement (the 2020 Lease). The 2020 Lease commences on April 1, 2020 and will expire on September 30, 2025, unless terminated earlier in accordance with its terms. The Company has a right to extend the term of the lease for an additional five years. The Company provided the landlord a $750,000 security deposit in the form of a letter of credit for the Existing Premises, which was recorded as restricted cash and included in other noncurrent assets in the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019. On April 14, 2020, the Company entered into the first amendment to the 2020 Lease for an additional 8,816 rentable square feet of the same office location (Expansion Premises), which shall commence on the earlier of the date of substantial completion of the leasehold improvements in the Expansion Premises or September 1, 2020, and expire on September 30, 2025. The Company provided an additional $50,000 in a letter of credit for the Expansion Premises. The Company has certain contractual obligations commencing the lease commencement date of April 1, 2020.
In November 2019, the Company entered into a supply and manufacturing agreement with a third party to manufacture Phexxi and possibly other product candidates in accordance with all applicable current good manufacturing practices (cGMP) regulations, pursuant to which the Company has certain contractual commitments commencing in 2020.

In accordance with the aforementioned Fleet Lease Agreement, the Company has certain contractual commitments for the vehicles to be delivered for use by the Company's sales force, for which ROU assets and lease liabilities will be recognized upon delivery.
Contingencies
From time to time the Company may be involved in various lawsuits, legal proceedings or claims that arise in the ordinary course of business. There were no claims or actions pending against the Company as of March 31, 2020 and December 31, 2019, which management believes would have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.
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
During the first quarter of 2019, the Sublicenses were reassigned to WCG Cares, upon which, the unpaid sublicense fees ceased accruing interest and all accrued sublicense fees and interest expense of $1.3 million were transferred and became payable to WCG Cares. During the third quarter of 2019, the Company and WCG Cares entered into a settlement agreement, whereby the Company paid $1.0 million to WCG Cares to settle the entire outstanding balance. The Company recorded the difference of $0.3 million as a concession recorded within other income (expense) in its condensed consolidated statement of operations during the third quarter of 2019. See Note 6 – Related-party Transactions for a summary of the Company’s transactions with WCGCIC, WomanCare Global International, a non-profit organization registered in England and Wales (WCGI) and related entities, and WCG Cares.

6.    Related-party Transactions
Consulting Agreements
Effective April 1, 2017, the Company entered into a two-year consulting agreement with Thomas Lynch, the chairman of the Company’s board of directors (the 2017 Consulting Agreement). The 2017 Consulting Agreement expired in accordance with its terms on March 31, 2019. This 2017 Consulting Agreement provided for (i) annual compensation of $0.4 million, including $0.1 million related to his board services and (ii) a stock option for the purchase of 6,416 shares of common stock that was to vest quarterly through March 31, 2018, which remained unissued at the time of the Merger.
Effective April 1, 2019, the Company entered into a new two-year consulting agreement with Mr. Lynch (the 2019 Consulting Agreement). The 2019 Consulting Agreement provides for (i) annual compensation of $0.4 million, including $0.1 million related to Mr. Lynch’s board services, (ii) an annual grant of 150,000 restricted stock units (RSUs), which vested quarterly over one year from the grant date and (iii) an annual bonus of up to 100% of Mr. Lynch’s annual consulting fees based upon the achievement of the Company’s corporate goals and objectives as determined by and subject to approval of the board of directors.
Consulting fees incurred under the 2017 and 2019 Consulting Agreements were approximately $0.1 million for both the three months ended March 31, 2020 and 2019. As of March 31, 2020 and December 31, 2019, accrued compensation, excluding board fees, owed to Mr. Lynch was $0.3 million and $0.4 million, respectively.

The 2019 Consulting Agreement terminated on April 1, 2020 upon the passing of Mr. Lynch.
Transactions with WCGI and Related Entities
From 2009 to 2016, Ms. Saundra Pelletier was the founding CEO of WCGI. In February 2013, Private Evofem and WCGI formed an alliance (the WCGI Alliance) and Ms. Pelletier also became Private Evofem’s CEO. Concurrent with the forming of the WCGI Alliance, Private Evofem and WCGI entered into (i) a service agreement to which the companies shared resources and employees and (ii) a three-year grant agreement under which the Private Evofem provided funding to WCGI.
From 2011 to 2017, Ms. Pelletier served as a director of the board of WomanCare Global Trading, Inc., a WCGI subsidiary. As described in Note 5 — Commitments and Contingencies, in October 2015, (a) Private Evofem, through its wholly-owned subsidiaries, entered into two sublicense agreements whereby Private Evofem was responsible for paying $5.0 million in annual sublicense fees, net of amounts paid under the grant agreement during 2015, to WCGCIC, also a WCGI affiliate.
Effective January 2016, Private Evofem and WCGI entered into a shared-services agreement (the SSA), which replaced the prior service agreement. Under the terms of the SSA, Private Evofem and WCGI cross charge the other company’s services provided by each entity on behalf of the other. The SSA also allows for netting of due to and due from shared-services fees. In July 2019, the SSA was terminated. Services provided under the SSA on behalf of WCGI were immaterial for the three months ended March 31, 2019. The amounts of receivables and payables related to the Company’s transactions with WCGI related entities as of March 31, 2019 and for the three months ended March 31, 2019 were immaterial. All accrued sublicense fees and interest expense related to the Sublicenses as of December 31, 2018 became payable to WCG Cares during the three months ended March 31, 2019.
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

In March 2018, the Company and WCG Cares entered into a shared-services agreement (the Cares Shared Services Agreement). Under the terms of the Cares Shared Services Agreement, the Company and WCG Cares cross charged services provided by each entity (or its subsidiaries) on behalf of the other. The Cares Shared Services Agreement also allowed for netting of due to and due from shared-services fees. In July 2019, the Company provided a notice of termination to WCG Cares to terminate the Cares Shared Services Agreement effective September 2019. Services provided under the Cares Shared Services on behalf of WCG Cares were immaterial for the three months ended March 31, 2019, and the net shared-services due to the Company were immaterial as of March 31, 2019.
The following table summarizes payments and expenses related to the Company’s transactions with WCG Cares for the period indicated (in thousands).

March 31, 2019
Receivables	$2
Payables	$1,291
Payments	$—
Expenses	$—

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

7. Private Placement

On April 10, 2019, the Company entered into a Securities Purchase Agreement with PDL BioPharma, Inc., a Delaware corporation (PDL), funds discretionally managed by Invesco Ltd. (Invesco) and funds managed by Woodford Investment Management Ltd. (WIM) (collectively, the Purchasers), providing for the issuance and sale to the Purchasers of an aggregate of up to $80 million of the Company’s common stock, par value $0.0001 per share (the Shares) at a purchase price of $4.50 per share, and warrants to purchase shares of common stock with an exercise price of $6.38 per share (collectively, the Securities) in a private placement (the Private Placement) to be funded in up to two separate closings.

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

The Company’s stockholders approved the Private Placement at its 2019 Annual Meeting of Stockholders held on June 5, 2019 (the Approval Date).

The warrants have a seven (7) year term and will become exercisable at any time on or after the date that is six (6) months following their respective issuance dates. The Company determined the First Closing Warrants were free standing financial instruments and liability classified in accordance with ASC 480- Distinguish Liabilities from Equity (ASC 480) due to the requirement to obtain stockholder approval pursuant to Nasdaq Listing Rule 5635(b). The Company utilized the BSM option-pricing model to calculate the fair value of warrants at issuance and on the Approval Date for the First Closing Warrants, and recorded the following in the condensed consolidated financial statements for the three months ended June 30, 2019: (i) $3.6 million warrant liability at issuance; (ii) $3.3 million change in fair value of warrants in the condensed consolidated statement of operations as a result of mark-to-market on the Approval Date; and (iii) $6.9 million reclassification from warrant liability to additional paid-in capital in the condensed consolidated balance sheet on the Approval Date.

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

The Company also determined the Purchase Rights were free standing financial instruments and liability classified in accordance with ASC 480 due to the stockholder approval provision noted above. As described in Note 4- Fair Value Financial Instruments, the Company utilized a combination of a lattice model and a BSM option-pricing model to calculate the fair value of the Purchase Rights at issuance and on the Approval Date. The Company recorded the following in the condensed consolidated financial statements during the second quarter of 2019: (i) $3.2 million purchase rights liability at issuance for the Purchase Rights provided to PDL; (i) $0.7 million loss on issuance of purchase rights at issuance in the condensed consolidated statement of operations for the Purchase Rights provided to Invesco and WIM; (iii) $19.6 million change in fair value of purchase rights in the condensed consolidated statement of operations as a result of mark-to-market on the Approval Date; and (iii) $22.8 million reclassification from purchase rights liability to additional paid-in capital in the condensed consolidated balance sheet on the Approval Date.

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

Additionally, upon completion of the Second Closing, the previously issued WIM Warrants and Reload Warrants to purchase up to 475,000 shares and 1,188,029 shares of common stock, respectively, were canceled. See Note 8- Stockholders'

Equity (Deficit) for additional details on the Reload Warrants. The Company included such cancellation in valuing the Purchase Rights described above.

8.    Stockholders' Equity

Warrants

On February 5, 2019, the Company entered into letter agreements (the Repricing Letter Agreements) with WIM and certain other holders of outstanding warrants to purchase common stock of the Company by exercising certain outstanding warrants. Upon execution of the Repricing Letter Agreements, investment funds affiliated with WIM exercised certain warrants received upon the completion of the Merger (WIM Warrants) to purchase an aggregate of 1,525,000 shares of common stock, and WIM and other holders of common warrants issued in the public offering in May 2018 (Public Offering Warrants) exercised their common warrants to purchase an aggregate of 851,062 shares of common stock at a reduced exercise price of $2.64 per share. The Company received gross proceeds of approximately $6.3 million from these exercises.

The Company determined that the incremental fair value as a result of the modification to these warrants from change of the exercise price was approximately $1.4 million and $0.5 million for the WIM Warrants and Public Offering Warrants, which were recorded as change in fair value of warrants in the condensed consolidated statement of operations for the three months ended March 31, 2019.

In addition, on February 8, 2019 and per the terms of the Repricing Letter Agreements, the Company issued warrants to purchase up to 1,188,029 shares of the Company’s common stock (Reload Warrants) to the holders party to the Repricing Letter Agreements at an exercise price of $5.20 per share. The Company determined the Reload Warrants are free standing financial instruments and equity classified in accordance with ASC 480— Distinguish Liabilities from Equity. Since these Reload Warrants were issued in addition to the reduced exercise price to induce Holders of WIM Warrants and common warrants to exercise their warrants, the Company determined the fair value of the Reload Warrants was also the incremental fair value as a result of the modification to the WIM warrants and common warrants exercised. To determine the fair value of the Reload Warrants, the Company utilized the BSM option-pricing model, which resulted in an estimated fair value of the Reload Warrants of $2.5 million, which was recorded as additional paid-in capital in the condensed consolidated balance sheet and change in fair value of warrants in the condensed consolidated statement of operations.

On June 10, 2019, upon the Second Closing of the Private Placement as discussed at Note 7- Private Placement, the remaining WIM Warrants to purchase up to 475,000 shares of common stock and all Reload Warrants discussed above were cancelled. Warrants to purchase an aggregate of 4,444,446 were issued in connection with the Private Placement at an exercise price of $6.38 per share in April and June 2019.

As of March 31, 2020, warrants to purchase up to 5,303,357 shares of the Company’s common stock remain outstanding at a weighted average exercise price of $6.57 per share. These warrants are summarized below:

Type of Warrants	Underlying Common Stock to be Purchased	Exercise Price	Issue Date	Exercise Period
Common Warrants	878	$51.24	March 30, 2012	March 30, 2012 to March 30, 2022
Common Warrants	1,171	$51.24	August 17, 2012	August 17, 2012 to July 17, 2022
Common Warrants	7,806	$3.69	June 11, 2014	June 11, 2014 to June 11, 2024
Common Warrants	848,874	$7.50	May 24, 2018	May 24, 2018 to May 24 2025
Common Warrants	182	$7.50	June 26, 2018	June 26, 2018 to June 26, 2025
Common Warrants	1,666,667	$6.38	April 11, 2019	October 11, 2019 to April 11, 2026
Common Warrants	2,777,779	$6.38	June 10, 2019	December 10, 2019 to June 10, 2026
Total	5,303,357
Common Stock
Effective January 17, 2018 and in connection with the Merger, the Company amended and restated its certificate of incorporation, under which the Company is currently authorized to issue up to 300,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of preferred stock, $0.0001 par value per share.
During the first quarter of 2020, the Company issued 202,098 shares of common stock under the ATM program as discussed below, and 1,286,499 shares of common stock upon issuance of restricted stock awards to its employees and vesting of restricted stock units pursuant to the Amended and Restated 2014 Plan (as defined below) as further discussed in Note 9 - Stock-based Compensation.

At the Market Program

In November 2019, the Company entered into an Equity Distribution Agreement with Piper Sandler & Co. (Piper Sandler), pursuant to which the Company may offer and sell shares of its common stock in ATM offerings (as defined in Rule 415 of the Securities Act) having an aggregate offering price up to $50 million in gross proceeds from time to time through Piper Sandler acting as sales agent. During the quarter ended March 31, 2020, the Company received proceeds of approximately $1.1 million, net of commissions, from the sale of 202,098 shares of its common stock.

Common Stock Reserved for Future Issuance
Common stock reserved for future issuance is as follows in common equivalent shares as of March 31, 2020:

Common stock issuable upon the exercise of stock options outstanding	7,769,999
Common stock issuable upon release of restricted stock units	40,168
Common stock issuable upon the exercise of common stock warrants	5,303,357
Common stock available for future issuance under the 2019 ESPP	1,422,422
Common stock available for future issuance under the Amended and Restated 2014 Plan	650,234
Common stock available for future issuance under the Amended Inducement Plan	1,175,375
Total common stock reserved for future issuance	16,361,555

Stockholder Rights Agreement

On March 24, 2020, the Company entered into a rights agreement (the Rights Agreement) with Philadelphia Stock Transfer, Inc., as rights agent. In connection with the adoption of the Rights Agreement and pursuant to its terms, the Company’s board of directors authorized and declared a dividend of one right (each, a Right) for each outstanding share of the Company’s common stock to stockholders of record at the close of business on April 8, 2020 (the Record Date), and authorized the issuance of one Right for each share of common stock issued by the Company (except as otherwise provided in the Rights Agreement) between the Record Date and the Distribution Date (as defined below).

Each Right entitles stockholders to purchase from the Company, when exercisable and subject to adjustment, one one-thousandth of a share (a Unit) of Series A Preferred Stock (the Preferred Stock) at a purchase price of $17.50 per Unit (the Purchase Price). The Rights generally become exercisable (the Distribution Date) upon the earlier of (i) 10 business days following a public announcement that a person or group of affiliated or associated persons (an Acquiring Person) has acquired or otherwise obtained beneficial ownership of 32% or more of the then‑outstanding shares of common stock of the Company (the date of such public announcement, the Stock Acquisition Date), and (ii) 10 business days (or such later date as may be determined by the board of directors of the Company) following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person. If a person becomes an Acquiring Person, then each holder of a Right will thereafter have the right to receive, upon exercise, Units of Preferred Stock or, at the option of the Company, shares of common stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the Purchase Price of the Right. If the Company is acquired in a merger or similar business combination transaction at any time after a person has become an Acquiring Person, each holder of a right (other than the Acquiring Person and certain related parties) will be entitled to purchase a similar amount of common stock of the acquiring entity.

9. Stock-based Compensation

Equity Incentive Plans
The following table summarizes stock-based compensation expense related to stock options, restricted stock awards (RSAs) and RSUs granted to employees and non-employee directors included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$482	$288
Selling and marketing	538	227
General and administrative	2,381	1,447
Total	$3,401	$1,962
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
On September 15, 2014, Neothetics’ board of directors adopted, and stockholders approved, the 2014 Equity Incentive Plan (the 2014 Plan), which was amended and restated on each of May 2018 and February 26, 2019 (the Amended and Restated 2014 Plan), which among other things, increased the number of authorized shares under the 2014 Plan from 749,305 to an aggregate of 7,800,000 shares. On February 25, 2020, the Company’s board of directors approved, subject to stockholder approval, and recommended its stockholders approve at the 2020 Annual Meeting, an additional 2,000,000 authorized shares reserved for issuance under the Amended and Restated 2014 Plan to an aggregate of 11,725,515 shares, including the Evergreen Shares discussed below. Per the terms of the Amended and Restated 2014 Plan, the shares reserved will automatically increase on each January 1 through 2024, by an amount equal to the smaller of (1) 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31; or (2) an amount determined by our board of directors. This provision resulted in an additional 1,925,515 shares (Evergreen Shares) added to the total number of authorized shares on January 1, 2020. As of March 31, 2020, there were 650,234 shares available to grant under the Amended and Restated 2014 Plan.
On July 24, 2018, upon the recommendation by the Compensation Committee, the board of directors adopted the Evofem Biosciences, Inc. 2018 Inducement Equity Incentive Plan (the Inducement Plan), pursuant to which the Company reserved 250,000 shares for the issuance of equity awards under the Inducement Plan. The Inducement Plan was amended effective February 25, 2020 (the Amended Inducement Plan), which increased the number of authorized shares to an aggregate of 1,250,000 shares. The only persons eligible to receive awards under the Inducement Plan are individuals who satisfy the standards for inducement grant recipients under Nasdaq Marketplace Rule 5635(c)(4), generally, a person not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with the Company. As of March 31, 2020, there were 1,175,375 shares available to grant under the Inducement Plan.

Stock Options

There were 1,475,485 and 59,000 shares of stock options granted during the three months ended March 31, 2020 and 2019, respectively. Of the total stock options granted during the three months ended March 31, 2020, 1,027,400 were granted out of the share reserve increase approved by the board of directors under the Amended and Restated 2014 Plan on February 25, 2020 and were subject to the Company obtaining the requisite stockholder approval on May 12, 2020.

As of March 31, 2020, unrecognized stock-based compensation expense for employees and non-employee stock options was approximately $7.1 million, which the Company expects to recognize over a weighted-average remaining period of 2.2 years, assuming all unvested options become fully vested.
Summary of Assumptions
The fair value of stock-based compensation for stock options granted to employees and non-employees was estimated on the date of grant using the BSM option pricing model based on the following weighted-average assumptions for options granted for the periods indicated.

	Three Months Ended March 31,
	2020	2019
Expected volatility	77.5%	76.4%
Risk-free interest rate	1.3%	2.5%
Expected dividend yield	—%	—%
Expected term (years)	5.9	6.0
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
Restricted Stock Awards and Units
There were 1,245,000 and 470,500 shares of RSAs granted under the Amended and Restated 2014 Plan during the three months ended March 31, 2020 and 2019, respectively, to its executive management team and certain non-executive employees. The vesting conditions for all of the RSAs granted during the first quarter of 2020 and 460,500 shares of the RSAs granted during the first quarter of 2019 are connected to the Company’s achievement of certain performance milestones in the corresponding fiscal year (Performance-based RSAs).
For the Performance-based RSAs, (i) the fair value of the award was determined on the grant date, (ii) the Company assessed the probability of achieving each individual milestone associated with the award using reasonable assumptions based on the Company's operation performance towards each milestone and (iii) the fair value of the shares subject to the milestone is expensed over the implicit service period commencing once management believes the performance criteria is probable of being met. The non-performance based RSAs and RSUs were valued at the fair value on the grant date and the associated expenses will be recognized over the vesting period.
The Company recognized $2.0 million and $0.5 million stock-based compensation expense during the three months ended March 31, 2020 and 2019, respectively, for RSAs and RSUs. As of March 31, 2020, unrecognized stock-based compensation expense related to the unvested RSAs and RSUs was approximately $4.5 million, which the Company expects to recognize over a weighted-average remaining period of 0.4 year.
On April 1, 2020, under the Amended and Restated 2014 Plan, the Company issued 150,000 RSUs to the chairman of the Company’s board of directors in consideration for certain consulting services to be provided to the Company in connection with the 2019 Consulting Agreement, which were immediately forfeited upon the passing of Mr. Lynch.
Employee Stock Purchase Plan

In November 2014, Neothetics adopted the 2014 Employee Stock Purchase Plan (the 2014 ESPP), which initially authorized the issuance of 28,333 shares of common stock pursuant to purchase rights granted to employees, and an additional 258,672 evergreen shares were added to the total shares authorized on January 1, 2019. Following completion of the Merger, there was no enrollment in the 2014 ESPP. During the three months ended March 31, 2019, there were no shares of common stock purchased under the 2014 ESPP.

On May 7, 2019, the board of directors terminated the 2014 ESPP and approved a new 2019 Employee Stock Purchase Plan (the 2019 ESPP), which was approved by stockholders at the 2019 annual meeting held on June 5, 2019. The 2019 ESPP initially authorized the issuance of 500,000 shares of common stock pursuant to purchase rights granted to employees. In addition, the number of shares available for issuance under the 2019 ESPP will increase on January 1 of each year in an amount equal to the lesser of (i) 1,000,000 shares, (ii) 2% of the shares of common stock outstanding on December 31, or (iii) such lesser number of shares as is determined by the board of directors. As of March 31, 2020, there were 1,422,422 shares of common stock reserved and available for issuance pursuant to the 2019 ESPP. The 2019 ESPP is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended (the Code).

The 2019 ESPP enables eligible full-time and part-time employees to purchase shares of the Company’s common stock through payroll deductions of between 1% and 15% of eligible compensation during an offering period. A new offering period begins approximately every June 15 and December 15. At the last business day of each offering period, the accumulated contributions made during the offering period will be used to purchase shares. The purchase price is 85% of the lesser of the fair market value of the common stock on the first or the last business day of an offering period. The maximum number of shares of common stock that may be purchased by any participant during an offering period will be equal to $25,000 divided by the fair market value of the common stock on the first business day of an offering period. The current active offering period under the 2019 ESPP commenced on December 16, 2019 and will end on June 15, 2020. During the three months ended March 31, 2020, there were no shares of common stock purchased under the 2019 ESPP.

The fair value of shares to be issued to employees under the 2019 ESPP is estimated using a BSM option-pricing model at the grant date, which requires the use of subjective and complex assumptions, including (a) the expected stock price volatility, (b) the calculation of the expected term of the award, (c) the risk-free interest rate and (d) the expected dividend yield. No grant date fair value calculation was performed during the three months ended March 31, 2020 and 2019.

10. Subsequent Events

Subsequent events were evaluated through the filing date of this Quarterly Report, May 6, 2020.

First Amendment to the 2020 Lease

On April 14, 2020, the Company entered into the first amendment to the 2020 Lease for an additional 8,816 rentable square feet of the same office location, which shall commence on the earlier of the date of substantial completion of the leasehold improvements in the Expansion Premises or September 1, 2020, and expire on September 30, 2025. The Company provided the landlord an additional $50,000 security deposit in the form of a letter of credit for the Expansion Premises.

Convertible Notes and Warrants

On April 23, 2020, the Company entered into a Securities Purchase and Security Agreement (the Securities Purchase Agreement) with certain affiliates of Baker Bros. Advisors LP, as purchasers (the Purchasers), and Baker Bros. Advisors LP, as designated agent, pursuant to which the Company agreed to issue and sell to the Purchasers and the Purchasers agreed to purchase from the Company (i) convertible senior secured promissory notes (the Notes) in an aggregate principal amount of up to $25.0 million and (ii) warrants to purchase shares of common stock (the Warrants, and together with the Notes, the Securities) in a private placement. At the initial closing date of April 24, 2020 (the Initial Closing), the Company issued and sold to the Purchasers and the Purchasers purchased from the Company $15.0 million of Securities. As of the Initial Closing, the initial conversion price of the Notes was $2.44 per share. At the Initial Closing, each Purchaser of a Note received a Warrant exercisable for that number of shares of common stock equal to 50% of the aggregate principal amount of such Purchaser's Note divided by the exercise price of the Warrant. The exercise price of the Warrants will always equal the conversion price of the Notes, which as of the Initial Closing Date was $2.44, but is subject to adjustment as described in the Warrant. The Warrants have a five-year term with customary exercise blockers (mirroring the conversion blocker under the Notes) and have other customary terms, including a cashless exercise provision and buy-in remedy.

The Notes have a five-year term, with no pre-payment ability. Interest on the unpaid principal balance of the Notes (the Outstanding Balance) accrues at 10.0% per annum. The Notes are callable by the Company on 10 days’ written notice beginning on the third anniversary of the Initial Closing, with a call price at 100% of the Outstanding Balance if the value of the Company’s common stock (measured using a 30-day volume the weighted average price (VWAP)) is greater than three times the 30-day VWAP ending the day prior to the Initial Closing (the Closing Price). If the 30-day VWAP at the time of call is less than three times the Closing Price, then the call price will be 110% of the Outstanding Balance.

The Notes are convertible at any time at the option of each Purchaser at a price equal to the lowest of: (i) $2.44, and (ii) the lowest price per share at which the Company sells equity securities through and including the date on which the Funding Threshold (as defined below) is met.

Subsequently, the Company may issue and sell to the Purchasers and the Purchasers may purchase from the Company up to $10.0 million of Securities from time to time at the Purchasers’ discretion at any time prior to the Company receiving at least $100.0 million in aggregate gross proceeds from one or more future sales of equity securities for the principal purpose of raising capital, excluding issuance or conversion of the Notes, exercise of the Warrants, and certain other limited exceptions (the Funding Threshold).

Common Stock Sales under the ATM Program

Subsequent to March 31, 2020, the Company received proceeds of approximately $0.4 million, net of commissions, from the sale of 71,812 shares of its common stock.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the corresponding notes included elsewhere in this

Quarterly Report. For additional context with which to understand our financial condition and results of operations, see the audited consolidated financial statements and accompanying notes contained therein as of December 31, 2019 and 2018 and related notes in our Annual Report on Form 10-K as filed with the SEC on March 12, 2020 (the 2019 Audited Financial Statements). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under Item 1A of Part I of the 2019 Audited Financial Statements. Unless otherwise defined in this section, the defined terms in this section have the meanings set forth in the 2019 Audited Financial Statements.

Overview

We are a San Diego-based clinical-stage biopharmaceutical company committed to developing and commercializing innovative products to address unmet needs in women’s sexual and reproductive health. We aim to advance the lives of women by developing innovative solutions, such as woman-controlled contraception and potential protection from certain sexually transmitted infections (STIs). The Company is leveraging its proprietary Multipurpose Vaginal pH Regulator (MVP-RTM) platform to develop product candidates for several potential indications. The Company's lead product candidate, Phexxi™, is currently being reviewed by the FDA for prevention of pregnancy. The investigational candidate EVO100 is being evaluated for prevention of urogenital transmission of both Chlamydia trachomatis infection (chlamydia) and Neisseria gonorrhoeae infection (gonorrhea) in women.
We conducted a second, single-arm Phase 3 clinical trial for Phexxi for the prevention of pregnancy in approximately 1,400 healthy women in the United States (AMPOWER). The AMPOWER trial demonstrated a cumulative pregnancy rate of 13.7% over seven cycles of use (95% CI 9.9, 17.4) in the modified intention-to-treat population (referred to as "typical use") which met the pre-determined endpoint of the clinical trial. This corresponds to an 86.3% efficacy rate. We resubmitted the New Drug Application (NDA) for Phexxi to the United States Food and Drug Administration (FDA) in November 2019 and this NDA was assigned a May 25, 2020 PDUFA date. Subject to acceptance and timely approval of the NDA by the FDA, we plan to commercialize Phexxi in the United States in the third quarter of 2020.
In December 2019, we reported top-line results from a Phase 2b clinical trial of EVO100 for prevention of urogenital transmission of chlamydia and gonorrhea (primary and secondary endpoint, respectively) in women. We refer to this trial as AMPREVENCE. The primary endpoint of AMPREVENCE is incidence of chlamydia in women treated with EVO100 versus placebo. The trial met both its primary and secondary endpoints, with a 50% relative risk reduction in chlamydia infection and a 78% relative risk reduction in gonorrhea infection compared to placebo.
Since inception, we have devoted substantially all of our efforts to developing MVP-R product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. We do not have any approved products and have not generated any revenue from product sales. Although we have released top-line and final results from the Phase 3 AMPOWER trial of Phexxi for prevention of pregnancy, the product has not yet been approved for this or any other targeted indications. Additionally, EVO100 is still in mid-stage clinical development for the prevention of certain STIs. We do not expect to generate any revenues prior to the third quarter of 2020. To finance our current strategic plans, including the conduct of future clinical trials, further research and development activities and anticipated pre-commercialization activities in 2020, we will require significant capital. Assuming we have sufficient liquidity, we will incur significantly higher costs in the foreseeable future.

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

Private Placement

As described in Note 7- Private Placement, on April 10, 2019, we entered into a Securities Purchase Agreement with PDL BioPharma, Inc., a Delaware corporation (PDL), funds discretionally managed by Invesco and funds managed by WIM (collectively, the Purchasers), pursuant to which we agreed to issue and sell an aggregate of $80 million of our common stock, par value $0.0001 per share at a purchase price of $4.50 per share, and warrants to purchase shares of common stock with an exercise price of $6.38 per share in a private placement (the Private Placement) that was funded in two separate closings.

The first closing was completed on April 11, 2019 (the First Closing), pursuant to which we (i) issued and sold to PDL 6,666,667 shares of our common stock and warrants to purchase up to 1,666,667 shares of common stock (the First Closing

Warrants) and (ii) provided to the Purchasers an option to purchase an aggregate of up to 11,111,111 shares of common stock and warrants to purchase up to an aggregate of 2,777,779 shares of our common stock as specified in the aforementioned Securities Purchase Agreement (the Second Closing Securities) during the period beginning on April 10, 2019 and ending on June 10, 2019 (the Purchase Rights). The total consideration for the First Closing was $30 million.

The second closing was completed on June 10, 2019 (the Second Closing), pursuant to which we issued and sold the Second Closing Securities to the Purchasers for an aggregate purchase price of $50 million.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from our lead product candidate, Phexxi. We do not expect to generate any revenue from any product candidates we develop unless and until we obtain regulatory approval and commercialize our products or enter into collaborative agreements with third parties. In the future, if Phexxi is approved for commercial sale in the United States, we may generate revenue from product sales. If Phexxi is approved for commercial sale outside of the United States, we expect to out-license commercialization rights to Phexxi to global pharmaceutical companies or other qualified potential partners, or enter into collaborations for the commercialization and distribution of Phexxi, from which we may generate licensing revenue. However, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and overall capital requirements. We expect to commercialize Phexxi in the United States in the third quarter of 2020, if approved by the FDA.

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

We expense internal and third-party research and development costs as incurred. The following table summarizes research and development expenses by product candidate (in thousands):

	Three Months Ended March 31,
	2020	2019
Allocated third-party development expenses:
Phexxi for prevention of pregnancy	$(27)	$2,121
EVO100 for prevention of chlamydia/gonorrhea	322	3,547
Total allocated third-party development expenses	295	5,668
Unallocated internal research and development expenses:
Stock-based compensation expenses	482	288
Payroll related expenses	1,388	873
Outside services costs	1,740	806
Other	342	254
Total unallocated internal research and development expenses	3,952	2,221
Total research and development expenses	$4,247	$7,889

Completion dates and costs for our clinical development programs may vary significantly for each current and any future product candidate and are difficult to predict. We anticipate that we will make determinations as to which programs and product candidates to pursue as well as the most appropriate funding allocations for each program and product candidate on an ongoing basis in response to the results of ongoing and future clinical trials, regulatory developments, and our ongoing assessments as to the commercial potential of each current or future product candidate. With the anticipation of initiating a Phase 3 clinical trial for EVO100 in the second half of 2020, we expect our research and development expenses to increase in 2020. We will need to raise substantial additional capital in the future to complete clinical development for our current and future product candidates.
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

Selling and marketing expenses

Our selling and marketing expenses consist primarily of pre-commercialization sales and marketing expenses, advertising, training, salaries, benefits, travel, stock-based compensation expense, and other related costs for our employees and consultants, and other costs associated with conducting commercial assessments for our product candidates.
We expect our selling and marketing expenses to increase significantly, as we hire and deploy a sales force, develop and commence associated marketing campaigns and initiatives, and hire additional personnel to support both the pre-commercialization activities in preparation for the anticipated launch of Phexxi in the United States and, pending FDA approval, the launch and initiation of full commercialization activities for Phexxi in the third quarter of 2020.

General and administrative expenses

Our general and administrative expenses consist primarily of salaries, benefits, travel, business development expense, investor and public relations expense, noncash stock-based compensation, and other related costs for our employees and consultants in executive, administrative, finance, legal and human resource functions. Other general and administrative expenses include facility-related costs not otherwise included in research and development or selling and marketing, and professional fees for accounting, auditing, tax and legal fees, and other costs associated with obtaining and maintaining our patent portfolio.

We expect our general and administrative expenses to increase as we hire additional personnel to support the growth of our business and pre-commercialization activities, and as we engage third parties to assist in the preparation of the anticipated launch of Phexxi in the United States in the third quarter of 2020, if approved by the FDA.

Other Income (Expense)

Other income (expense) consists primarily of interest income and during 2019, the change in fair value of warrants. The change in fair value of warrants was recognized as a result of the modifications to the warrants from change of the exercise price and mark-to-market adjustments for the liability-classified warrants.

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019 (in thousands):

Research and development expenses

	Three Months Ended March 31,		2020 vs. 2019
	2020	2019	$ Change	% Change
Research and development	$4,247	$7,889	$(3,642)	(46)%

The overall decrease in research and development expenses was mainly due to a $5.1 million decrease in clinical trial costs primarily related to completion of the clinical phase of AMPOWER in December 2018 and AMPREVENCE in December 2019. This decrease was offset by a $0.6 million increase in costs incurred for outside services associated with the Phexxi NDA resubmission and manufacturing activities in preparation for the anticipated commercial launch of Phexxi, a $0.5 million increase in payroll related expenses due to increased headcount, and a $0.2 million increase in noncash stock-based compensation mainly associated with RSAs granted in February 2020.

Selling and marketing expenses

	Three Months Ended March 31,		2020 vs. 2019
	2020	2019	$ Change	% Change
Selling and marketing	$7,855	$1,118	$6,737	603%

The overall increase in selling and marketing expenses was mainly due to a $3.7 million increase in marketing related costs, a $1.6 million increase in costs incurred for outside services associated with market affairs and market access activities in preparation for the anticipated commercial launch of Phexxi, a $0.8 million increase in payroll related expenses due to increased headcount, and a $0.3 million increase in noncash stock-based compensation mainly associated with RSAs granted in February 2020.

General and administrative expenses

	Three Months Ended March 31,		2020 vs. 2019
	2020	2019	$ Change	% Change
General and administrative	$7,142	$4,625	$2,517	54%

The overall increase in general and administrative expenses was mainly due to a $0.9 million increase in noncash stock-based compensation primarily associated with RSAs granted in February 2020, a $0.6 million increase in costs incurred for outside services related to recruiting activities, a $0.6 million increase in payroll related expenses due to increased headcount, and a $0.1 million increase in business insurance costs.

Total other income (expense), net

	Three Months Ended March 31,		2020 vs. 2019
	2020	2019	$ Change	% Change
Total other income (expense), net	$98	$(4,436)	$4,534	(102)%

Total other income for the three months ended March 31, 2020 included $0.1 million of interest income, while the other income for the prior year period included $4.4 million incremental expense recognized as a result of a modification to the warrants exercised in February 2019 as described in Note 8- Stockholders' Equity.

Liquidity and Capital Resources

Overview

As of March 31, 2020, we had working capital deficit of $0.7 million, and an accumulated deficit of $532.3 million. We have financed our operations to date primarily through the sale of preferred stock, common stock, preferred units, interest earned on investments, and cash received in the Merger. At March 31, 2020, we had approximately $10.3 million in cash and cash equivalents, and short-term investments. Our cash and cash equivalents include amounts held in checking accounts, money market funds, and investments in fixed income debt securities with original maturities less than three months. Our short-term investments consist of held-to-maturity securities that will mature in one year or less. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve liquidity and capital preservation.

We have incurred losses and negative cash flows from operating activities since inception. In the first quarter of 2020, we received proceeds of approximately $1.1 million, net of commissions, from the sale of 202,098 shares of our common stock pursuant to the ATM program.

We anticipate that we will continue to incur net losses for the foreseeable future and incur additional costs associated with being a public company. We expect research and development expenses to increase in 2020 compared to 2019 in anticipation of initiating a Phase 3 clinical trial for EVO100 in the second half of 2020. We expect selling and marketing expenses to increase significantly in 2020 as we hire and deploy a sales force, develop and commence associated marketing campaigns and initiatives, and hire additional personnel to support both the pre-commercialization activities in preparation for the anticipated launch of Phexxi in the United States and, pending FDA approval, the launch and initiation of full commercialization activities in the third quarter of 2020. We expect general and administrative expenses to increase in 2020 as we hire additional personnel to support the growth of our business and pre-commercialization activities, and as we engage third parties to assist in the preparation of the anticipated launch of Phexxi in the United States in the third quarter of 2020, if approved by the FDA. According to management estimates, our liquidity resources as of March 31, 2020 are not sufficient to maintain our planned level of operations for the next 12 months. In addition, the uncertainties associated with our ability to (i) obtain additional equity financing on terms that are favorable to us, (ii) enter into collaborative agreements with strategic partners and (iii) succeed in our future operations, raise substantial doubt about our ability to continue as a going concern.

The opinion of our independent registered public accounting firm on our audited financial statements as of and for the years ended December 31, 2019 and 2018 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. Our unaudited condensed consolidated financial statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 appearing in this Quarterly Report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue our operations.

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

At the Market Program

In November 2019, we entered into an Equity Distribution Agreement with Piper Sandler & Co. (Piper Sandler), pursuant to which we may offer and sell shares of our common stock in ATM offerings (as defined in Rule 415 of the Securities Act) having an aggregate offering price up to $50 million in gross proceeds from time to time through Piper Sandler acting as sales agent. During the quarter ended March 31, 2020, we received proceeds of approximately $1.1 million, net of commissions, from the sale of 202,098 shares of our common stock.

Summary Statement of Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Three Months Ended March 31,		2020 vs. 2019
	2020	2019	$ Change	% Change
Net cash, cash equivalents and restricted cash used in operating activities	$(14,876)	$(7,678)	$(7,198)	94%
Net cash, cash equivalents and restricted cash provided by investing activities	6,902	250	6,652	2,661%
Net cash, cash equivalents and restricted cash provided by financing activities	1,364	6,267	(4,903)	(78)%
Net (decrease) increase in cash, cash equivalents and restricted cash	$(6,610)	$(1,161)	$(5,449)	469%

Cash Flows from Operating Activities. Since inception, the primary use of cash, cash equivalents and restricted cash has been to fund development and pre-commercialization of our lead MVP-R product candidate, Phexxi, for prevention of pregnancy as well as potential other indications and to support selling and marketing, and general and administrative operations.

Cash Flows from Investing Activities. The change in net cash, cash equivalents and restricted cash provided by investing activities was primarily due to a $6.7 million cash inflow from maturities of short-term investments during the first quarter of 2020, offset by $0.1 million purchases of property and equipment.

Cash Flows from Financing Activities. During the three months ended March 31, 2020, the primary source of cash, cash equivalents and restricted cash was the sales of 202,098 shares of common stock with proceeds of approximately $1.4 million in cash and cash equivalents (including $0.3 million that was included in other receivables in the condensed consolidated balance sheet at December 31, 2019), net of commissions, offset by $0.2 million payments for financing costs under the ATM program. During the three months ended March 31, 2019, the primary source of cash, cash equivalents and restricted cash was the issuance of 2,376,062 shares of common stock upon the exercise of warrants in February for gross proceeds of $6.3 million.

Operating and Capital Expenditure Requirements

Our future capital requirements are difficult to forecast. For example, we expect to incur additional capital expenditures for serialization equipment to be utilized in the manufacturing of Phexxi prior to commercialization, but cannot adequately predict the cost of the equipment in the future or other potential capital expenditure requirements, if any. We also have future contractual obligations for the 2020 Lease and Fleet Lease as discussed in Note 5- Commitments and Contingencies.

We expect research and development expenses to increase in 2020 compared to 2019 with the anticipation of initiating a Phase 3 clinical trial for EVO100 in the second half of 2020. In addition, we expect to incur costs as we make improvements to our manufacturing process and expand our manufacturing capabilities. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming and we may never succeed in achieving regulatory approval for any of our product candidates. The probability of success for each product candidate will be affected by numerous factors, including preclinical data, clinical trial data, competition, manufacturing capability and commercial viability. We are responsible for all research and development costs for our programs.

We expect selling and marketing expenses to increase significantly as we hire and deploy a sales force, develop and commence associated marketing campaigns and initiatives, and hire additional personnel to support both the pre-commercialization activities in preparation for the anticipated launch of Phexxi in the United States and, pending FDA approval, the launch and initiation of full commercialization activities in the third quarter of 2020. We expect to incur significant costs as we establish a sales and marketing infrastructure for the expected distribution, promotion and sale of Phexxi in anticipation of regulatory approval.

We expect general and administrative expenses to increase as we hire additional personnel to support the growth of our business and pre-commercialization activities, and as we engage third parties to assist in the preparation of the anticipated launch of Phexxi in the United States in the third quarter of 2020, if approved by the FDA.

Off-Balance Sheet Arrangements

As of March 31, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Other Matters

Recently Issued Accounting Pronouncements

For information with respect to recent accounting pronouncements, see Note 2 —Summary of Significant Accounting Policies to our condensed consolidated financial statements appearing in Part I, Item 1 of this report.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the applicable periods. Management bases its estimates, assumptions and judgments, on historical experience and on various other factors it believes to be reasonable under the circumstances. Different estimates, assumptions and judgments may change the estimated used in the preparation of our condensed consolidated financial statements, which, in turn, could materially change our results from those reported. Management evaluates its estimates, assumptions and judgments on an ongoing basis. However, if our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may also have a material adverse effect on our consolidated statements of operations, liquidity and financial condition. We believe the following critical accounting policies involve significant areas where management applies estimates, assumptions and judgments in the preparation of our condensed consolidated financial statements. See Note 2 to our 2019 Audited Financial Statements for our additional accounting policies.

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

Our objective is to reflect the appropriate clinical trial expenses in our condensed consolidated financial statements by recording those expenses in the period in which services are performed and efforts are expended. We account for these expenses according to the progress of the clinical trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates through financial models and discussions with applicable personnel and outside service providers as to the progress of clinical trials.

During a clinical trial, we adjust the clinical expense recognition if actual results differ from estimates. We make estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical trial accruals are partially dependent upon accurate reporting by CROs and other third-party vendors. Although we do not expect estimates to differ materially from actual amounts, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any reporting period. For the three months ended March 31, 2020 and 2019, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

Fair Value of Stock Options and Warrants

The fair value of stock options, warrants issued in various financing occasions in connection with the Merger and post- Merger, the change in fair value of warrants as a result of the modification, and mark-to-market for liability classified warrants, were determined using the Black Scholes Merton (BSM) option-pricing model based on the applicable assumptions, which includes the exercise price of warrants, time to expiration, expected volatility of our peer group, risk-free interest rate and expected dividend.

Fair Value of Purchase Rights

The fair value of the Purchase Rights issued with the Private Placement were determined using a combination of a lattice model and BSM option-pricing model. The lattice model was used to determine the future value of the Company’s common stock as of the Second Closing. The BSM option-pricing model was used to determine the fair value of the warrants issued at the First Closing and Second Closing and the existing warrants subsequently canceled at the Second Closing (see discussion of the warrants canceled in Note 7- Private Placement) based on the applicable assumptions.

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

Item 1A. Risk Factors

Our financial condition, clinical development efforts, and results of operations could be adversely affected by the ongoing coronavirus outbreak.
Any outbreak of a contagious disease, such as the novel coronavirus, or other adverse public health developments, could have a material and adverse effect on our financial condition, clinical development efforts, and business operations. In December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2) (coronavirus), which causes coronavirus disease 2019 (COVID-19), surfaced in Wuhan, China and has reached multiple other regions and countries, including California where our primary office is located. The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures, as well as reported adverse impacts on healthcare resources, facilities and providers, in California, across the United States and in other countries. The extent to which COVID-19 will impact our operations or those of our third-party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and the actions to contain COVID-19 or address its impact in the short and long-term, among others.

In response to the pandemic and in accordance with direction from state and local government authorities, we have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring most employees to work remotely (which in turn increases the threat to our cyber security and data accessibility, and communication matters), suspending all non-essential travel worldwide for our employees. In addition, industry events and in-person work-related meetings have been cancelled, the continuation of which could negatively affect our business.

As COVID-19 continues to affect individuals and businesses around the globe, we will likely experience disruptions that could severely impact our financial condition, business and/or clinical trials, including:

•	delays or difficulties in obtaining the financing necessary to commercialize Phexxi or undertake Phase 3 clinical trials of EVO100;

•
interruption or delays in the operations of the U.S. Food and Drug Administration (FDA) and comparable foreign regulatory agencies, which may impact review, inspection, clearance and approval timelines with respect to our product candidates, Phexxi and EVO100;

•	delays, changes or disruptions in our business plans, including with respect to the anticipated commercial launch of Phexxi;

•
delays or difficulties in enrolling patients in our clinical trials or drop-outs from our clinical trials, including those resulting from an inability to travel to our clinical trial sites as a result of quarantines or other restrictions resulting from COVID-19;

•
limitations on travel that could interrupt key clinical activities and trial activities, such as clinical trial site initiations and monitoring, domestic and international travel by employees, contractors or patients to clinical trial sites, including any government-imposed travel restrictions or quarantines that will impact the ability or willingness of patients, employees or contractors to travel to our research, manufacturing and clinical trial sites or secure visas or entry permissions, any of which could delay or adversely impact the conduct or progress of our prospective clinical trials;

•
diversion or prioritization of healthcare resources away from the conduct of clinical trials, including the availability of necessary materials and the attention of physicians serving as our clinical trial investigators, hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•
interruption of key clinical trial activities, such as clinical trial site monitoring, due to quarantines or other limitations on travel imposed or recommended by federal or state governments, employers and others;

•
business disruptions caused by potential workplace, laboratory and office closures and an increased reliance on employees working from home, disruptions to or delays in ongoing laboratory experiments and operations, staffing shortages, travel limitations, cyber security and data accessibility, or communication or mass transit disruptions;

•
limitations on employee resources that would otherwise be focused on the conduct of our clinical trials or commercialization of our products, including because of sickness of employees or their families or requirements imposed on employees to avoid contact with large groups of people;

•	delays in manufacturing related to our commercial product for sale;

•
delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery system;

•	interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug product used in our clinical trials, or commercial product for sale;

•
continued volatility in our and other biotechnology companies’ shares of equity which may result in difficulties raising capital through sales of our common stock or equity linked to our common stock, to the extent needed, and the terms of sales may be on unfavorable terms or unavailable, which may impact our short-term and long-term liquidity;

•
changes in local regulations as part of a response to the COVID-19 outbreak which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

•	reduced demand for our products due to quarantines or social distancing as a response to COVID-19; and

•
delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees.

In addition, if we or any of the third parties with whom we engage, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business and our results of operation and financial condition. We have a small number of employees and no internal manufacturing capability. Our management does not expect to manufacture any products and expects to rely solely on third parties to manufacture our product candidates, and as such we will be subject to inherent uncertainties related to product safety, availability and security. We currently have only one contract manufacturer, DPT Laboratories, Ltd. (“DPT”), with whom we entered into a supply and manufacturing agreement in November 2019 (the “Manufacturing Agreement”). Pursuant to the Manufacturing Agreement, subject only to a supply failure, we are obligated to purchase all of our requirements with respect to Phexxi from DPT. If DPT is adversely affected as a result of COVID-19, we may be required to replace them as our manufacturer, and we may be unable to do so on a timely basis, on similar terms or at all. Furthermore, we have only a single source of supply for some of the key raw materials and components of our MVP-R gel product candidates, and while we believe we would be able to obtain supplies through alternative sources if needed, alternate sources of supply may not be readily available as a result of COVID-19.
These and other factors arising from COVID-19 could worsen in countries that are already afflicted with the coronavirus or could continue to spread to additional countries, each of which could further adversely impact our ability to conduct clinical trials and our business generally, and could have a material adverse impact on our operations and financial condition and results. We cannot foresee whether the outbreak of COVID-19 will be effectively contained, nor can we predict the severity and duration of its impact. A prolonged disruption or any further unforeseen delay in our operations could continue to result in increased costs and reduced revenue. If the outbreak of COVID-19 is not effectively and timely controlled, our business operations and financial condition may be materially and adversely affected as a result of the deteriorating market outlook for sales, the slowdown in regional and national economic growth, and other factors that we cannot foresee. The extent to which COVID-19 will affect our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, which could have an adverse impact on our business and financial condition, and we will continue to monitor the situation closely.

Anti-takeover provisions in our stockholder rights plan could make a third-party acquisition of us difficult.

We have a stockholder rights plan that may have the effect of discouraging unsolicited takeover proposals. Specifically, the rights issued under the stockholder rights plan could cause significant dilution to a person or group that attempts to acquire us on terms not approved in advance by our board of directors. The rights plan is not intended to prevent a takeover, and we believe it will enable all our stockholders to realize the full potential value of their investment in the Company and protect the Company and its stockholders from efforts to obtain control of the Company that are inconsistent with the best interests of the Company and its stockholders. The rights under the plan will expire on March 24, 2021, subject to a possible earlier expiration to the extent provided in the stockholder rights plan, unless extended.

For a more complete listing and description of these and other risks that the Company faces please see our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below is a summary of purchases of our common stock we made during the quarter covered by this report. Other than as indicated in the table below, no such purchases were made in any other month during the quarter. We do not have any publicly announced repurchase plans or programs.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
February 1- February 29	4,088	$6.07	—	—

(1) These shares were surrendered to the Company to satisfy tax withholdings obligations in connection with the vesting of restricted stock awards.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Passing of Thomas Lynch

On April 1, 2020, Thomas Lynch, the chairman of the Company's board of directors, unexpectedly passed away. Mr. Lynch served as a valued member of the board of directors of Private Evofem from November 2015 to January 2018 and as a member of the Company’s board of directors since January 2018 and throughout his tenure was an enthusiastic supporter of the Company; his presence will be greatly missed. Mr. Lynch’s position on the board of directors will remain open until the Company is able to appoint a successor.

Stockholder Rights Agreement

As described in our Current Report on Form 8-K filed with the SEC on March 24, 2018 (the “Current Report”), on March 24, 2020, the Company entered into a rights agreement (the “Rights Agreement”) with Philadelphia Stock Transfer, Inc., as rights agent. In connection with the adoption of the Rights Agreement and pursuant to its terms, the Company’s board of directors authorized and declared a dividend of one right (each, a “Right”) for each outstanding share of the Company’s common stock to stockholders of record at the close of business on April 8, 2020 (the “Record Date”), and authorized the issuance of one Right for each share of common stock issued by the Company (except as otherwise provided in the Rights Agreement) between the Record Date and the Distribution Date (as defined below).

Each Right entitles stockholders to buy one one-thousandth of a share (a “Unit”) of Series A Preferred Stock (the “Preferred Stock”) at a price of $17.50 per one-thousandth share (the “Purchase Price”). The Rights generally become exercisable (the “Distribution Date”) upon the earlier of (i) 10 business days following a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired or otherwise obtained beneficial ownership of 32% or more of the then‑outstanding shares of common stock of the Company (the date of such public announcement, the “Stock Acquisition Date”), and (ii) 10 business days (or such later date as may be determined by the board of directors of the Company) following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person.

Flip-In. If a person becomes an Acquiring Person, then each holder of a Right will thereafter have the right to receive, upon exercise, Units of Preferred Stock or, at the option of the Company, shares of common stock of the Company (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the exercise price of the Right. The exercise price is the purchase price multiplied by the number of Units of Preferred Stock issuable upon exercise of a Right prior to the date a person becomes an Acquiring Person. Notwithstanding any of the foregoing, following the date a person becomes an Acquiring Person, all Rights that are, or (under certain circumstances specified in the Rights Agreement) were, beneficially owned by any Acquiring Person or any affiliate or associate thereof (or certain transferees of any thereof) will be null and void.

Flip-Over. If, at any time following the date that any person becomes an Acquiring Person, (i) the Company is acquired in a merger or other business combination transaction and the Company is not the surviving corporation, (ii) any person merges with the Company and all or part of the common stock of the Company is converted or exchanged for securities, cash or property of the Company or any other person or (iii) 50% or more of the Company’s assets, cash flow or earning power is sold or transferred, each holder of a Right (except Rights which previously have been voided as described above) shall thereafter have the right to receive, upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the Right.

At any time until 10 business days following the Stock Acquisition Date, the board of directors of the Company may redeem the Rights in whole, but not in part, at a price of $0.0001 per Right (subject to adjustment in certain events). The Company may, at any time after a person becomes an Acquiring Person and until any person acquires 50% or more of the outstanding common stock of the Company or the occurrence of a Flip-Over event as described above, exchange all or part of the then-outstanding and exercisable Rights (other than Rights that shall have become null and void) for units of preferred stock of the Company or shares of common stock of the Company pursuant to a one-for-one exchange ratio, subject to adjustment.

The Rights may have certain anti-takeover effects, as they may cause substantial dilution to any person or group that attempts to acquire the Company or a significant ownership position in the Company without the approval of the board of directors of the Company. As a result, the overall effect of the Rights may be to make it more difficult to complete a merger, tender offer or other business combination or acquisition of the Company or its common stock of the Company that is not supported by the board of directors of the Company. The Rights are intended to enable all stockholders to realize the long-term value of their investment in the Company. The Rights do not prevent a takeover attempt, but should encourage anyone seeking to acquire the Company to negotiate directly with the board of directors of the Company.

The above description of the terms of the Rights Agreement is a summary and does not purport to be complete, and is qualified in its entirety by reference to the copy of the Stockholder Rights Agreement and related exhibits, dated March 24, 2020, between the Company and Philadelphia Stock Transfer, Inc., filed with the Current Report, and incorporated herein by reference.

PDL Distribution

On May 5, 2020, PDL Biopharma, Inc. (PDL) announced that PDL’s board of directors approved a distribution of 13,333,334 shares of our common stock held by PDL via a special one-time dividend to PDL stockholders.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Exhibit Title	Filed Herewith	Incorporated by Reference
			Form	File No.	Date Filed
3.1	Certificate of Designation of the Series A Preferred Stock of the Company.		8-K	001-36754	3/25/2020
4.1	Description of Evofem’s securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.		10-K	001-36754	3/12/2020
4.2	Rights Agreement, dated as of March 24, 2020, by and between the Company and Philadelphia Stock Transfer, Inc., as rights agent.		8-K	001-36754	3/25/2020
4.3	Form of Warrant.		8-K	001-36754	4/27/2020
10.1Δ	Amendment to Evofem Biosciences, Inc. 2018 Inducement Equity Incentive Plan.		S-8	001-36754	3/12/2020
10.2**	First Amendment to Office Lease, dated as of April 14, 2020, by and between the Registrant and Kilroy Realty, L.P.	X
10.3
Securities Purchase and Security Agreement, dated as of April 23, 2020, by and between Evofem Biosciences, Inc., its wholly-owned domestic subsidiaries as guarantors, certain affiliates of Baker Bros. Advisors LP, as purchasers, and Baker Bros. Advisors LP, as designated agent.
			8-K	001-36754	4/27/2020
10.4	Intellectual Property Security Agreement, dated as of April 23, 2020, by and between Evofem Biosciences, Inc., Evofem, Inc. and Baker Bros. Advisors LP, as collateral agent.		8-K	001-36754	4/27/2020
10.5	Form of Note.		8-K	001-36754	4/27/2020
10.6	Form of Registration Rights Agreement.		8-K	001-36754	4/27/2020
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
†101.INS	XBRL Instance Document	X
†101.SCH	XBRL Taxonomy Extension Schema Document	X
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
†101.DEF	XBRL Definition Linkbase Document	X
†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

Δ	Management Compensation Plan or arrangement.
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

†
The financial information of Evofem Biosciences, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed on May 6, 2020 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Operations, (iv) the Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, is furnished electronically herewith.

**
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

EVOFEM BIOSCIENCES, INC.

Date: May 6, 2020	By:	/s/ Justin J. File
Justin J. File
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)