Form 10-Q
period 2020-06-30
Evofem Biosciences, Inc.
filed 2020-08-04
CIK 1618835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________

FORM 10-Q
  ____________________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of July 31, 2020 was 81,280,286.

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
These forward-looking statements include, among other things, statements about:

•	our projected financial position;

•	our strategic plans for our business;

•	our plans to launch and commercialize our product, PhexxiTM;

•
our commercialization, marketing and manufacturing capabilities and strategy with respect to Phexxi, including our plans regarding the Phexxi Concierge Experience, Coming Soon campaign, media and digital campaigns, and contracted tele-detailing vendors;

•	our estimates regarding expenses, future revenues and capital requirements;

•	our ability to continue as a going concern;

•	our ability to raise additional capital to fund our operations;

•
our ability to obtain the necessary regulatory approvals to market and commercialize EVO100 for prevention of urogenital transmission of Chlamydia trachomatis infection (chlamydia) and Neisseria gonorrhoeae infection (gonorrhea) in women, or any other product candidate we may seek to develop;

•	the success, cost and timing of our clinical trials;

•	our ability to obtain additional patent protection for our product and product candidates;

•	our dependence on third parties in the conduct of our clinical trials;

•
our ability to establish and develop sales, manufacturing and marketing capabilities or our ability to enter into agreements with third parties to manufacture or to market and sell any approved products or product candidates we may have, including our plans to recruit and train an internal salesforce and scale up commercial manufacturing for the launch of Phexxi;

•
the potential for changes to current regulatory mandates requiring health insurance plans to cover U.S. Food and Drug Administration (FDA)-cleared or approved contraceptive products without cost sharing, our ability to obtain third-party payer coverage and adequate reimbursement, and our reliance on the willingness of patients to pay out-of-pocket absent full or partial third-party payer reimbursement;

•	the ongoing COVID-19 pandemic, including its impact on our business and commercialization plans and or ability to adapt to related challenges;

•	our top-line or initial clinical trial data which are subject to adjustment and revision;

•	our ability to expand our organization to accommodate potential growth and for the launch of Phexxi; and

•	our ability to retain and attract key personnel.

Only one of our products, Phexxi, has been approved by the FDA. Our other current product candidates have not been approved by the FDA, and neither Phexxi, nor our other product candidates, have been approved by the European Commission or any other regulatory commission anywhere in the world.
Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on our projections of the future that are subject to known and unknown risks and uncertainties and other factors that may cause our actual results, level of activity, performance or achievements expressed or implied by these forward-looking statements, to differ. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. All forward-looking statements are qualified in their entirety by this cautionary statement. Forward-looking statements should be regarded solely as our current plans, estimates and beliefs. You should read this Quarterly Report and the documents that we have filed as exhibits to this Quarterly Report and incorporated by reference herein completely and with the understanding that our actual results may be materially different from the plans, intentions and expectations disclosed in the forward-looking statements we make. Important factors that could cause actual results to differ materially from those discussed in our forward-looking statements are discussed in Exhibit 99.2 (Risk Factors of Evofem Biosciences, Inc.) of our Current Report on Form 8-K, as filed with the Securities Exchange Commission on June 2, 2020. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. The forward-looking statements contained in this Quarterly Report are made as of the date of this Quarterly Report, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands, except par value and share data)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$123,556	$15,571
Restricted cash	200	304
Short-term investments	—	8,233
Inventories	1,440	—
Prepaid and other current assets	2,694	2,313
Total current assets	127,890	26,421
Property and equipment, net	1,084	394
Operating lease right-of-use assets	5,015	160
Other noncurrent assets	1,067	1,320
Total assets	$135,056	$28,295
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,421	$6,008
Convertible notes payable	44,302	—
Accrued expenses	2,597	2,784
Accrued compensation	5,944	3,670
Operating lease liabilities - current	542	197
Total current liabilities	61,806	12,659
Operating lease liabilities - noncurrent	4,711	—
Total liabilities	66,517	12,659
Commitments and contingencies (Note 7)
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Stockholders’ equity:
Common stock, $0.0001 par value; 300,000,000 shares authorized; 81,300,667 and 48,137,880 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively;	8	5
Additional paid-in capital	653,522	528,810
Accumulated deficit	(584,991)	(513,179)
Total stockholders’ equity	68,539	15,636
Total liabilities and stockholders’ equity	$135,056	$28,295

See accompanying notes to the condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$2,640	$5,246	$6,887	$13,135
Selling and marketing	9,997	1,313	17,852	2,431
General and administrative	9,735	5,382	16,877	10,007
Total operating expenses	22,372	11,941	41,616	25,573
Loss from operations	(22,372)	(11,941)	(41,616)	(25,573)
Other income (expense):
Interest income	29	108	131	126
Other expense	(349)	(7)	(353)	(21)
Loss on issuance of financial instruments	(64,049)	(674)	(64,049)	(674)
Change in fair value of financial instruments	34,075	(22,932)	34,075	(27,372)
Total other expense, net	(30,294)	(23,505)	(30,196)	(27,941)
Loss before income tax	(52,666)	(35,446)	(71,812)	(53,514)
Income tax expense	—	(4)	—	(4)
Net loss	$(52,666)	$(35,450)	$(71,812)	$(53,518)
Net loss per share, basic and diluted	$(0.91)	$(0.97)	$(1.36)	$(1.68)
Weighted-average shares used to compute net loss per share, basic and diluted	57,696,519	36,732,568	52,946,235	31,941,850
See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited) (In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2019	48,137,880	$5	$528,810	$(513,179)	$15,636
Issuance of common stock in connection with ATM (see Note 10)	202,098	—	1,082	—	1,082
Issuance of common stock - exercise of stock options	19,708	—	73	—	73
Restricted stock awards issued/restricted stock units released	1,286,499	—	—	—	—
Shares withheld to cover taxes related to vesting of restricted stock awards	(4,088)	—	(25)	—	(25)
Stock-based compensation	—	—	3,401	—	3,401
Net loss	—	—	—	(19,146)	(19,146)
Balance at March 31, 2020	49,642,097	$5	$533,341	$(532,325)	$1,021
Issuance of common stock in connection with the Public Offering (see Note 10)	31,700,000	3	103,263	—	103,266
Issuance of common stock in connection with ATM	474,558	—	2,280	—	2,280
Issuance of common stock - ESPP and exercise of stock options	69,398	—	177	—	177
Restricted stock awards issued/restricted stock units released	60,168	—	—	—	—
Shares withheld to cover taxes related to vesting of restricted stock awards	(645,754)	—	(2,777)	—	(2,777)
Issuance of common stock upon cash exercise of warrants and issuance of Reload Warrants	200	—	2	—	2
Short-swing profit disgorgement	—	—	187	—	187
Reclassification from financial instruments liability to equity	—	—	11,015	—	11,015
Stock-based compensation	—	—	6,034	—	6,034
Net loss	—	—	—	(52,666)	(52,666)
Balance at June 30, 2020	81,300,667	$8	$653,522	$(584,991)	$68,539

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2018	25,867,248	$3	$409,787	$(433,146)	$(23,356)
Issuance of common stock upon cash exercise of warrants and issuance of Reload Warrants (see Note 10)	2,376,065	—	10,617	—	10,617
Restricted stock awards issued/restricted stock units released	470,500	—	—	—	—
Shares withheld to cover taxes related to vesting of restricted stock awards	(1,639)	—	(6)	—	(6)
Stock-based compensation	—	—	1,962	—	1,962
Net loss	—	—	—	(18,068)	(18,068)
Balance at March 31, 2019	28,712,174	$3	$422,360	$(451,214)	$(28,851)
Issuance of common stock in connection with the Private Placement (see Note 10)	17,777,779	2	68,322	—	68,324
Issuance of common stock - exercise of stock options	16,823	—	46	—	46
Restricted stock awards issued/restricted stock units released	6,000	—	—	—	—
Shares withheld to cover taxes related to vesting of restricted stock awards	(86,461)	—	(518)	—	(518)
Reclassification from financial instruments liability to equity	—	—	29,726	—	29,726
Stock-based compensation	—	—	2,515	—	2,515
Net loss	—	—	—	(35,450)	(35,450)
Balance at June 30, 2019	46,426,315	$5	$522,451	$(486,664)	$35,792
See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(71,812)	$(53,518)
Adjustments to reconcile net loss to net cash, cash equivalents and restricted cash used in operating activities:
Loss on issuance of financial instruments	64,049	674
Change in fair value of financial instruments	(34,075)	27,372
Stock-based compensation	9,435	4,477
Depreciation	123	132
Noncash lease expenses	364	319
Noncash interest expense	344	—
Changes in operating assets and liabilities:
Inventories	(872)	—
Prepaid and other assets	(853)	(985)
Accounts payable	1,697	(478)
Accrued expenses and other liabilities	(563)	(4,176)
Accrued compensation	2,274	(665)
Operating lease liabilities	(39)	(378)
Net cash, cash equivalents and restricted cash used in operating activities	(29,928)	(27,226)
Cash flows from investing activities:
Proceeds from sale of Softcup line of business	250	250
Maturities of short-term investments	8,233	—
Purchases of property and equipment	(536)	—
Net cash, cash equivalents and restricted cash provided by investing activities	7,947	250
Cash flows from financing activities:
Proceeds from issuance of common stock - exercise of warrants	2	6,273
Proceeds from issuance of common stock, warrants and purchase rights in connection with the 2019 Private Placement, net of financial advisory fees	—	75,400
Proceeds from issuance of common stock, net of discounts and commissions - Public Offering	103,738	—
Proceeds from issuance of common stock, net of commissions - ATM transactions	3,781	—
Proceeds from issuance of common stock - ESPP and exercise of stock options	337	46
Borrowings under convertible notes	25,000	—
Short-swing profit disgorgement	173	—
Repayment of Vendor Note	—	(4,010)
Cash paid for financing costs	(317)	(890)
Payments for tax withholdings related to vesting of restricted stock awards	(2,802)	(524)
Net cash, cash equivalents and restricted cash provided by financing activities	129,912	76,295
Net change in cash, cash equivalents and restricted cash	107,931	49,319
Cash, cash equivalents and restricted cash, beginning of period	16,625	1,761
Cash, cash equivalents and restricted cash, end of period	$124,556	$51,080
Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$5,219	$802
Financing costs included in accounts payable and accrued expenses	$550	$257
Purchases of property and equipment included in accounts payable and accrued expenses	$278	$—
Reclassification of financial instruments liability to equity	$11,015	$6,120

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

Evofem is a San Diego-based, commercial-stage biopharmaceutical company committed to developing and commercializing innovative products to address unmet needs in women’s sexual and reproductive health, including hormone-free, woman-controlled contraception and protection from certain sexually transmitted infections (STIs).

The Company’s first commercial product, Phexxi™ (lactic acid, citric acid, and potassium bitartrate) vaginal gel, was approved by the U.S. Food and Drug Administration (FDA) on May 22, 2020 and is the first and only FDA-approved, hormone-free, female-controlled, on-demand prescription contraceptive gel for women. Evofem’s pipeline product candidate, EVO100, is being evaluated for the prevention of chlamydia and gonorrhea in women - two of the most pervasive sexually transmitted diseases in the United States. Currently, there are no FDA-approved prescription products for the prevention of either of these dangerous infections.

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

The unaudited interim condensed consolidated financial statements included in this report have been prepared on the same basis as the Company’s audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, cash flows, and statements of convertible preferred stock and stockholders’ deficit for the periods presented. The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results expected for the full year. The condensed consolidated balance sheet as of December 31, 2019 was derived from the 2019 Audited Financial Statements.

Reclassification

We have separated the presentation of selling and marketing expenses from the total general and administrative expenses in the current period condensed consolidated statement of operations. As a result, a total $1.3 million and $2.4 million of reclassifications from general and administrative expenses to selling and marketing expenses for the three and six months ended June 30, 2019, respectively, have been made to prior year amounts to conform to the current period presentation.
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

The Company’s principal operations have been related to research and development (R&D), including development of Phexxi, as well as raising capital, recruiting personnel and establishing a corporate infrastructure to support a commercial product. The Company has no revenues and, as such, has incurred operating losses and negative cash flows from operating activities since inception. As described in Note 4- Convertible Notes and Note 10- Stockholders' Equity, during the six months ended June 30, 2020, the Company received gross proceeds of $25.0 million from the issuance of convertible notes in April and June 2020, net proceeds of approximately $103.7 million upon the sale and issuance of common stock pursuant to the Public Offering in June 2020, and $3.8 million from its “at the market” (ATM) program, net of commissions. As of June 30, 2020, the Company had cash and cash equivalents of $123.6 million, working capital of $66.1 million and an accumulated deficit of $585.0 million.
The Company is subject to risks common to other life science companies in the development and early commercial stage including, but not limited to, uncertainty regarding the success and timing of both its launch of Phexxi and the development of its pipeline product candidate, EVO100, potential disruption of its research and development and pre-commercialization activities as a result of the COVID-19 pandemic, lack of marketing and sales history, potential development by its competitors of new and competitive technological innovations, dependence on key personnel, market acceptance of Phexxi or any other future approved products, if any, product liability, protection of proprietary technology, ability to raise additional financing, and compliance with the FDA and other government regulations, including post marketing regulations. If the Company does not successfully commercialize Phexxi as planned, it will be unable to generate recurring product revenue or achieve profitability. Management’s plans to meet its short- and long-term operating cash flow requirements include obtaining additional funding, such as through the issuance of its common stock, from other equity or debt financings, or through collaborations or partnerships with other companies.

The Company anticipates it will continue to incur net losses for the foreseeable future and incur additional costs associated with being a public company. R&D expenses are expected to decrease in 2020 due to completion of the clinical phase of the AMPREVENCE Phase 2b clinical trial of EVO100 in December 2019, partially offset by the anticipation of initiating a Phase 3 clinical trial of EVO100 in the fourth quarter of 2020. Selling and marketing expenses are expected to increase significantly in 2020 due to the pre-commercialization activities in preparation for the anticipated launch of Phexxi in the United States, the initiation of full commercialization activities in September 2020, and post-launch commercialization activities for the remainder of 2020 and future periods. According to management estimates, liquidity resources as of June 30, 2020 are not sufficient to maintain its planned level of operations for the 12 months from the date of issuance of the condensed consolidated financial statements.

These circumstances and the uncertainties associated with the Company’s ability to (i) obtain additional equity or debt financing on terms that are favorable to the Company, (ii) enter into collaborative agreements with strategic partners and (iii) succeed in its future operations raise substantial doubt about the Company’s ability to continue as a going concern.

If the Company is not able to obtain the required funding in the near term, through equity or debt financings or other means, or is unable to obtain funding on terms favorable to the Company, this will have a material adverse effect on its operations and strategic development plan for future growth. If the Company cannot successfully raise additional funding and implement its strategic development plan, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible at a potentially lower amount than as recorded in the condensed consolidated financial statements, suspend or curtail planned programs or cease operations entirely. Any of these could materially and adversely affect its liquidity, financial condition and business prospects and the Company would not be able to continue as a going concern.
Subsequent events

Subsequent events were evaluated through the filing date of this Quarterly Report, August 4, 2020. See Note 7- Commitments and Contingencies for the discussion of a subsequent event which occurred in July 2020.

2.	Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto.

Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include, but are not limited to: the discount rate used in estimating the fair value of the lease right-of-use (ROU) assets and lease liabilities, assumptions used in estimating the fair value of warrants and purchase rights issued, the useful lives of property and equipment, the recoverability of long-lived assets, clinical trial accruals, assumptions used in estimating the fair value of stock-based compensation expense and in assessing the probability of achieving certain milestones associated with the performance-based restricted stock awards. The Company’s assumptions regarding the measurement of the Private Placement First Closing Warrants, the Private Placement Second Closing Warrants, the Baker First Closing Warrants, the Baker Second Closing Warrants, the Private Placement Purchase Rights, the Baker Purchase Rights, the lease ROU assets and lease liabilities, and stock-based compensation are more fully described in Note 4- Convertible Notes, Note 6- Fair Value of Financial Instruments, Note 7- Commitments and Contingencies, and Note 11- Stock-based Compensation. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances and adjusts when facts and circumstances dictate. The estimates are the basis for making judgments about the carrying values of assets and liabilities and recorded expenses that are not readily apparent from other sources. As future events and their effects cannot be determined with precision, actual results may materially differ from those estimates or assumptions.
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

Significant Accounting Policies

There have been no changes to the significant accounting policies that were described in Note 2 to the 2019 Audited Financial Statements during the second quarter of 2020, except the accounting policy for inventories and the Company's election of fair value option (FVO) to account for certain financial liabilities as described in Note 3- Inventories and Note 4- Convertible Notes, respectively.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of readily available cash in checking accounts, money market funds, and investments in fixed income debt securities with original maturities of less than three months. Restricted cash consists of cash held in monthly time deposit accounts and letters of credit, which are collateral for the Company’s credit cards, facility leases and fleet leases as described in Note 7- Commitments and Contingencies.
The following table provides a reconciliation of cash, cash equivalents and restricted cash, reported within the condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash and cash equivalents	$123,556	$50,679
Restricted cash	200	401
Restricted cash included in other noncurrent assets	800	—
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows	$124,556	$51,080
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

	Three and Six Months Ended June 30,
	2020	2019
Unvested restricted stock awards subject to repurchase	120,000	344,325
Unvested restricted stock units	—	151,500
Common stock to be purchased under the 2019 ESPP	67,324	42,290
Options to purchase common stock	8,449,016	6,134,179
Warrants to purchase common stock	10,426,107	6,369,270
Total	19,062,447	13,041,564
Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, Financial Instruments - Credit Losses, removing, modifying and adding certain disclosure requirements of ASC 326, Measurement of Credit Losses on Financial Instruments (ASU No. 2016-13), which requires credit losses relating to held-to maturity debt securities should be recorded through an allowance for credit losses. ASU No. 2016-13 was effective for the Company on January 1, 2020. The adoption of this new standard did not have a material impact on the Company's condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (ASU No. 2018-13), which removes, modifies and adds certain disclosure requirements on fair value measurements in ASC 820, Fair Value Measurements and Disclosures. ASU No. 2018-13 was effective for the Company on January 1, 2020. The adoption of this new standard did not have a material impact on the Company's condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other removing, modifying and adding certain disclosure requirements of ASC 350, Internal-Use Software (ASU No. 2018-15), which requires capitalizing implementation costs incurred to develop or obtain internal-use software in a cloud computing arrangement that is a service contract. ASU No. 2018-15 was effective for the Company on January 1, 2020. The adoption of this new standard did not have a material impact on the Company's condensed consolidated financial statements.

3.	Inventories

Inventories, consisting of purchased materials, direct labor and manufacturing overheads, are stated at the lower of cost, or net realizable value. Cost is determined on a first-in, first-out basis. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. At each balance sheet date, the Company evaluates ending inventories for excess quantities, obsolescence, or shelf-life expiration. The evaluation includes an analysis of the Company’s current and future strategic plans, anticipated future sales, the price projections of future demand, and the remaining shelf life of goods on hand. To the extent that management determines there are excess or obsolete inventory or quantities with a shelf life that is too near its expiration for the Company to reasonably expect that it can sell those products prior to their expiration, the Company adjusts the carrying value to estimated net realizable value.

Prior to regulatory approval from the FDA, the Company incurred expenses for the manufacture of its lead product Phexxi in order to ensure adequate supply of Phexxi to support its commercial launch. The Company began to capitalize the inventory costs associated with Phexxi in April 2020 when it was determined that the inventory had a probable future economic benefit. All purchased materials, direct labor and manufacturing overheads incurred after the FDA approval are capitalized.

As of June 30, 2020, inventories consisted of $0.2 million and $1.2 million of raw materials and work in process, respectively. The work in process balance represents all production costs incurred for partially completed goods.

4.	Convertible Notes

On April 23, 2020, the Company entered into a Securities Purchase and Security Agreement (the Securities Purchase Agreement) with certain affiliates of Baker Bros. Advisors LP, as purchasers (the Purchasers), and Baker Bros. Advisors LP, as designated agent, pursuant to which the Company agreed to issue and sell to the Purchasers (i) convertible senior secured promissory notes (the Baker Notes) in an aggregate principal amount of up to $25.0 million and (ii) warrants to purchase shares of common stock (the Baker Warrants) in a private placement.

At the initial closing date of April 24, 2020 (the Baker Initial Closing), the Company issued and sold Baker Notes with an aggregate principal amount of $15.0 million (the Baker First Closing Notes) and Baker Warrants exercisable for 3,073,770 shares of common stock (the Baker First Closing Warrants).

Following the Baker Initial Closing, the Purchasers had an option to purchase from the Company up to $10.0 million of Baker Notes (the Baker Purchase Rights) at the Purchasers’ discretion at any time prior to the Company receiving at least $100.0 million in aggregate gross proceeds from one or more sales of equity securities.

On June 5, 2020 (the Exercise Date), the Purchasers exercised the Baker Purchase Rights. At the second closing date of June 9, 2020, the Purchasers acquired the remaining Baker Notes with an aggregate principal amount of $10.0 million (the Baker Second Closing Notes) and Baker Warrants exercisable for 2,049,180 shares of common stock (the Baker Second Closing Warrants). With the completion of the Public Offering as further discussed in Note 10- Stockholders' Equity, the conversion price of the Baker Notes and the exercise price of the Baker Warrants is $2.44. The Baker Warrants have a five-year term with a cashless exercise provision and are immediately exercisable at any time from their respective issuance date.

The Baker Notes have a five-year term, with no pre-payment ability. Interest on the unpaid principal balance of the Baker Notes (the Outstanding Balance) accrues at 10.0% per annum with interest accrued during the first year from the two respective closing dates recognized as payment-in-kind. Accrued interest beyond the first year of the respective closing dates are to be paid in arrears on a quarterly basis in cash or recognized as payment-in-kind, at the direction of the Purchasers. Interest expense for the three and six months ended June 30, 2020 was approximately $0.3 million, which was accrued and included in the total fair value of convertible notes payable on the accompanying condensed consolidated balance sheet as of June 30, 2020.

The Baker Notes are convertible at any time at the option the Purchasers at the conversion aforementioned price. The Baker Notes are callable by the Company on 10 days’ written notice beginning on the third anniversary of the Baker Initial Closing. The call price will equal 100% of the Outstanding Balance plus accrued and unpaid interest if the Company’s common stock as measured using a 30-day volume weighted average price (VWAP) is greater than the benchmark price of $4.99 as stated in the Securities Purchase Agreement, or 110% of the Outstanding Balance plus accrued and unpaid interest if the VWAP is less than such benchmark price. The Purchasers also have the option to require the Company to repurchase all or any portion of the Baker Notes in cash if certain events occur. In a repurchase event as defined in the Securities Purchase Agreement, the repurchase price will equal 110% of the Outstanding Balance plus accrued and unpaid interest. In an event of default or the Company’s change of control, the repurchase price will equal to the sum of (x) three times of the Outstanding Balance plus (y) the aggregate value of future interest that would have accrued.

The Company's stockholders approved the issuance of the shares issuable upon conversion of the Baker Notes and the exercise of the Baker Warrants in order to comply with Nasdaq Listing Rules 5635(b) and 5635(d) at its special meeting of stockholders held on June 18, 2020 (the Approval Date).

The Company elected the FVO under ASC 825, Financial Instruments, for the Baker Notes as they are qualified financial instruments and are, in whole, classified as liabilities. Under the FVO, the Company recognized the hybrid debt instrument at fair value inclusive of embedded features. The Company also determined that the Baker Warrants and the Baker Purchase Rights were free standing financial instruments and were classified as liabilities at the time of issuance in accordance with ASC 480, Distinguishing Liabilities From Equity (ASC 480) due to the required stockholders’ approval noted above.

Under the valuation methods as described in Note 6- Fair Value Financial Instruments, the Company recorded the following in the condensed consolidated financial statements related to the Baker Notes and Baker Warrants during the quarter ended June 30, 2020: (i) an aggregate of $58.1 million in convertible notes and an aggregate of $46.7 million for warrants and purchase rights liability at the Baker Initial Closing and Exercise Date; (ii) a $64.0 million loss on issuance of financial instruments recognized at the Baker Initial Closing and Exercise Date the condensed consolidated statement of operations; (iii) an aggregate $34.1 million change in fair value of financial instruments as a result of mark-to-market adjustments on the Baker Notes, Baker Warrants and Baker Purchase Rights recognized respectively at the Exercise Date, Approval Date and the quarter ended June 30, 2020, in the condensed consolidated statement of operations; (iv) a $15.8 million reclassification from purchase rights liability to the convertible notes and warrants liability on the Exercise Date; and (v) a $11.0 million reclassification from warrants liability to additional paid-in capital in the condensed consolidated balance sheet on the Approval Date. In addition, the Company concluded that there was no change in the underlying instrument-specific credit risk between the issuance dates for the Baker Notes and June 30, 2020, and, therefore there was no change recognized in the fair value of the convertible notes associated with differences in credit risk that would be presented separately as a component of other comprehensive income.

The Baker Notes contain various customary affirmative and negative covenants agreed to by the Company. The Company was in compliance with all applicable covenants at June 30, 2020. The Baker Notes also include customary events of default as defined in the Securities Purchase Agreement, such that, in an event of default, the Purchasers will have the right to accelerate repayment of the aggregate loan balance then outstanding.

5.    Balance Sheet Details
Short-term Investments
Short-term investments consist of held-to-maturity securities that will be due in one year or less. The following table illustrates the held-to-maturity securities’ amortized costs at purchase and the fair value for the period presented (in thousands). All the short-term investments at December 31, 2019 matured during the six months ended June 30, 2020.

December 31, 2019	Amortized Cost Basis	Unrealized Gains	Fair Value
Fixed income debt securities	$8,233	$42	$8,275
Total held-to-maturity securities	$8,233	$42	$8,275
Prepaid and Other Current Assets
Prepaid and other current assets consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Selling and marketing related costs	$614	$491
Prepaid manufacturing costs	608	—
Other receivables	461	436
Flex note receivable (1)	250	250
Short-term deposit	150	150
Insurance	127	481
Other	484	505
Total	$2,694	$2,313
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
Property and Equipment, Net
Property and equipment, net, consists of the following (in thousands):

	Useful Life	June 30, 2020	December 31, 2019
Research equipment	5 years	$615	$608
Computer equipment and software	3 years	164	13
Office furniture	5 years	205	205
Leasehold improvements	5 years or less	340	340
Construction in-process	—	732	77
		2,056	1,243
Less: accumulated depreciation		(972)	(849)
Total, net		$1,084	$394
Depreciation expense was approximately $0.1 million for both the three months ended June 30, 2020 and 2019, and for both the six months ended June 30, 2020 and 2019, respectively.

Other Noncurrent Assets
Other noncurrent assets consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Flex note receivable, net of current portion	$—	$250
Prepaid directors & officers' insurance	267	320
Restricted cash included in noncurrent assets	800	750
Total	$1,067	$1,320

Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Clinical studies	$72	$585
Marketing and public relations	758	—
Legal and other professional fees	730	1,652
Manufacturing related costs	516	—
Other	521	547
Total	$2,597	$2,784

6.    Fair Value of Financial Instruments
The fair values of the Company’s assets, including the money market funds, investments in marketable fixed income debt securities classified as cash and cash equivalents, investments in marketable fixed income debt securities classified as held-to-maturity and Flex Note receivable, and the fair value of the Company’s convertible notes measured on a recurring basis are summarized in the following tables, as applicable (in thousands).

	June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$122,163	$122,163	$—	$—
Flex note receivable	250	—	250	—
Total assets	$122,413	$122,163	$250	$—

Convertible notes payable	$43,958	$—	$—	$43,958
Total liabilities	$43,958	$—	$—	$43,958

	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$7,064	$7,064	$—	$—
Fixed income debt securities classified as cash and cash equivalents	6,749	—	6,749	—
Fixed income debt securities classified as short-term investments	8,275	—	8,275	—
Flex note receivable	500	—	500	—
Total assets	$22,588	$7,064	$15,524	$—
_______________________
(1) Included as a component of cash and cash equivalents on the accompanying condensed consolidated balance sheet.
The Baker Warrants and the Baker Purchase Rights, and the Private Placement First Closing Warrants and the Private Placement Purchase Rights as discussed in Note 4- Convertible Notes and Note 9- 2019 Private Placement, respectively, were determined to be classified as liabilities. Therefore, they were stated at fair value at issuance and subject to mark-to-market at each reporting date until a subsequent event occurs that would change their classification. They were considered Level 3 instruments because the fair value measurement was based, in part, on significant inputs not observed in the market.

The following table summarizes the changes in Level 3 financial liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2020 and 2019.

	Baker First Closing Notes	Baker Second Closing Notes	Total
Balance at December 31, 2019	$—	$—	$—
Initial liability at issuance	37,405	20,715	58,120
Change in fair value	(11,030)	(3,132)	(14,162)
Balance at June 30, 2020 (2)	$26,375	$17,583	$43,958
_____________________
(2) The convertible notes payable as of June 30, 2020 on the accompanying condensed consolidated balance sheet also includes approximately $0.3 million accrued interest on the Baker Notes.

	Baker First Closing Warrants	Baker Purchase Rights	Baker Second Closing Warrants	Total
Balance at December 31, 2019	$—	$—	$—	$—
Initial liability at issuance	14,007	27,636	5,098	46,741
Change in fair value	(7,408)	(11,823)	(682)	(19,913)
Reclassification from liability to equity	(6,599)	—	(4,416)	(11,015)
Exercise of Baker Purchase Rights for convertible notes	—	(10,715)	—	(10,715)
Exercise of Baker Purchase Rights for warrants	—	(5,098)	—	(5,098)
Balance at June 30, 2020	$—	$—	$—	$—

	Private Placement Warrants	Private Placement Purchase Rights
Balance at December 31, 2018	$—	$—
Initial liability at issuance	3,611	3,183
Change in fair value	3,315	19,617
Reclassification from liability to equity	(6,926)	(22,800)
Balance at June 30, 2019	$—	$—

Baker Notes

The fair value of the Baker Notes issued as described in Note 4- Convertible Notes, and subsequent changes in fair value recorded at the June 30, 2020 reporting date, were determined using a lattice model for the future value of the Company's common stock which incorporated the impact of assumptions related to a potential change of control event, the maturity term of the Baker Notes, the probability of an event of voluntary conversion of the Baker Notes, exercise of the put right, and exercise of the Company's call right. A Monte Carlo simulation was used to determine the occurrence of such events in the lattice model.

Baker Warrants and Private Placement Warrants

The fair value of the Baker Warrants issued during the second quarter of 2020 as described in Note 4- Convertible Notes, and the fair value of the Private Placement First Closing Warrants issued during the second quarter of 2019 as described in Note 9- 2019 Private Placement, and the respective changes in fair value of these warrants as a result of mark-to-market, were determined using the Black-Scholes option pricing model based on the following weighted-average assumptions for the periods indicated.

	Three and Six Months Ended June 30,
	2020	2019
Expected volatility	93.7%	75.0%
Risk-free interest rate	0.4%	2.2%
Expected dividend yield	—%	—%
Expected term (years)	4.9	6.9

Baker Purchase Rights and Private Placement Purchase Rights

The fair value of the Baker Purchase Rights, and the subsequent change in fair value of these rights upon exercise of such rights, was determined as the maximum of (i) the fair value of rights to purchase the additional $10 million Baker Notes and (ii) the fair value of the shares of on as-if converted basis, which was determined by the lattice model. The fair value of rights to purchase an additional 2,049,180 Baker Warrants was valued using a Geske option-pricing model. The Geske model was based on the applicable assumptions, including the underlying stock price, warrant exercise price, the exercise price of the rights to purchase the Baker Warrants, the term of the Baker Warrants, the term of the rights to purchase the Baker Warrants, the expected volatility of the Company’s peer group, risk-free interest rate and expected dividend.

The fair value of the Private Placement Purchase Rights issued in connection with the 2019 Private Placement, and the change in fair value of the Private Placement Purchase Rights as a result of the mark-to-market upon stockholder approval of the 2019 Private Placement, was determined using a combination of a lattice model and a Black-Scholes option-pricing model. The lattice model was used to determine a range of future value of the Company's common stock. The Black-Scholes option-pricing model was based on the applicable assumptions, including the future value of the Company's common stock as determined by the lattice model, warrant exercise price, time to expiration, expected volatility of our peer group, risk-free interest rate and expected dividend.

7.    Commitments and Contingencies
Operating Leases
Fleet Lease

In December 2019, the Company (the Lessee) and Enterprise FM Trust (the Lessor) entered into a Master Equity Lease Agreement (the Fleet Lease Agreement), whereby the Company leases vehicles to be delivered by the Lessor from time to time with various monthly costs depending on the vehicles delivered for a term of 36 months, commencing on each corresponding delivery date. The leased vehicles are for use by eligible employees of the Company's commercial operations personnel (the Fleet Lease). There were a total of 5 and 16 vehicles delivered during the three and six months ended June 30, 2020, respectively. The Company maintains a letter of credit as collateral in favor of the Lessor, which was included in restricted cash in the condensed consolidated balance sheet. This letter of credit decreased $0.3 million during the second quarter of 2020 and was $0.1 million as of June 30, 2020. In July 2020, the Company provided an additional $0.2 million to a total of $0.3 million in the letter of credit. There was no such amount as of December 31, 2019. The Company determined that the leased vehicles are accounted for as operating leases under ASC 842, Leases (ASC 842).

2020 Lease and the First Amendment
On October 9, 2019, the Company entered into an office lease for approximately 24,474 square feet (Existing Premises) pursuant to a non-cancelable lease agreement (the 2020 Lease). The 2020 Lease commenced on April 1, 2020 and will expire on September 30, 2025, unless terminated earlier in accordance with its terms. The Company has a right to extend the term of the lease for an additional five years and does not anticipate to exercise such extension. The Company provided the landlord with a $750,000 security deposit in the form of a letter of credit for the Existing Premises. On April 14, 2020, the Company entered into the first amendment to the 2020 Lease for an additional 8,816 rentable square feet of the same office location (Expansion Premises), which shall commence on the earlier of the date of substantial completion of the leasehold improvements in the Expansion Premises or September 1, 2020 (Expansion Premises Commencement Date), and expire on September 30, 2025. The Company provided an additional $50,000 in a letter of credit for the Expansion Premises. As of June 30, 2020 and December 31, 2019, restricted cash maintained as collateral for the Company’s security deposit was $0.8 million, respectively.

2015 Lease

Effective January 30, 2015, Private Evofem entered into a sublease for office space under a noncancelable lease agreement that expired in March 2020 (the 2015 Lease), which is the Company’s primary office space. The sublease provided for two renewal periods of five years each, but the sub-lessor did not renew its lease. In lieu of paying a security deposit directly to the sub-lessor, the Company maintained a time deposit in favor of the sub-lessor (the Deposit), which is included in restricted cash in the condensed consolidated balance sheets. During months 13 through 58 of the 2015 Lease term, subject to certain restrictions, approximately $5,000 of the Deposit was released each month through November 2019 and approximately $66,000 of the Deposit was released each month between December 2019 and March 2020. The 2015 Lease expired on March 31, 2020. As of June 30, 2020 and December 31, 2019, restricted cash maintained as collateral for the Company’s Deposit was zero and $0.3 million, respectively.

Leased Space
In August 2017, the Company entered into a manufacturing and supply agreement with an outside supplier for a term of one year from August 2017. This agreement was further renewed by both parties to cover the period from August 2018 to September 2019. Under the agreement, the supplier provides a dedicated packaging space for the Company at a fixed monthly cost. The Company determined that this dedicated space is accounted for as an operating lease under ASC 842. The lease for this space expired in September 2019.

Supplemental Financial Statement Information

Lease Assets and Liabilities (in thousands)	June 30, 2020	December 31, 2019
Operating right-of-use assets	$5,015	$160
Operating lease liabilities- current	$542	$197
Operating lease liabilities- noncurrent	$4,711	$—

		Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost (in thousands)	Classification	2020	2019	2020	2019
Operating lease expense	Research and development	$105	$83	$155	$165
Operating lease expense	Selling and marketing	76	20	131	41
Operating lease expense	General and administrative	171	83	246	171
Total		$352	$186	$532	$377

Lease Term and Discount Rate	June 30, 2020	December 31, 2019
Weighted Average Remaining Lease Term (in years)	5.10	0.25
Weighted Average Discount Rate	12%	12%

Maturity of Operating Lease Liabilities (in thousands)	June 30, 2020	December 31, 2019
Remainder of 2020	$(92)	$201
Year ending December 31, 2021	1,543	—
Year ending December 31, 2022	1,673	—
Year ending December 31, 2023	1,599	—
Year ending December 31, 2024	1,612	—
Year ending December 31, 2025	1,104	—
Total lease payments	7,439	201
Less: imputed interest	(2,186)	(4)
Total	$5,253	$197

	Six Months Ended June 30,
Other information (in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows in operating leases	$225	$427

Other Contractual Commitments
In November 2019, the Company entered into a supply and manufacturing agreement with a third-party to manufacture Phexxi and potentially other product candidates in accordance with all applicable current good manufacturing practices (cGMP) regulations, pursuant to which the Company has certain contractual commitments commencing in 2020.
In accordance with the aforementioned Fleet Lease Agreement, the Company has certain contractual commitments for the vehicles to be delivered for use by the Company's sales force, for which ROU assets and lease liabilities will be recognized upon delivery. The Company also has certain contractual obligations upon the Expansion Premises Commencement Date.
Contingencies
From time to time the Company may be involved in various lawsuits, legal proceedings or claims that arise in the ordinary course of business. There were no claims or actions pending against the Company as of June 30, 2020 and December 31, 2019, which management believes would have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.
Intellectual Property Rights
In 2014, Private Evofem entered into an amended and restated license agreement with Rush University (the Rush License Agreement) pursuant to which Rush University granted Private Evofem an exclusive, worldwide license of certain patents and know-how related to its multipurpose vaginal pH modulator technology authorizing Private Evofem to make, distribute and commercialize products and processes for any and all therapeutic, prophylactic and/or diagnostic uses, including, without limitation, use for female vaginal health and/or birth control. Pursuant to the Rush License Agreement, the Company is obligated to pay to Rush University an earned royalty based upon a percentage of net sales in the range of mid-single digits. Commencing on January 1 of year three after a product has received regulatory approval and has been introduced to market, the Company may become obligated to pay minimum annual royalties, to the extent the earned royalty or sublicensing fees, as applicable, do not exceed the minimum annual royalties.
In October 2015, the Company entered into separate sublicense agreements (the Sublicenses) with WomanCare Global Trading CIC (WCGCIC) for a contraceptive vaginal ring for aggregate consideration of (i) payments or potential payments to WCGCIC of (a) an upfront payment of $10.0 million, (b) potential regulatory and commercial milestone payments up to $32.0 million, (c) potential royalty payments on net product sales and (d) potential royalty payments on net sales of an equivalent generic product and (ii) $5.0 million in annual sublicense fees through October 1, 2019 to WCGCIC.
During the first quarter of 2019, the Sublicenses were reassigned to WCG Cares, upon which, the unpaid sublicense fees ceased accruing interest and all accrued sublicense fees and interest expense of $1.3 million were transferred and became payable to WCG Cares. During the third quarter of 2019, the Company and WCG Cares entered into a settlement agreement, whereby the Company paid $1.0 million to WCG Cares to settle the entire outstanding balance. The Company recorded the difference of $0.3 million as a concession recorded within other income (expense) in its condensed consolidated statement of operations during the third quarter of 2019. See Note 8- Related-party Transactions for a summary of the Company’s transactions with WCGCIC, WomanCare Global International, a non-profit organization registered in England and Wales (WCGI) and related entities, and WCG Cares.

8.    Related-party Transactions
Consulting Agreements
Effective April 1, 2017, the Company entered into a two-year consulting agreement with Thomas Lynch, the former chairman of the Company’s board of directors (the 2017 Consulting Agreement). The 2017 Consulting Agreement expired in accordance with its terms on March 31, 2019. This 2017 Consulting Agreement provided for (i) annual compensation of $0.4 million, including $0.1 million related to his board services and (ii) a stock option for the purchase of 6,416 shares of common stock that was to vest quarterly through March 31, 2018, which remained unissued at the time of the Merger.
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
Consulting fees incurred under the 2017 and 2019 Consulting Agreements were zero and $0.3 million for the three months ended June 30, 2020 and 2019, respectively, and $0.1 million and $0.4 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020 and December 31, 2019, accrued compensation, excluding board fees, owed to Mr. Lynch was zero and $0.4 million, respectively.

Transactions with WCGI and Related Entities
From 2009 to 2016, Ms. Saundra Pelletier was the founding CEO of WCGI. In February 2013, Private Evofem and WCGI formed an alliance (the WCGI Alliance) and Ms. Pelletier also became Private Evofem’s CEO. Concurrent with the forming of the WCGI Alliance, Private Evofem and WCGI entered into (i) a service agreement to which the companies shared resources and employees and (ii) a three-year grant agreement under which Private Evofem provided funding to WCGI.
From 2011 to 2017, Ms. Pelletier served as a director of the board of WomanCare Global Trading, Inc., a WCGI subsidiary. As described in Note 7- Commitments and Contingencies, in October 2015, Private Evofem, through its wholly-

owned subsidiaries, entered into two sublicense agreements whereby Private Evofem was responsible for paying $5.0 million in annual sublicense fees, net of amounts paid under the grant agreement during 2015, to WCGCIC, also a WCGI affiliate.
Effective January 2016, Private Evofem and WCGI entered into a shared-services agreement (the SSA), which replaced the prior service agreement. Under the terms of the SSA, Private Evofem and WCGI cross charged the other company’s services provided by each entity on behalf of the other. The SSA also allowed for netting of due to and due from shared-services fees. In July 2019, the SSA was terminated. Services provided under the SSA on behalf of WCGI were immaterial for the three and six months ended June 30, 2019. The amounts of receivables and payables related to the Company’s transactions with WCGI related entities as of June 30, 2019 and for the three and six months ended June 30, 2019 were immaterial. All accrued sublicense fees and interest expense related to the Sublicenses as of December 31, 2018 became payable to WCG Cares during the first quarter of 2019.
Transactions with WCG Cares

In 2013, WCG Cares, a 501(c)(3) nonprofit organization, was incorporated under the laws of the State of California. Its primary purpose is to directly engage in and/or fund the development and implementation of programs that promote reproductive health, education, research and increased access to high-quality, innovative and affordable reproductive healthcare and healthcare products around the world. Ms. Pelletier served as the CEO and President of WCG Cares from 2013 to November 2017. She was a member of its board from November 2017 to March 1, 2020, and also served as chair of its board of directors from November 2017 to May 2018. Additionally, Mr. Justin J. File served as WCG Cares' Chief Financial Officer from November 2017 to May 2018. Dr. Kelly Culwell served as WCG Cares' Chief Medical Officer from November 2017 to December 2018. Dr. Culwell was also appointed to its board of directors in January 2019 with a term of three years until December 31, 2021. See shared-services agreement discussion below.

In March 2018, the Company and WCG Cares entered into a shared-services agreement (the Cares Shared Services Agreement). Under the terms of the Cares Shared Services Agreement, the Company and WCG Cares cross charged services provided by each entity (or their subsidiaries) on behalf of the other. The Cares Shared Services Agreement also allowed for netting of due to and due from shared-services fees. In July 2019, the Company provided a notice of termination to WCG Cares to terminate the Cares Shared Services Agreement effective September 2019. Services provided under the Cares Shared Services Agreement on behalf of WCG Cares were immaterial for the three and six months ended June 30, 2019, and the net shared-services due to the Company were immaterial as of June 30, 2019.

Variable Interest Entity Considerations
Due to shared management and numerous agreements between the Company and WCGI and the Company and WCG Cares, management reviewed its relationship with both WCGI and its subsidiaries and WCG Cares in accordance with the authoritative guidance for variable interest entities within ASC 810, Consolidation. The Company concluded that due to WCGI’s and WCG Cares’ status as not-for-profit entities, the scope exception from qualifying as a variable interest entity was met and, therefore, the Company is not required to consolidate WCGI or WCG Cares.

9.    2019 Private Placement

On April 10, 2019, the Company entered into a Securities Purchase Agreement with PDL BioPharma, Inc., a Delaware corporation (PDL), funds discretionally managed by Invesco Ltd. (Invesco) and funds managed by Woodford Investment Management Ltd. (WIM, collectively with Invesco and PDL, the 2019 Purchasers), providing for the issuance and sale to the 2019 Purchasers of an aggregate of up to $80 million of the Company’s common stock, par value $0.0001 per share (the Private Placement Shares) at a purchase price of $4.50 per share, and warrants to purchase shares of common stock with an exercise price of $6.38 per share (collectively, the Private Placement Securities) in a private placement (the Private Placement) to be funded in up to two separate closings.

The first closing was completed on April 11, 2019 (the Private Placement First Closing), pursuant to which the Company (i) issued and sold to PDL 6,666,667 shares of its common stock and warrants to purchase up to 1,666,667 shares of common stock (the Private Placement First Closing Warrants) and (ii) provided to the 2019 Purchasers an option, but not an obligation, from the Company to issue and sell to each 2019 Purchaser the shares of common stock and warrants as specified in the aforementioned Securities Purchase Agreement during the period beginning on April 11, 2019 and ending on June 10, 2019 (the Private Placement Purchase Rights). The total consideration for the Private Placement First Closing was $30 million.

The second closing was completed on June 10, 2019 (the Private Placement Second Closing), pursuant to which the Company issued and sold to PDL, Invesco and WIM (i) 6,666,667, 2,222,222 and 2,222,223 shares of its common stock, respectively and (ii) warrants to purchase up to 1,666,667, 555,556 and 555,556 shares of common stock (the Private Placement Second Closing Warrants), respectively, for an aggregate purchase price of $50 million. Shares of common stock issued to WIM included one voting share issued in connection with the issuance of its warrants.

The Company’s stockholders approved the Private Placement at its 2019 Annual Meeting of Stockholders held on June 5, 2019 (the Private Placement Approval Date).

The warrants have a 7-year term and will become exercisable at any time on or after the date that is six (6) months following their respective issuance dates. The Company determined the Private Placement First Closing Warrants were free standing financial instruments and liability classified in accordance with ASC 480 due to the requirement to obtain stockholder approval pursuant to Nasdaq Listing Rule 5635(b). The Company utilized the Black-Scholes option-pricing model to calculate the fair value of warrants at issuance and on the Private Placement Approval Date for the Private Placement First Closing Warrants, and recorded the following in the condensed consolidated financial statements for the three months ended June 30, 2019: (i) $3.6 million warrant liability at issuance; (ii) $3.3 million change in fair value of warrants in the condensed consolidated statement of operations as a result of mark-to-market on the Private Placement Approval Date; and (iii) $6.9 million reclassification from warrant liability to additional paid-in capital in the condensed consolidated balance sheet on the Private Placement Approval Date.

The Private Placement Second Closing Warrants were determined to be free standing financial instruments and equity classified in accordance with ASC 815, Derivatives and Hedging. The Company utilized the Black-Scholes option-pricing model to calculate the fair value of warrants at issuance and recorded an estimated fair value of $12.7 million as additional paid-in capital in the condensed consolidated balance sheet.

The Company also determined the Private Placement Purchase Rights were free standing financial instruments and liability classified in accordance with ASC 480 due to the stockholder approval provision noted above. As described in Note 6- Fair Value Financial Instruments, the Company utilized a combination of a lattice model and a Black-Scholes option-pricing model to calculate the fair value of the Private Placement Purchase Rights at issuance and on the Private Placement Approval Date. The Company recorded the following in the condensed consolidated financial statements during the second quarter of 2019: (i) $3.2 million purchase rights liability at issuance for the purchase rights provided to PDL; (i) $0.7 million loss on issuance of purchase rights at issuance in the condensed consolidated statement of operations for the purchase rights provided to Invesco and WIM; (iii) $19.6 million change in fair value of purchase rights in the condensed consolidated statement of operations as a result of mark-to-market on the Private Placement Approval Date; and (iii) $22.8 million reclassification from purchase rights liability to additional paid-in capital in the condensed consolidated balance sheet on the Private Placement Approval Date.

Upon completion of the Private Placement First Closing and Private Placement Second Closing, the Company received proceeds of approximately $28.2 million and $47.2 million, net of $1.8 million and $2.8 million in advisory fees to financial advisors, respectively, and used these proceeds for clinical research and development purposes, including resubmission of the New Drug Application for Phexxi to the FDA, pre-commercialization activities, and for general corporate purposes.

Additionally, upon completion of the Private Placement Second Closing, the previously issued WIM Warrants and Reload Warrants (as defined below) to purchase up to 475,000 shares and 1,188,029 shares of common stock, respectively, were canceled. See Note 10- Stockholders' Equity for additional details on the Reload Warrants. The Company included such cancellation in valuing the purchase rights described above.

10.    Stockholders' Equity

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

The Company determined that the incremental fair value as a result of the modification to these warrants from the change of the exercise price was approximately $1.4 million and $0.5 million for the WIM Warrants and Public Offering Warrants, respectively, which were recorded as a change in fair value of warrants in the condensed consolidated statement of operations for the three months ended June 30, 2019.

In addition, on February 8, 2019 and per the terms of the Repricing Letter Agreements, the Company issued warrants to purchase up to 1,188,029 shares of the Company’s common stock (Reload Warrants) to the holders' party to the Repricing Letter Agreements at an exercise price of $5.20 per share. The Company determined the Reload Warrants are free standing financial instruments and equity classified in accordance with ASC 480. Since the Reload Warrants were issued in addition to the reduced exercise price to induce Holders of WIM Warrants and common warrants to exercise their warrants, the Company determined the fair value of the Reload Warrants was also the incremental fair value as a result of the modification to the WIM warrants and common warrants exercised. To determine the fair value of the Reload Warrants, the Company utilized the Black-Scholes option-pricing model, which resulted in an estimated fair value of the Reload Warrants of $2.5 million, which was recorded as additional paid-in capital in the condensed consolidated balance sheet and change in fair value of warrants in the condensed consolidated statement of operations for the three months ended June 30, 2019.

On June 10, 2019, upon the Second Closing of the Private Placement as discussed at Note 9- 2019 Private Placement, the remaining WIM Warrants to purchase up to 475,000 shares of common stock and all Reload Warrants were cancelled. Warrants to purchase an aggregate of 4,444,446 shares of common stock were issued in connection with the Private Placement at an exercise price of $6.38 per share in April and June 2019.

In April and June 2020, pursuant to the Securities Purchase Agreement as discussed in Note 4- Convertible Notes, the Company issued warrants to purchase up to 5,122,950 shares of common stock in a private placement at an exercise price of $2.44 per share.

As of June 30, 2020, warrants to purchase up to 10,426,107 shares of the Company’s common stock remain outstanding at a weighted average exercise price of $4.54 per share. These warrants are summarized below:

Type of Warrants	Underlying Common Stock to be Purchased	Exercise Price	Issue Date	Exercise Period
Common Warrants	878	$51.24	March 30, 2012	March 30, 2012 to March 30, 2022
Common Warrants	1,171	$51.24	August 17, 2012	August 17, 2012 to July 17, 2022
Common Warrants	7,806	$3.69	June 11, 2014	June 11, 2014 to June 11, 2024
Common Warrants	848,674	$7.50	May 24, 2018	May 24, 2018 to May 24 2025
Common Warrants	182	$7.50	June 26, 2018	June 26, 2018 to June 26, 2025
Common Warrants	1,666,667	$6.38	April 11, 2019	October 11, 2019 to April 11, 2026
Common Warrants	2,777,779	$6.38	June 10, 2019	December 10, 2019 to June 10, 2026
Common Warrants	3,073,770	$2.44	April 24, 2020	April 24, 2020 to April 24, 2025
Common Warrants	2,049,180	$2.44	June 9, 2020	June 9, 2020 to June 9, 2025
Total	10,426,107
Common Stock
Effective January 17, 2018 and in connection with the Merger, the Company amended and restated its certificate of incorporation, under which the Company is currently authorized to issue up to 300,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of preferred stock, $0.0001 par value per share.

Public Offering

On June 5, 2020, the Company completed an underwritten public offering (the Public Offering), whereby the Company issued 28,500,000 shares of common stock at a price to the public of $3.50 per share (the Public Offering Price). The Company received proceeds from the Public Offering of $93.2 million, net of underwriting discounts. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 4,275,000 shares of its common stock at the Public Offering Price, less applicable underwriting discounts. The common stock issued in the Public Offering were registered pursuant to a shelf registration statement on Form S-3 filed with the SEC on November 18, 2019 and declared effective on December 2, 2019.

On June 10, 2020, the Company issued an additional 3,200,000 shares of common stock upon exercise of the underwriters’ overallotment option and received proceeds from the exercise of $10.5 million, net of underwriting discounts.

At the Market Program

In November 2019, the Company entered into an Equity Distribution Agreement (the Equity Distribution Agreement) with Piper Sandler & Co. (Piper Sandler), which provided the Company the ability to offer and sell shares of its common stock in ATM offerings (as defined in Rule 415 of the Securities Act of 1933, as amended) having an aggregate offering price up to $50 million from time to time through Piper Sandler acting as sales agent. On June 2, 2020, in connection with the Public Offering discussed in Note 10- Stockholders’ Equity, the Equity Distribution Agreement was terminated. During the six months ended June 30, 2020, the Company received proceeds of approximately $3.8 million in cash and cash equivalents (including $0.3 million that was included in other receivables in the condensed consolidated balance sheet at December 31, 2019), net of commissions, from the sale of 676,656 shares of its common stock.

Short-swing Profit Disgorgement

In June 2020, the Company received an aggregate of $0.2 million from short-swing profit disgorgement, which is included as an increase to additional paid-in capital in the condensed consolidated statement of stockholders’ equity and as a financing activity in the condensed consolidated statement of cash flows.

Common Stock Reserved for Future Issuance
Common stock reserved for future issuance is as follows in common equivalent shares as of June 30, 2020:

Common stock issuable upon the exercise of stock options outstanding	8,449,016
Common stock issuable upon the exercise of common stock warrants	10,426,107
Common stock available for future issuance under the 2019 ESPP	1,354,968
Common stock available for future issuance under the Amended and Restated 2014 Plan	1,940,777
Common stock available for future issuance under the Amended Inducement Plan	798,375
Total common stock reserved for future issuance	22,969,243

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

11.    Stock-based Compensation

Equity Incentive Plans
The following table summarizes stock-based compensation expense related to stock options, restricted stock awards (RSAs) and RSUs granted to employees and non-employee directors included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$916	$369	$1,398	$657
Selling and marketing	1,121	310	1,659	537
General and administrative	3,997	1,836	6,378	3,283
Total	$6,034	$2,515	$9,435	$4,477
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
On September 15, 2014, Neothetics’ board of directors adopted, and stockholders approved, the 2014 Equity Incentive Plan (the 2014 Plan), which was amended and restated on each of May 2018 and February 26, 2019 (the Amended and Restated 2014 Plan), which among other things, increased the number of authorized shares under the 2014 Plan from 749,305 to an aggregate of 7,800,000 shares. On February 25, 2020, the Company’s board of directors approved, subject to stockholder approval, and recommended its stockholders approve at the 2020 Annual Meeting, an additional 2,000,000 authorized shares reserved for issuance under the Amended and Restated 2014 Plan to an aggregate of 11,725,515 shares, including the Evergreen Shares discussed below. Such stockholder approval was obtained on May 12, 2020. Per the terms of the Amended and Restated 2014 Plan, the shares reserved will automatically increase on each January 1 through 2024, by an amount equal to the smaller of (i) 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31; or (ii) an amount determined by our board of directors. This provision resulted in an additional 1,925,515 shares (Evergreen Shares) added to the total number of authorized shares on January 1, 2020. As of June 30, 2020, there were 1,940,777 shares available to grant under the Amended and Restated 2014 Plan.
On July 24, 2018, upon the recommendation by the Compensation Committee, the board of directors adopted the Evofem Biosciences, Inc. 2018 Inducement Equity Incentive Plan (the Inducement Plan), pursuant to which the Company reserved 250,000 shares for the issuance of equity awards under the Inducement Plan. The Inducement Plan was amended effective February 25, 2020 (the Amended Inducement Plan), which increased the number of authorized shares to an aggregate of 1,250,000 shares. The only persons eligible to receive awards under the Inducement Plan are individuals who satisfy the standards for inducement grant recipients under Nasdaq Marketplace Rule 5635(c)(4), generally, a person not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with the Company. As of June 30, 2020, there were 798,375 shares available to grant under the Inducement Plan.

Stock Options

There were 767,000 and 384,000 shares of stock options granted during the three months ended June 30, 2020 and 2019, respectively, and 2,242,485 and 443,000 shares of stock options granted during the six months ended June 30, 2020 and 2019, respectively. Of the total stock options granted during the six months ended June 30, 2020, 1,027,400 were granted out of the share reserve increase approved by the board of directors under the Amended and Restated 2014 Plan on February 25, 2020 and were subject to the Company obtaining the requisite stockholder approval. This stockholder approval was obtained on May 12, 2020.

As of June 30, 2020, unrecognized stock-based compensation expense for employees and non-employee stock options was approximately $11.2 million, which the Company expects to recognize over a weighted-average remaining period of 2.3 years, assuming all unvested options become fully vested.
Summary of Assumptions
The fair value of noncash stock-based compensation for stock options granted to employees and non-employees was estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted-average assumptions for options granted for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Expected volatility	80.7%	76.1%	80.1%	76.1%
Risk-free interest rate	0.4%	2.1%	0.6%	2.1%
Expected dividend yield	—%	—%	—%	—%
Expected term (years)	5.9	5.7	5.9	5.7
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
Expected term. The expected term represents the period options are expected to be outstanding. Because the Company does not have historical exercise behavior, it determines the expected term assumption using the practical expedient as provided for under ASC 718, Compensation - Stock Compensation, which is the midpoint between the requisite service period and the contractual term of the option.
Restricted Stock Awards and Units
There were 20,000 and 5,000 shares of RSAs granted under the Amended and Restated 2014 Plan during the three months ended June 30, 2020 and 2019, respectively, and 1,265,000 and 475,500 shares of RSAs granted during the six months ended June 30, 2020, and 2019 respectively, to its executive management team and certain non-executive employees. The vesting conditions for 1,245,000 shares of RSAs granted during the first quarter of 2020 and 460,500 shares of RSAs granted during the first quarter of 2019 are connected to the Company’s achievement of certain performance milestones in the corresponding fiscal year (Performance-based RSAs).
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
The Company recognized $4.4 million and $6.4 million stock-based compensation expense during the three and six months ended June 30, 2020, respectively, for RSAs and RSUs. As of June 30, 2020, unrecognized stock-based compensation expense related to the unvested RSAs and RSUs was approximately $0.3 million, which the Company expects to recognize over a weighted-average remaining period of 1.3 years.
On April 1, 2020, under the Amended and Restated 2014 Plan, the Company issued 150,000 RSUs to the former chairman of the Company’s board of directors in consideration for certain consulting services to be provided to the Company in connection with the 2019 Consulting Agreement, which were immediately forfeited upon the passing of Mr. Lynch.
Employee Stock Purchase Plan

In November 2014, Neothetics adopted the 2014 Employee Stock Purchase Plan (the 2014 ESPP), which initially authorized the issuance of 28,333 shares of common stock pursuant to purchase rights granted to employees, and an additional 258,672 evergreen shares were added to the total shares authorized on January 1, 2019. Following completion of the Merger, there was no enrollment in the 2014 ESPP. During the three and six months ended June 30, 2019, there were no shares of common stock purchased under the 2014 ESPP.

On May 7, 2019, the board of directors terminated the 2014 ESPP and approved a new 2019 Employee Stock Purchase Plan (the 2019 ESPP), which was approved by stockholders at the 2019 annual meeting held on June 5, 2019. The 2019 ESPP initially authorized the issuance of 500,000 shares of common stock pursuant to purchase rights granted to employees. In addition, the number of shares available for issuance under the 2019 ESPP will increase on January 1 of each year in an amount equal to the lesser of (i) 1,000,000 shares, (ii) 2% of the shares of common stock outstanding on December 31, or (iii) such lesser number of shares as is determined by the board of directors. As of June 30, 2020, there were 1,354,968 shares of common stock reserved and available for issuance pursuant to the 2019 ESPP. The 2019 ESPP is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended (the Code).

The 2019 ESPP enables eligible full-time and part-time employees to purchase shares of the Company’s common stock through payroll deductions of between 1% and 15% of eligible compensation during an offering period. A new offering period begins approximately every June 15 and December 15. At the last business day of each offering period, the accumulated contributions made during the offering period will be used to purchase shares. The purchase price is 85% of the lesser of the fair market value of the common stock on the first or the last business day of an offering period. The maximum number of shares of common stock that may be purchased by any participant during an offering period will be equal to $25,000 divided by the fair market value of the common stock on the first business day of an offering period. The current active offering period under the 2019 ESPP commenced on June 15, 2020 and will end on December 14, 2020. During the three and six months ended June 30, 2020, there were 67,454 shares of common stock purchased under the 2019 ESPP.

The fair value of shares to be issued to employees under the 2019 ESPP is estimated using a Black-Scholes option-pricing model at the grant date, which requires the use of subjective and complex assumptions, including (i) the expected stock price volatility, (ii) the calculation of the expected term of the award, (iii) the risk-free interest rate and (iv) the expected dividend yield. The following weighted average assumptions were used in the calculation of fair value of shares under the 2019 ESPP at the grant dates for the period indicated.

	Three and Six Months Ended June 30,
	2020	2019
Expected volatility	108.9%	72.5%
Risk-free interest rate	0.2%	2.2%
Expected dividend yield	—%	—%
Expected term (years)	0.5	0.5

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the corresponding notes included elsewhere in this Quarterly Report. For additional context with which to understand our financial condition and results of operations, see the audited consolidated financial statements and accompanying notes contained therein as of December 31, 2019 and 2018 and related notes in our Annual Report on Form 10-K as filed with the SEC on March 12, 2020 (the 2019 Audited Financial Statements). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth in Exhibit 99.2 (Risk Factors of Evofem Biosciences, Inc.) to our Current Report on Form 8-K as filed with the SEC on June 2, 2020. Unless otherwise defined in this section, the defined terms in this section have the meanings set forth in the 2019 Audited Financial Statements.

Overview

We are a San Diego-based, commercial-stage biopharmaceutical company committed to developing and commercializing innovative products to address unmet needs in women’s sexual and reproductive health, including hormone-free, woman-controlled contraception and protection from certain sexually transmitted infections (STIs).

Our first commercial product, Phexxi™ (lactic acid, citric acid and potassium bitartrate), is the first and only hormone-free, prescription gel approved in the United States for the prevention of pregnancy. We are advancing EVO100 into Phase 3 clinical trials for the prevention of urogenital transmission of both Chlamydia trachomatis infection (chlamydia) and Neisseria gonorrhoeae infection (gonorrhea) in women.

Phexxi as a Contraceptive and Launch Strategies

We will launch our first commercial product, Phexxi, the first and only FDA-approved, hormone-free, woman-controlled, on-demand prescription contraceptive gel, in September 2020.

Phexxi was approved by the U.S. Food and Drug Administration (FDA) on May 22, 2020 for the prevention of pregnancy in females of reproductive potential for use as an on-demand method of contraception.

After careful consideration of the impact of the COVID-19 pandemic on the various aspects of the health care landscape, particularly the restrictions on physician interactions, we made the strategic decision to launch Phexxi in September 2020.

Our comprehensive Phexxi launch strategy includes marketing and public relations awareness campaigns targeting the millions of women in the United States who our research has indicated are seeking non-hormonal birth control options as well as target health care provider segments; salesforce recruitment and training; payer outreach; implementation of the Phexxi Concierge Experience, our comprehensive tele-medicine support system; and execution of our consumer digital and media strategy.

We plan to commercially launch Phexxi in September 2020 with a best-in-class hybrid sales force comprising regional business representatives, regional business managers, a tele-sales communication platform, and a self-guided virtual health care provider learning platform. Sales force recruitment is underway, with an emphasis on hiring experienced, successful health care sales representatives who are able to leverage their established relationships to gain access to health care providers for Phexxi, even in the COVID-19 environment.

Following FDA approval of Phexxi, Medi-Span and First Databank, two major drug information databases that payers consult for pricing and product information, granted Phexxi a new classification in their databases and pricing compendia as the first and only “Vaginal pH Modulator.” These listings, coupled with our timely response to payer clinical requests, have enabled us to mitigate coverage review times with payers, which can otherwise take up to 180 days. We are in discussions with all major commercial payers, and several regional plans have already made positive coverage determinations for Phexxi. We anticipate that we will achieve 50 to 60% commercial review at launch, with the remaining 40% of payers reviewing by year-end 2020.

The Affordable Care Act (ACA) mandates that women must receive their contraception for no out-of-pocket cost, with at least one product in each of the 18 categories that have been defined. However, based on the above determinations regarding Phexxi’s unique mechanism of action as a vaginal pH modulator, we believe that Phexxi should be classified as a new 19th category of contraception. We are working with the Office of Women’s Health and Health Resources and Services Administration to update their birth control tables accordingly.

While we are confident in both our launch plans and our flexibility to pivot, as needed, in response to the evolving environment, it is important to note that there may be aspects of the COVID-19 pandemic that are unknown at this time and that may have a material effect on our business and strategies and that cause our results of operation to materially differ from our current expectations and may also impact our future plans.

EVO100: Our STI Preventive Product Candidate

In December 2019, we reported top-line results from our double-blind, placebo-controlled Phase 2b clinical trial for EVO100, known as AMPREVENCE. The trial enrolled 860 women at 50 sites in the United States for a 4-month interventional period followed by a one-month follow-up period. AMPREVENCE met both the primary and the secondary endpoints with a 50% relative risk reduction in chlamydia infections and a 78% relative risk reduction in gonorrhea infections. Additionally, , the study demonstrated that EVO100 was generally safe and well tolerated. The number of adverse events was similar across both arms (7.2% for EVO100 and 7.5% for placebo) and no serious treatment-related adverse events were reported.

Building on the positive AMPREVENCE results and our End of Phase 2 meeting with the FDA in May 2020, we plan to initiate a Phase 3 clinical trial of EVO100 for the prevention of urogenital transmission of both chlamydia infection and gonorrhoea infection in women in the fourth quarter of 2020. This randomized, placebo-controlled pivotal trial will enroll women with prior infection and risk for future infection for a 16-week interventional phase followed by a one-month follow-up period. We expect top-line results from this Phase 3 clinical trial in 2022. According to the Centers for Disease Control and

Prevention (CDC), U.S. rates of infection for chlamydia and gonorrhea climbed in 2018 for the fifth consecutive year. Nearly 2.4 million domestic cases of these STIs were diagnosed in 2018, with 1.8 million newly reported chlamydia cases and approximately 580,000 newly reported gonorrhea cases. The CDC also reported that gonorrhea is increasingly becoming antibiotic resistant, making it much harder, or sometimes impossible, to treat. Currently, there are no FDA-approved prescription products for the prevention of either of these dangerous infections

The FDA has granted EVO100 Fast Track designation for the prevention of chlamydia in women and a Qualified Infectious Disease Product (QIDP) designation for the prevention of gonorrhea in women. QIDP designation provides several important potential advantages, including qualification for the FDA Fast Track program and longer market exclusivity, among others.

COVID-19 Pandemic

The current COVID-19 worldwide pandemic has presented substantial public health and economic challenges and is affecting our employees, customers, communities and business operations, as well as the U.S. and global economies and financial markets. International and U.S. governmental authorities in impacted regions are taking actions in an effort to slow the spread of COVID-19, including issuing varying forms of “stay-at-home” orders, and restricting business functions outside of one’s home. In response, we have implemented a work-from-home policy for our employees. To date, our third-party manufacturer and suppliers have not experienced any interruptions or disruptions in their ability to manufacture Phexxi or to supply our manufacturer raw materials, respectively. Nevertheless the persistence of the COVID-19 pandemic may interrupt or disrupt such manufacture and/or supply. Further, if our sales force is unable to visit health care providers and/or if our patients are unable to visit health care providers, this may also materially adversely affect our ability to sell Phexxi commercially.  Similarly, the timing of the initiation or completion of our Phase 3 clinical trial of EVO100, may be affected by COVID-19 and COVID-19 may directly or indirectly impact the timeline for data readouts, initiation of, as well as monitoring, data collection and analysis and other related activities for, our Phase 3 clinical trial of EVO100 and our other clinical trials. Our current expectations for when we will initiate and how we will enroll our Phase 3 clinical trial of EVO100 are based on an assumption that clinical trial and healthcare activities begin to normalize in the second half of 2020.  Therefore, our assumptions around initiation timing may prove to be incorrect, in particular if COVID-19 continues to spread. In light of recent developments relating to the COVID-19 pandemic, and consistent with the FDA’s updated industry guidance for conducting clinical trials, clinical trials may be deprioritized in favor of treating patients who have contracted the virus or to prevent the spread of the virus. This may lead to clinical trial protocol deviations or to discontinuation of treatment for patients who are then enrolled in our trials. Any delays or disruptions in the commercial launch of Phexxi and/or the initiation or completion of our clinical trials, data analysis or readouts and/or any disruption in our supply chain could have a material adverse effect on our business, results of operations and financial condition. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, as well as the economic impact on local, regional, national and international markets.

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

2019 Private Placement

As described in Note 9- 2019 Private Placement, on April 10, 2019, we entered into a Securities Purchase Agreement with PDL BioPharma, Inc., a Delaware corporation (PDL), funds discretionally managed by Invesco and funds managed by WIM (collectively, the Purchasers), pursuant to which we agreed to issue and sell an aggregate of $80 million of our common stock, par value $0.0001 per share at a purchase price of $4.50 per share, and warrants to purchase shares of common stock with an exercise price of $6.38 per share (collectively, the Private Placement Securities) in a private placement (the Private Placement) that was funded in two separate closings.

The first closing was completed on April 11, 2019 (the Private Placement First Closing), pursuant to which we (i) issued and sold to PDL 6,666,667 shares of our common stock and warrants to purchase up to 1,666,667 shares of common stock (the Private Placement First Closing Warrants) and (ii) provided to the Purchasers an option to purchase an aggregate of up to 11,111,111 shares of common stock and warrants to purchase up to an aggregate of 2,777,779 shares of our common stock as specified in the aforementioned Securities Purchase Agreement (the Second Closing Securities) during the period beginning on April 10, 2019 and ending on June 10, 2019 (the Private Placement Purchase Rights). The total consideration for the Private Placement First Closing was $30 million.

The second closing was completed on June 10, 2019 (the Private Placement Second Closing), pursuant to which we issued and sold the Second Closing Securities to the Purchasers for an aggregate purchase price of $50 million.

2020 Debt and Equity Financing

As described in Note 4- Convertible Notes, we received an aggregate gross proceeds of $25.0 million upon the first and second closings of convertible senior secured promissory notes pursuant to the Securities Purchase Agreement with Baker Bros. Advisors LP.

As described in Note 10- Stockholder's Equity, we received net aggregate proceeds of $103.7 million in June 2020 upon the issuance and sale of 31,700,000 shares of our common stock pursuant to the Public Offering and net aggregate proceeds of $3.8 million, during the six months ended June 30, 2020 upon the issuance and sale of 676,656 shares of our common stock pursuant to the ATM program.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from our products or product candidates. We do not expect to generate any revenue until we commercialize Phexxi or enter into collaborative agreements with third parties. We expect to launch Phexxi in the United States in September 2020. If Phexxi is approved for commercial sale outside of the United States, we expect to out-license commercialization rights to Phexxi to one or more pharmaceutical companies or other qualified potential partners, or enter into collaborations for the commercialization and distribution of Phexxi, from which we may generate licensing revenue. However, we cannot forecast when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and overall capital requirements.

Operating Expenses

Research and development expenses

Our research and development expenses primarily consist of costs associated with the clinical development of EVO100 and post approval changes for continuous improvement and/or expansion of manufacturing capabilities. These expenses include:

•
external development expenses incurred under arrangements with third parties, such as fees paid to clinical research organizations (CROs) relating to our clinical trials, costs of acquiring and evaluating clinical trial data such as investigator grants, patient screening fees, laboratory work and statistical compilation and analysis, and fees paid to consultants;

•	costs to acquire, develop and manufacture clinical trial materials, including fees paid to contract manufacturers;

•	costs related to compliance with drug development regulatory requirements;

•	continuous improvements of manufacturing and analytical efficiency;

•	on-going product characterization and process optimization;

•	employee-related expenses, including salaries, benefits, travel and noncash stock-based compensation expense; and

•
facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment, and research and other supplies.

We expense internal and third-party research and development expenses as incurred. The following table summarizes research and development expenses by product candidate (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Allocated third-party development expenses:
Phexxi for prevention of pregnancy (AMPOWER)	$11	$13	$(16)	$2,134
EVO100 for prevention of chlamydia/gonorrhea (AMPREVENCE)	(349)	2,107	(27)	5,654
EVO100 for prevention of chlamydia/gonorrhea (Phase 3)	143	—	143	—
Total allocated third-party development expenses	(195)	2,120	100	7,788
Unallocated internal research and development expenses:
Noncash stock-based compensation expenses	916	369	1,398	657
Payroll related expenses	713	1,053	2,101	1,926
Outside services costs	898	1,432	2,638	2,237
Other	308	272	650	527
Total unallocated internal research and development expenses	2,835	3,126	6,787	5,347
Total research and development expenses	$2,640	$5,246	$6,887	$13,135

Completion dates and costs for our clinical development programs may vary significantly for EVO100 and any future product candidate we may seek to develop and are difficult to predict. We anticipate that we will determine which programs and product candidates to pursue as well as the most appropriate funding allocations for each program and product candidate on an ongoing basis in response to the results of ongoing and future clinical trials, regulatory developments, and our ongoing assessments of the commercial potential of each current or future product candidate. We expect aggregate research and development expenses to decrease in 2020 due to completion of the clinical phase of AMPREVENCE in December 2019, partially offset by the anticipated initiation of the EVO100 Phase 3 trial in the fourth quarter of 2020. Nevertheless, we will need to raise additional capital in the future to complete clinical development for EVO100 and any future product candidates.

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

Selling and marketing expenses

Our selling and marketing expenses consist primarily of pre-commercialization sales and marketing expenses, advertising, training, salaries, benefits, travel, noncash stock-based compensation expense, and other related costs for our employees and consultants as well as other costs associated with conducting commercial assessments for our product candidates.

We expect our selling and marketing expenses to increase significantly as we hire and deploy a sales force, develop and commence associated marketing campaigns and initiatives, and hire additional personnel to support both the pre-commercialization activities and the launch and initiation of full commercialization activities in the United States for Phexxi in September 2020.

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

We expect our general and administrative expenses to increase as we hire additional personnel to support the growth of our business and pre-commercialization activities and as we engage third parties to assist in the preparation of the anticipated launch of Phexxi in the United States in September 2020.

Other Income (Expense)

Other income (expense) consists primarily of interest income, loss on issuance of financial instruments and change in fair value of financial instruments issued in various capital raise transactions. Loss on issuance of financial instruments was recognized upon issuance of such instruments to investors as they were determined as freestanding liability-classified financial instruments. The change in fair value of financial instruments was recognized as a result of mark-to-market adjustments for these financial instruments.

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019 (in thousands):

Research and development expenses

	Three Months Ended June 30,		2020 vs. 2019
	2020	2019	$ Change	% Change
Research and development	$2,640	$5,246	$(2,606)	(50)%

The overall decrease in research and development expenses was mainly due to a $2.3 million decrease in clinical trial costs primarily related to completion of the clinical phase of AMPREVENCE in December 2019, a $0.6 million decrease in costs incurred for outside services associated with the New Drug Application for Phexxi resubmission and manufacturing activities in preparation for the anticipated commercial launch of Phexxi, and a $0.4 million decrease in payroll related expenses due to capitalization of such expenses for certain employees as work-in-process inventory. These aggregated decreases are partially offset by a $0.5 million increase in noncash stock-based compensation mainly associated with RSAs granted in February 2020.

Selling and marketing expenses

	Three Months Ended June 30,		2020 vs. 2019
	2020	2019	$ Change	% Change
Selling and marketing	$9,997	$1,313	$8,684	661%

The overall increase in selling and marketing expenses was mainly due to a $3.9 million increase in marketing related costs, a $1.9 million increase in payroll related expenses due to increased headcount, a $1.8 million increase in costs incurred for outside services associated with medical affairs and market access activities in preparation for the anticipated commercial launch of Phexxi, a $0.8 million increase in noncash stock-based compensation mainly associated with RSAs granted in February 2020, and a $0.3 million increase in facilities costs.

General and administrative expenses

	Three Months Ended June 30,		2020 vs. 2019
	2020	2019	$ Change	% Change
General and administrative	$9,735	$5,382	$4,353	81%

The overall increase in general and administrative expenses was mainly due to a $2.2 million increase in noncash stock-based compensation primarily associated with RSAs granted in February 2020, a $0.9 million increase in costs incurred for outside consulting services mainly due to the issuance of convertible notes, a $0.5 million increase in payroll related expenses due to increased headcount, a $0.6 million increase in legal costs, and a $0.1 million increase in business insurance costs.

Total other expense, net

	Three Months Ended June 30,		2020 vs. 2019
	2020	2019	$ Change	% Change
Total other expense, net	$(30,294)	$(23,505)	$(6,789)	29%

Total other expense, net, for the three months ended June 30, 2020 mainly included a $64.0 million loss on issuance of convertible notes, warrants and purchase rights issued in connection with the Securities Purchase Agreement as described in Note 4- Convertible Notes. This loss was offset by a $34.1 million gain from the change in fair value of these financial instruments as a result of mark-to-market adjustments.

The other expense, net, for the three months ended June 30, 2019 mainly included a $0.7 million loss on issuance of purchase rights issued in connection with the Private Placement as described in Note 9- 2019 Private Placement, and a $22.9 million loss from change in fair value of these financial instruments as a result of mark-to-market.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019 (in thousands):

Research and development expenses

	Six Months Ended June 30,		2020 vs. 2019
	2020	2019	$ Change	% Change
Research and development	$6,887	$13,135	$(6,248)	(48)%

The overall decrease in research and development expenses was mainly due to a $7.3 million decrease in clinical trial costs primarily related to completion of the clinical phase of AMPOWER in December 2018 and AMPREVENCE in December 2019. This decrease was offset by a $0.7 million increase in noncash stock-based compensation mainly associated with RSAs granted in February 2020, a $0.2 million increase in facilities costs and a $0.1 million increase in payroll related expenses due to increased headcount.

Selling and marketing expenses

	Six Months Ended June 30,		2020 vs. 2019
	2020	2019	$ Change	% Change
Selling and marketing	$17,852	$2,431	$15,421	634%

The overall increase in selling and marketing expenses was mainly due to a $7.5 million increase in marketing related costs, a $3.6 million increase in costs incurred for outside services associated with medical affairs and market access activities in preparation for the anticipated commercial launch of Phexxi in September 2020, a $2.7 million increase in payroll related expenses, a $0.4 million increase in facilities costs due to increased headcount, and a $1.1 million increase in noncash stock-based compensation mainly associated with RSAs granted in February 2020.

General and administrative expenses

	Six Months Ended June 30,		2020 vs. 2019
	2020	2019	$ Change	% Change
General and administrative	$16,877	$10,007	$6,870	69%

The overall increase in general and administrative expenses was mainly due to a $3.1 million increase in noncash stock-based compensation primarily associated with RSAs granted in February 2020, a $1.5 million increase in costs incurred for outside consulting services mainly due to the issuance of convertible notes and recruiting activities, a $1.1 million increase in payroll related expenses due to increased headcount, a $0.7 million increase in legal fees, and a $0.5 million increase in facilities costs.

Total other income (expense), net

	Six Months Ended June 30,		2020 vs. 2019
	2020	2019	$ Change	% Change
Total other income (expense), net	$(30,196)	$(27,941)	$(2,255)	8%

Total other expense, net, for the six months ended June 30, 2020 mainly included a $64.0 million loss on issuance of convertible notes, warrants and purchase rights issued in connection with the Securities Purchase Agreement as described in Note 4- Convertible Notes. This loss was offset by a $34.1 million gain from the change in fair value of these financial instruments as a result of mark-to-market adjustments.

The other expense, net, for the six months ended June 30, 2019 mainly included a $0.7 million loss on issuance of purchase rights issued in connection with the Private Placement as described in Note 9- 2019 Private Placement, and a $22.9 million loss from change in fair value of these financial instruments as a result of mark-to-market, and a $4.4 million incremental expense recognized as a result of a modification to the warrants exercised in February 2019 as described in Note 10- Stockholders' Equity.

Liquidity and Capital Resources

Overview

As of June 30, 2020, we had working capital of $66.1 million and an accumulated deficit of $585.0 million. We have financed our operations to date primarily through the sale of preferred stock and units, common stock, the issuance of convertible notes, interest earned on investments, and cash received in the Merger. At June 30, 2020, we had approximately $123.6 million in cash and cash equivalents. Our cash and cash equivalents include amounts held in checking accounts, money market funds, and investments in fixed income debt securities with original maturities of less than three months. Our short-term investments consist of held-to-maturity securities that mature in one year or less. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve liquidity and capital preservation.

We have incurred losses and negative cash flows from operating activities since inception. During the six months ended June 30, 2020, we received gross proceeds of $25.0 million from the issuance of convertible notes in April and June 2020, net proceeds of approximately $103.7 million upon the sale and issuance of common stock pursuant to the Public Offering in June 2020, and net proceeds of $3.8 million from our ATM program.

We anticipate that we will continue to incur net losses for the foreseeable future. Although we expect research and development expenses to decrease in 2020 compared to 2019 due to completion of the clinical phase of our Phase 2b clinical trial for EVO100 in December 2019, partially offset by the anticipated initiation of our Phase 3 clinical trial of EVO100 in the fourth quarter of 2020, we expect selling and marketing expenses to increase significantly in 2020 as we hire and deploy a sales force, develop and commence associated marketing campaigns and initiatives, and hire additional personnel to support pre-commercialization activities in preparation for the anticipated launch of Phexxi in the United States and, the launch and initiation of full commercialization activities in September 2020. In addition, we expect general and administrative expenses to increase in 2020 as we hire additional personnel to support the growth of our business and pre-commercialization activities and as we engage third parties to assist in the preparation of the anticipated launch of Phexxi in the United States in the September 2020. According to management estimates, our liquidity resources as of June 30, 2020 are not sufficient to maintain our planned level of operations for the next 12 months. In addition, the uncertainties associated with our ability to (i) obtain additional equity financing on terms that are favorable to us, (ii) launch and commercialize Phexxi, (iii) enter into collaborative agreements with strategic partners and (iv) succeed in our future operations, raise substantial doubt about our ability to continue as a going concern.

The opinion of our independent registered public accounting firm on our audited financial statements as of and for the years ended December 31, 2019 and 2018 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. Our unaudited condensed consolidated financial statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 appearing in this Quarterly Report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue our operations.

The COVID-19 pandemic has already caused us to delay the commercial launch of Phexxi until September 2020 and impacted the terms on which we have been able to raise funds. Our ability to raise additional funds, and the terms on which those funds may be raised, will be dependent, in part, on how successful the launch of Phexxi is and whether we are able to gain revenue traction prior to raising such additional funds. If the COVID-19 pandemic further delays our commercial launch of Phexxi, or otherwise disrupts or negatively impacts the commercial launch of Phexxi, our ability to raise additional funds may be negatively impacted, or we may not be able to obtain such funding on terms favorable to us. If we are not able to obtain required additional funding in the near term, through equity financings or other means, or if we are unable to obtain funding on terms favorable to us, the shortfall in funds raised, or such unfavorable terms, will likely have a material adverse effect on our operations and strategic development plan for future growth. If we cannot successfully raise the funding necessary to implement our current strategic development plan, we may be forced to make reductions in spending, suspend or terminate development programs, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these developments would materially and adversely affect our financial condition and business prospects and could even cause us to be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and, in doing so, we may receive less than the value at which those assets are carried on our financial statements. Any of these developments would materially and adversely affect the price of our stock and the value of your investment.
At the Market Program

In November 2019, we entered into an Equity Distribution Agreement with Piper Sandler & Co. (Piper Sandler), pursuant to which we were able to offer and sell shares of our common stock in ATM offerings (as defined in Rule 415 of the Securities Act of 1933, as amended) having an aggregate offering price up to $50 million in gross proceeds from time to time through Piper Sandler acting as sales agent. During the six months ended June 30, 2020, we received proceeds of approximately $3.8 million in cash and cash equivalents (including $0.3 million that was included in other receivables in the condensed consolidated balance sheet at December 31, 2019), net of commissions, from the sale of 676,656 shares of our common stock. On June 2, 2020, in connection with the Public Offering discussed in Note 10- Stockholder’s Equity, this Equity Distribution Agreement was terminated.

Summary Statement of Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Six Months Ended June 30,		2020 vs. 2019
	2020	2019	$ Change	% Change
Net cash, cash equivalents and restricted cash used in operating activities	$(29,928)	$(27,226)	$(2,702)	10%
Net cash, cash equivalents and restricted cash provided by investing activities	7,947	250	7,697	3,079%
Net cash, cash equivalents and restricted cash provided by financing activities	129,912	76,295	53,617	70%
Net (decrease) increase in cash, cash equivalents and restricted cash	$107,931	$49,319	$58,612	119%

Cash Flows from Operating Activities. For the six months ended June 30, 2020 and 2019, the primary use of cash, cash equivalents and restricted cash has been to fund development and pre-commercialization of our lead product, Phexxi, and to support selling and marketing, and general and administrative operations.

Cash Flows from Investing Activities. The change in net cash, cash equivalents and restricted cash provided by investing activities was primarily due to an $8.2 million cash inflow from maturities of short-term investments during the six months ended June 30, 2020, offset by $0.5 million purchases of property and equipment.

Cash Flows from Financing Activities. During the six months ended June 30, 2020, the primary source of cash, cash equivalents and restricted cash was the sale of 31,700,000 shares of common stock for proceeds, net of underwriting commissions, of approximately $103.7 million, gross proceeds of $25.0 million from issuance of convertible notes and warrants, the sale of 676,656 shares of common stock under the ATM program for proceeds of approximately $3.8 million in cash and cash equivalents (including $0.3 million that was included in other receivables in the condensed consolidated balance sheet at December 31, 2019), net of commissions, the issuance of 89,106 shares of our common stock under the 2019 ESPP and exercise of stock options with proceeds of approximately $0.3 million, offset by $2.8 million payments of tax withholdings related to vesting of restricted stock awards and $0.3 million payments for financing and debt issuance costs.

During the six months ended June 30, 2019, the primary source of cash, cash equivalents and restricted cash was the issuance of 2,376,062 shares of common stock upon the exercise of warrants in February 2019 for gross proceeds of $6.3 million and the issuance of an aggregate of 17,777,779 shares of common stock and warrants to purchase 4,444,446 shares of common stock pursuant to the Private Placement during the second quarter of 2019 for gross proceeds of $75.4 million, net of financial advisory fees. The cash inflow was offset by the $4.0 million repayment of a 2018 note payable to our clinical research organization for AMPOWER (Vendor Note) during the second quarter of 2019, $0.9 million in payments of financing costs and $0.5 million payments of tax withholdings related to vesting of restricted stock awards.

Operating and Capital Expenditure Requirements

Our future capital requirements are difficult to forecast. For example, we expect to incur additional capital expenditures to expand manufacturing capacity for Phexxi, but cannot adequately predict the future cost or other potential capital expenditure requirements, if any. We also have future contractual obligations for the 2020 Lease and Fleet Lease as discussed in Note 7- Commitments and Contingencies, and will incur additional capital expenditures for leasehold improvements associated with the 2020 Lease.

We expect research and development expenses to decrease in 2020 due to completion of the clinical phase of Phase 2b clinical trial for EVO100 in December 2019. However, we expect research and development expenses will begin to accelerate in the fourth quarter of the year with the anticipated initiation of a Phase 3 clinical trial of EVO100. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming and we may never succeed in achieving regulatory approval for EVO100 or our other future product candidates. The probability of success for each product candidate will be affected by numerous factors, including preclinical data, clinical trial data, competition, manufacturing capability and commercial viability. We are responsible for all research and development expenses for our programs.

We expect selling and marketing expenses to increase significantly as we hire and deploy a sales force, develop and commence associated marketing campaigns and initiatives, and hire additional personnel to support both the pre-commercialization activities in preparation for the anticipated launch of Phexxi in the United States as well as the launch and initiation of full commercialization activities in September 2020.

We expect general and administrative expenses to increase as we hire additional personnel to support the growth of our business and pre-commercialization activities, and as we engage third parties to assist in the preparation of the anticipated launch of Phexxi in the United States in September 2020.

Off-Balance Sheet Arrangements

As of June 30, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Other Matters

Recently Issued Accounting Pronouncements

For information with respect to recent accounting pronouncements, see Note 2- Summary of Significant Accounting Policies to our condensed consolidated financial statements appearing in Part I, Item 1 of this report.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the applicable periods. Management bases its estimates, assumptions and judgments, on historical experience and on various other factors it believes to be reasonable under the circumstances. Different estimates, assumptions and judgments may change the estimate used in the preparation of our condensed consolidated financial statements, which, in turn, could materially change our results from those reported. Management evaluates its estimates, assumptions and judgments on an ongoing basis. However, if our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may also have a material adverse effect on our consolidated statements of operations, liquidity and financial condition. We believe the following critical accounting policies involve significant areas where management applies estimates, assumptions and judgments in the preparation of our condensed consolidated financial statements. See Note 2 to our 2019 Audited Financial Statements for our additional accounting policies.

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

During a clinical trial, we adjust the clinical expense recognition if actual results differ from estimates. We make estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical trial accruals are partially dependent upon accurate reporting by CROs and other third-party vendors. Although we do not expect estimates to differ materially from actual amounts, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any reporting period. For the three and six months ended June 30, 2020 and 2019, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

Fair Value of the Baker Notes

We elected the fair value option under ASC 825, Financial Instruments, for the Baker Notes as they are qualified financial instruments and are, in whole, classified as liabilities. Under the fair value option, we recognized the hybrid debt instrument at fair value inclusive of embedded features. The fair value of the Baker Notes issued, and the change in fair value of the Baker Notes at the reporting date, were determined using a lattice model for the future value of our common stock which was incorporated the impact of assumptions related to a potential change of control event, the maturity term of the Baker Notes, the probability of an event of voluntary conversion of the Baker Notes, exercise of the put right, and exercise of our call right. A Monte Carlo simulation was used to determine the occurrence of such event in the lattice model.

Fair Value of Stock Options and Warrants

The fair value of stock options, warrants issued in various financing occasions in connection with the Merger and post- Merger, the change in fair value of warrants as a result of the modification, and mark-to-market for liability classified warrants, were determined using the Black-Scholes option-pricing model based on the applicable assumptions, which includes the exercise price of warrants, time to expiration, expected volatility of our peer group, risk-free interest rate and expected dividend.

Fair Value of Purchase Rights

The fair value of the Baker Purchase Rights issued in connection with the Securities Purchase Agreement, as described in Note 4- Convertible Notes, and the change in fair value of Baker Purchase Rights upon exercise of such rights, was determined as the maximum of (i) the fair value of rights to purchase the additional $10 million Baker Notes and; (ii) the fair value of the shares of on as-if converted basis, which was determined by the lattice model. The fair value of rights to purchase the accompanying 2,409,180 Baker Warrants was valued using a Geske option-pricing model. The Geske model was based on the applicable assumptions, including the underlying stock price, warrant exercise price, the exercise price of the rights to purchase the Baker Warrants, the term of the Baker Warrants, the term of the rights to purchase the Baker Warrants , expected volatility of the Company’s peer group, risk-free interest rate and expected dividend.

The fair value of the Private Placement Purchase Rights issued in the Private Placement, and the change in fair value of the Private Placement Purchase Rights on the shareholder approval date, was determined using a combination of a lattice model and Black-Scholes option-pricing model. The lattice model was used to determine the future value of our common stock. The Black-Scholes option-pricing model was based on the applicable assumptions, including the future value of the Company's common stock as determined by the lattice model, warrant exercise price, time to expiration, expected volatility of our peer group, risk-free interest rate and expected dividend.

Leases

We determine if an arrangement is a lease or implicitly contains a lease at inception based on the lease definition, and if the lease is classified as an operating lease or finance lease in accordance with ASC 842. Operating leases are included in operating lease right-of-use (ROU) assets and operating lease liabilities in its consolidated balance sheets. ROU assets and lease liabilities are recognized at commencement date or the adoption date of January 1, 2019 for existing leases based on the present value of lease payments over the lease term using an estimated discount rate. As our leases do not provide an implicit rate, we used an incremental borrowing rate based on the information available at commencement date or the adoption date in determining the present value of lease payments over a similar term. In determining the estimated incremental borrowing rate, we considered a rate obtained from its primary banker for discussion purposes of a potential collateralized loan with a term similar to the lease term, our historical borrowing capability in the market, and our costs incurred for underwriting discounts and financing costs in its previous equity financing. The ROU assets also include any lease payments made and exclude lease incentives. For operating leases, lease expense is recognized on a straight-line basis over the lease term. Lease and non-lease components within a contract are generally accounted for separately.

Inventories

Inventories, consisting of purchased materials, direct labor and manufacturing overheads, are stated at the lower of cost, or net realizable value. Cost is determined on a first-in, first-out basis. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. At each balance sheet date, we evaluate ending inventories for excess quantities, obsolescence, or shelf-life expiration. The evaluation includes an analysis of our current and future strategic plans, anticipated future sales, the price projections of future demand, and the remaining shelf life of goods on hand. To the extent that we determine there are excess or obsolete inventory or quantities with a shelf life that is too near its expiration for us to reasonably expect that it can sell those products prior to their expiration, we adjust the carrying value to estimated net realizable value.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report on Form 10-Q, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on such evaluation, our principal executive officer and principal financial officer has concluded that, as of such date, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

Except as described in Exhibit 99.2 (Risk Factors of Evofem Biosciences, Inc.) to our Current Report on Form 8-K, as filed with the SEC on June 2, 2020 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, as filed with the SEC on May 6, 2020, there have not been any material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below is a summary of purchases of our common stock we made during the quarter covered by this report. Other than as indicated in the table below, no such purchases were made in any other month during the quarter. We do not have any publicly announced repurchase plans or programs.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
May 1- May 31	371,626	$5.03	—	—
June 1- June 30	274,128	$3.31	—	—

(1) These shares were surrendered to the Company to satisfy tax withholdings obligations in connection with the vesting of restricted stock awards.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Exhibit Title	Filed Herewith	Incorporated by Reference
			Form	File No.	Date Filed
4.3	Form of Warrant.		8-K	001-36754	4/27/2020
10.1
Securities Purchase and Security Agreement, dated as of April 23, 2020, by and between Evofem Biosciences, Inc., its wholly-owned domestic subsidiaries as guarantors, certain affiliates of Baker Bros. Advisors LP, as purchasers, and Baker Bros. Advisors LP, as designated agent.
			8-K	001-36754	4/27/2020
10.2	Intellectual Property Security Agreement, dated as of April 23, 2020, by and between Evofem Biosciences, Inc., Evofem, Inc. and Baker Bros. Advisors LP, as collateral agent.		8-K	001-36754	4/27/2020
10.3	Form of Note.		8-K	001-36754	4/27/2020
10.4	Form of Registration Rights Agreement.		8-K	001-36754	4/27/2020
10.5Δ	Evofem Biosciences, Inc. Amended and Restated 2014 Equity Incentive Plan.		8-K	001-36754	5/12/2020
10.6**	First Amendment to Office Lease, dated as of April 14, 2020, by and between the Registrant and Kilroy Realty, L.P.		10-Q	001-36754	4/17/2020
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
†101.INS	XBRL Instance Document	X
†101.SCH	XBRL Taxonomy Extension Schema Document	X
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
†101.DEF	XBRL Definition Linkbase Document	X
†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

Δ	Management Compensation Plan or arrangement.
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

†
The financial information of Evofem Biosciences, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed on August 4, 2020 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Operations, (iv) the Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, is furnished electronically herewith.

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

EVOFEM BIOSCIENCES, INC.

Date: August 4, 2020	By:	/s/ Justin J. File
Justin J. File
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)