Form 10-Q
period 2020-09-30
Evofem Biosciences, Inc.
filed 2020-11-09
CIK 1618835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________

FORM 10-Q
  ____________________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding as of October 31, 2020 was 81,280,286.

FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q (Quarterly Report) contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements, other than statements of historical facts, contained in this Quarterly Report, including statements regarding our strategy, future operations, future financial position, projected costs, prospects, plans and objectives of management, are forward-looking statements. Words such as, but not limited to, “anticipate,” “aim,” “believe,” “contemplate,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “suggest,” “strategy,” “target,” “will,” “would,” and similar expressions or phrases, or the negative of those expressions or phrases, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
These forward-looking statements include, among other things, statements about:

•our ability to attain profitability;
•our estimates regarding our future performance, including without limitation, any estimates of potential future revenues;
•the rate and degree of market acceptance of Phexxi™ (lactic acid, citric acid and potassium bitartrate) vaginal gel;
•our ability to successfully commercialize Phexxi and continue to develop our sales and marketing capabilities;
•our strategic plans for our business;
•our estimates regarding expenses and capital requirements;
•our ability to raise additional capital to fund our operations;
•our ability to continue as a going concern;
•the ongoing COVID-19 pandemic, including without limitation its impact on our business and commercialization of Phexxi;
•the potential for changes to current regulatory mandates requiring health insurance plans to cover U.S. Food and Drug Administration (FDA)-cleared or approved contraceptive products without cost sharing;
•our ability to obtain or maintain third-party payer coverage and adequate reimbursement, and our reliance on the willingness of patients to pay out-of-pocket for Phexxi absent full or partial third-party payer reimbursement;
•our ability to obtain the necessary regulatory approvals to market and commercialize EVO100 for prevention of urogenital transmission of Chlamydia trachomatis infection (chlamydia) and Neisseria gonorrhoeae infection (gonorrhea) in women, or any other product candidate we may seek to develop;
•the success, cost and timing of our clinical trials;
•our top-line or initial clinical trial data which are subject to adjustment and revision;
•our ability to protect and defend our intellectual property position and our reliance on third party licensors;
•our ability to obtain additional patent protection for our product and product candidates;
•our dependence on third parties in the conduct of our clinical trials and for the manufacture of Phexxi and our product candidates;
•our ability to expand our organization to accommodate potential growth; and
•our ability to retain and attract key personnel.

To date, only one of our products, Phexxi, has been approved by the FDA. Our other current product candidates are investigational and thus have not been submitted to or approved by the FDA, and neither Phexxi nor our other product candidates have been approved by the European Commission or any other regulatory authority anywhere else in the world.

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands, except par value and share data)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$86,697	$15,571
Restricted cash	337	304
Short-term investments	—	8,233
Trade accounts receivable, net	1,243	—
Inventories	3,164	—
Prepaid and other current assets	10,638	2,313
Total current assets	102,079	26,421
Property and equipment, net	1,976	394
Operating lease right-of-use assets	7,198	160
Other noncurrent assets	1,074	1,320
Total assets	$112,327	$28,295
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,427	$6,008
Convertible notes payable	48,055	—
Accrued expenses	4,607	2,784
Accrued compensation	4,954	3,670
Operating lease liabilities – current	1,728	197
Other current liabilities	921	—
Total current liabilities	65,692	12,659
Operating lease liabilities – noncurrent	6,425	—
Total liabilities	72,117	12,659
Commitments and contingencies (Note 8)
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Stockholders’ equity:
Common stock, $0.0001 par value; 300,000,000 shares authorized; 81,280,286 and 48,137,880 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively;	8	5
Additional paid-in capital	655,092	528,810
Accumulated deficit	(614,890)	(513,179)
Total stockholders’ equity	40,210	15,636
Total liabilities and stockholders’ equity	$112,327	$28,295

See accompanying notes to the condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Product sales, net	$278	$—	$278	$—

Operating expenses:
Cost of goods sold	317	—	317	—
Research and development	4,217	5,663	11,104	18,798
Selling and marketing	14,700	3,791	32,553	6,222
General and administrative	7,200	4,843	24,077	14,850
Total operating expenses	26,434	14,297	68,051	39,870
Loss from operations	(26,156)	(14,297)	(67,773)	(39,870)
Other income (expense):
Interest income	21	212	152	338
Other (expense) income	(657)	287	(1,010)	266
Loss on issuance of financial instruments	—	—	(64,049)	(674)
Change in fair value of financial instruments	(3,105)	—	30,971	(27,372)
Total other (expense) income, net	(3,741)	499	(33,936)	(27,442)
Loss before income tax	(29,897)	(13,798)	(101,709)	(67,312)
Income tax expense	(2)	—	(2)	(4)
Net loss	$(29,899)	$(13,798)	$(101,711)	$(67,316)
Net loss per share, basic and diluted	$(0.37)	$(0.30)	$(1.63)	$(1.83)
Weighted-average shares used to compute net loss per share, basic and diluted	81,206,101	46,239,225	62,434,949	36,760,013
See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited) (In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	48,137,880	$5	$528,810	$(513,179)	$15,636
Issuance of common stock in connection with ATM (see Note 11)	202,098	—	1,082	—	1,082
Issuance of common stock - exercise of stock options	19,708	—	73	—	73
Restricted stock awards issued/restricted stock units released	1,286,499	—	—	—	—
Shares withheld to cover taxes related to vesting of restricted stock awards	(4,088)	—	(25)	—	(25)
Stock-based compensation	—	—	3,401	—	3,401
Net loss	—	—	—	(19,146)	(19,146)
Balance at March 31, 2020	49,642,097	$5	$533,341	$(532,325)	$1,021
Issuance of common stock in connection with the Public Offering (see Note 11)	31,700,000	3	103,263	—	103,266
Issuance of common stock in connection with ATM	474,558	—	2,280	—	2,280
Issuance of common stock - ESPP and exercise of stock options	69,398	—	177	—	177
Restricted stock awards issued/restricted stock units released	60,168	—	—	—	—
Shares withheld to cover taxes related to vesting of restricted stock awards	(645,754)	—	(2,777)	—	(2,777)
Issuance of common stock upon cash exercise of warrants and issuance of Reload Warrants	200	—	2	—	2
Short-swing profit disgorgement	—	—	187	—	187
Reclassification from financial instruments liability to equity	—	—	11,015	—	11,015
Stock-based compensation	—	—	6,034	—	6,034
Net loss	—	—	—	(52,666)	(52,666)
Balance at June 30, 2020	81,300,667	$8	$653,522	$(584,991)	$68,539
Shares withheld to cover taxes related to vesting of restricted stock awards	(20,381)	—	(67)	—	(67)
Stock-based compensation	—	—	1,637	—	1,637
Net loss	—	—	—	(29,899)	(29,899)
Balance at Balance at September 30, 2020	81,280,286	$8	$655,092	$(614,890)	$40,210

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2018	25,867,248	$3	$409,787	$(433,146)	$(23,356)
Issuance of common stock upon cash exercise of warrants and issuance of Reload Warrants (see Note 11)	2,376,065	—	10,617	—	10,617
Restricted stock awards issued/restricted stock units released	470,500	—	—	—	—
Shares withheld to cover taxes related to vesting of restricted stock awards	(1,639)	—	(6)	—	(6)
Stock-based compensation	—	—	1,962	—	1,962
Net loss	—	—	—	(18,068)	(18,068)
Balance at March 31, 2019	28,712,174	$3	$422,360	$(451,214)	$(28,851)
Issuance of common stock in connection with the Private Placement (see Note 11)	17,777,779	2	68,322	—	68,324
Issuance of common stock - exercise of stock options	16,823	—	46	—	46
Restricted stock awards issued/restricted stock units released	6,000	—	—	—	—
Shares withheld to cover taxes related to vesting of restricted stock awards	(86,461)	—	(518)	—	(518)
Reclassification from financial instruments liability to equity	—	—	29,726	—	29,726
Stock-based compensation	—	—	2,515	—	2,515
Net loss	—	—	—	(35,450)	(35,450)
Balance at June 30, 2019	46,426,315	$5	$522,451	$(486,664)	$35,792
Financing costs in connection with the Private Placement (see Note 10)	—	—	(60)	—	(60)
Issuance of common stock - exercise of warrants	200,064	—	—	—	—
Restricted stock awards issued/restricted stock units released	189,000	—	—	—	—
Shares withheld to cover taxes related to vesting of restricted stock awards	(24,149)	—	(122)	—	(122)
Stock-based compensation	—	—	2,263	—	2,263
Net loss	—	—	—	(13,798)	(13,798)
Balance at September 30, 2019	46,791,230	$5	$524,532	$(500,462)	$24,075
See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(101,711)	$(67,316)
Adjustments to reconcile net loss to net cash, cash equivalents and restricted cash used in operating activities:
Loss on issuance of financial instruments	64,049	674
Change in fair value of financial instruments	(30,971)	27,372
Stock-based compensation	11,072	6,740
Depreciation	181	198
Noncash lease expenses	542	487
Noncash interest expenses	992	—
Changes in operating assets and liabilities:
Accounts receivable	(1,243)	—
Inventories	(2,912)	—
Prepaid and other assets	(9,070)	(408)
Accounts payable	(505)	(3,628)
Accrued expenses and other liabilities	2,900	(5,186)
Accrued compensation	1,283	(8)
Operating lease liabilities	(357)	(576)
Net cash, cash equivalents and restricted cash used in operating activities	(65,750)	(41,651)
Cash flows from investing activities:
Proceeds from sale of Softcup line of business	250	250
Maturities of short-term investments	8,233	—
Purchase of short-term investments	—	(3,715)
Purchases of property and equipment	(833)	(23)
Net cash, cash equivalents and restricted cash provided by (used in) investing activities	7,650	(3,488)
Cash flows from financing activities:
Proceeds from issuance of common stock - exercise of warrants	2	6,273
Proceeds from issuance of common stock, warrants and purchase rights in connection with the 2019 Private Placement, net of financial advisory fees	—	75,400
Proceeds from issuance of common stock, net of discounts and commissions - Public Offering	103,738	—
Proceeds from issuance of common stock, net of commissions - ATM transactions	3,781	—
Proceeds from issuance of common stock - ESPP and exercise of stock options	337	46
Borrowings under convertible notes	25,000	—
Short-swing profit disgorgement	187	—
Repayment of Vendor Note	—	(4,010)
Cash paid for financing costs	(867)	(1,180)
Payments for tax withholdings related to vesting of restricted stock awards	(2,869)	(645)
Net cash, cash equivalents and restricted cash provided by financing activities	129,309	75,884
Net change in cash, cash equivalents and restricted cash	71,209	30,745
Cash, cash equivalents and restricted cash, beginning of period	16,625	1,761
Cash, cash equivalents and restricted cash, end of period	$87,834	$32,506
Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$7,618	$802
Financing costs included in accounts payable and accrued expenses	$—	$50
Purchases of property and equipment included in accounts payable and accrued expenses	$73	$127
Reclassification of financial instruments liability to equity	$11,015	$6,120

See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.Description of Business and Basis of Presentation

Description of Business

On January 17, 2018, Neothetics, Inc., a Delaware corporation (Neothetics), now known as Evofem Biosciences, Inc. (the Company), completed its merger (the Merger) with privately-held Evofem Biosciences Operations, Inc. (Private Evofem), in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated October 17, 2017, whereby Nobelli Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Neothetics, merged with and into Private Evofem, with Private Evofem surviving as Neothetics’ wholly-owned subsidiary. Unless otherwise noted, references in this report to “Evofem” and the “Company” refer to Evofem Biosciences, Inc. and its subsidiaries following the closing of the Merger.

Evofem is a San Diego-based, commercial-stage biopharmaceutical company committed to developing and commercializing innovative products to address unmet needs in women’s sexual and reproductive health, including hormone-free, woman-controlled contraception and protection from certain sexually transmitted infections (STIs).

The Company’s first commercial product, Phexxi™ (lactic acid, citric acid, and potassium bitartrate) vaginal gel, was approved by the U.S. Food and Drug Administration (FDA) on May 22, 2020 and is the first and only FDA-approved, hormone-free, woman-controlled, on-demand prescription contraceptive gel for women. The Company commercially launched Phexxi in September 2020. Evofem’s pipeline product candidate, EVO100, is being evaluated for the prevention of chlamydia and gonorrhea in women - two of the most pervasive sexually transmitted infections in the United States. Currently, there are no FDA-approved prescription products for the prevention of either of these dangerous infections.

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

The unaudited interim condensed consolidated financial statements included in this report have been prepared on the same basis as the Company’s audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, cash flows, and statements of convertible preferred stock and stockholders’ deficit for the periods presented. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results expected for the full year. The condensed consolidated balance sheet as of December 31, 2019 was derived from the 2019 Audited Financial Statements.

Reclassification

The Company has separated the presentation of selling and marketing expenses from the total general and administrative expenses in the current period condensed consolidated statement of operations. To conform prior year amounts to the current period presentation, totals of $3.8 million and $6.2 million were reclassified from general and administrative expenses to selling and marketing expenses for the three and nine months ended September 30, 2019, respectively.

Risks, Uncertainties and Going Concern

The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities, in the normal course of business, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company’s principal operations have been related to research and development, including development of Phexxi, selling and marketing related activities for preparation of the commercial launch of Phexxi, as well as raising capital, recruiting personnel and establishing a corporate infrastructure to support a commercial product. The Company has recognized limited revenues since the commercial launch of Phexxi on September 8, 2020 and, as such, has incurred operating losses and negative cash flows from operating activities since inception. As described in Note 5- Convertible Notes and Note 11- Stockholders' Equity, during the nine months ended September 30, 2020, the Company received gross proceeds of $25.0 million from the issuance of convertible notes in the second quarter of 2020, net proceeds of approximately $103.7 million upon the sale and issuance of common stock from the underwritten public offering in June 2020, and $3.8 million from its “at the market” (ATM) program, net of commissions. As of September 30, 2020, the Company had cash and cash equivalents of $86.7 million, working capital of $36.4 million and an accumulated deficit of $614.9 million.

The Company is subject to risks common to other life science companies in the development and early commercial stage including, but not limited to, uncertainty regarding the commercial success of Phexxi and the development of its pipeline product candidate, EVO100, potential disruption of its research and development and commercialization activities as a result of the COVID-19 pandemic, lack of marketing and sales history, potential development by its competitors of new and competitive technological innovations, dependence on key personnel, market acceptance of Phexxi or any other future approved products, if any, product liability, protection of proprietary technology, ability to raise additional financing, and compliance with the FDA and other government regulations, including post marketing regulations. Management’s plans to meet its short- and long-term operating cash flow requirements include generating recurring product revenue and obtaining additional funding, such as through the issuance of its common stock, non-dilutive financings, or through collaborations or partnerships with other companies.

While the Company has recognized limited revenues since the launch of Phexxi in September 2020, the Company anticipates it will continue to incur net losses for the foreseeable future. When compared to the prior year, R&D expenses are expected to decrease in 2020 due to completion of the clinical phase of AMPREVENCE, the Phase 2b clinical trial of EVO100, in December 2019, partially offset by the initiation of EVOGUARD, the Phase 3 clinical trial of EVO100 in October 2020. Additionally, selling and marketing expenses are expected to increase significantly in 2020 due to pre-commercialization activities preceding the US commercial launch of Phexxi in September 2020 and the subsequent initiation of full commercialization activities post commercial launch through the remainder of 2020 and in future periods. When compared to the prior year, the Company expects general and administrative expenses to increase in 2020 as it hires additional personnel and it engages third parties to support the growth of our business. According to management estimates, liquidity resources as of September 30, 2020 are not sufficient to maintain its planned level of operations for the 12 months from the date of issuance of these condensed consolidated financial statements.

These circumstances and the uncertainties associated with the Company’s ability to obtain additional equity or debt financing on terms that are favorable to the Company, enter into collaborative agreements with strategic partners, and otherwise succeed in its future operations raise substantial doubt about the Company’s ability to continue as a going concern.

If the Company is not able to obtain the required funding in the near term, through equity or debt financings or other means, or is unable to obtain funding on terms favorable to the Company, this will have a material adverse effect on its commercialization and development operations and strategic development plan for future growth. If the Company cannot successfully raise additional funding and implement its strategic development plan, the Company may be forced to make reductions in spending, including spending in connection with its commercialization activities, extend payment terms with suppliers, liquidate assets where possible at a potentially lower amount than as recorded in the condensed consolidated financial statements, suspend or curtail planned operations or cease operations entirely. Any of these could materially and adversely affect its liquidity, financial condition and business prospects and the Company would not be able to continue as a going concern.

2.Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto.

Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include, but are not limited to: the assumptions used in measuring the revenue gross-to-net variable consideration items, the trade accounts receivable credit loss reserve estimate, the discount rate used in estimating the fair value of the lease right-of-use (ROU) assets and lease liabilities, the assumptions used in estimating the fair value of warrants and purchase rights issued, the useful lives of property and equipment, the recoverability of long-lived assets, clinical trial accruals, the assumptions used in estimating the fair value of stock-based compensation expense and in assessing the probability of achieving certain milestones associated with the performance-based restricted stock awards. These assumptions are more fully described in Note 3- Revenue Recognition, Note 5- Convertible Notes, Note 7- Fair Value of Financial Instruments, Note 8- Commitments and Contingencies, and Note

12- Stock-based Compensation. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances and adjusts when facts and circumstances dictate. The estimates are the basis for making judgments about the carrying values of assets and liabilities and recorded expenses that are not readily apparent from other sources. As future events and their effects cannot be determined with precision, actual results may materially differ from those estimates or assumptions.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. Deposits in the Company’s checking, time deposit and investment accounts are maintained in federally insured financial institutions and are subject to federally insured limits or limits set by the Securities Investor Protection Corporation. The Company invests in funds through a major U.S. bank and is exposed to credit risk in the event of default to the extent of amounts recorded on the consolidated balance sheets.

The Company has not experienced any losses in such accounts and believes it is not exposed to significant concentrations of credit risk on its cash, cash equivalents and restricted cash balances due to the financial position of the depository institutions in which these deposits are held.

Significant Accounting Policies

There have been several changes to the significant accounting policies that were described in Note 2 to the 2019 Audited Financial Statements during the third quarter of 2020. These changes include the Trade Accounts Receivable and Allowance as described below, and also the accounting policy for revenue recognition, inventories, and the Company's election of fair value option (FVO) to account for certain financial liabilities as described in Note 3- Revenue Recognition, Note 4- Inventories, and Note 5- Convertible Notes, respectively.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of readily available cash in checking accounts, money market funds, and investments in fixed income debt securities with original maturities of less than three months. Restricted cash consists of cash held in monthly time deposit accounts and letters of credit, which are collateral for the Company’s credit cards, facility leases and fleet leases as described in Note 8- Commitments and Contingencies.

The following table provides a reconciliation of cash, cash equivalents and restricted cash, reported within the condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash and cash equivalents	$86,697	$32,120
Restricted cash	337	386
Restricted cash included in other noncurrent assets	800	—
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows	$87,834	$32,506
Trade Accounts Receivable and Allowance

Trade accounts receivable are amounts owed to the Company by its customers for product that has been delivered. The trade accounts receivable are recorded at the invoice amount, less prompt pay and other discounts, chargebacks, and an allowance for credit losses, if any. The allowance for credit losses is the Company’s estimate of losses over the life of the receivables. The Company evaluates forward looking economic factors and uses professional judgment to determine the allowance for credit losses, as Phexxi was commercially launched in September 2020 and historical data is not yet available. The credit loss reserves are reviewed and adjusted periodically.

Trade accounts receivable are aged based on the contractual payment terms. When the collectability of an invoice is no longer probable, the Company will create a reserve for that specific receivable. If a receivable is determined to be uncollectible, it is charged against the general credit loss reserve or the reserve for the specific receivable, if one exists.

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

	Three and Nine Months Ended September 30,
	2020	2019
Unvested restricted stock awards subject to repurchase	70,000	421,300
Unvested restricted stock units	—	113,000
Common stock to be purchased under the 2019 ESPP	64,442	55,132
Options to purchase common stock	8,972,112	6,424,179
Warrants to purchase common stock	10,426,107	6,168,815
Total	19,532,661	13,182,426
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

Recently Issued Accounting Pronouncements — Not Yet Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt (ASU No. 2020-06), removing, modifying and adding certain disclosure requirements of ASC 470, Debt with Conversion and Other Options, and ASC 815, Derivatives and Hedging—Contracts in Entity’s Own Equity. ASU No. 2020-06 will be effective for the Company beginning January 1, 2024. The Company is currently evaluating the expected impact of ASU 2020-06 on the condensed consolidated financial statements.

3.Revenue Recognition

The Company recognizes revenue from the sale of its product, Phexxi, in accordance with ASC 606, Revenue from Contracts with Customers (ASC 606). The provisions of ASC 606 require the following steps to determine revenue recognition: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; (5) recognize revenue when (or as) the entity satisfies a performance obligation.

In accordance with ASC 606, the Company recognizes revenue when its performance obligation is satisfied by transferring control of the product to a customer. In accordance with the Company’s contracts with customers, control of the product is transferred upon the conveyance of title, which occurs when the product is sold to and received by a customer. The

Company’s customers are located in the United States and consist of wholesale distributors and a specialty retail pharmacy. Payment terms typically range from 45 to 66 days, include prompt pay discounts, and vary by customer. Trade accounts receivable due to the Company from contracts with its customers are stated separately in the balance sheet, net of various allowances as described in the Trade Accounts Receivable policy in Note 2- Summary of Significant Accounting Policies.

The amount of revenue recognized by the Company is equal to the amount of consideration that is expected to be received from the sale of product to its customers. Revenue is only recognized when it is probable that a significant reversal will not occur in future periods. To determine whether a significant reversal will occur in future periods, the Company assesses both the likelihood and magnitude of any such potential reversal of revenue.

Phexxi is sold to customers at the wholesale acquisition cost (WAC). However, the Company records product revenue, net of reserves for applicable variable consideration. These types of variable consideration items reduce revenue and include the following:

•Distribution services fees
•Prompt pay and other discounts
•Product returns
•Chargebacks
•Rebates
•Co-payment assistance

An estimate for each variable consideration item is made with each sale and is recorded in conjunction with the revenue being recognized. To calculate the variable consideration, the Company uses the expected value method. If the estimated amount is payable to a customer, it is recorded as a reduction to accounts receivable. If the estimated amount is payable to an entity other than a customer, it is recorded as a current liability. An estimated amount of variable consideration may differ from the actual amount. At each balance sheet date, these provisions are analyzed, and adjustments are made if necessary. Any adjustments made to these provisions would also affect net product revenue and earnings.

In accordance with ASC 606, the Company must make significant judgments to determine the estimate for certain variable consideration. For example, the company must estimate the percentage of end-users that will obtain the product through public insurance such as Medicaid or through private commercial insurance. To determine these estimates, the Company relies on historical sales data showing the amount of various end-user consumer types, inventory reports from the wholesale distributors and specialty pharmacy, and other relevant data reports. However, because Phexxi was launched in September 2020 this historical data is limited. The Company compensated for this lack of historical data with trend analysis, industry standard data, and professional judgment.

The specific considerations that the Company uses in estimating these amounts related to variable considerations are as follows.

Distribution services fees – The Company pays distribution service fees to its wholesale distributors and specialty pharmacy. These fees are a contractually fixed percentage of WAC and are calculated at the time of sale based on the purchase amount. The Company considers these fees to be separate from the customer’s purchase of the product, therefore, they are recorded in other current liabilities on the condensed consolidated balance sheet.

Prompt pay and other discounts – The Company incentivizes its customers to pay their invoices on time through prompt pay discounts. These discounts are an industry standard practice and the company offers a prompt pay discount to each wholesale distributor customer. The specific prompt pay terms vary by customer and are contractually fixed. Prompt pay discounts are typically taken by the Company’s customers, so an estimate of the discount is recorded at the time of sale based on the purchase amount. Prompt pay discount estimates are recorded as contra trade accounts receivable on the condensed consolidated balance sheet.

The Company may also give other discounts to its customers to incentivize purchases and promote customer loyalty. The terms of such discounts may vary by customer. These discounts reduce gross product revenue at the time the revenue is recorded.

Product returns – Customers have the right to return product that is within six months or less of the labeled expiration date or that is past the expiration date by no more than six months. Phexxi was commercially launched in September 2020 and there were no returns as of September 30, 2020. Due to the lack of historical data, the Company used professional judgment to estimate returns based on industry data for similar products. As time passes and historical data becomes available, the Company will begin to use historical sales and return data to estimate future product returns.

Certain wholesale distributors also have the ability to return product that is related to the initial stocking order for the Phexxi product launch. The specific terms for this type of product return vary by the specific wholesale distributor agreement. Product return estimates and recorded as other current liabilities on the condensed consolidated balance sheet.

Chargebacks – Certain government entities and covered entities (e.g. Veterans Administration, 340B covered entities) will be able to purchase the product at a price discounted below WAC. The Company is currently in the process of finalizing agreements with these types of entities. The difference between the government or covered entity purchase price and the wholesale distributor purchase price of WAC will be charged back to the Company. The Company estimates the amount in chargebacks based on the expected number of claims and related cost that is associated with the revenue being recognized for product that remains in the distribution channel at the end of each reporting period. Estimated chargebacks are recorded as contra trade accounts receivable on the condensed consolidated balance sheet.

Rebates – The Company will be subject to mandatory discount obligations under the Medicaid and Tricare programs. The Company is currently in the process of finalizing these agreements with Medicaid and Tricare. The rebate amounts for these programs are determined by statutory requirements or contractual arrangements. Rebates are owed after the product has been dispensed to an end user and the Company has been invoiced. Rebates for Medicaid and Tricare are typically invoiced in arrears. The Company estimates the amount in rebates based on the expected number of claims and related cost that is associated with the revenue being recognized for product that remains in the distribution channel at the end of each reporting period. Rebate estimates are recorded as other current liabilities on the condensed consolidated balance sheet.

Co-payment assistance - The Company offers a co-payment assistance program to commercially insured patients whose insurance requires a co-payment to be made when filling their prescription. This is a voluntary program that is intended to provide financial assistance to patients meeting certain eligibility requirements. The Company estimates the amount of co-payment assistance based on the expected number of claims and related cost that is associated with the revenue being recognized for product that remains in the distribution channel at the end of each reporting period. Co-payment assistance estimates are recorded as other current liabilities on the condensed consolidated balance sheet.

The following table summarizes the balances and activity of product revenue variable consideration recorded as contra trade accounts receivable (in thousands):

Total
Balance at December 31, 2019	$—
Provision for the current period sales	123
Credit or payments made within the period	(25)
Balance at September 30, 2020	$98

The following table summarizes the balances and activity of product revenue variable consideration recorded as other current liabilities (in thousands):

Total
Balance at December 31, 2019	$—
Provision for the current period sales	1,015
Credit or payments made within the period	(94)
Balance at September 30, 2020	$921

4.Inventories

Inventories, consisting of purchased materials, direct labor and manufacturing overheads, are stated at the lower of cost, or net realizable value. Cost is determined on a first-in, first-out basis. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. At each balance sheet date, the Company evaluates ending inventories for excess quantities, obsolescence, or shelf-life expiration. The evaluation includes an analysis of the Company’s current and future strategic plans, anticipated future sales, the price projections of future demand, and the remaining shelf life of goods on hand. To the extent that management determines there are excess or obsolete inventory or quantities with a shelf life that is too near its expiration for the Company to reasonably expect that it can sell those products prior to their expiration, the Company adjusts the carrying value to estimated net realizable value in accordance with the first-in, first-out inventory costing method.

The Company began to capitalize the inventory costs associated with Phexxi in April 2020 when it was determined that the inventory had a probable future economic benefit. These inventory costs include all purchased materials, direct labor and manufacturing overhead. Prior to April 2020, costs incurred for the manufacture of Phexxi were recorded as research and development expenses.

Inventories consist of the following (in thousands) for the period indicated:

September 30, 2020
Raw materials	$317
Work in process(1)	2,441
Finished goods	406
Total	$3,164
_____________________
(1) The work in process balance represents all production costs incurred for partially completed goods.
5.Convertible Notes

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

On June 5, 2020 (the Exercise Date), the Purchasers exercised the Baker Purchase Rights. At the second closing date of June 9, 2020, the Purchasers acquired the remaining Baker Notes with an aggregate principal amount of $10.0 million (the Baker Second Closing Notes) and Baker Warrants exercisable for 2,049,180 shares of common stock (the Baker Second Closing Warrants). With the completion of the underwritten public offering in June 2020 as further discussed in Note 11- Stockholders' Equity, the conversion price of the Baker Notes and the exercise price of the Baker Warrants is $2.44. The Baker Warrants have a five-year term with a cashless exercise provision and are immediately exercisable at any time from their respective issuance date.

The Baker Notes have a five-year term, with no pre-payment ability. Interest on the unpaid principal balance of the Baker Notes (the Outstanding Balance) accrues at 10.0% per annum with interest accrued during the first year from the two respective closing dates recognized as payment-in-kind. Accrued interest beyond the first year of the respective closing dates are to be paid in arrears on a quarterly basis in cash or recognized as payment-in-kind, at the direction of the Purchasers. Interest expense for the three and nine months ended September 30, 2020 was approximately $0.7 million and $1.0 million, respectively, which is included in convertible notes payable on the accompanying condensed consolidated balance sheet as of September 30, 2020.

The Baker Notes are convertible at any time at the option the Purchasers at the aforementioned conversion price. The Baker Notes are callable by the Company on 10 days’ written notice beginning on the third anniversary of the Baker Initial Closing. The call price will equal 100% of the Outstanding Balance plus accrued and unpaid interest if the Company’s common stock as measured using a 30-day volume weighted average price (VWAP) is greater than the benchmark price of $4.99 as stated in the Securities Purchase Agreement, or 110% of the Outstanding Balance plus accrued and unpaid interest if the VWAP is less than such benchmark price. The Purchasers also have the option to require the Company to repurchase all or any portion of the Baker Notes in cash upon the occurrence of certain events. In a repurchase event, as defined in the Securities Purchase Agreement, the repurchase price will equal 110% of the Outstanding Balance plus accrued and unpaid interest. In an event of default or the Company’s change of control, the repurchase price will equal to the sum of (x) three times of the Outstanding Balance plus (y) the aggregate value of future interest that would have accrued.

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

Under the valuation methods as described in Note 7- Fair Value Financial Instruments, the Company recorded the following in the condensed consolidated financial statements related to the Baker Notes and Baker Warrants during the quarter ended June 30, 2020: (i) an aggregate of $58.1 million in convertible notes and an aggregate of $46.7 million for warrants and purchase rights liability at the Baker Initial Closing and Exercise Date; (ii) a $64.0 million loss on issuance of financial instruments recognized at the Baker Initial Closing and Exercise Date the condensed consolidated statement of operations; (iii) an aggregate $34.1 million change in fair value of financial instruments as a result of mark-to-market adjustments on the Baker Notes, Baker Warrants and Baker Purchase Rights recognized respectively at the Exercise Date, Approval Date and the quarter ended June 30, 2020, in the condensed consolidated statement of operations; (iv) a $15.8 million reclassification from purchase rights liability to the convertible notes and warrants liability on the Exercise Date; and (v) an $11.0 million reclassification from warrants liability to additional paid-in capital in the condensed consolidated balance sheet on the Approval Date. In addition, the Company concluded that there was no change in the underlying instrument-specific credit risk between the issuance dates for the Baker Notes and September 30, 2020, and, therefore there was no change recognized in the fair value of the convertible notes associated with differences in credit risk that would be presented separately as a component of other comprehensive income.

Using the same valuation methods discussed in Note 7- Fair Value Financial Instruments, the Company recorded an aggregate $3.1 million change in fair value of financial instruments as a result of mark-to-market adjustments recognized on the Baker Notes at the quarter ended September 30, 2020 in the condensed consolidated financial statements.

The Baker Notes contain various customary affirmative and negative covenants agreed to by the Company. The Company was in compliance with all applicable covenants at September 30, 2020. The Baker Notes also include customary events of default as set forth in the Securities Purchase Agreement, such that, in an event of default, the Purchasers will have the right to accelerate repayment of the aggregate loan balance then outstanding.

6.Balance Sheet Details

Short-term Investments

Short-term investments consist of held-to-maturity securities that will be due in one year or less. The following table illustrates the held-to-maturity securities’ amortized costs at purchase and the fair value for the period presented (in thousands). All of the short-term investments at December 31, 2019 have matured as of September 30, 2020.

December 31, 2019	Amortized Cost Basis	Unrealized Gains	Fair Value
Fixed income debt securities	$8,233	$42	$8,275
Total held-to-maturity securities	$8,233	$42	$8,275

Prepaid and Other Current Assets
Prepaid and other current assets consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Selling and marketing related costs	$7,654	$491
Insurance	1,324	481
Prepaid overhead	754	—
Other receivables	213	436
Flex note receivable (1)	250	250
Short-term deposit	52	150
Other	391	505
Total	$10,638	$2,313
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

Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	Useful Life	September 30, 2020	December 31, 2019
Research equipment	5 years	$615	$608
Computer equipment and software	3 years	280	13
Office furniture	5 years	205	205
Leasehold improvements	5 years or less	340	340
Construction in-process	—	1,566	77
		3,006	1,243
Less: accumulated depreciation		(1,030)	(849)
Total, net		$1,976	$394
Depreciation expense was approximately $0.1 million for both the three months ended September 30, 2020 and 2019, and $0.2 million for both the nine months ended September 30, 2020 and 2019.
Other Noncurrent Assets

Other noncurrent assets consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Restricted cash included in noncurrent assets	$800	$750
Prepaid directors & officers' insurance	240	320
Flex note receivable, net of current portion	—	250
Other	34	—
Total	$1,074	$1,320

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Clinical studies	$289	$585
Marketing and public relations	1,375	—
Legal and other professional fees	1,276	1,652
Manufacturing related costs	1,413	—
Other	254	547
Total	$4,607	$2,784

7.Fair Value of Financial Instruments

The fair values of the Company’s assets, including the money market funds, investments in marketable fixed income debt securities classified as cash and cash equivalents, investments in marketable fixed income debt securities classified as held-to-maturity and the Flex Note receivable, and the fair value of the Company’s convertible notes measured on a recurring basis are summarized in the following tables, as applicable (in thousands).

	September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$81,585	$81,585	$—	$—
Fixed income debt securities classified as cash and cash equivalents	4,998	4,998	—	—
Flex note receivable	250	—	250	—
Total assets	$86,833	$86,583	$250	$—

Convertible notes payable (2)	$47,063	$—	$—	$47,063
Total liabilities	$47,063	$—	$—	$47,063
_____________________
(2) The convertible notes payable as of September 30, 2020 on the accompanying condensed consolidated balance sheet also includes approximately $1.0 million accrued interest on the Baker Notes.

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

The Baker Warrants and the Baker Purchase Rights, and the Private Placement First Closing Warrants and the Private Placement Purchase Rights as discussed in Note 5- Convertible Notes and Note 10- 2019 Private Placement, respectively, were determined to be classified as liabilities. Therefore, they were stated at fair value at issuance and subject to mark-to-market at each reporting date until a subsequent event occurs that would change their classification. They were considered Level 3 instruments because the fair value measurement was based, in part, on significant inputs not observed in the market.

The following tables summarize the changes in Level 3 financial liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2020 and 2019.

	Baker First Closing Notes	Baker Second Closing Notes	Total
Balance at June 30, 2020	$26,375	$17,583	$43,958
Change in fair value	1,863	1,242	3,105
Balance at September 30, 2020 (2)	$28,238	$18,825	$47,063

	Baker First Closing Notes	Baker Second Closing Notes	Total
Balance at December 31, 2019	$—	$—	$—
Initial liability at issuance	37,405	20,715	58,120
Change in fair value	(9,167)	(1,890)	(11,057)
Balance at September 30, 2020 (2)	$28,238	$18,825	$47,063
_____________________
(2) The convertible notes payable as of September 30, 2020 on the accompanying condensed consolidated balance sheet also includes approximately $1.0 million accrued interest on the Baker Notes.

	Baker First Closing Warrants	Baker Purchase Rights	Baker Second Closing Warrants	Total
Balance at December 31, 2019	$—	$—	$—	$—
Initial liability at issuance	14,007	27,636	5,098	46,741
Change in fair value	(7,408)	(11,823)	(682)	(19,913)
Reclassification from liability to equity	(6,599)	—	(4,416)	(11,015)
Exercise of Baker Purchase Rights for convertible notes	—	(10,715)	—	(10,715)
Exercise of Baker Purchase Rights for warrants	—	(5,098)	—	(5,098)
Balance at September 30, 2020 (3)	$—	$—	$—	$—

	Private Placement Warrants	Private Placement Purchase Rights
Balance at December 31, 2018	$—	$—
Initial liability at issuance	3,611	3,183
Change in fair value	3,315	19,617
Reclassification from liability to equity	(6,926)	(22,800)
Balance at September 30, 2019(3)	$—	$—
_____________________
(3) There was no activity for the three months ended September 30, 2020 and 2019.

Baker Notes

The fair value of the Baker Notes issued as described in Note 5- Convertible Notes, and subsequent changes in fair value recorded at the September 30, 2020 reporting date, were determined using a Monte Carlo simulation-based model. Monte Carlo simulation was used to take into account several factors including the future value of the Company's common stock, a potential change of control event, the maturity term of the Baker Notes, the probability of an event of voluntary conversion of the Baker Notes, exercise of the put right, and exercise of the Company's call right.

Baker Warrants and Private Placement Warrants

The fair value of the Baker Warrants issued during the second quarter of 2020 as described in Note 5- Convertible Notes, and the fair value of the Private Placement First Closing Warrants issued during the second quarter of 2019 as described in Note 10- 2019 Private Placement, and the respective changes in fair value of these warrants as a result of mark-to-market, were determined using the Black-Scholes option pricing model based on the following weighted-average assumptions for the periods indicated.

	Nine Months Ended September 30,
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

8.Commitments and Contingencies

Operating Leases

Fleet Lease

In December 2019, the Company (the Lessee) and Enterprise FM Trust (the Lessor) entered into a Master Equity Lease Agreement (the Fleet Lease Agreement), whereby the Company leases vehicles to be delivered by the Lessor from time to time with various monthly costs depending on the vehicles delivered for a term of 24 or 36 months, commencing on each corresponding delivery date. The leased vehicles are for use by eligible employees of the Company's commercial operations personnel (the Fleet Lease). There was a total of 54 and 70 vehicles delivered during the three and nine months ended September 30, 2020, respectively. The Company maintains a letter of credit as collateral in favor of the Lessor, which was included in restricted cash in the condensed consolidated balance sheet. This letter of credit was $0.1 million as of September 30, 2020. There was no such amount as of December 31, 2019. The Company determined that the leased vehicles are accounted for as operating leases under ASC 842, Leases (ASC 842).

2020 Lease and the First Amendment

On October 9, 2019, the Company entered into an office lease for approximately 24,474 square feet (Existing Premises) pursuant to a non-cancelable lease agreement (the 2020 Lease). The 2020 Lease commenced on April 1, 2020 and will expire on September 30, 2025, unless terminated earlier in accordance with its terms. The Company has a right to extend the term of the lease for an additional five years and does not anticipate exercising such extension. The Company provided the landlord with a $750,000 security deposit in the form of a letter of credit for the Existing Premises. On April 14, 2020, the Company entered into the first amendment to the 2020 Lease for an additional 8,816 rentable square feet of the same office location (Expansion Premises), which commenced on September 1, 2020 (Expansion Premises Commencement Date) and will expire on September 30, 2025. The Company provided an additional $50,000 in a letter of credit for the Expansion Premises.

As of September 30, 2020 and December 31, 2019, restricted cash maintained as collateral for the Company’s security deposit was $0.8 million.

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

Supplemental Financial Statement Information

Lease Assets and Liabilities (in thousands)	September 30, 2020	December 31, 2019
Operating right-of-use assets	$7,198	$160
Operating lease liabilities- current	$1,728	$197
Operating lease liabilities- noncurrent	$6,425	$—

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost (in thousands)	Classification	2020	2019	2020	2019
Operating lease expense	Research and development	$118	$76	$273	$241
Operating lease expense	Selling and marketing	167	38	298	79
Operating lease expense	General and administrative	181	72	427	243
Total		$466	$186	$998	$563

Lease Term and Discount Rate	September 30, 2020	December 31, 2019
Weighted Average Remaining Lease Term (in years)	4.61	0.25
Weighted Average Discount Rate	12%	12%

Maturity of Operating Lease Liabilities (in thousands)	September 30, 2020	December 31, 2019
Remainder of 2020	$124	$201
Year ending December 31, 2021	2,450	—
Year ending December 31, 2022	2,515	—
Year ending December 31, 2023	2,171	—
Year ending December 31, 2024	2,192	—
Year ending December 31, 2025	1,502	—
Total lease payments	10,954	201
Less: imputed interest	(2,801)	(4)
Total	$8,153	$197

	Nine Months Ended September 30,
Other information (in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows in operating leases	$552	$640

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

Contingencies

From time to time the Company may be involved in various lawsuits, legal proceedings or claims that arise in the ordinary course of business. There were no claims or actions pending against the Company as of September 30, 2020 and December 31, 2019, which management believes would have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.
Intellectual Property Rights

In 2014, Private Evofem entered into an amended and restated license agreement with Rush University (the Rush License Agreement) pursuant to which Rush University granted Private Evofem an exclusive, worldwide license of certain patents and know-how related to its multipurpose vaginal pH modulator technology authorizing Private Evofem to make, distribute and commercialize products and processes for any and all therapeutic, prophylactic and/or diagnostic uses, including, without limitation, use for female vaginal health and/or birth control. Pursuant to the Rush License Agreement, the Company is obligated to pay to Rush University an earned royalty based upon a percentage of net sales in the range of mid-single digits. In September 2020, the Company entered the first amendment to the Rush License Agreement, pursuant to which the Company is also obligated to pay a minimum annual royalty amount of $100,000 to the extent the earned royalties do not equal or exceed $100,000 commencing January 1, 2021. Such royalty payment was immaterial for the three months ended September 30, 2020.

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

During the first quarter of 2019, the Sublicenses were reassigned to WCG Cares, upon which, the unpaid sublicense fees ceased accruing interest and all accrued sublicense fees and interest expense of $1.3 million were transferred and became payable to WCG Cares. During the third quarter of 2019, the Company and WCG Cares entered into a settlement agreement, whereby the Company paid $1.0 million to WCG Cares to settle the entire outstanding balance. The Company recorded the difference of $0.3 million as a concession recorded within other income (expense) in its condensed consolidated statement of operations during the third quarter of 2019. See Note 9- Related-party Transactions for a summary of the Company’s transactions with WCGCIC, WomanCare Global International, a non-profit organization registered in England and Wales (WCGI) and related entities, and WCG Cares.

9.Related-party Transactions

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

Effective April 1, 2019, the Company entered into a new two-year consulting agreement with Mr. Lynch (the 2019 Consulting Agreement). The 2019 Consulting Agreement provided for (i) annual compensation of $0.4 million, including $0.1 million related to Mr. Lynch’s board services, (ii) an annual grant of 150,000 restricted stock units (RSUs), which vested quarterly over one year from the grant date and (iii) an annual bonus of up to 100% of Mr. Lynch’s annual consulting fees based upon the achievement of the Company’s corporate goals and objectives as determined by and subject to approval of the board of directors. The 2019 Consulting Agreement terminated on April 1, 2020 upon the passing of Mr. Lynch.

Consulting fees incurred under the 2017 and 2019 Consulting Agreements were zero and $0.1 million for the three months ended September 30, 2020 and 2019, respectively, and $0.1 million and $0.5 million for the nine months ended September 30, 2020 and 2019, respectively.

Transactions with WCGI and Related Entities

From 2009 to 2016, Ms. Saundra Pelletier was the founding CEO of WCGI. In February 2013, Private Evofem and WCGI formed an alliance (the WCGI Alliance) and Ms. Pelletier also became Private Evofem’s CEO. Concurrent with the forming of the WCGI Alliance, Private Evofem and WCGI entered into a (i) service agreement to which the companies shared resources and employees and (ii) three-year grant agreement under which Private Evofem provided funding to WCGI.

From 2011 to 2017, Ms. Pelletier served as a director of the board of WomanCare Global Trading, Inc., a WCGI subsidiary. As described in Note 8- Commitments and Contingencies, in October 2015, Private Evofem, through its wholly-owned subsidiaries, entered into two sublicense agreements whereby Private Evofem was responsible for paying $5.0 million in annual sublicense fees, net of amounts paid under the grant agreement during 2015, to WCGCIC, also a WCGI affiliate.

Effective January 2016, Private Evofem and WCGI entered into a shared-services agreement (the SSA), which replaced the prior service agreement. Under the terms of the SSA, Private Evofem and WCGI cross charged the other company’s services provided by each entity on behalf of the other. The SSA also allowed for netting of due to and due from shared-services fees. In July 2019, the SSA was terminated. Services provided under the SSA on behalf of WCGI were immaterial for the three and nine months ended September 30, 2019. The amounts of receivables and payables related to the Company’s transactions with WCGI related entities as of September 30, 2019 and for the three and nine months ended September 30, 2019 were immaterial. All accrued sublicense fees and interest expense related to the Sublicenses as of December 31, 2018 became payable to WCG Cares during the first quarter of 2019.

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

In March 2018, the Company and WCG Cares entered into a shared-services agreement (the Cares Shared Services Agreement). Under the terms of the Cares Shared Services Agreement, the Company and WCG Cares cross charged services provided by each entity (or their subsidiaries) on behalf of the other. The Cares Shared Services Agreement also allowed for netting of due to and due from shared-services fees. In July 2019, the Company provided a notice of termination to WCG Cares to terminate the Cares Shared Services Agreement effective September 2019. Services provided under the Cares Shared Services Agreement on behalf of WCG Cares were immaterial for the three and nine months ended September 30, 2019, and the net shared-services due to the Company were immaterial as of September 30, 2019.

Variable Interest Entity Considerations

Due to shared management and numerous agreements between the Company and WCGI and the Company and WCG Cares, management reviewed its relationship with both WCGI and its subsidiaries and WCG Cares in accordance with the authoritative guidance for variable interest entities within ASC 810, Consolidation. The Company concluded that due to WCGI’s and WCG Cares’ status as not-for-profit entities the scope exception from qualifying as a variable interest entity was met and, therefore, the Company is not required to consolidate WCGI or WCG Cares.

10. 2019 Private Placement

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

The warrants have a 7-year term and will become exercisable at any time on or after the date that is six (6) months following their respective issuance dates. The Company determined the Private Placement First Closing Warrants were free standing financial instruments and a liability classified in accordance with ASC 480 due to the requirement to obtain stockholder approval pursuant to Nasdaq Listing Rule 5635(b). The Company utilized the Black-Scholes option-pricing model to calculate the fair value of warrants at issuance and on the Private Placement Approval Date for the Private Placement First Closing Warrants, and recorded the following in the condensed consolidated financial statements for the three months ended June 30, 2019: (i) $3.6 million warrant liability at issuance; (ii) $3.3 million change in fair value of warrants in the condensed consolidated statement of operations as a result of mark-to-market on the Private Placement Approval Date; and (iii) $6.9 million reclassification from warrant liability to additional paid-in capital in the condensed consolidated balance sheet on the Private Placement Approval Date.

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

The Company also determined the Private Placement Purchase Rights were free standing financial instruments and liability classified in accordance with ASC 480 due to the stockholder approval provision noted above. As described in Note 7- Fair Value Financial Instruments, the Company utilized a combination of a lattice model and a Black-Scholes option-pricing model to calculate the fair value of the Private Placement Purchase Rights at issuance and on the Private Placement Approval Date. The Company recorded the following in the condensed consolidated financial statements during the second quarter of 2019: (i) $3.2 million purchase rights liability at issuance for the purchase rights provided to PDL; (ii) $0.7 million loss on issuance of purchase rights at issuance in the condensed consolidated statement of operations for the purchase rights provided to Invesco and WIM; (iii) $19.6 million change in fair value of purchase rights in the condensed consolidated statement of operations as a result of mark-to-market on the Private Placement Approval Date; and (iv) $22.8 million reclassification from purchase rights liability to additional paid-in capital in the condensed consolidated balance sheet on the Private Placement Approval Date.

Upon completion of the Private Placement First Closing and Private Placement Second Closing, the Company received proceeds of approximately $28.2 million and $47.2 million, net of $1.8 million and $2.8 million in advisory fees to financial advisors, respectively, and used these proceeds for clinical research and development purposes, including resubmission of the New Drug Application for Phexxi to the FDA, commercialization activities, and for general corporate purposes.

Additionally, upon completion of the Private Placement Second Closing, the previously issued WIM Warrants and Reload Warrants (as defined below) to purchase up to 475,000 shares and 1,188,029 shares of common stock, respectively, were canceled. See Note 11- Stockholders' Equity for additional details on the Reload Warrants. The Company included such cancellation in valuing the purchase rights described above.

11.Stockholders' Equity

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

In addition, on February 8, 2019 and per the terms of the Repricing Letter Agreements, the Company issued warrants to purchase up to 1,188,029 shares of the Company’s common stock (Reload Warrants) to the holders' party to the Repricing Letter Agreements at an exercise price of $5.20 per share. The Company determined the Reload Warrants are free standing financial instruments and equity classified in accordance with ASC 480. Since the Reload Warrants were issued in addition to the reduced exercise price to induce the holders of WIM Warrants and common warrants to exercise their warrants, the Company determined the fair value of the Reload Warrants was also the incremental fair value as a result of the modification to the WIM warrants and common warrants exercised. To determine the fair value of the Reload Warrants, the Company utilized the Black-Scholes option-pricing model, which resulted in an estimated fair value of the Reload Warrants of $2.5 million, which was recorded as additional paid-in capital in the condensed consolidated balance sheet and change in fair value of warrants in the condensed consolidated statement of operations for the nine months ended September 30, 2019.

On June 10, 2019, upon the Second Closing of the Private Placement as discussed in Note 10- 2019 Private Placement, the remaining WIM Warrants to purchase up to 475,000 shares of common stock and all Reload Warrants were cancelled. Warrants to purchase an aggregate of 4,444,446 shares of common stock were issued in connection with the Private Placement at an exercise price of $6.38 per share in April and June 2019.

In April and June 2020, pursuant to the Securities Purchase Agreement as discussed in Note 5- Convertible Notes, the Company issued warrants to purchase up to 5,122,950 shares of common stock in a private placement at an exercise price of $2.44 per share.

As of September 30, 2020, warrants to purchase up to 10,426,107 shares of the Company’s common stock remain outstanding at a weighted average exercise price of $4.54 per share. These warrants are summarized below:

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

At the Market (ATM) Program

In November 2019, the Company entered into an Equity Distribution Agreement (the Equity Distribution Agreement) with Piper Sandler & Co. (Piper Sandler), which provided the Company the ability to offer and sell shares of its common stock in ATM offerings (as defined in Rule 415 of the Securities Act of 1933, as amended) having an aggregate offering price up to $50 million from time to time through Piper Sandler acting as sales agent. On June 2, 2020, in connection with the Public Offering discussed in Note 11- Stockholders’ Equity, the Equity Distribution Agreement was terminated. During the nine months ended September 30, 2020, the Company received proceeds of approximately $3.8 million in cash and cash equivalents (including $0.3 million that was included in other receivables in the condensed consolidated balance sheet at December 31, 2019), net of commissions, from the sale of 676,656 shares of its common stock.

Short-swing Profit Disgorgement

During the three months ended September 30, 2020, there was no short-swing profit disgorgement. During the nine months ended September 30, 2020, the Company received an aggregate of $0.2 million in cash from short-swing profit disgorgement, which is included as an increase to additional paid-in capital in the condensed consolidated statement of stockholders’ equity and as a financing activity in the condensed consolidated statement of cash flows.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows in common equivalent shares as of September 30, 2020:

Common stock issuable upon the exercise of stock options outstanding	8,972,112
Common stock issuable upon the exercise of common stock warrants	10,426,107
Common stock available for future issuance under the 2019 ESPP	1,354,968
Common stock available for future issuance under the Amended and Restated 2014 Plan	1,752,262
Common stock available for future issuance under the Amended Inducement Plan	484,175
Total common stock reserved for future issuance	22,989,624

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

12.Stock-based Compensation

Equity Incentive Plans
The following table summarizes stock-based compensation expense related to stock options, restricted stock awards (RSAs) and RSUs granted to employees and non-employee directors included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$291	$202	$1,689	$859
Selling and marketing	347	564	2,006	1,101
General and administrative	999	1,497	7,377	4,780
Total	$1,637	$2,263	$11,072	$6,740

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

On September 15, 2014, Neothetics’ board of directors adopted, and stockholders approved, the 2014 Equity Incentive Plan (the 2014 Plan), which was amended and restated on each of May 2018 and February 26, 2019 (the Amended and Restated 2014 Plan), which among other things, increased the number of authorized shares under the 2014 Plan from 749,305 to an aggregate of 7,800,000 shares. On February 25, 2020, the Company’s board of directors approved, subject to stockholder approval, and recommended its stockholders approve at the 2020 Annual Meeting, an additional 2,000,000 authorized shares reserved for issuance under the Amended and Restated 2014 Plan to an aggregate of 11,725,515 shares, including the Evergreen Shares discussed below. Such stockholder approval was obtained on May 12, 2020. Per the terms of the Amended and Restated 2014 Plan, the shares reserved will automatically increase on each January 1 through 2024, by an amount equal to the smaller of (i) 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31; or (ii) an amount determined by our board of directors. This provision resulted in an additional 1,925,515 shares (Evergreen Shares) added to the total number of authorized shares on January 1, 2020. As of September 30, 2020, there were 1,752,262 shares available to grant under the Amended and Restated 2014 Plan.

On July 24, 2018, upon the recommendation by the Compensation Committee, the Company's board of directors adopted the Evofem Biosciences, Inc. 2018 Inducement Equity Incentive Plan (the Inducement Plan), pursuant to which the Company reserved 250,000 shares for the issuance of equity awards under the Inducement Plan. The Inducement Plan was amended effective February 25, 2020 (the Amended Inducement Plan), which increased the number of authorized shares to an aggregate of 1,250,000 shares. The only persons eligible to receive awards under the Inducement Plan are individuals who satisfy the standards for inducement grant recipients under Nasdaq Marketplace Rule 5635(c)(4), generally, a person not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with the Company. As of September 30, 2020, there were 484,175 shares available to grant under the Inducement Plan.

Stock Options

There were 631,200 and 290,000 shares of stock options granted during the three months ended September 30, 2020 and 2019, respectively, and 2,873,685 and 733,000 shares of stock options granted during the nine months ended September 30, 2020 and 2019, respectively. Of the total stock options granted during the nine months ended September 30, 2020, 1,027,400 were granted out of the share reserve increase approved by the board of directors under the Amended and Restated 2014 Plan on February 25, 2020 and were subject to the Company obtaining the requisite stockholder approval. This stockholder approval was obtained on May 12, 2020.

As of September 30, 2020, unrecognized stock-based compensation expense for employees and non-employee stock options was approximately $10.9 million, which the Company expects to recognize over a weighted-average remaining period of 2.4 years, assuming all unvested options become fully vested.
Summary of Assumptions
The fair value of noncash stock-based compensation for stock options granted to employees and non-employees was estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted-average assumptions for options granted for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Expected volatility	90.7%	76.0%	82.4%	76.1%
Risk-free interest rate	0.4%	1.5%	0.6%	1.9%
Expected dividend yield	—%	—%	—%	—%
Expected term (years)	6.1	6.0	6.0	5.9
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

Restricted Stock Awards and Units

There were zero and 150,000 shares of RSAs granted under the Amended and Restated 2014 Plan during the three months ended September 30, 2020 and 2019, respectively, and 1,265,000 and 625,500 shares of RSAs granted during the nine months ended September 30, 2020 and 2019 respectively, to its executive management team and certain non-executive employees. The vesting conditions for 1,245,000 shares of RSAs granted during the first quarter of 2020 and 460,500 shares of RSAs granted during the first quarter of 2019 are connected to the Company’s achievement of certain performance milestones in the corresponding fiscal year (Performance-based RSAs).

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

The Company recognized $0.1 million and $6.5 million stock-based compensation expense during the three and nine months ended September 30, 2020, respectively, for RSAs and RSUs. As of September 30, 2020, unrecognized stock-based compensation expense related to the unvested RSAs and RSUs was approximately $0.3 million, which the Company expects to recognize over a weighted-average remaining period of 1.3 years.

On April 1, 2020, under the Amended and Restated 2014 Plan, the Company issued 150,000 RSUs to the former chairman of the Company’s board of directors in consideration for certain consulting services to be provided to the Company in connection with the 2019 Consulting Agreement, which were immediately forfeited upon the passing of Mr. Lynch.

Employee Stock Purchase Plan

In November 2014, Neothetics adopted the 2014 Employee Stock Purchase Plan (the 2014 ESPP), which initially authorized the issuance of 28,333 shares of common stock pursuant to purchase rights granted to employees, and an additional 258,672 evergreen shares were added to the total shares authorized on January 1, 2019. Following completion of the Merger, there was no enrollment in the 2014 ESPP. During the three and nine months ended September 30, 2019, there were no shares of common stock purchased under the 2014 ESPP.

On May 7, 2019, the board of directors terminated the 2014 ESPP and approved a new 2019 Employee Stock Purchase Plan (the 2019 ESPP), which was approved by stockholders at the 2019 annual meeting held on June 5, 2019. The 2019 ESPP initially authorized the issuance of 500,000 shares of common stock pursuant to purchase rights granted to employees. In addition, the number of shares available for issuance under the 2019 ESPP will increase on January 1 of each year in an amount equal to the lesser of (i) 1,000,000 shares, (ii) 2% of the shares of common stock outstanding on December 31, or (iii) such lesser number of shares as is determined by the board of directors. As of September 30, 2020, there were 1,354,968 shares of common stock reserved and available for issuance pursuant to the 2019 ESPP. The 2019 ESPP is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended (the Code).

The 2019 ESPP enables eligible full-time and part-time employees to purchase shares of the Company’s common stock through payroll deductions of between 1% and 15% of eligible compensation during an offering period. A new offering period begins approximately every June 15 and December 15. At the last business day of each offering period, the accumulated contributions made during the offering period will be used to purchase shares. The purchase price is 85% of the lesser of the fair market value of the common stock on the first or the last business day of an offering period. The maximum number of shares of common stock that may be purchased by any participant during an offering period will be equal to $25,000 divided by the fair market value of the common stock on the first business day of an offering period. The current active offering period under the 2019 ESPP commenced on June 15, 2020 and will end on December 14, 2020. During the three and nine months ended September 30, 2020, there were zero and 67,454 shares of common stock purchased under the 2019 ESPP. During the three and nine months ended September 30, 2019, there were no shares of common stock purchased under the 2019 ESPP.

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

	Three and Nine Months Ended September 30,
	2020	2019
Expected volatility	108.9%	72.5%
Risk-free interest rate	0.2%	2.2%
Expected dividend yield	—%	—%
Expected term (years)	0.5	0.5
13.Subsequent Events

Subsequent events were evaluated through the filing date of this Quarterly Report, November 9, 2020.

On October 14, 2020, the Company sold and issued unsecured convertible promissory notes in an aggregate principal amount of $25 million (the Notes) to Adjuvant Global Health Technology Fund, L.P., and Adjuvant Global Health Technology Fund DE, L.P. (the 2020 Purchasers) pursuant to a Securities Purchase Agreement (the Purchase Agreement) by and between the Company and the 2020 Purchasers. Proceeds from the sale of the notes will be used to support EVOGUARD and to expand global market access for Phexxi.

The Notes have a five-year term and may be prepaid at the option of the Company and/or will become payable at the option of the 2020 Purchasers in connection with certain Company change of control transactions. The Notes will accrue interest at a rate of 7.5% per annum, and accrued interest will accrete on a quarterly basis in arrears to the outstanding balances of the Notes. The Notes are subordinate and junior in right of payment to the Baker Notes described in Note 5- Convertible Notes.

The Notes are convertible, subject to certain beneficial ownership blockers, into shares of the Company’s common stock, at any time at the option of the 2020 Purchasers at a conversion price of $3.65 per share (the Conversion Price). The Notes will automatically convert into shares of the Company’s common stock at the Conversion Price immediately following the earliest of the time at which the (i) 30-day value-weighted average price of the Company’s common stock is $10.00 per share, or (ii) Company achieves cumulative net sales from the sales of Phexxi of $100,000,000, provided such net sales are achieved prior to July 1, 2022.

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

Our first commercial product, Phexxi™ (lactic acid, citric acid and potassium bitartrate), is the first and only hormone-free, prescription gel approved in the United States for the prevention of pregnancy. We are advancing our product candidate, EVO100 into Phase 3 clinical trials for the prevention of urogenital transmission of both Chlamydia trachomatis infection (chlamydia) and Neisseria gonorrhoeae infection (gonorrhea) in women (we refer to this trial as EVOGUARD).

Phexxi as a Contraceptive and Launch Strategies

On September 8, 2020, we launched Phexxi in the United States as the first and only U.S. Food and Drug Administration (FDA)-approved, hormone-free, woman-controlled, on-demand prescription contraceptive gel. Our ongoing comprehensive Phexxi launch strategy includes marketing and public relations awareness campaigns targeting the 21 million females in the United States of reproductive potential who are not using hormonal contraception, as well as certain identified target health care provider segments; payer outreach; implementation of the Phexxi Concierge Experience, our comprehensive tele-medicine support system; and execution of our consumer digital and media strategy.

We commercially launched Phexxi with a hybrid sales force comprising regional business representatives, regional business managers, a tele-sales communication platform, and a self-guided, virtual health care provider learning platform. Our sales force is comprised of experienced, successful health care sales representatives who are leveraging their established relationships to gain access to health care providers for Phexxi, even in the COVID-19 environment.

The Affordable Care Act (ACA) mandates that women must receive their contraception for no out-of-pocket cost, with at least one product in each of the 18 categories that defined by the ACA. In June 2020, Medi-Span and First Databank, two major drug information databases that payers consult for pricing and product information, granted Phexxi a new classification in their databases and pricing compendia as the first and only “Vaginal pH Modulator.” We believe that a new 19th category of contraception should be established for vaginal pH modulators such as Phexxi. We are working with the Office of Women’s Health and Health Resources and Services Administration to update their birth control tables accordingly.

Phexxi’s listing with Medi-Span and First Databank, coupled with our timely response to payer clinical requests and our clinical presentation, have enabled us to shorten typical payer review times, which can otherwise take up to 180 days. We had coverage for 55% of commercial lives at launch in September 2020, reflecting positive coverage determinations for Phexxi by many regional plans. Discussions with all major commercial payers are ongoing, and we expect most remaining insurers to review Phexxi before the end of the first quarter in 2021.

EVO100: Our STI Preventive Product Candidate

Evofem's lead product candidate, EVO100, is an antimicrobial vaginal gel under evaluation for the prevention of chlamydia and gonorrhea in women - two of the most pervasive sexually transmitted infections in the United States. Currently, there are no FDA‑approved prescription products for the prevention of either of these commonly reported sexually transmitted infections.

In December 2019, we reported positive top-line results from our double-blind, placebo-controlled Phase 2b clinical trial of EVO100 for the prevention of chlamydia infection and gonorrhea infection in women. The trial, known as AMPREVENCE, enrolled 860 women at 50 sites in the United States for a four-month interventional period followed by a one-month follow-up period. AMPREVENCE met both its primary and secondary endpoints of reducing the risk of chlamydia and gonorrhea infection, respectively.

In this landmark study, the infection rate of chlamydia among women who used EVO100 for the four-month study period was 4.9% (n=14/288) compared to 9.8% among those who used placebo for four months (n=28/287) (p=0.024), a relative risk reduction of 50% in the primary endpoint. Among the reported cases of gonorrhea infection, the infection rate was 0.7% in the EVO100 arm (n=2/280), compared to 3.2% in the placebo arm (n=9/277) (p=0.03), a relative risk reduction of 78% in the secondary endpoint. The study further demonstrated that EVO100 was generally safe and well tolerated. The number of adverse events was similar across both arms (7.2% for EVO100 and 7.5% for placebo) and no serious treatment-related adverse events were reported.

In October 2020, we initiated EVOGUARD for the prevention of urogenital transmission of both chlamydia infection and gonorrhea infection in women. This randomized, placebo-controlled pivotal trial is designed to enroll 1,730 women with prior infection of either chlamydia or gonorrhea and who are at risk for future infection with a 16-week interventional phase followed by a one-month follow-up period. We expect top-line EVOGUARD results in the second or third quarter of 2022.

According to the Centers for Disease Control and Prevention (CDC), U.S. rates of infection for chlamydia and gonorrhea climbed in 2018 for the fifth consecutive year. Nearly 2.4 million domestic cases of these STIs were diagnosed in 2018, including 1.8 million newly reported chlamydia cases and approximately 580,000 newly reported gonorrhea cases. Based on these reports, an estimated 78 million women 18-65 years of age who are sexually active in the United States could be at a risk for one of these sexually transmitted infections. The CDC also reported that gonorrhea is increasingly becoming antibiotic resistant, making it much harder, or sometimes impossible, to treat. Currently, there are no FDA-approved prescription products for the prevention of either of these dangerous infections.

The FDA has granted Fast Track designation to EVO100 for the prevention of chlamydia in women and has designated it a Qualified Infectious Disease Product (QIDP) for the prevention of gonorrhea in women. QIDP designation provides several important potential advantages, including qualification for the FDA Fast Track program and longer market exclusivity, among others.

COVID-19 Pandemic

The current COVID-19 worldwide pandemic has presented substantial public health and economic challenges and is affecting our employees, customers, communities and business operations, as well as the U.S. and global economies and financial markets. International and U.S. governmental authorities in impacted regions are taking actions in an effort to slow the spread of COVID-19, including issuing varying forms of “stay-at-home” orders, and restricting business functions outside of one’s home. In response, we have implemented a work-from-home policy for our employees. To date, our third-party manufacturer and suppliers have not experienced any interruptions or disruptions in their ability to manufacture Phexxi or to supply our manufacturer with raw materials, respectively. Nevertheless, the persistence of the COVID-19 pandemic may interrupt or disrupt such manufacture and/or supply. Further, if our sales force is unable to visit health care providers and/or if our patients are unable to visit health care providers, this may also materially adversely affect our ability to sell Phexxi commercially.  Similarly, the timing of the completion of EVOGUARD may be affected by COVID-19 and COVID-19 may directly or indirectly impact the timeline for data readouts, initiation of, as well as monitoring, data collection and analysis and other related activities for EVOGUARD and our other potential clinical trials. Our current expectations for how we will enroll EVOGUARD are based on an assumption that clinical trial and healthcare activities begin to normalize in the fourth quarter of 2020.  Therefore, our assumptions around completion timing may prove to be incorrect, in particular if COVID-19 continues to spread. In light of recent developments relating to the COVID-19 pandemic, and consistent with the FDA’s updated industry guidance for conducting clinical trials, clinical trials may be deprioritized in favor of treating patients who have contracted the virus or to prevent the spread of the virus. This may lead to clinical trial protocol deviations or to discontinuation of treatment for patients who are then enrolled in our trials. Any disruptions in the commercialization of Phexxi and/or the initiation or completion of our clinical trials, data analysis or readouts and/or any disruption in our supply chain could have a material adverse effect on our business, results of operations and financial condition. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, as well as the economic impact on local, regional, national and international markets.

Merger

As previously discussed, on January 17, 2018 (the Closing Date), Neothetics, Inc. (Neothetics), now known as Evofem Biosciences, Inc., completed its reverse merger (the Merger) with privately-held Evofem Biosciences Operations, Inc. (Private Evofem) in accordance with the terms of an agreement and plan of merger and reorganization, dated October 17, 2017.

Financial Operations Overview

Net Product Sales

We have recognized limited net product sales in the United States since the commercial launch of Phexxi in September 2020. If Phexxi is approved for commercial sale outside of the United States, we expect to out-license commercialization rights for Phexxi to one or more pharmaceutical companies or other qualified potential partners, or enter into collaborations for the commercialization and distribution of Phexxi, from which we may generate licensing revenue. However, we cannot forecast when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and overall capital requirements.
Cost of Goods Sold

The Company began to capitalize the inventory costs associated with Phexxi in April 2020 when it was determined that the inventory had a probable future economic benefit. These inventory costs include all purchased materials, direct labor and manufacturing overhead. Prior to April 2020, costs incurred for the manufacture of Phexxi were recorded as research and development expenses.

In addition, we are obligated to pay quarterly royalty payments pursuant to the first amendment to the amended and restated license agreement with Rush University Medical Center dated March 27, 2014, as amended to date, which are a single-digit percentage of the gross amount we receive in the quarter less certain deductions incurred in the quarter based on a sliding scale. A minimum annual royalty amount of $100,000 is required commencing on January 1, 2021. Such royalty payment was immaterial for the three months ended September 30, 2020, and was included in the costs of goods sold in the condensed consolidated financial statements.

Operating Expenses

Research and development expenses

Our research and development expenses primarily consist of costs associated with the clinical development of EVO100 and post approval changes for continuous improvement and expansion of manufacturing capabilities related to Phexxi. These expenses include:

•external development expenses incurred under arrangements with third parties, such as fees paid to clinical research organizations (CROs) relating to our clinical trials, costs of acquiring and evaluating clinical trial data such as investigator grants, patient screening fees, laboratory work and statistical compilation and analysis, and fees paid to consultants;
•costs to acquire, develop and manufacture clinical trial materials, including fees paid to contract manufacturers;
•costs related to compliance with drug development regulatory requirements;
•continuous improvements of manufacturing and analytical efficiency;
•on-going product characterization and process optimization;
•back-up CMOs evaluation to support future commercial forecast and reduce cost of goods sold
•alternative raw material evaluation to secure an uninterrupted supply chain and reduce cost of goods sold
•employee-related expenses, including salaries, benefits, travel and noncash stock-based compensation expense; and
•facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment, and research and other supplies.

We expense internal and third-party research and development expenses as incurred. The following table summarizes research and development expenses by product candidate (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Allocated third-party development expenses:
Phexxi for prevention of pregnancy (AMPOWER)	$2	$(148)	$(14)	$1,986
EVO100 for prevention of chlamydia/gonorrhea (AMPREVENCE)	17	1,050	(10)	6,704
EVO100 for prevention of chlamydia/gonorrhea (EVOGUARD)	1,386	—	1,529	—
Total allocated third-party development expenses	1,405	902	1,505	8,690
Unallocated internal research and development expenses:
Noncash stock-based compensation expenses	291	202	1,689	859
Payroll related expenses	1,438	1,007	3,539	2,933
Outside services costs	705	3,269	3,343	5,506
Other	378	283	1,028	810
Total unallocated internal research and development expenses	2,812	4,761	9,599	10,108
Total research and development expenses	$4,217	$5,663	$11,104	$18,798

Completion dates and costs for our clinical development programs may vary significantly for EVO100 and any future product candidate we may seek to develop and are difficult to predict. We anticipate that we will determine which programs and product candidates to pursue as well as the most appropriate funding allocations for each program and product candidate on an ongoing basis in response to the results of ongoing and future clinical trials, regulatory developments, and our ongoing assessments of the commercial potential of each current or future product candidate. We expect aggregate research and development expenses to decrease in 2020 due to completion of the clinical phase of AMPREVENCE in December 2019, partially offset by the initiation of EVOGUARD in October 2020. We will need to raise additional capital in the future to complete clinical development for EVO100 and any future product candidates.

The costs of clinical trials may vary significantly over the life of a program owing to the following:

•per patient trial costs;
•the number of sites included in the trials;
•the length of time required to enroll eligible patients;
•the number of patients participating in the trials;
•the number of doses patients receive;
•potential additional safety monitoring or other trials requested by regulatory agencies;
•the phase of development of the product candidate; and
•the efficacy and safety profile of the product candidate.

Selling and marketing expenses

Our selling and marketing expenses consist primarily of pre-commercialization sales and marketing expenses prior to launch, the initiation of full commercialization activities in September 2020, and post-launch commercialization activities for the remainder of 2020, advertising, training, salaries, benefits, travel, noncash stock-based compensation expense, and other related costs for our employees and consultants as well as other costs associated with conducting commercial assessments for our product candidates.

We expect our selling and marketing expenses to increase significantly due to our sales force which was originally established in the third quarter of 2020, as we continue to develop and commence associated marketing campaigns and initiatives, and hire additional personnel to support full commercialization activities in the United States for Phexxi.

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

We expect our general and administrative expenses to increase as we hire additional personnel to support the growth of our business and commercialization activities.

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

Results of Operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019 (in thousands):

Net Product Sales

	Three Months Ended September 30,		2020 vs. 2019
	2020	2019	$ Change	% Change
Product sales, net	$278	$—	$278	100%

In May 2020, the FDA approved Phexxi for the prevention of pregnancy in females of reproductive potential for use as an on-demand method of contraception. Phexxi was commercially launched in September 2020. Net product sales were $0.3 million for the three months ended September 30, 2020.

Cost of Goods Sold

	Three Months Ended September 30,		2020 vs. 2019
	2020	2019	$ Change	% Change
Cost of goods sold	$317	$—	$317	100%

Cost of goods sold was $0.3 million for the three months ended September 30, 2020, of which there was a $0.1 million one-time charge related to product labelling rework.

Research and development expenses

	Three Months Ended September 30,		2020 vs. 2019
	2020	2019	$ Change	% Change
Research and development	$4,217	$5,663	$(1,446)	(26)%

The decrease in research and development expenses was primarily due to a $2.6 million reduction in outside services associated with the Phexxi New Drug Application for the prevention of pregnancy that was resubmitted to the FDA in the fourth quarter of 2019. This decrease was partially offset by a $0.6 million increase in clinical trial expenses associated with the initiation of trial activities for EVOGUARD and an increase of $0.4 million and $0.1 million in payroll related expenses and noncash stock-based compensation, respectively, due to increased headcount.

Selling and marketing expenses

	Three Months Ended September 30,		2020 vs. 2019
	2020	2019	$ Change	% Change
Selling and marketing	$14,700	$3,791	$10,909	288%

The increase in selling and marketing expenses was primarily due to a $6.9 million increase in media and advertising costs and a $0.6 million increase in costs for outside services associated with marketing and market access activities, which were incurred in preparation for the September 2020 commercial launch of Phexxi. The increase in selling and marketing expenses also includes a $2.9 million increase in payroll related expenses due to increased headcount and a $0.5 million increase in facilities costs.

General and administrative expenses

	Three Months Ended September 30,		2020 vs. 2019
	2020	2019	$ Change	% Change
General and administrative	$7,200	$4,843	$2,357	49%

The increase in general and administrative expenses was primarily due to a $1.6 million increase in legal, audit and financing advisory fees, a $0.5 million increase in costs for outside services pertaining to recruiting of the sales force and medical, legal and regulatory review, a $0.4 million increase in payroll related expenses due to increased headcount, and a $0.4 million increase in facilities costs. These aggregated increases are partially offset by a $0.5 million decrease in noncash stock-based compensation.

Total other (expense) income, net

	Three Months Ended September 30,		2020 vs. 2019
	2020	2019	$ Change	% Change
Total other (expense) income, net	$(3,741)	$499	$(4,240)	(850)%

Total other expense, net, for the three months ended September 30, 2020, primarily included $3.1 million loss from the change in fair value of these financial instruments as a result of mark-to-market adjustments and $0.7 million in accrued interest expense related to the Baker Notes as described in Note 5- Convertible Notes.

Total other income, net, for the three months ended September 30, 2019 included $0.2 million of interest income and $0.3 million of other income for the concession received upon the settlement of outstanding accrued sublicense fees and interest expense with WCG Cares as described in Note 8- Commitments and Contingencies.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019 (in thousands):

Net Product Sales

	Nine Months Ended September 30,		2020 vs. 2019
	2020	2019	$ Change	% Change
Product sales, net	$278	$—	$278	100%

In May 2020, the FDA approved Phexxi for the prevention of pregnancy in females of reproductive potential for use as an on-demand method of contraception. Phexxi was commercially launched in September 2020. Net product sales were $0.3 million for the nine months ended September 30, 2020.

Cost of Goods Sold

	Nine Months Ended September 30,		2020 vs. 2019
	2020	2019	$ Change	% Change
Cost of goods sold	$317	$—	$317	100%

Cost of goods sold was $0.3 million for the nine months ended September 30, 2020, of which there was a $0.1 million one-time charge related to a change in product labelling.

Research and development expenses

	Nine Months Ended September 30,		2020 vs. 2019
	2020	2019	$ Change	% Change
Research and development	$11,104	$18,798	$(7,694)	(41)%

The overall decrease in research and development expenses was primarily due to a $6.8 million reduction in clinical trial costs associated with the completion of the clinical phases of AMPOWER in December 2018 and AMPREVENCE in December 2019. The overall decrease also resulted from a $2.6 million reduction in outside services associated with the Phexxi New Drug Application for the prevention of pregnancy that was resubmitted to the FDA in the fourth quarter of 2019. These aggregated decreases are partially offset by a $0.6 million increase in payroll related expenses and $0.8 million increase in noncash stock-based compensation due to increased headcount, and a $0.4 million increase in facilities costs.

Selling and marketing expenses

	Nine Months Ended September 30,		2020 vs. 2019
	2020	2019	$ Change	% Change
Selling and marketing	$32,553	$6,222	$26,331	423%

The overall increase in selling and marketing expenses was primarily due to a $14.4 million increase in media and advertising costs incurred in preparation for the September 2020 commercial launch of Phexxi, a $5.6 million increase in payroll related expenses due to increased headcount primarily related to the aforementioned hiring of the field sales force, a $4.2 million increase in costs for outside services associated with marketing, market access and medical affairs activities, a $1.0 million increase in facilities costs, and a $0.9 million increase in noncash stock-based compensation.

General and administrative expenses

	Nine Months Ended September 30,		2020 vs. 2019
	2020	2019	$ Change	% Change
General and administrative	$24,077	$14,850	$9,227	62%

The overall increase in general and administrative expenses was primarily due to a $2.6 million increase in noncash stock-based compensation, a $2.2 million increase in legal and financing advisory fees, a $2.0 million increase in outside services mainly associated with the issuance of convertible notes and recruiting of the sales force, a $1.6 million increase in payroll due to increased headcount, and a $0.8 million increase in facilities costs.

Total other income (expense), net

	Nine Months Ended September 30,		2020 vs. 2019
	2020	2019	$ Change	% Change
Total other (expense) income, net	$(33,936)	$(27,442)	$(6,494)	24%

Total other expense, net, for the nine months ended September 30, 2020 primarily included a $64.0 million recorded loss on issuance of convertible notes, warrants and purchase rights issued in connection with the Securities Purchase Agreement as described in Note 5- Convertible Notes and a $1.0 million in accrued interest expense related to convertible notes. This loss was offset by a $31.0 million recorded gain from the change in fair value of these financial instruments as a result of mark-to-market adjustments.

The other expense, net, for the nine months ended September 30, 2019 primarily included a $0.7 million recorded loss on issuance of purchase rights issued in connection with the Private Placement as described in Note 10- 2019 Private Placement, a $22.9 million recorded loss from change in fair value of these financial instruments as a result of mark-to-market, and a $4.4 million incremental expense recognized as a result of a modification to the warrants exercised in February 2019 as described in Note 11- Stockholders' Equity.

Liquidity and Capital Resources

Overview

As of September 30, 2020, we had working capital of $36.4 million and an accumulated deficit of $614.9 million. We have financed our operations to date primarily through the sale of preferred stock and units, common stock, the issuance of convertible notes, interest earned on investments, cash received in the Merger, related-party advances and a note payable from Cosmederm Biosciences, Inc., a prior related party. At September 30, 2020, we had approximately $86.7 million in cash and cash equivalents. Our cash and cash equivalents include amounts held in checking accounts, money market funds, and investments in fixed income debt securities with original maturities of less than three months. Our short-term investments consist of held-to-maturity securities that mature in one year or less. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve liquidity and capital preservation.

We have incurred losses and negative cash flows from operating activities since inception. During the nine months ended September 30, 2020, we received gross proceeds of $25.0 million from the issuance of convertible notes in the second quarter of 2020, net proceeds of approximately $103.7 million upon the sale and issuance of common stock from our Public Offering in June 2020, and net proceeds of $3.8 million from our ATM program.

We anticipate that we will continue to incur net losses for the foreseeable future. We expect research and development expenses to decrease in 2020 compared to 2019 due to completion of the clinical phase of our AMPREVENCE trial for EVO100 in December 2019, which is partially offset by the initiation of our EVOGUARD trial in October 2020. We expect selling and marketing expenses to increase significantly in 2020 and beyond due to the hiring of our commercial sales force that was originally established in the third quarter of 2020, and as we develop and commence associated marketing campaigns and initiatives, including our direct-to-consumer programs, which are designed to drive update of and revenue from Phexxi. Lastly, we expect general and administrative expenses to increase in 2020 as we hire additional personnel and engage third parties to support the growth of our business and the commercialization of Phexxi in the United States. According to management estimates, our liquidity resources as of September 30, 2020 are not sufficient to maintain our planned level of operations for the next 12 months. In addition, the uncertainties associated with our ability to obtain additional equity financing on terms that are favorable to us, enter into collaborative agreements with strategic partners and succeed in our future operations, raise substantial doubt about our ability to continue as a going concern.

The opinion of our independent registered public accounting firm on our audited financial statements as of and for the years ended December 31, 2019 and 2018 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. Our unaudited condensed consolidated financial statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 appearing in this Quarterly Report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue our operations.

The COVID-19 pandemic caused us to delay the commercial launch of Phexxi until September 2020 and impacted the terms on which we have been able to raise funds. Our ability to raise additional funds, and the terms on which those funds may be raised, will be dependent, in part, on how successful the launch of Phexxi is and whether we are able to gain revenue traction prior to raising such additional funds. If the COVID-19 pandemic disrupts or negatively impacts the commercialization of Phexxi, our ability to raise additional funds may be negatively impacted, or we may not be able to obtain such funding on terms favorable to us. If we are not able to obtain required additional funding, through equity financings or other means, or if we are unable to obtain funding on terms favorable to us, the shortfall in funds raised, or such unfavorable terms, will likely have a material adverse effect on our operations and strategic development plan for future growth. If we cannot successfully raise the funding necessary to implement our current strategic development plan, we may be forced to make reductions in spending, suspend or terminate development programs, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these developments would materially and adversely affect our financial condition and business prospects and could even cause us to be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and, in doing so, we may receive less than the value at which those assets are carried on our financial statements. Any of these developments would materially and adversely affect the price of our stock and the value of your investment.

2019 Private Placement

As described in Note 10- 2019 Private Placement, on April 10, 2019, we entered into a Securities Purchase Agreement with the 2019 Purchasers, pursuant to which we agreed to issue and sell an aggregate of $80 million of our common stock, par value $0.0001 per share at a purchase price of $4.50 per share, and warrants to purchase shares of common stock with an exercise price of $6.38 per share in a private placement that was funded in two separate closings.

The first closing was completed on April 11, 2019, pursuant to which we (i) issued and sold to PDL 6,666,667 shares of our common stock and warrants to purchase up to 1,666,667 shares of common stock and (ii) provided to the 2019 Purchasers an option to purchase an aggregate of up to 11,111,111 shares of common stock and warrants to purchase up to an aggregate of 2,777,779 shares of our common stock as specified in the aforementioned Securities Purchase Agreement during the period beginning on April 10, 2019 and ending on June 10, 2019. The total consideration for the Private Placement First Closing was $30 million.

The second closing was completed on June 10, 2019, pursuant to which the Company issued and sold to PDL, Invesco and WIM (i) 6,666,667, 2,222,222 and 2,222,223 shares of its common stock, respectively and (ii) warrants to purchase up to 1,666,667, 555,556 and 555,556 shares of common stock, respectively, for an aggregate purchase price of $50 million. Shares of common stock issued to WIM included one voting share issued in connection with the issuance of its warrants.

2020 Debt and Equity Financing

As described in Note 5- Convertible Notes, we received an aggregate gross proceeds of $25.0 million upon the first and second closings of convertible senior secured promissory notes pursuant to the Securities Purchase Agreement with Baker Bros. Advisors LP during the second quarter of 2020.

As described in Note 11- Stockholder's Equity, we received net aggregate proceeds of $103.7 million in June 2020 upon the issuance and sale of 31,700,000 shares of our common stock from our Public Offering and net aggregate proceeds of $3.8 million, during the nine months ended September 30, 2020 upon the issuance and sale of 676,656 shares of our common stock pursuant to the ATM program. The ATM program was terminated in June 2020.

Summary Statement of Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,		2020 vs. 2019
	2020	2019	$ Change	% Change
Net cash, cash equivalents and restricted cash used in operating activities	$(65,750)	$(41,651)	$(24,099)	58%
Net cash, cash equivalents and restricted cash provided by (used in) investing activities	7,650	(3,488)	11,138	(319)%
Net cash, cash equivalents and restricted cash provided by financing activities	129,309	75,884	53,425	70%
Net increase in cash, cash equivalents and restricted cash	$71,209	$30,745	$40,464	132%

Cash Flows from Operating Activities. During the nine months ended September 30, 2020 and 2019, the primary use of cash, cash equivalents and restricted cash has been to fund development and commercialization of our lead product, Phexxi, and to support selling and marketing, and general and administrative operations.

Cash Flows from Investing Activities. During the nine months ended September 30, 2020, the change in net cash, cash equivalents and restricted cash provided by investing activities was primarily due to an $8.2 million cash inflow from maturities of short-term investments offset by $1.7 million in purchases of property and equipment. Net cash, cash equivalents and restricted cash used in investing activities for the nine months ended September 30, 2019 primarily was the purchase of short-term investments of $3.7 million.

Cash Flows from Financing Activities. During the nine months ended September 30, 2020, the primary source of cash, cash equivalents and restricted cash was provided from the sale of an aggregate of 31,700,000 shares of common stock for net proceeds of approximately $103.7 million, net of underwriting commissions, gross proceeds of $25.0 million from issuance of convertible notes and warrants, the sale of 676,656 shares of common stock under the ATM program for net proceeds of approximately $3.8 million in cash and cash equivalents (including $0.3 million that was included in other receivables in the condensed consolidated balance sheet at December 31, 2019), net of commissions, and the issuance of 89,106 shares of our common stock under the 2019 ESPP and exercise of stock options with aggregate proceeds of $0.3 million. These cash inflows were offset by $2.9 million in payments of tax withholdings related to vesting of restricted stock awards and $0.9 million payments for financing and debt issuance costs.

During the nine months ended September 30, 2019, the primary source of cash, cash equivalents and restricted cash was the issuance of 2,376,062 shares of common stock upon the exercise of warrants in February 2019 for gross proceeds of $6.3 million and the issuance of an aggregate of 17,777,779 shares of common stock and warrants to purchase 4,444,446 shares of common stock pursuant to the Private Placement during the second quarter of 2019 for net proceeds of $75.4 million, net of financial advisory fees. The cash inflow was offset by the $4.0 million repayment of a 2018 note payable to our clinical research organization for AMPOWER (Vendor Note) during the second quarter of 2019, $1.2 million in payments of financing costs and $0.6 million payments of tax withholdings related to vesting of restricted stock awards.

Operating and Capital Expenditure Requirements

Our future capital requirements are difficult to forecast. For example, we expect to incur additional capital expenditures to expand manufacturing capacity for Phexxi but cannot adequately predict the future cost or other potential capital expenditure requirements, if any. We also have future contractual obligations for the 2020 Lease and Fleet Lease as discussed in Note 8- Commitments and Contingencies, and will incur additional capital expenditures for leasehold improvements associated with the 2020 Lease.

We expect research and development expenses to decrease in 2020 due to completion of the clinical phase of AMPREVENCE trial for EVO100 in December 2019. However, we expect research and development expenses will begin to increase in the fourth quarter of the year with the initiation of the EVOGUARD trial in October 2020. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming and we may never succeed in achieving regulatory approval for EVO100 or our other future product candidates. The probability of success for each product candidate will be affected by numerous factors, including preclinical data, clinical trial data, competition, manufacturing capability and commercial viability. We are responsible for all research and development expenses for our programs.

We expect selling and marketing expenses to increase significantly due to our sales force which was originally established in the third quarter of 2020, and as we continue to develop and commence associated marketing campaigns and initiatives, including our direct-to-consumer programs.

We expect general and administrative expenses to increase as we hire additional personnel to support the growth of our business and further commercialization activities, and as we engage third parties to assist in the commercialization of Phexxi in the United States.

Off-Balance Sheet Arrangements

As of September 30, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Revenue Recognition and Trade Accounts Receivable

The Company recognizes revenue from the sale of its product Phexxi in accordance with ASC 606, Revenue from Contracts with Customers (ASC 606). The provisions of ASC 606 require the following steps to determine revenue recognition: (1) Identify the contract(s) with a customer; (2) Identify the performance obligations in the contract; (3) Determine the transaction price; (4) Allocate the transaction price to the performance obligations in the contract; (5) recognize revenue when (or as) the entity satisfies a performance obligation.

In accordance with ASC 606, the Company recognizes revenue when its performance obligation is satisfied by transferring control of the product to a customer. Per the Company’s contracts with customers, control of the product is transferred upon the conveyance of title, which occurs when the product is sold to and received by a customer. The Company’s customers consist of wholesale distributors and a specialty pharmacy. Payment terms typically range from 45 to 66 days, include prompt pay discounts, and vary by customer. Trade accounts receivable due to the Company from contracts with its customers are stated separately in the balance sheet, net of various allowances as described in the Trade Accounts Receivable policy in Note 2- Summary of Significant Accounting Policies.

The amount of revenue recognized by the Company is equal to the amount of consideration which is expected to be received from the sale of product to its customers. Revenue is only recognized when it is probable that a significant reversal will not occur in future periods. To determine this, the Company assesses both the likelihood and magnitude of any such potential reversal of revenue.

The product is sold to customers at the wholesale acquisition cost. However, the Company records product revenue, net of estimates for applicable variable consideration.

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

During a clinical trial, we adjust the clinical expense recognition if actual results differ from estimates. We make estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical trial accruals are partially dependent upon accurate reporting by CROs and other third-party vendors. Although we do not expect estimates to differ materially from actual amounts, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any reporting period. For the three and nine months ended September 30, 2020 and 2019, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

Fair Value of the Baker Notes

We elected the fair value option under ASC 825, Financial Instruments, for the Baker Notes as they are qualified financial instruments and are, in whole, classified as liabilities. Under the fair value option, we recognized the hybrid debt instrument at fair value inclusive of embedded features. The fair value of the Baker Notes issued, and the change in fair value of the Baker Notes at the reporting date, were determined using a Monte Carlo simulation-based model. Monte Carlo simulation was used to take into account several factors including the future value of our common stock, a potential change of control event, the maturity term of the Baker Notes, the probability of an event of voluntary conversion of the Baker Notes, exercise of the put right, and exercise of our call right.

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

Fair Value of Purchase Rights

The fair value of the Baker Purchase Rights issued in connection with the Securities Purchase Agreement, as described in Note 5- Convertible Notes, and the change in fair value of Baker Purchase Rights upon exercise of such rights, was determined as the maximum of (i) the fair value of rights to purchase the additional $10 million Baker Notes and; (ii) the fair value of the shares of on as-if converted basis, which was determined by the lattice model. The fair value of rights to purchase the accompanying 2,409,180 Baker Warrants was valued using a Geske option-pricing model. The Geske model was based on the applicable assumptions, including the underlying stock price, warrant exercise price, the exercise price of the rights to purchase the Baker Warrants, the term of the Baker Warrants, the term of the rights to purchase the Baker Warrants , expected volatility of the Company’s peer group, risk-free interest rate and expected dividend.

The fair value of the Private Placement Purchase Rights issued in the Private Placement, and the change in fair value of the Private Placement Purchase Rights on the Private Placement Approval Date, was determined using a combination of a lattice model and Black-Scholes option-pricing model. The lattice model was used to determine the future value of our common stock. The Black-Scholes option-pricing model was based on the applicable assumptions, including the future value of the Company's common stock as determined by the lattice model, warrant exercise price, time to expiration, expected volatility of our peer group, risk-free interest rate and expected dividend.

Leases

We determine if an arrangement is a lease or implicitly contains a lease at inception based on the lease definition, and if the lease is classified as an operating lease or finance lease in accordance with ASC 842. Leases. Operating leases are included in operating lease right-of-use (ROU) assets and operating lease liabilities in its consolidated balance sheets. ROU assets and lease liabilities are recognized at commencement date or the adoption date of January 1, 2019 for existing leases based on the present value of lease payments over the lease term using an estimated discount rate. As our leases do not provide an implicit rate, we used an incremental borrowing rate based on the information available at commencement date or the adoption date in determining the present value of lease payments over a similar term. In determining the estimated incremental borrowing rate, we considered a rate obtained from its primary banker for discussion purposes of a potential collateralized loan with a term similar to the lease term, our historical borrowing capability in the market, and our costs incurred for underwriting discounts and financing costs in its previous equity financing. The ROU assets also include any lease payments made and exclude lease incentives. For operating leases, lease expense is recognized on a straight-line basis over the lease term. Lease and non-lease components within a contract are generally accounted for separately.

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

Common Stock Purchases

The table below is a summary of purchases of our common stock we made during the quarter covered by this report. Other than as indicated in the table below, no such purchases were made in any other month during the quarter. We do not have any publicly announced repurchase plans or programs.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July 1- July 31	20,381	$3.30	—	—
(1) These shares were surrendered to the Company to satisfy tax withholdings obligations in connection with the vesting of restricted stock awards.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Exhibit Title	Filed Herewith	Incorporated by Reference
			Form	File No.	Date Filed
10.1Δ	Amendment No. 1 to Amended and Restated License Agreement, by and between Rush University Medical Center and Evofem, Inc., dated September 29, 2020	X
10.2^
Securities Purchase Agreement, dated as of October 14, 2020, by and between Evofem Biosciences, Inc., Adjuvant Global Health Technology Fund, L.P. and Adjuvant Global Health Technology Fund DE, L.P., as purchasers.
			8-K	001-36754	10/15/2020
10.3	Form of Convertible Promissory Note.		8-K	001-36754	10/15/2020
10.4^
Registration Rights Agreement, dated as of October 14, 2020, by and between Evofem Biosciences, Inc., Adjuvant Global Health Technology Fund, L.P. and Adjuvant Global Health Technology Fund DE, L.P., as investors.
			8-K	001-36754	10/15/2020
10.5Δ	Letter Agreement, dated as of October 14, 2020, by and between Evofem Biosciences, Inc., Adjuvant Global Health Technology Fund, L.P. and Adjuvant Global Health Technology Fund DE, L.P.		8-K	001-36754	10/15/2020
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS†	XBRL Instance Document	X
101.SCH†	XBRL Taxonomy Extension Schema Document	X
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF†	XBRL Definition Linkbase Document	X
101.LAB†	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document	X

Δ
Pursuant to Item (6)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

^
Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.

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

†	The financial information of Evofem Biosciences, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed on November 9, 2020 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Operations, (iv) the Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVOFEM BIOSCIENCES, INC.

Date: November 9, 2020	By:	/s/ Justin J. File
Justin J. File
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)