Form 10-K
period 2020-12-31
Evofem Biosciences, Inc.
filed 2021-03-04
CIK 1618835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the common stock held by non‑affiliates of the registrant was approximately $190,546,003 as of June 30, 2020, based upon the closing sale price on the Nasdaq Capital Market reported for such date. Shares of common stock held by each executive officer and director and certain holders of more than 10% of the outstanding shares of the registrant’s common stock have been excluded in that such persons may be deemed to be affiliates. Shares of common stock held by other persons, including certain other holders of more than 10% of the outstanding shares of common stock, have not been excluded in that such persons are not deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of Registrant’s Common Stock outstanding as of February 28, 2021, was 83,119,033.

DOCUMENTS INCORPORATED BY REFERENCE
None.

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

•our ability to achieve and sustain profitability;
•our estimates regarding our future performance, including without limitation, any estimates of potential future revenues;
•the rate and degree of market acceptance of Phexxi® (lactic acid, citric acid, and potassium bitartrate) vaginal gel;
•our ability to successfully commercialize Phexxi and continue to develop our sales and marketing capabilities;
•our strategic plans for our business;
•our estimates regarding expenses and capital requirements;
•our ability to raise additional capital to fund our operations;
•our ability to continue as a going concern;
•the ongoing pandemic related to a novel strain of a virus named severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2) (coronavirus), which causes coronavirus disease 2019 (COVID-19), including, without limitation, its impact on our business and commercialization of Phexxi;
•the potential for changes to current regulatory mandates requiring health insurance plans to cover United States (U.S.) Food and Drug Administration (FDA)-cleared or -approved contraceptive products without cost sharing;
•our ability to obtain or maintain third-party payer coverage and adequate reimbursement, and our reliance on the willingness of patients to pay out-of-pocket for Phexxi absent full or partial third-party payer reimbursement;
•our ability to obtain the necessary regulatory approvals to market and commercialize EVO100 vaginal gel (EVO100) for prevention of urogenital transmission of Chlamydia trachomatis infection (chlamydia) and Neisseria gonorrhoeae infection (gonorrhea) in women, and any other product candidate we may seek to develop;
•the success, cost and timing of our clinical trials;
•our top-line or initial clinical trial data, which are subject to adjustment and revision;
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

To date, only one of our products, Phexxi vaginal gel, has been approved by the FDA for marketing in the United States. Our other current product candidates are investigational and have not been submitted to or approved by the FDA, and neither Phexxi nor our other product candidates have been approved by the European Medicines Agency (EMA) or any other regulatory authority anywhere else in the world.

Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on our projections of the future that are subject to known and unknown risks and uncertainties and other factors that may cause our actual results, level of activity, performance or achievements expressed or implied by these forward-looking statements, to differ. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. All forward-looking statements are qualified in their entirety by this cautionary statement. Forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We have included important factors in the cautionary statements included in this Annual Report, particularly in the section entitled “Risk Factors,” which we believe could cause our actual results to be materially different from the plans, intentions and expectations disclosed in the forward-looking statements we make. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. The forward-looking statements contained in this Annual Report are made as of the date of this Annual Report, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise except as required by applicable law.

Unless the context requires otherwise, (i) references in this Annual Report to “Evofem,” “Company,” “we,” “us” and “our” refer to Evofem Biosciences, Inc. and our subsidiaries, and (ii) references to “Private Evofem” refer to Evofem Biosciences Operations, Inc. and its subsidiaries prior to the closing of the Merger as described in the section entitled “Corporate Information” in Part I, Item 1 of this Annual Report.

PART I
Item 1. Business.
Overview
We are a San Diego-based commercial-stage biopharmaceutical company committed to developing and commercializing innovative products to address unmet needs in women’s sexual and reproductive health.
Our first commercial product, Phexxi vaginal gel, was approved by the FDA on May 22, 2020 and commercially launched in the United States in September 2020. Phexxi is the first and only FDA-approved hormone-free, woman-controlled, on-demand prescription contraceptive gel for women.
Our strategy is to commercialize Phexxi in the United States ourselves and in all other global markets through partnerships.
Our lead product candidate EVO100 is being evaluated in women for the prevention of chlamydia and gonorrhea - two of the most pervasive sexually transmitted infections (STIs) in the United States. Currently, there are no FDA-approved prescription products to prevent infection by either of these common and dangerous pathogens. In October 2020 we initiated EVOGUARD, our pivotal Phase 3 clinical trial of EVO100 for these potential indications. We expect top-line results from EVOGUARD in mid-2022.
The FDA has granted Fast Track designation to EVO100 for the prevention of chlamydia in women and has designated it a Qualified Infectious Disease Product (QIDP) for the prevention of gonorrhea in women. QIDP designation provides several important potential advantages to a future drug product, including possible qualification for the FDA Fast Track program, a priority review of its marketing application, and a longer period of marketing exclusivity under the FDA statutes.
In the future, we may decide to pursue further development of EVO200 vaginal gel (EVO200), our investigational candidate for the reduction of recurrent bacterial vaginosis (BV). EVO200 uses the same proprietary vaginal pH modulator platform as Phexxi and EVO100. EVO200 has been designated a QIDP by the FDA for this indication. In a Phase 1 dose-finding trial for this indication, the highest dose formulation of the study drug demonstrated reduced vaginal pH for up to seven days following a single administration.
Phexxi and our product candidates are non-hormonal, acid-buffering bioadhesive vaginal gels designed to regulate vaginal pH within the normal range of 3.5 to 4.5. This vaginal pH range is inhospitable to spermatozoa as well as certain viral and bacterial pathogens associated with certain STIs, including chlamydia and gonorrhea, but is integral to the survival of healthy bacteria in the vagina.
Our Leadership Team

We have assembled a world-class team with industry-recognized expertise in the development and commercialization of products in women’s health. Specifically, our senior executives have a successful track record of developing and commercializing women’s health products including Mirena, Plan B One-Step, Yasmin, YAZ, NuvaRing, Paragard and Seasonique, among others.
Our Strategy
We are committed to developing and successfully commercializing innovative products that provide women with direct control and management of their sexual and reproductive health. Key elements of our strategy include:
•Successfully commercialize Phexxi. Our primary focus is the successful commercialization of Phexxi in the United States. Outside the United States, we intend to commercialize Phexxi through strategic partnerships. We believe this approach will allow us to effectively deploy our capital to maximize the inherent value of Phexxi for the benefit of all stakeholders.
•Leverage our vaginal pH modulator platform to develop and commercialize novel, first-in-class products for women. Following the successful development and FDA approval of Phexxi for the prevention of pregnancy, we are continuing the clinical development of our vaginal pH modulator platform, including our Phase 3 candidate for the prevention of chlamydia and gonorrhea in women.

•Expand our intellectual property position by pursuing opportunities to extend the exclusivity of our highly differentiated and proprietary product candidates. We intend to aggressively pursue additional and new patent applications to broaden our intellectual property portfolio. We continue to seek domestic and international patent protection and endeavor to proactively file patent applications for new commercially valuable inventions.
•Build our product portfolio and leverage our U.S. sales force through business development. We intend to opportunistically acquire or in-license additional products and/or product candidates to enhance our offerings and complement our core competencies in women’s health.

Contraceptive Market Overview
United States Contraceptive Market
The total United States contraceptive market was valued at $7.35 billion in 2020 and is expected to reach approximately $9.91 billion by 2027.
Current contraceptive options include devices designed to prevent pregnancy through physical means, such as condoms, diaphragms and intrauterine devices (IUDs); hormone-based pharmaceutical products, including oral contraceptives (OCs), vaginal rings, intramuscular injections, subcutaneous implants and transdermal patches; and Phexxi, a prescription vaginal pH modulator that was introduced to the market in September 2020.
In 2019, the domestic contraceptive market was dominated by four hormonal methods: OCs, hormonal IUDs, vaginal rings and subdermal implants. These methods represented four of the five top sales-generating segments in 2019. Hormonal contraceptives can be associated with undesirable side effects such as weight gain, loss of libido and mood changes, which may lead women to discontinue their use and seek alternative contraceptive methods.
Until the approval of Phexxi, there were only two non-hormonal prescription contraceptive products approved in the United States: a copper IUD and a diaphragm. A copper IUD is a device that requires an invasive, sometimes painful, medical procedure for insertion and may cause heavy menstrual bleeding. A copper IUD can remain in the user’s body for up to ten years and requires a health care provider to remove the device. A diaphragm is a device that can be difficult to insert and remove and must be used with contraceptive gel.
The only non-hormonal option within the top five sales-generating segments in 2019 was condoms, which ranked #3 in 2019 sales and is an over-the-counter (OTC) product. Besides condoms, the only currently available OTC products in the United States are nonoxynol-9 containing (N-9) spermicides. These surfactant-based products can potentially cause genital irritation and inflammation that may increase the risk of contracting human immunodeficiency virus (HIV) or other STIs from an infected partner. The FDA has issued a Black Box Warning to appear on all N-9 products that states: “this product does not protect against HIV/AIDS or other STDs and may increase the risk of getting HIV from an infected partner” as well as: “Do not use if you or your sex partner has HIV/AIDS. If you do not know if you or your sex partner is infected, choose another form of birth control method.”
The ongoing COVID-19 pandemic has significantly impacted the U.S. health care sector since the first quarter of 2020. In the early stages of the pandemic, restrictions were enacted on visits to physician offices for non-emergency reasons. As a result of these restrictions and other factors, there were 920 million fewer patient diagnosis visits in 2020 compared to 2019, which resulted in almost 87 million fewer new-to-brand prescriptions last year. Furthermore, even though remote details increased greatly (approximately 290%), an approximate 56% decrease in the number of in-person details with health care providers significantly hindered their ability to learn about new-to-market brands.
The market for prescription contraceptives is dependent on physician-prescribed and physician-administered products, and demand for contraceptive products was low during the first few months in 2020. Obstetrician/Gynecologists (OB/GYNs) prescribed fewer total prescriptions in 2020 than the year prior, including fewer new-to-brand prescriptions. However, there are early signs in 2021 that in-person details with health care providers (HCPs) are on the rise, as in-person details across all specialties exceeded that of remote details in early January 2021.
As shown in the chart below, in the United States, 13.1 million women use no method of birth control, putting them at risk of pregnancy. An additional 10.3 million women in the United States rely on condoms or some other form of non-hormonal OTC birth control (e.g. rhythm, withdrawal). Another 18.8 million women in the United States use prescription birth control methods, which are predominantly hormone-based with the sole exception of the copper IUD.

U.S. Contraceptive Market

Source: Daniels K, Abma JC. Current contraceptive status among women aged 15-49: United States, 2015-2017. NCHS Data Brief. 2018; 327: 1-14.

Market Opportunity: Contraception
Innovation and new product introduction in the women’s reproductive health care arena have been limited when compared to other therapeutic categories. We believe Phexxi is the first innovative contraceptive method introduced in the United States since NuvaRing was approved in 2001.
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

In particular, there are more than 800,000 new cases of cancer reported in women in the United States every year. Many cancer treatment protocols require female patients of reproductive age to use birth control while they undergo treatment, and the vast majority of oncologists do not permit their patients to use hormonal birth control. For breast cancer patients, the American Society of Reproductive Medicine recommends that all women who are suspected or known to have breast cancer, or who have had it in the past, should avoid hormonal contraception. We have entered into strategic collaborations with the National Oncology Dispensing Association, Inc. and are seeking other strategic partnerships to potentially increase demand in these and other cancer patients of reproductive age.

Hundreds of millions of women worldwide seek contraceptive products during their, on average, 30 plus years of fertility. As such, women utilizing contraception consider the most appropriate methods for their purposes and intended use. According to the United Nations, in 2017 model-based estimates indicate approximately 75% of women of reproductive age (18 to 49) worldwide required some form of family planning. According to the National Center for Health Statistics' National Survey of Family Growth published in December 2018 there were approximately 72 million women of reproductive age in the United States. Additional attractive markets for global expansion include:

Region	Addressable population (approximate)
Europe	~109 million
Asia-Pacific (APAC)	~829 million
Brazil and the Russian Federation	~91 million (aggregate)
Our Commercial Product
Phexxi as a Contraceptive
Phexxi vaginal gel is the only FDA-approved, hormone-free, on-demand, woman-controlled prescription contraceptive drug product available in the United States. We believe Phexxi’s attributes address significant gaps and unmet needs in the contraceptive market and make it an attractive contraceptive choice for women:

Key Attributes	Benefits
Hormone-free	Phexxi is hormone-free and designed to avoid known side effects of hormone-based contraceptives, including weight gain, headaches, sore breasts, irregular periods, mood changes, decreased sexual desire, acne and nausea. These side effects have been shown to discourage women from continuing to use hormonal contraception on a long-term basis, leading them to seek alternative methods or decide to use no contraception at all.

On-Demand/Woman-controlled	Phexxi is designed to be used as needed immediately before or up to one hour before each act of intercourse at a woman’s discretion. There is no need for consistent daily, weekly, or monthly routine.

Bioadhesive Properties	The bioadhesive properties of Phexxi further inhibit the motility of spermatozoa while also acting as a barrier to spermatozoa penetrating the cervix for an additional level of pregnancy protection.

Non-invasive
Other non-hormonal methods (e.g. the copper IUD) require a physician to insert or remove the device. By contrast, Phexxi does not require invasive surgical procedures, or even a visit to a health care provider's office. Where permitted by state and other applicable laws, Phexxi can be prescribed via telehealth without an in-person, face-to-face appointment with a health care provider. Phexxi is self-administered by the women and its use is private and discrete.

Ease of Use	The pre-filled Phexxi applicator is designed for convenience and to be stored at room temperature for ease of handling and use.

No Weight Restrictions	Phexxi is designed to be used by women of any Body Mass Index with no weight restrictions, unlike many hormonal birth control options.

Cost Effective	We anticipate mandated coverage in the United States under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA).

Launched in September 2020, we believe Phexxi is a disruptive entry to the U.S. contraceptive landscape. Phexxi is designed to address underserved and unmet needs in the birth control market, as seen in the table below. We expect to appeal to the approximately 21 million women who are currently using no method of birth control or using some other form of non-hormonal contraception. We also believe Phexxi will appeal to women who are ready to move beyond hormones, including some of the approximately 18.8 million women using a prescription contraception, particularly pill users. Health care providers (HCPs) predict that more than 25% of these women will be switching from contraceptive methods that require a prescription or procedure, including but not limited to post-partum mothers who are spacing their pregnancies but have concerns about hormones in their breast milk and women diagnosed with cancer for whom hormone use is contraindicated. According to our post-commercial launch market research, approximately 60% of HCPs indicated they would recommend Phexxi to patients using natural contraceptives, approximately 58% indicated that they would recommend Phexxi to patients using over-the-counter contraceptive products and approximately 26% indicated they would recommend Phexxi to patients using prescription contraception or methods requiring an HCP to perform a procedure.

Prescription Contraceptive Products and Associated Benefits

Product Class	Non-Hormonal	No Systemic Side Effects	Non-invasive	Convenient
Vaginal pH Modulator (i.e. Phexxi)	✓	✓	✓	✓
28 Day OCs			✓
Extended Regimen OCs			✓
Hormone Releasing IUDs				✓
Copper IUD	✓	✓		✓
Implant				✓
Vaginal Ring			✓	✓
Transdermal Patch			✓

Vaginal pH Modulator Mechanism of Action
A normal vaginal pH of 3.5 to 4.5 is important for maintaining good vaginal health. At this optimal pH level, the vagina contains a balance of necessary healthy bacteria. Additionally, a vaginal pH in this range is inhospitable to sperm as well as certain viral and bacterial pathogens.
Phexxi was developed to have acid-buffering (pH 3.5), bioadhesive and viscosity-retaining properties to provide effective acidification of the male ejaculate in the vagina and to form a long-lasting layer of gel over the vaginal and cervical surfaces. Typically, the introduction of semen (pH = 7.2-8.0) into the vagina causes a rise in pH above 6.0 due to the alkalinity of the ejaculate, which neutralizes the normally acidic vaginal environment, and allows for the survival of sperm. Phexxi prevents pregnancy by maintaining a normal vaginal pH (pH = 3.5-4.5) even in the presence of semen, inhibiting sperm from reaching the ovum to form a zygote. This buffering capacity is due to Phexxi’s active pharmaceutical ingredients. Other properties contributing to Phexxi's mechanism of action are its capacity to immobilize sperm, maintain sufficient viscosity even upon dilution with the introduction of semen into the vagina, impede cervical mucus penetration, and its bioadhesive properties that form a protective layer over the vaginal and cervical epithelium.

The diagram below shows the respective pH levels of the vagina and semen.

Commercialization Strategy
Our strategy is to commercialize Phexxi vaginal gel and subsequent products in the United States ourselves. We are leveraging our leadership team’s extensive commercial experience and have deployed a dedicated sales team focused on maximizing the commercial return from Phexxi. Our approach allows for strategic deployment in key markets of full-time employees whose sole focus and commitment is the success of Phexxi, as well as other products we may develop, in-license or acquire. We will continue to invest in our sales team training and development to ensure high levels of retention, productivity, and ultimately, profitability.
For markets outside of the United States, we intend to establish regional and/or global partnerships by either sublicensing the commercialization rights or entering into distribution agreements with one or more third parties for the commercialization of Phexxi and/or the applicable product candidate in that market. We would expect these third parties to be involved in the regulatory process in their respective markets as well as any clinical trials to support regulatory submissions, if required.

Commercialization of Phexxi in the United States
We believe the United States market is the largest commercial opportunity for Phexxi and our investigational product candidates.
Our comprehensive commercial strategy for Phexxi vaginal gel includes marketing and public relations awareness campaigns targeting the approximately 21 million females in the United States of reproductive potential who are not using hormonal contraception, as well as certain identified target health care provider segments; payer outreach; and execution of our consumer digital and media strategy. With the Phexxi Concierge ExperienceTM, our comprehensive telehealth support system (the Phexxi Concierge Experience), women can, through our independent third-party telehealth service providers, secure a prescription, determine their insurance coverage and/or out-of-pocket costs, receive counseling support and refill reminders, and fill their prescription through their local neighborhood pharmacy or an online pharmacy.
We commercially launched Phexxi in September 2020 with a hybrid sales force promoting Phexxi directly to obstetricians, OB/GYNs and allied HCPs, who collectively write the majority of prescriptions for contraceptive products. Our sales force comprises 59 regional business representatives, 11 regional business managers, a strategically focused tele-sales team through our partnership with Archer Health care, a tele-sales communication platform, and a self-guided, virtual health care provider learning platform.
The top 10% of prescribers account for 70% of the annual branded contraception prescriptions in the United States. We are currently targeting the top 20,000 contraceptive prescribers. We have focused our targeting effort on approximately 10,000 high-volume HCPs and 3,500 accounts identified through our segmentation project as likely early adopters of Phexxi based on their beliefs that the best form of birth control for women is one they will use.
The efforts of Evofem's sales team are complemented by multi-channel marketing campaigns to raise brand awareness, including direct-to-consumer and health care professional campaigns. These key initiatives are supported by advertising campaigns encompassing social media, print and digital media, paid search initiatives, and public relations efforts.

In February 2021, we launched a major direct-to-consumer advertising campaign, known as “Get Phexxi,” designed to drive awareness and educate women on the benefits of Phexxi. The “Get Phexxi” campaign introduced Phexxi as a revolution in birth control that puts women in charge of their bodies, their sex lives, and their pregnancy prevention. The campaign highlights some of the struggles women face when choosing among the many available methods of contraception, including the lack of control with condoms, constant daily use of the pill, or abstinence required for cycle tracking. We believe the women featured in this campaign represent the real-life drawbacks that Phexxi may help eliminate as a hormone-free, on-demand birth control method. “Get Phexxi” launched nationally, airing the brand’s first-ever commercial across broadcast, connected, and streaming television networks. The campaign extends broadly to reach women across numerous other touch points through a highly targeted and multi-pronged digital and social media plan, designed to reach consumers at the point of care. During the two week period immediately following our February 2021 “Get Phexxi” launch, our ads generated approximately 115 million views. For the weeks ended February 19, 2021 and February 26, 2021, we estimate that approximately 300 telehealth appointments were booked through the Phexxi Concierge Experience, all of which were completed and resulted in Phexxi prescriptions. Two weeks after the "Get Phexxi" campaign launch, Phexxi brand awareness, as measured by monthly surveys conducted by an independent third-party research group among women at risk for pregnancy, doubled since January 2021. In addition, organic internet search statistics have increased approximately 362% since our commercial launch and direct web traffic, and users typing “phexxi.com” into their internet browsers has increased approximately 200% since our commercial launch.
Our experienced team of key account managers and medical science liaisons focus on educating key payer accounts, pharmacy benefit managers (PBMs), key opinion leaders and medical associations about the importance of offering a wider set of options to women seeking non-hormonal, woman-controlled contraceptive methods. These educational activities have been and will continue to be supported by presentation of clinical data at key national congresses (such as the annual meetings of the American College of Obstetricians and Gynecologists, the Society of Family Planning, the American Society for Reproductive Medicine, and Nurse Practitioners in Women’s Health), clinical publications, and additional market development activities.
Payer and Reimbursement Strategy: United States
Pricing Strategy
Our pricing strategy for Phexxi was informed by extensive payer research including discussions with decision makers at major health plans and PBMs across the United States who control nearly 83 million commercial lives. Based on this gathered intelligence, we priced Phexxi at $267.50 per box of 12 applicators, which on an annualized basis is comparable to the average annual cost of other branded contraception products.

In June 2020, two major drug information databases that payers consult for pricing and product information, Medi-Span and First Databank, granted Phexxi a new classification in their databases and pricing compendia as the first and only “Vaginal pH Modulator.”
Third-party Payers
Market acceptance and sales of Phexxi and our other product candidates, assuming approval, will depend in part on the extent to which reimbursement for these products will be available from third-party payers, which include government health administration authorities, managed care organizations, private health insurers and PBMs. Third-party payers decide which therapies they will pay for and establish reimbursement levels. Decisions regarding the extent of coverage and amount of reimbursement to be provided for any product are made on a payer-by-payer basis. One payer’s determination to provide coverage for a drug does not assure other payers will also provide coverage and adequate reimbursement for that drug.
Managed care organizations and other private insurers frequently adopt their own payment or reimbursement reductions. The continued integration between commercial health plans and PBMs has increased the negotiating power of these entities. Third-party payers increasingly employ formularies, which may not include all the products approved for a particular indication, to control costs by negotiating discounted prices in exchange for formulary inclusion. We continue to work with both health plans and PBMs to secure additional formulary positioning for Phexxi.
As of February 2021, we have coverage for approximately 55.1% of U.S. commercial lives (99.9 million of 181.5 million total covered lives in channel), including approximately 8 million lives covered at no out-of-pocket cost. Approximately 13.7 million lives are covered under our December 2020 contract award from the U.S. Department of Veterans Affairs.

We are also participating in all government programs which include 340B and the Medicaid Drug Rebate Program, which took effect January 1, 2021, and affords access to Phexxi for the U.S. Medicaid population, comprising approximately 68 million members. We are also advocating for the Office of Women’s Health to update and expand its list of contraceptive categories to include a new category “vaginal pH modulator” to reflect Phexxi’s unique mechanism of action which we believe would increase coverage for women of reproductive age.
Contraceptive Market Landscape
The contraception market was established in 1960 with the introduction of “the pill,” the first oral contraceptive widely available to women in the United States. This high-dose hormonal option remained the primary form of available contraception on the market until 1988 when the copper IUD was introduced, offering the first hormone-free option for birth control. As shown in the timeline below, there was no notable innovation providing additional options in women’s reproductive health until almost 30 years after the introduction of “the pill,” when pharmaceutical companies introduced synthetic hormonal products with different hormonal delivery systems, including the hormonal IUD, implants, the patch, and vaginal ring.

We expect that Phexxi vaginal gel will grow the prescription birth control user market when considering the 28.3 million women who are currently at risk for pregnancy and do not use hormone-based contraceptives as their primary form of contraception. Additionally, as women’s expectations change throughout their contraceptive journey, we expect Phexxi to compete for market share in at least four categories: 1) oral contraception, 2) Long-Acting Reversible Contraception (LARC), comprising implants and IUDs, 3) non-oral hormonal contraceptives, comprising weekly or monthly options including the patch, vaginal ring and injectables, and 4) OTC methods, dominated primarily by the condom.
Prescription Contraception
In the United States an estimated 18.8 million women use prescription contraception.

OCs
Oral contraceptives, also known as the pill, are the most commonly used form of birth control in the United States today. Birth control pills are marketed under a variety of brand names, and currently, there are only two promoted branded pills: Lo Loestrin® Fe (Allergan) and Natazia® (Bayer). There are two main kinds of OCs: combination birth control pills, which contain estrogen and progestin, and the “mini pill,” which contains only progestin. OCs typically must be taken on a regular or daily basis to be effective.
LARC
LARC is not dependent on user adherence, which appeals to those who benefit from a passive form of birth control with no daily requirement to take a pill. However, many women have decided to remove their LARC due to the hormonal side effects they experience. Others have been deterred by the risks of the copper IUD brought to light by ongoing lawsuits.
Implants
The contraception implant must be implanted under the skin and removed by a qualified health care provider, requiring a medical procedure. It provides contraception by releasing hormones over a three-year period. The implant (principally marketed in the United States as Nexplanon® by a subsidiary of Merck & Co.) has realized an increase in market share over the past five years, outpacing the overall contraceptive category year-over-year.
IUDs
The copper IUD was introduced to the market in 1988 and provides protection by disrupting sperm motility and damaging sperm so that they are prevented from joining with an ovum. Today, the copper IUD is principally marketed by Cooper Surgical, Inc. as Paragard.
The hormonal IUD is principally offered under the brand names, Kyleena®, Skyla® and Mirena, a family of products from Bayer Pharmaceuticals. All IUDs must be inserted and removed by a physician.
Non-oral, Hormonal Contraceptives
Contraceptive Patch
The weekly contraceptive patch was introduced in 2000 by Johnson & Johnson’s Janssen division; however, deaths resulting from venous thromboembolism due to hormonal exposure had a significant negative impact on the patch and led to label changes restricting utilization. Following the loss of exclusivity, Johnson & Johnson’s Janssen division exited women’s health care and contraception as a promotional category. A new branded patch was launched in late 2020 under the brand name Twirla® (Agile Therapeutics).
Vaginal Ring
The hormonal vaginal ring by Merck & Co. was introduced to the market in 2001. The ring is used for three weeks and then removed for a week during menses and a new hormonal vaginal ring is inserted. The efficacy for the vaginal ring is similar to hormonal oral contraception. Users of the vaginal ring report the same incidence of hormonal related side effects as those using oral hormonal contraception.
An annual hormonal vaginal ring was launched in the United States in 2020 under the brand name Annovera® (TherapeuticsMD).
Injectables
The primary injectable hormonal contraceptive on the market is Depo-Provera® offered by Pfizer Inc. Each injection provides protection for up to 12 to 14 weeks, but patients must receive injections once every 12 weeks to get full contraceptive protection. Depo-Provera was introduced to the market in 1992.
Non-prescription OTC
In the United States an estimated 10.3 million women rely on OTC products for their contraceptive needs.

Condoms are the dominant product offering in OTC sales. Approximately six million women depend on condom use as their only method of birth control. The predominant brands are Trojan (Church & Dwight) and Durex (Reckitt Benckiser).
Additional OTC products include spermicides, which are available in sponges, jelly/creams, and foams. Spermicides carry a black box warning label and have very limited utilization.
Vaginal pH Modulator
The adoption of Phexxi is expected to come equally from each category discussed, as interest in Phexxi falls into three distinct segments: (1) those women who are not currently using hormone-based contraceptives; (2) those women awaiting an alternative to hormonal contraception; and (3) those women who are expected to utilize Phexxi as added protection to their current form of birth control. Our market research has indicated that the hormone-free, on-demand, woman-controlled aspect of Phexxi makes it an attractive option across the entire competitive set.

Ex-United States Markets
In markets outside of the United States, we intend to establish regional and/or global partnerships by either sublicensing the commercialization rights or entering into distribution agreements with one or more third parties for the commercialization of Phexxi and/or the applicable product candidate in that market.
Manufacturing
We outsource the manufacturing of Phexxi (and our investigational product candidates) to a third party. We are currently contracted with a gel manufacturer to manufacture Phexxi in accordance with all applicable current good manufacturing practices (cGMP) regulations, as well as in compliance with all applicable laws and other relevant regulatory agency requirements for manufacture of pharmaceutical drug products and combination drug-device products. As of December 31, 2020, we estimated that we had manufactured inventory on hand to support approximately six months of anticipated demand for Phexxi.
We are currently installing a second filling and packaging line at our manufacturer. We expect this line will be installed and qualified for manufacturing in the second half of 2021, thereby increasing our production capabilities to meet anticipated market demand for Phexxi.
Our Pipeline
EVO100 for STI Prevention
Evofem's lead product candidate, EVO100, is an antimicrobial vaginal gel for the prevention of chlamydia and gonorrhea in women. EVO100 is currently being evaluated in the pivotal Phase 3 clinical trial EVOGUARD for these potential indications.

The CDC announced in 2021 that it estimates that one in five people in the United States have an STI, which translates to an estimated 68 million infections at any moment in the United States alone. Furthermore, CDC states that any sexually active person can be infected with chlamydia or gonorrhea; which suggests that approximately 78 million sexually active women (18-65 years old) in the United States are potentially at risk for STIs.

Despite the CDC recommendation for condom use to prevent STIs, rates of infection with chlamydia and gonorrhea in the United States climbed in 2018 for the fifth consecutive year. The CDC reported 1.8 million new cases of chlamydia, the most ever reported, and approximately 600,000 new cases of gonorrhea, also the highest reported. Many cases are not reported because most people with chlamydia and many women with gonorrhea are asymptomatic and do not seek testing. We believe this represents a significant commercial opportunity.

Additionally, in December 2020 CDC updated its “Treatment Guidelines for Gonococcal Infection” due to the increasing resistance of gonorrhea and other organisms to treatment with the antibiotic azithromycin, which was the prior standard of care.
Phase 2b/3 Trial for STI Prevention
In 2019 we completed AMPREVENCE, a double-blinded, placebo-controlled pivotal Phase 2b/3 trial (AMPREVENCE) to evaluate the efficacy of EVO100 for the prevention of sexual transmission of chlamydia (primary endpoint) and gonorrhea (secondary endpoint). This trial enrolled 860 women 18 to 45 years of age at approximately 50 sites in the United States.
AMPREVENCE met both its primary and secondary endpoints of reducing the risk of chlamydia and gonorrhea infection, respectively, and demonstrated that EVO100 was generally safe and well tolerated. The infection rate of chlamydia among women who used EVO100 for the four-month study period was 4.9% (n=14/288) compared to 9.8% among those who used placebo for four months (n=28/287) (p=.024), a relative risk reduction of 50% in the primary endpoint. Among the reported cases of gonorrhea infection, the infection rate was 0.7% in the EVO100 arm (n=2/280), compared to 3.2% in the placebo arm (n=9/277) (p=.03), a relative risk reduction of 78% in the secondary endpoint. EVO100 was generally safe and well tolerated in this study population with the number of adverse events similar across both arms (7.2% for EVO100 and 7.5% for placebo) and no serious treatment-related adverse events reported.
FDA had previously indicated that if AMPREVENCE met its primary endpoint, it could be considered as one of two pivotal trials required for approval of EVO100 for the prevention of chlamydia in women, for which it has been granted Fast Track designation by the FDA. As discussed below, the FDA’s Fast Track program is intended to expedite or facilitate the process of reviewing new drugs and provides eligibility for priority review, if relevant criteria are met.
EVOGUARD

Following our end of phase 2 meeting with the FDA in May 2020, in October 2020 we initiated EVOGUARD. As of February 28, 2021, 59 sites have been activated. We expect to complete enrollment in this clinical trial in 2021 and to report top-line results in mid-2022. Assuming positive results, we expect to submit a New Drug Application (NDA) to the FDA by year-end 2022.
As previously noted, EVO100 has also been granted QIDP designation by the FDA for the prevention of urogenital gonorrhea infection in women. A summary of the EVOGUARD study and design is provided below.
EVOGUARD Study Design
EVOGUARD is a double‑blind, placebo‑controlled clinical trial with a 16-week active treatment phase to evaluate EVO100 for the prevention of chlamydia and gonorrhea. The study is designed to enroll 1,730 women aged 18 years and older who are at risk of urogenital chlamydia or gonorrhea infection at 90 sites across the United States. The design of the study is illustrated in Figure 1. The primary objective of this study is to evaluate the efficacy of EVO100 in the prevention of urogenital chlamydia and gonorrhea infections.

Rush License Agreement
In 2014, we entered into an amended and restated license agreement with Rush University (the Rush License Agreement) pursuant to which Rush University granted us an exclusive, worldwide license of certain patents and know-how related to our multipurpose vaginal pH modulator technology (the Rush License IP) authorizing us to make, distribute and commercialize products and processes for any and all therapeutic, prophylactic and/or diagnostic uses, including, without limitation, use for female vaginal health and/or birth control. Pursuant to the Rush License Agreement, we are obligated to pay to Rush University an earned royalty based upon a percentage of net sales in the range of mid-single digits. In September 2020, we entered the first amendment to the Rush License Agreement, pursuant to which we are also obligated to pay a minimum annual royalty amount of $100,000 to the extent the earned royalties in any given year do not equal or exceed $100,000 commencing January 1, 2021.
We also have the right to sub-license our rights to affiliates (without the prior approval of Rush University) and to third parties (with the prior written approval of Rush University). To the extent Rush University approves of a third-party sub-license, in lieu of any royalty payment obligation under the Rush License Agreement, we would then be under an obligation to pay Rush University a sub-license fee equal to a percentage of any sublicensing revenue received from any third-party sub-licensee. Rush University retained a royalty free, non-exclusive license from us for the Rush License IP for non-commercial research purposes.

The Rush License Agreement contains additional customary representations and warranties, covenants, indemnification and insurance and confidentiality provisions for agreements of its type. The Rush License Agreement may be terminated upon mutual written consent of both parties or by a non-breaching party if the other party commits a breach or default of any covenant in the agreement and fails to cure this breach within 30 days after receiving written notice of the breach or default.
Unless terminated in accordance with its terms, the Rush License Agreement continues until the expiration, revocation or invalidation of the last of the patents or the abandonment of the last patent application included within the licensed patents and technology, including any patent claiming an improvement made during the term of the Rush License Agreement in the course of research supported or developed by Rush University utilizing the technology.
Intellectual Property
We strive to protect the proprietary vaginal pH modulator gel technology both internationally and domestically. We seek and maintain patents intended to cover our product candidates, and their methods of use, as well as any other inventions that are commercially important to the development of our business. We endeavor to properly file patent applications for new inventions we deem may have commercial value. We also may rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.
Our success will depend on our ability, in part: to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business defend and enforce our patents, and other intellectual property rights, and preserve the confidentiality of our trade secrets and operate without infringing the valid and enforceable patents and other proprietary rights of third parties. We will also rely on continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position.
As of February 28, 2021, we owned or had exclusive license to 55 issued patents and allowed applications in the United States and other countries and jurisdictions, and had 27 patent applications pending in the United States and other countries and jurisdictions. This includes two U.S. patents which cover Phexxi and its labeled indication that were listed in the U.S. FDA publication Approved Drug Products with Therapeutic Equivalence Evaluations (the Orange Book), in December 2020.
We have the Rush License IP, which provide general protection for our vaginal pH modulator platform. Our vaginal pH modulator platform could be eligible for regulatory extensions to at least 2024 in the United States and to 2026 in certain European jurisdictions, if granted by those regulatory bodies. Rush University has submitted a patent term extension (PTE) application requesting a five-year PTE for the U.S. patent and has received an Order Granting Interim Extension (OGIE), which extends the expiration of the U.S. patent by one year to 2022. Further, we solely own several patent application families relating to the composition and therapeutic use of our vaginal pH modulator gel, which, upon issue, would expire at the earliest in 2033. We believe that our licensed and solely owned non-hormonal birth control gel patents and pending patent applications, combined with our substantial know-how in this field, will continue to provide opportunities for us to establish a significant barrier to competitor entry into the market.
In addition to patents, we rely, and expect to rely, on trade secrets and know-how to develop and maintain our competitive positions. For example, certain aspects of the composition, manufacturing, and use of Phexxi are protected by unpatented trade secrets and know-how. Although trade secrets and know-how can be difficult to protect, we seek to protect our proprietary technology and processes, in part, through confidentiality agreements with our employees, consultants, scientific advisors, collaborators, and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached and we may not have adequate remedies for these incidents. In addition, our trade secrets and know-how may otherwise become known or may be independently discovered by competitors. To the extent our consultants, contractors or collaborators use intellectual property owned by third parties in their work for us, disputes may arise as to the rights in related or resulting intellectual property, including trade secret, know-how and inventions.
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
Post-Approval Requirements in the United States
Following approval of a new product, the manufacturer and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and record-keeping activities, reporting of adverse experiences, and complying with promotion and advertising requirements, which include restrictions on promoting approved drugs for unapproved uses or patient populations (known as “off-label use”). Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including adverse publicity, enforcement action by the FDA, corrective advertising, consent decrees and the full range of civil and criminal penalties available to the FDA. Prescription drug promotional materials also must be submitted to the FDA in conjunction with their first use. Further, if there are any modifications to the approved drug or combination product, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require the applicant to develop additional data or conduct additional preclinical studies or clinical trials.
Any limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.
FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. The manufacturing facilities for our product and product candidates must meet cGMP requirements and satisfy the FDA or comparable foreign regulatory authorities’ satisfaction before any product candidate is approved and our commercial products can be manufactured. Evofem relies, and expects to continue to rely, on third parties for the production of clinical and commercial quantities of its products and product candidates in accordance with cGMPs. These manufacturers must also comply with cGMPs that require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved drugs or combination products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. The discovery of violative conditions, including failure to conform to cGMPs, could result in enforcement actions, and the discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved NDA, including recall.
Once an approval or clearance of a drug or combination product is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information, or imposition of post-market or clinical trials to assess new safety risks. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•fines, warning letters or other enforcement-related letters or clinical holds on post-approval clinical trials;
•refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product approvals;
•product seizure or detention, or refusal to permit the import or export of products;

•injunctions or the imposition of civil or criminal penalties; and
•consent decrees, corporate integrity agreements, debarment, or exclusion from federal health care programs; or mandated modification of promotional materials and labeling and the issuance of corrective information.
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
Hatch-Waxman Act and Marketing Exclusivity
Under the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Amendments) to the Federal Food, Drug, and Cosmetic Act (FDCA), Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute and also enacted Section 505(b)(2) of the FDCA. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application (ANDA), to the agency. In support of such applications, a generic manufacturer may rely on the preclinical and clinical testing conducted for a drug product previously approved under an NDA, known as the reference listed drug (RLD). Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug. In contrast, Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. A Section 505(b)(2) applicant may eliminate the need to conduct certain preclinical or clinical studies, if it can establish that reliance on studies conducted for a previously-approved product is scientifically appropriate. Unlike the ANDA pathway used by developers of bioequivalent versions of innovator drugs, which does not allow applicants to submit new clinical data other than bioavailability or bioequivalence data, the 505(b)(2) regulatory pathway does not preclude the possibility that a follow-on applicant would need to conduct additional clinical trials or nonclinical studies; for example, they may be seeking approval to market a previously approved drug for new indications or for a new patient population that would require new clinical data to demonstrate safety or effectiveness. The FDA may then approve the new product for all or some of the label indications for which the RLD has been approved, or for any new indication sought by the Section 505(b)(2) applicant, as applicable.
Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. The Orange Book listing for the Phexxi vaginal gel NDA includes two patents covering the product’s composition of matter and its method of use in prevention of pregnancy. Except for patents covering methods of use for which the follow-on applicant is not seeking approval, the applicant is required to certify to the FDA concerning any patents listed in the Orange Book for the RLD, when an ANDA applicant submits its application to the FDA. To the extent the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, such an applicant is also required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would.
Specifically, an ANDA or 505(b)(2) applicant for a follow-on drug product with respect to each patent must certify that: (i) the required patent information has not been filed by the original applicant; (ii) the listed patent already has expired; (iii) the listed patent has not expired, but will expire on a specified date and approval is sought after patent expiration; or (iv) the listed patent is invalid, unenforceable or will not be infringed by the manufacture, use or sale of the new product.
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

A certification that the new product will not infringe the RLD’s listed patents or that such patents are invalid is called a Paragraph IV certification. If the follow-on applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders for the RLD once the applicant’s NDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a legal challenge to the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of their receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA or 505(b)(2) NDA until the earlier of 30 months after the receipt of the Paragraph IV notice, expiration of the patent or a decision in the infringement case that is favorable to the ANDA or 505(b)(2) applicant. Alternatively, if the listed patent holder does not file a patent infringement lawsuit within the required 45-day period, the follow-on applicant’s ANDA or 505(b)(2) NDA will not be subject to the 30-month stay.
In addition, under the Hatch-Waxman Amendments, the FDA may not approve an ANDA or 505(b)(2) NDA until any applicable period of non-patent exclusivity for the referenced RLD has expired. These market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a drug containing a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement.
The FDCA also provides three years of marketing exclusivity for a NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving follow-on applications for drugs containing the original active agent. Five-year and three-year exclusivity also will not delay the submission or approval of a traditional NDA filed under Section 505(b)(1) of the FDCA. However, an applicant submitting a traditional NDA would be required to either conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness. The Phexxi NDA is subject to this form of three-year new product exclusivity, which expires on May 22, 2023.
Designation of and Exclusivity for Qualified Infectious Disease Products
In 2012 as part of the Food Drug Administration Safety and Innovation Act, Congress passed legislation known as the Generating Antibiotic Incentives Now Act (GAIN Act), which amended the FDCA to encourage the development of antibacterial and antifungal drug products that treat pathogens that cause serious and life-threatening infections. The law grants an additional five years of marketing exclusivity upon the approval of an NDA for a drug product previously designated by FDA as a QIDP. As a result, if applicable to a designated QIDP, upon approval the periods of five-year new chemical entity exclusivity and three-year new clinical investigation exclusivity would become 10 years and eight years, respectively.
A QIDP is defined in the GAIN Act to mean “an antibacterial or antifungal drug for human use intended to treat serious or life-threatening infections, including those caused by: (1) an antibacterial or antifungal resistant pathogen, including novel or emerging infectious pathogens;” or (2) certain “qualifying pathogens.” A “qualifying pathogen” is a pathogen that has the potential to pose a serious threat to public health (e.g., resistant gram positive pathogens, multi-drug resistant gram negative bacteria, multi-drug resistant tuberculosis and Clostridium difficile) and that is included in a list established and maintained by FDA. A drug sponsor may request FDA to designate its product as a QIDP any time before the submission of an NDA. FDA must make a QIDP determination within 60 days of the designation request. A product designated as a QIDP may be granted priority review by FDA upon submission and can also qualify for “fast track” status, described further below. We have received QIDP designation from the FDA for EVO100 for the prevention of urogenital gonorrhea infection in women.
Fast Track and Priority Review Designations
The FDA is authorized to designate certain products for expedited development or review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs include fast track designation and priority review designation.
To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need by providing a therapy where none exists or a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. Fast track designation provides opportunities for more frequent interactions with the FDA review team to expedite development and review of the product. The FDA may also review sections of the NDA for a fast track product on a rolling basis before the complete application is submitted, if the sponsor and the FDA agree on a schedule for the submission of the application sections, and the sponsor pays any required user fees upon submission of the first section of the NDA. Fast track designation may be withdrawn by the sponsor or rescinded by the FDA if the designation is no longer supported by data emerging in the clinical trial process. A product candidate designated as a QIDP is eligible for fast track designation under the provisions of the GAIN Act, but the NDA sponsor must specifically request fast track designation from the agency as with non-infectious disease product candidates. Fast track designation may be requested concurrent with or at any time after the QIDP designation. In addition, although QIDP designation may be requested prior to submission of an Investigational New Drug Application (IND), a request for fast track designation may only be made concurrently with, or any time after, submission of an IND.
The FDA also may designate a product for priority review if it is a drug or biologic that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines at the time that the marketing application is submitted, on a case- by-case basis, whether the proposed drug represents a significant improvement in treatment, prevention or diagnosis of disease when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting drug reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, or evidence of safety and effectiveness in a new subpopulation. A priority review designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months for an original new molecular entity NDA from the date of filing. Although the FDA automatically gives priority review designation to the first application submitted for a specific drug product and indication for which a QIDP designation was granted, a subsequent application from the same sponsor for the same product and indication will receive priority review designation only if it otherwise meets the criteria for priority review.
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
Patent Term Restoration in the United States
Depending upon the timing, duration and specifics of FDA approval of our drug candidates, some of our U.S. patents may be eligible for limited PTE under other provisions of the Hatch-Waxman Amendments. These PTEs permit a patent restoration term of up to five years as compensation for any patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND, and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension, and the extension must be applied for prior to expiration of the patent. The United States Patent and Trademark Office (USPTO) in consultation with the FDA, reviews and approves the application for any PTE or restoration.
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
Review and Approval of Drug Products in the European Union
In addition to regulations in the United States, we are and will be subject, either directly or through our distribution partners, to a variety of regulations in other jurisdictions governing, among other things, clinical trials and future commercial sales and distribution of our products, if approved in those markets.
We must obtain the requisite approvals from regulatory authorities in non-U.S. countries prior to the commencement of clinical trials or marketing of a product in those countries. Moreover, the time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others. As of January 31, 2020, the United Kingdom (UK) is no longer a member state of the European Union (EU), and therefore a separate marketing authorization application (MAA) and approval will be required to market a medicinal product in the UK.
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
Pursuant to the European Clinical Trials Directive, a system for the approval of clinical trials in the EU has been implemented through national legislation of the member states. Under this system, an applicant must obtain approval from the competent national authority of an EU member state in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial after a competent ethics committee has issued a favorable opinion. Clinical trial applications must be accompanied by an investigational medicinal product dossier with supporting information prescribed by the European Clinical Trials Directive and corresponding national laws of the member states and further detailed in applicable guidance documents. In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014 (Clinical Trials Regulation) was adopted and it is anticipated to come into application in late 2021. The Clinical Trials Regulation will be directly applicable in all the EU member states, repealing the current Clinical Trials Directive 2001/20/EC. Conduct of all clinical trials performed in the EU will continue to be bound by currently applicable provisions until the new Clinical Trials Regulation becomes applicable. The extent to which ongoing clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial.
The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the EU. The main characteristics of the regulation include: a streamlined application procedure via a single entry point; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU member states in which an application for authorization of a clinical trial has been submitted. Part II is assessed separately by each EU member state concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU member state. However, overall related timelines will be defined by the Clinical Trials Regulation.
To obtain marketing approval of a drug in the EU, an applicant must submit an MAA either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all EU member states, Iceland, Lichtenstein and Norway. The centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy products (such as gene-therapy, somatic cell-therapy or tissue-engineered medicines) and products with a new active substance indicated for the treatment of certain diseases. For products with a new active substance indicated for the treatment of certain diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee for Medicinal Products for Human Use (CHMP). Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is of 150 days, excluding stop-clocks.
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
In the EU, only products for which marketing authorizations have been granted may be promoted. A marketing authorization is valid for five years in principle and the marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing member state. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal. Any authorization which is not followed by the actual placing of the drug on the EU market (in case of centralized procedure) or on the market of the authorizing member state within three years after authorization ceases to be valid (the so-called sunset clause). Even if authorized to be marketed in the EU, prescription-only medicines may only be promoted to health care professionals, not the general public. All promotion should be in accordance with the particulars listed in the summary of product characteristics. Promotional materials must also comply with various laws, and codes of conduct developed by pharmaceutical industry bodies in the EU which govern (among other things) the training of sales staff, promotional claims and their justification, comparative advertising, misleading advertising, endorsements, and (where permitted) advertising to the general public. Failure to comply with these requirements could lead to the imposition of penalties by the competent authorities of the EU member states. The penalties could include warnings, orders to discontinue the promotion of the drug product, seizure of promotional materials, fines and possible imprisonment.
EU Regulatory Exclusivity
In the EU, new products authorized for marketing (i.e., reference products) qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic applicants from relying on the pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic marketing authorization in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic applicant from commercializing its product in the EU until ten years have elapsed from the initial authorization of the reference product in the EU. The ten-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.
Rest of the World Regulation
For other countries outside of the EU and the United States, such as countries in Eastern Europe, Latin America, Asia, or Africa, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from jurisdiction to jurisdiction. Additionally, the clinical trials must be conducted in accordance with cGCP requirements and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

Other U.S. Health Care Laws and Regulations
We must comply with various U.S. federal and state laws, rules and regulations pertaining to health care fraud and abuse, including anti-kickback laws and physician self-referral (Stark Law) laws, rules and regulations. HCPs and third-party payers play a primary role in the recommendation and prescription of drug products and medical devices. Our current and future arrangements with health care professionals, principal investigators, consultants, third-party payers and customers may expose us to broadly applicable fraud and abuse and other health care laws and regulations. Such restrictions under applicable federal and state health care laws and regulations, include but are not limited to the following:
Anti-Kickback Statute - the Federal Anti-Kickback Statute, among other things, prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federally funded health care programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate the statute in order to have committed a violation. In addition, the government may assert that a claim that includes items or services resulting from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.
California Consumer Privacy Act - the California Consumer Privacy Act of 2018 (the CCPA).
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
Health Insurance Portability and Accountability Act of 1996 - the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) prohibits, among other things, individuals or entities from executing a scheme to defraud any health care benefit program or making any false statements relating to health care matters; as in the case of the Federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate the statute in order to have committed a violation. Additionally, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and its implementing regulations impose certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization, on entities subject to the law, such as certain HCPs, health plans, and health care clearinghouses and their respective business associates that perform services for them that involve the creation, use, maintenance or disclosure of, individually identifiable health information.
False Statements Statute - the federal False Statements Statutes prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement to the federal government, including executive or administrative agencies.
Stark Law - the federal ban on physician self-referrals prohibits, subject to certain exceptions, physician referrals of Medicare or Medicaid patients to an entity providing certain “designated health services” if the physician or an immediate family member of the physician has any financial relationships, including compensation arrangements or ownership interests, with that entity.
Sunshine Act - the federal transparency or “sunshine” requirements of the ACA requires certain manufacturers of drugs, devices, biologics and medical supplies to annually report to the Department of Health and Human Services (the DHHS) information related to payments and other transfers of value made to physicians, teaching hospitals and certain advanced non-physician health care practitioners, as well as ownership and investment interests held by physicians and their immediate family members.
State Transparency Laws - some United States state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to HCPs and other HCPs or marketing expenditures; some state laws require pharmaceutical companies to implement compliance programs and to track and report gifts, compensation and other remuneration provided to physicians, in addition to requiring drug manufacturers to report information related to payments to physicians and other HCPs or marketing expenditures and pricing information; and some state and local laws require the registration of pharmaceutical sales representatives.

State and Foreign Regulatory Concerns - there are analogous State and foreign laws and regulations, such as State Anti-Kickback and False Claims laws, which may apply to sales or marketing arrangements and claims involving health care items or services reimbursed by non-governmental third-party payers, including private insurers. State and foreign laws also govern the privacy and security of health and personal information. These laws differ from each other in significant ways and may conflict, while applying simultaneously with HIPAA, thus complicating compliance efforts.
The scope and enforcement of these laws is uncertain and subject to rapid change. Notably, in November 2020, DHHS finalized significant changes to the regulations implementing the Anti-Kickback Statute, as well as the Stark Law and the civil monetary penalty rules regarding beneficiary inducements, with the goal of offering the health care industry more flexibility and reducing the regulatory burden associated with those fraud and abuse laws, particularly with respect to value-based arrangements among industry participants (although these final regulations may be vulnerable to being overturned by Congress under the procedures set forth in the Congressional Review Act, which could be applied to regulatory actions taken by the Trump administration on or after August 21, 2020). Regulatory authorities might challenge our current or future activities under these laws, regulations, and safe harbors. Any such challenge could have a material adverse effect on our reputation, business, results of operations and financial condition. In addition, efforts to ensure that our business arrangements with third parties will comply with these laws will involve substantial costs. Any investigation of us or the third parties with whom we contract, regardless of the outcome, would be costly and time consuming. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, monetary fines, imprisonment, disgorgement of profits, possible exclusion from participation in Medicare, Medicaid and other federal health care programs, debarment under the FDCA, additional reporting or oversight obligations if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with the law, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations.
Health Care Reform and Potential Changes to Laws and Regulations
In the United States and some foreign jurisdictions, there have been, and continue to be, legislative and regulatory changes both enacted and proposed related to the health care system, which could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. In particular, the FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted. For example, in December 2016, the 21st Century Cures Act (Cures Act), was passed by Congress and signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and devices and to spur innovation, but its ultimate implementation is uncertain. In addition, in August 2017, the FDA Reauthorization Act was signed into law, which reauthorized the FDA’s user fee programs and included additional drug and device provisions that build on the Cures Act. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we otherwise may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.
Among policy makers and payers in the United States and elsewhere, there is significant interest in promoting changes in health care systems with the stated goals of containing health care costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in March 2010, the ACA was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans; imposed mandatory discounts for certain Medicare Part D beneficiaries as a condition for manufacturers’ outpatient drugs coverage under Medicare Part D; and established a Center for Medicare Innovation at the U.S. Centers for Medicare and Medicaid Services (CMS) to test innovative payment and service delivery models to lower Medicare and Medicaid spending. As another example, the 2021 Consolidated Appropriations Act signed into law on December 27, 2020 incorporated extensive health care provisions and amendments to existing laws, including a requirement that all manufacturers of drug products covered under Medicare Part B report the product’s average sales price (ASP) to DHHS beginning on January 1, 2022, subject to enforcement via civil money penalties.
Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and as a result certain sections of the ACA have not been fully implemented or effectively repealed. In particular, in December of 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the individual mandate was repealed by Congress as part of the Tax Cuts and Jobs Act (TCJA), effective January 1, 2019. In December 2019, the Fifth Circuit Court of Appeals upheld the district court’s ruling that the individual mandate in the ACA was unconstitutional but remanded the case to the district court to determine whether other reforms enacted as part of the ACA but not specifically related to the individual mandate or health insurance could be severed from the rest of the ACA so as not to have the law declared invalid in its entirety. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case and allocated one hour for oral arguments, which occurred on November 10, 2020. A decision from the Supreme Court is expected to be issued in spring 2021. It is unclear how this litigation and other efforts to repeal and replace the ACA will affect the implementation of that law, the pharmaceutical industry more generally, and our business. We continue to evaluate the potential impact of the ACA and its possible repeal or replacement on our business.
Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), which was signed into law on March 27, 2020 and was designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030, in order to offset the added expense of the 2020 cancellation. The 2021 Consolidated Appropriations Act was subsequently signed into law on December 27, 2020 and extends the CARES Act suspension period to March 31, 2021.
As another example, on December 20, 2019, President Trump signed the Further Consolidated Appropriations Act for 2020 into law (P.L. 116-94) that includes a piece of bipartisan legislation called the Creating and Restoring Equal Access to Equivalent Samples Act of 2019 (the CREATES Act). The CREATES Act aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products to deny generic product developers access to samples of brand products. Because generic product developers need samples to conduct certain comparative testing required by the FDA, some have attributed the inability to timely obtain samples as a cause of delay in the entry of generic products. To remedy this concern, the CREATES Act establishes a private cause of action that permits a generic product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Whether and how generic product developers will use this new pathway, as well as the likely outcome of any legal challenges to provisions of the CREATES Act, remain highly uncertain and its potential effects on our future commercial products are unknown. Other new laws may result in additional reductions in Medicare and other health care funding, which could have an adverse effect on customers for our approved product and, accordingly, our financial operations.
Additionally, there has been heightened governmental scrutiny in the United States of manufacturers’ pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. DHHS has solicited feedback on various measures intended to lower drug prices and reduce the out of pocket costs of drugs and has implemented others under its existing authority. For example, in September 2020, the FDA finalized a rulemaking to establish a system whereby state governmental entities could lawfully import and distribute prescription drugs sourced from Canada. Those new regulations became effective on November 30, 2020, although the impact of such future programs is uncertain, in part because lawsuits have been filed challenging the government’s authority to promulgate them. The final regulations may also be vulnerable to being overturned by a joint resolution of disapproval from Congress under the procedures set forth in the Congressional Review Act, which could be applied to regulatory actions taken by the Trump administration on or after August 21, 2020 (i.e., in the last 60 days of legislative session of the 116th Congress. Congress and the executive branch have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. For example, in July 2020, President Trump announced four executive orders related to prescription drug pricing that attempted to implement several of his Administration’s proposals, including a policy that would tie Medicare Part B drug prices to international drug prices; one that directed DHHS to finalize the Canadian drug importation proposed rule previously issued by DHHS (which has since been finalized, as noted above) and made other changes allowing for personal importation of drugs from Canada; one that directed DHHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for plans, pharmacies, and pharmaceutical benefit managers after DHHS confirms that the action is not projected to increase federal spending, Medicare beneficiary premiums, or patients’ total out-of-pocket costs (which DHHS finalized in November 2020, also making those rules subject to potentially being overturned under the Congressional Review Act); and one that reduces costs of insulin and epinephrine auto-injectors to patients of federally qualified health centers. President Trump also issued another executive order on September 13, 2020 that directed DHHS to undertake rulemaking in order to test an international reference pricing model for prescription drug products, which was also implemented by DHHS and then challenged in federal court by industry groups in December 2020. The probability of success of these newly announced policies and their impact on the U.S. prescription drug marketplace is unknown. There are likely to be continued political and legal challenges associated with implementing these reforms as they are currently envisioned, and the January 20, 2021 transition to a new Democrat-led presidential administration created further uncertainty. Following his inauguration, President Biden took immediate steps to order a regulatory freeze on all pending substantive executive actions in order to permit incoming department and agency heads to review whether questions of fact, policy, and law may be implicated and to determine how to proceed. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate PBMs and other members of the health care and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area.
Coverage, Pricing, and Reimbursement
Sales of Evofem’s products approved for marketing by the FDA and foreign regulatory authorities depend, in part, on the extent to which such products will be covered by third-party payers, such as government health programs, commercial insurance and managed care organizations. In the United States, no uniform policy of coverage and reimbursement for drug or biological products exists. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of Evofem’s FDA-approved products will be made on a payer-by-payer basis. Prescriptions generated through the Phexxi Concierge Experience may be subject to additional payer requirements. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our approved products to each payer separately, with no assurance that coverage and adequate reimbursement will be obtained.
The United States government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price-controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. For example, the ACA contains provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Adoption of general controls and measures, coupled with the tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceutical drugs. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the DHHS as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. The ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs from 15.1% of average manufacturer price (AMP), to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits. Congress has expressed its intention to repeal or repeal and replace the ACA. If that is done, many if not all of the provisions of the ACA may no longer apply to prescription drugs.
The marketability of any products for which Evofem has or will receive regulatory approval for commercial sale may suffer if the government and third-party payers fail to provide adequate coverage and reimbursement. An increasing emphasis on cost containment measures in the United States has increased, and Evofem expects will continue to increase, the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
In addition, in most foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of our product candidate to currently available therapies (so called health technology assessment) in order to obtain reimbursement or pricing approval. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of Evofem’s approved drug products. Historically, products launched in the EU do not follow price structures of the United States and generally prices tend to be significantly lower.

Corporate Information
Our corporate headquarters are located at 12400 High Bluff Drive, Suite 600, San Diego, California 92130, and our telephone number is (858) 550-1900. Our website is located at www.evofem.com. Our Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act) will be made available free of charge on our website as soon as reasonably practicable after we electronically file these materials with, or furnish it to, the Securities and Exchange Commission (SEC) on their website located at www.sec.gov. The contents of our website are not incorporated into this Annual Report, and our reference to the URL for our website is intended to be an inactive textual reference only. The information contained on, or that can be accessed through, our website is not a part of this Annual Report.
Employees
As of February 28, 2021, we had a total of 147 employees, all of which are full-time employees, and we engage consultants and contract workers on an as-needed basis. We believe that relations with our employees and consultants are good.
Summary Risk Factors
The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in Item 1A. of this Report and the other reports and documents filed by us with the SEC.

•We have incurred significant losses and negative cash flows since our inception and anticipate we will continue to incur significant losses and negative cash flow for the foreseeable future.
•We have generated nominal revenue from product sales and may never be profitable.
•We must raise significant additional funds to finance our operations and to remain a going concern. If we are unable to raise additional capital when needed or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our business initiatives.
•Our business has been adversely affected and could be materially and adversely affected in the future by the ongoing COVID-19 pandemic.
•Our success will depend heavily on whether we can successfully commercialize our only commercially available product, Phexxi, for prevention of pregnancy. Failure to successfully commercialize Phexxi for prevention of pregnancy would likely cause our business to fail.
•Our commercialization strategy in light of the COVID-19 pandemic is unproven and if it is not successful, will harm our business and limit our ability to sell our product.
•If we are unable to establish effective internal sales and marketing capabilities, or enter into agreements with third parties to market and sell any of our approved products, our ability to generate revenue would be adversely affected.
•Medical product manufacturers’ use of social media platforms to market and promote prescription products, such as Phexxi, presents new risks and operational challenges.
•We face competition from other medical device, biotechnology and biopharmaceutical companies and our operating results will suffer if we are unable to compete effectively.
•Phexxi and any other approved products may not gain sufficient market acceptance among physicians, patients or the medical community, thereby limiting our potential to generate revenue, which will undermine our future growth prospects.
•The telehealth market is immature and unpredictable, and if it does not develop, if it develops more slowly than we expect, if it encounters negative publicity over privacy issues, if it is difficult to engage sufficient numbers of providers, or if limitations on reimbursement or new state law regulatory requirements impede our ability to implement our telehealth solution, the growth of our business will be harmed.
•The success of Phexxi will depend on the availability of contraceptive alternatives and women’s preferences, in addition to the market’s acceptance of our new form of prevention of pregnancy.
•The commercial success of Phexxi or any future approved products will depend in significant measure on the label claims that the FDA or other regulatory authorities approve for those products.

•The proportion of the contraceptive market that is made up of generic products continues to increase, making introduction of a branded contraceptive difficult and expensive.
•Our inability to develop our vaginal pH modulator for additional indications could have an adverse effect on our business and our ability to successfully market Phexxi for prevention of pregnancy.
•The success of our business is also expected to depend in part upon our ability to identify, license, discover, develop or commercialize additional product candidates. Failure to identify additional product candidates would have a negative impact on our business and operations.
•Clinical trials are costly, time consuming and inherently risky, and we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.
•Due in part to our limited financial resources, we may fail to select or capitalize on the most scientifically, clinically or commercially promising or profitable indications or therapeutic areas for our product candidates and we may be unable to pursue and complete the clinical trials we would like to pursue and complete.
•If our clinical trials fail to satisfactorily demonstrate the safety and efficacy of our product candidates to the FDA and other comparable foreign regulators, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
•Even though we have received approval from the FDA in the United States to market Phexxi for the prevention of pregnancy, we may fail to receive similar approval outside the United States.
•If we are unable to take full advantage of regulatory programs designed to expedite drug development or provide other incentives, our development programs may be adversely impacted.
•Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of Phexxi or development of EVO100. If we are unable to obtain adequate insurance or are required to pay for liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage, a material liability claim could adversely affect our financial condition.
•Our rights to develop and commercialize Phexxi and EVO100 are subject, in part, to the terms and conditions of licenses granted to us by third parties. The patent protection and patent prosecution of Phexxi and EVO100 is dependent on third parties.
•If we are unable to obtain and maintain patent protection for Phexxi for the prevention of pregnancy, for EVO100 or other proprietary technologies we may develop, or if the scope of the patent protection we have or will obtain is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to our products and technology, and our ability to successfully commercialize our product candidates, and other proprietary technologies we may develop may be adversely affected.
•If we do not obtain PTE for our products or product candidates, our business may be materially harmed.
•Our success relies on third-party suppliers and one contract manufacturer. Any failure by these third parties, including their inability to successfully perform and comply with regulatory requirements, could negatively impact our business and our ability to develop and market our products or product candidates, and our business could be substantially harmed.
•We rely and intend to rely on third parties for the execution of our development programs for our product candidates and for the delivery of telehealth services through the Phexxi Concierge Experience. Failure of these third parties to provide services of a suitable quality, in accordance with applicable regulations and within acceptable time frames may cause the delay or failure of our development programs.
•Phexxi and any other approved product may face follow-on competition sooner than anticipated.
•Despite FDA-approval for Phexxi and even if we are successful in obtaining regulatory approval to market other product candidates in the United States, revenues may be adversely affected if Phexxi or any other the product does not obtain coverage and adequate reimbursement from third-party payers in the United States.
•As we mature and expand our sales and marketing infrastructure, we will need to expand the size of our organization, and we may experience difficulties in managing this growth or be unable to successfully commercialize our products, develop any product candidates or otherwise implement our business plan.

Item 1A. Risk Factors.

Risks Related to Our Financial Condition and Capital Requirements

We have incurred significant losses and negative cash flows since our inception and anticipate we will continue to incur significant losses and negative cash flow for the foreseeable future.
We have incurred yearly losses and negative cash flows since our inception, including net losses of $142.3 million and $80.0 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $655.5 million. Negative cash flows from our operations are expected to continue for the foreseeable future. To date, we have devoted substantially all our financial resources to the commercialization and development of Phexxi and to the development of EVO100 and our other product candidates, as well as providing general and administrative support for our operations. Our utilization of cash has historically been highly dependent on these development programs. In light of the FDA approval of Phexxi vaginal gel in May 2020, going forward a significant portion of our costs will relate to the commercialization of Phexxi. We plan to spend significant capital to fund our continued commercialization efforts. Our cash expenses will also continue to be highly dependent on the product development programs we choose to pursue, including EVO100, the progress of these product development programs, the results of our preclinical and clinical trials, the cost, timing and outcomes of regulatory decisions regarding potential approval for our product candidates or any future product candidates we may choose to develop, and the terms and conditions of our contracts with service providers and any license partners.
To date, we have financed our operations primarily through the sale of equity securities, convertible notes and related-party funding. The amount of our future net losses will depend, in large part, on our ability to generate revenue from the sale of Phexxi, the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations or grants which may be particularly challenging or impossible in light of market conditions, especially in light of the ongoing COVID-19 pandemic. The commercialization and development of biopharmaceutical products involves a substantial degree of risk.
We expect to continue to incur significant operating expenses in future quarters and to continue to incur significant losses for the foreseeable future as we:
•incur sales, marketing, and distribution costs to commercialize Phexxi and any other product candidates for which we may obtain marketing approval, including our implementation of the Phexxi Concierge Experience, media and digital promotional campaigns, and contracted tele-sales vendor costs;
•incur costs associated with the commercial manufacturing of Phexxi and manufacturing of our product candidates;
•oversee continuous life cycle management of Phexxi and pipeline products;
•implement post-approval changes and process improvements to manufacturing;
•continue the clinical development of EVO100 and our other product candidates;
•initiate additional preclinical studies;
•initiate clinical trials for our product candidates or any product candidates we may choose to develop in the future;
•seek regulatory and marketing approvals and reimbursement for our product candidates or any product candidates we may choose to develop in the future;
•continue our efforts to identify, assess, acquire, and/or develop other product candidates;
•make milestone, royalty or other payments under third-party license agreements;
•seek to maintain, protect, and expand our intellectual property portfolio; and
•seek to attract and retain skilled personnel.

Moreover, we may further augment our sales force and incur additional costs associated with other marketing activities such as online and television advertising. In addition, should we experience any delays or encounter issues with the development and regulatory approval of our product candidates such as safety issues, clinical trial accrual delays and longer follow-up for planned trials, some of which may result in part due to the ongoing COVID-19 pandemic, we may incur significant additional expenses, including those in connection with necessary additional trials or supportive studies.

The net losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. Due to the recurring losses, negative cash flows from operating activities since inception, and net working capital at December 31, 2020, the report of our independent registered public accountant on our financial statements as of and for the years ended December 31, 2020 and 2019 filed with this Annual Report for the year ended December 31, 2020 includes explanatory language describing the existence of substantial doubt about our ability to continue as a going concern.

We have generated nominal revenue from product sales and may never be profitable. Our operating results may differ from any guidance we may announce.
Our current business is substantially dependent on the commercial success of Phexxi. The commercial launch of Phexxi took place on September 8, 2020, and as of December 31, 2020, we had generated only nominal revenue from sales of Phexxi. We do not know if we will ever achieve or sustain profitability. Our ability to generate revenue and achieve and sustain profitability depends on our ability, alone or with strategic collaborators, to successfully commercialize Phexxi and, to a lesser extent, to complete the development of, and obtain necessary regulatory and marketing approvals to commercialize EVO100 and our other current or future product candidates. Our ability to generate future revenue from product sales depends heavily on our success in many areas, including, but not limited to:
•the rate and degree of market acceptance for Phexxi and any other product candidates that may be approved in the future;
•the effectiveness of our commercialization strategy for Phexxi and any other product candidates that may be approved in the future, either directly or with one or more distribution partners, including the effectiveness of our sales force, the Phexxi Concierge Experience, media and digital campaigns, and contracted tele-sales vendor;
•reimbursement and pricing for Phexxi and any other approved product candidates in amounts that support profitability;
•successfully competing against alternative contraceptive products, including lower-priced generic products;
•manufacturing Phexxi and our other product candidates and establishing and maintaining supply and manufacturing relationships with third parties that are commercially feasible, as well as complying with applicable regulatory requirements and meeting our supply needs in sufficient quantities to meet market demand for Phexxi and the needs of our clinical trials;
•our ability to adapt in a dynamic and challenging pandemic environment;
•obtaining regulatory approval of Phexxi in territories outside of the United States and completing clinical development and obtaining regulatory approval for our other product candidates, including EVO100;
•protecting, maintaining and enforcing our intellectual property rights, including patents, trade secrets and know-how;
•negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter; and
•attracting, hiring and retaining qualified personnel.

From time to time, we may provide guidance as to our future performance and certain unit shipment information, prescription and prescriber statistics, website and search statistics and other metrics. We may fail to achieve the performance described in any guidance we may announce, and any information or metrics we may provide may be not be indicative of future results. In addition, we are currently implementing a Phexxi co-pay program to promote demand for Phexxi. However, this program significantly reduces the amount of profit we realize per unit sold. As a result, we may curtail or eliminate this program in the future. If we are not able to generate sufficient revenue from product sales of Phexxi, the revenue from product sales of Phexxi is not sufficiently profitable, we fail to meet our guidance, or our information or metrics is not indicative of our future results of operations, this could materially and adversely affect our business results of operations, the price of our common stock, our financial condition and our need to raise additional capital.
We must raise significant additional funds to finance our operations, including the commercialization of Phexxi and our development of EVO100, and to remain a going concern. If we are unable to raise additional capital when needed or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our business initiatives.
We have incurred significant losses and negative cash flows since our inception, and our cash balance and the inadequacy of existing capital resources to fund our planned operations during the next 12 months will require that we obtain significant additional funding to finance our operations. As of January 31, 2021, we had unrestricted cash and cash equivalents of approximately $40.4 million and restricted cash of approximately $20.9 million. Our ability to raise additional funds will depend, in part, on our ability to successfully commercialize Phexxi in the United States. As of February 28, 2021, we had generated only nominal revenue from the sale of Phexxi. If, for whatever reason, we are unable to demonstrate traction in the market for Phexxi, it may make any necessary debt, equity or alternative financing more difficult, more costly and more dilutive.
Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to commercialize Phexxi or develop our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. For example, we are currently prohibited from raising additional debt financing without the consent of the holders of our outstanding convertible notes. Furthermore, as a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility and disruptions. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive.
If we are unable to raise additional funds when needed or on acceptable terms, we may be unable to commercialize Phexxi as a contraceptive and to continue the development of EVO100 for prevention of certain STIs, required to delay, scale back or eliminate some or all our other development programs and business initiatives, or forced to cease operations entirely. To the extent we raise additional capital through the sale of equity, convertible debt or other securities convertible into equity, the ownership interest of our stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Future debt financings, if available at all, would likely involve agreements with additional covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, making additional product acquisitions or declaring dividends. If we raise additional funds through strategic collaborations, alternative non-dilutive financing, such as royalty-based financing, or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates or future revenue streams or grant licenses on terms that are not favorable to us. Moreover, if we are unable to continue as a going concern, we may be forced to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.
We have certain obligations pursuant to our issued and outstanding convertible notes and related note purchase agreements, and our failure to comply with these obligations could have a material adverse effect on our business, financial condition or results of operations.
In April 2020, we entered into a Securities Purchase and Security Agreement (the Baker Bros. Purchase Agreement) with certain institutional investors and their designated agent pursuant to which we issued and sold secured convertible promissory notes in an aggregate principal amount of $25.0 million and warrants to purchase shares of our common stock. In October 2020, we entered into a Securities Purchase Agreement (the Adjuvant Purchase Agreement) pursuant to which we issued and sold to certain institutional investors unsecured convertible promissory notes in an aggregate principal amount of $25.0 million. Our failure to make payments as due under these notes would likely amount to an event of default. Pursuant to the terms of the Baker Bros. Purchase Agreement and the Adjuvant Purchase Agreement, events of default also include, but are not limited to, a material breach of representations, our failure to comply with our obligation to convert the related promissory notes, certain defaults of indebtedness and failure to perform or observe, and in certain instances, cure, certain covenants, including, but not limited to, our ability to achieve cumulative net sales of Phexxi of at least $100.0 million by June 30, 2022. These agreements also limit our ability to incur debt, merge or, declare dividends. In particular and pursuant to the Baker Bros. Purchase Agreement, if an event of default occurs, each purchaser could elect, at its option pursuant to the agreement, to require us to repurchase all or any portion of the notes in cash at a repurchase price equal to the sum of (i) three times the sum of the outstanding balance, plus (ii) the aggregate value of future interest that would have accrued under the call principal amount from the period commencing on the date on which this amount is declared to be due and payable through the fifth anniversary of the initial closing pursuant to the Baker Bros. Purchase Agreement. This repurchase would materially and adversely impact our business, results of operations and financial condition, as well as increase our need to raise additional capital.
Our business has been adversely affected and could be materially and adversely affected in the future by the ongoing COVID-19 pandemic.
Any outbreak of a contagious disease, such as the novel coronavirus, or other adverse public health developments, could have a material and adverse effect on our operations, results of operations and financial condition. In December 2019, a novel strain of a virus named SARS-CoV-2, which causes COVID-19, surfaced in Wuhan, China and spread to multiple other regions and countries, including California where our primary office is located. In March 2020, the World Health Organization declared COVID-19 to be a pandemic disease. The COVID-19 pandemic continues to evolve, and has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures, as well as adverse impacts on health care resources, facilities and providers, in California, across the United States and in other countries. A number of health care systems have had to restructure operations to prioritize caring for COVID-19 patients and limit or cease other activities. The severe burden on health care systems caused by this pandemic has impaired the ability to diagnose and treat patients with non-COVID-19 related conditions and impaired the ability of many clinical research sites to start new studies, enroll new patients and monitor patients in clinical trials. The COVID-19 pandemic and government measures taken in response have had a significant impact, both direct and indirect, on businesses, commerce and commercial spending, as significant reductions in business related activities have occurred, unemployment has risen, supply chains have been disrupted, and certain manufacturing and clinical development activities have been curtailed or suspended. The continued impact of COVID-19 on our operations or those of our third-party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the ultimate duration of the outbreak, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and the actions to contain COVID-19 or address its impact in the short and long-term, among others.
Our business is currently adversely affected by the COVID-19 pandemic. In response to the pandemic and in accordance with direction from state and local government authorities, we have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring most employees to work remotely (which in turn increases the threat to our cyber security and data accessibility, and communication matters), suspending all non-essential travel worldwide for our employees. In addition, industry events and in-person work-related meetings have been cancelled, the continuation of which could adversely affect our business. Further, the COVID-19 pandemic has already affected and will likely continue to affect our commercialization activities for Phexxi. For example, in light of the COVID-19 pandemic, particularly the restrictions on physician interactions, we made the strategic decision to delay the commercial launch of Phexxi from June 2020 to September 2020. In light of the COVID-19 pandemic, we also made the decision to reduce our target initial internal sales force and rely more on telehealth for marketing, including the Phexxi Concierge Experience. Nevertheless, the restrictions on in person contact have limited the ability of our sales representatives to meet with HCPs in person and have also significantly reduced the number of visits by patients to physician offices. In addition, unemployment may also be negatively affecting the number of people seeking patient care generally. These factors may slow the rate of adoption of Phexxi. Further, these restrictions, and the COVID-19 pandemic generally, have also impaired our ability to interact with government officials in our effort to obtain a 19th category of contraception which may in turn, slow our efforts to obtain expanded payer coverage for Phexxi. Moreover, although we have not experienced a material adverse impact on our development programs to date as a result of the pandemic, an impact may be seen as we actively engage in clinical activity during the pandemic, including our ongoing EVOGUARD clinical trial, especially if the pandemic worsens during critical periods of these activities.
As COVID-19 continues to affect individuals, businesses and industries, economies and markets around the globe, we may experience further issues stemming directly or indirectly from the pandemic, some of which could severely impact our business, results of operations and financial condition, including:
•delays, changes , challenges or disruptions in our business plans, including with respect to the clinical development of EVO100 and our other product candidates;
•sales and marketing challenges in connection with our commercialization of Phexxi vaginal gel;
•reduced demand for Phexxi, including as a result of decreased sexual contact as a result of the pandemic;
•delays or difficulties in manufacturing Phexxi, particularly in commercial quantities;
•challenges in obtaining adequate reimbursement for Phexxi;
•delays or difficulties in obtaining the financing necessary to run our business, including commercializing Phexxi and successfully completing the ongoing EVOGUARD clinical trial;
•delays or difficulties in enrolling patients in our clinical trials or drop-outs from our clinical trials;
•delays or difficulties in clinical enrollment initiation, including in recruiting clinical site investigators and staff;
•interruption of key clinical trial activities, such as clinical trial site monitoring;
•limitations on travel that could interrupt key clinical activities and trial activities, such as clinical trial site initiations and monitoring, domestic and international travel by employees, contractors or patients to clinical trial sites, including any government-imposed travel restrictions or quarantines that will impact the ability or willingness of patients, employees or contractors to travel to our research, manufacturing and clinical trial sites or secure visas or entry permissions, any of which could delay or adversely impact the conduct or progress of our prospective clinical trials;

•diversion or prioritization of health care resources away from the conduct of clinical trials, including the availability of necessary materials and the attention of physicians serving as our clinical trial investigators, hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
•interruption or delays in the operations of the FDA and comparable foreign regulatory agencies, which may impact review, inspection, clearance and approval timelines with respect to any submissions that pertain to our product candidates;
•business disruptions caused by potential workplace, laboratory and office closures and an increased reliance on employees working from home, disruptions to or delays in ongoing laboratory experiments and operations, staffing shortages, travel limitations, cyber security and data accessibility, or communication or mass transit disruptions;
•limitations on employee resources that would otherwise be focused on the conduct of our clinical trials or commercialization of our products, including because of sickness of employees or their families or requirements imposed on employees to avoid contact with large groups of people;
•delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials due to staffing shortages, production slowdowns or stoppages and disruptions in delivery system;
•interruption in shipping that may affect the transport of Phexxi inventory for commercial sale and clinical trial materials, such as investigational drug product used in our clinical trials;
•changes in regulations as part of a response to the COVID-19 outbreak that may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;
•continued volatility in our and other biotechnology companies’ shares of equity that may result in difficulties raising capital through sales of our common stock or equity linked to our common stock, to the extent needed, and the terms of sales may be on unfavorable terms or unavailable, which may impact our short-term and long-term liquidity; and
•delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees.
In addition, if we, our third-party manufacturers, our wholesale distribution partners or any other third parties with whom we engage, were to experience shutdowns or other business disruptions, our ability to commercialize Phexxi and conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business and our results of operation and financial condition.
These and other factors arising from the ongoing COVID-19 pandemic could worsen which could further adversely impact our ability to conduct clinical trials and our business generally, and could have a material adverse impact on our operations and financial condition and results. We cannot foresee if and when the COVID-19 pandemic may be effectively contained, nor can we predict the severity and duration of its impact. A prolonged disruption or any further unforeseen delay in our operations could continue to result in increased costs and reduced expected revenue. If the COVID-19 pandemic is not effectively and timely controlled, our business operations and financial condition may be materially and adversely affected as a result of the deteriorating market outlook, the slowdown in regional and national economic growth, and other factors that we cannot foresee. The extent to which COVID-19 will affect our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, which could have an adverse impact on our business and financial condition, and we will continue to monitor the situation closely.

Use of net operating loss carryforwards may be limited and U.S. federal income tax reform could adversely affect us.
Our ability to utilize our net operating loss (NOL) carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes. Corresponding rules may apply under state tax laws. Even if there is no limitation on utilization of our NOL carryforwards as the result of an ownership change, the utilization of NOL carryforwards may be limited by other applicable laws. Pursuant to the TCJA passed in December 2017 carryforwards originating from a loss incurred in a year after 2017 is limited and may reduce taxable income in any post-2020 year by no more than 80% of the pre-NOL taxable income in such year. The CARES Act temporarily suspended this 80% taxable income limitation, allowing an NOL carryforward to fully offset taxable income in tax years beginning before Jan. 1, 2021. Additional legislation or regulation which could affect our tax burden could be enacted by any governmental authority. We cannot predict the timing or extent of such tax-related developments which could have a negative impact on our financial results, including a potential increase in federal corporate tax rates generally. We cannot estimate how the changes in tax law from this legislation will affect our tax liability in future years, but we have recorded a valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits from those assets. We have established a full valuation allowance for our deferred tax assets due to uncertainties as to their utilization. While we use our best judgment in attempting to quantify and reserve for our tax obligations. A challenge by a taxing authority, our ability to utilize tax benefits such as carryforwards or tax credits, or a deviation from other tax-related assumptions may cause actual results to deviate from previous estimates.

Risks Related to Commercialization of Phexxi and Any Other Approved Product Candidates
Our success will depend heavily on whether we can successfully commercialize our only commercially available product, Phexxi, for prevention of pregnancy. Failure to successfully commercialize Phexxi for the prevention of pregnancy would likely cause our business to fail.
Our overall success will rely heavily on the commercial success of Phexxi vaginal gel for prevention of pregnancy. Failure to successfully commercialize Phexxi for the prevention of pregnancy would likely cause our business to fail. There are numerous examples of failures to meet high expectations of market potential for new product launches in the health care space, including by pharmaceutical companies with more experience and resources than us. If the commercialization of Phexxi is unsuccessful or perceived as disappointing, our stock price could decline significantly.
Our commercialization strategy in light of the COVID-19 pandemic is unproven and if it is not successful, will harm our business and limit our ability to sell our product.
Even though Phexxi for the prevention of pregnancy has been approved for commercial sale by the FDA, we must successfully execute commercialization of this product, especially because we have no other revenue generating products. In light of the COVID-19 pandemic, particularly the restrictions on in-person interactions including with physicians and other prescribers, we made the strategic decision to delay the commercial launch of Phexxi from June 2020 to early September 2020. In connection with our commercial launch in September 2020, we reduced the planned size of our sales force and augmented our strategy to launch virtually via the Phexxi Concierge Experience, various media and digital campaigns, and contracted tele-sales vendors. Although these strategies are designed to allow us to market Phexxi with a reduced number of sales representatives in a pandemic environment, there are no assurances that this approach will be effective and allow us to reach a substantially similar number of HCPs as we would through more traditional sales force deployment models. The increased reliance on telehealth infrastructures such as the Phexxi Concierge Experience may be end up creating more issues and being more costly to us than more traditional distribution and marketing methods. Moreover, though we believe that the contraceptive market is highly sensitive to digital media, banner advertising and social media influencers, there can be no assurances that our planned online strategies and efforts will be effective. In addition, despite the experience of our management team in commercializing products for other companies, our company has not yet demonstrated the ability to successfully commercialize any product. If our commercial launch of Phexxi is not successful, our ability to generate revenue from the sale of product will be harmed, our as will our business and reputation, and our need for additional capital will increase.
If we are unable to establish effective internal sales and marketing capabilities, or enter into agreements with third parties to market and sell any of our approved products, our ability to generate revenue would be adversely affected.
Although some of our employees may have marketed, commercialized and sold other pharmaceutical products, including contraceptives, in the past while employed at other companies, we have limited experience selling and marketing Phexxi. We may face difficulties recruiting and hiring representatives and otherwise obtaining these marketing capabilities as a result of the COVID-19 pandemic where, among other restrictions, nonessential business travel and in-person interviews have been eliminated or significantly curtailed by the implementation of social distancing guidelines and a general reluctance of some to engage in these activities. We are unable to predict at this time how long these effects of the COVID-19 pandemic will last. Any failure or delay in the timely development of our internal commercialization capabilities could adversely impact the potential for commercial success of Phexxi. While we plan to utilize our sales and marketing infrastructure for Phexxi to successfully commercialize any additional products that may result from our development programs, we may still need to find one or more collaborators to commercialize these products or further invest in and develop these capabilities, either on our own or with others, which would be expensive, difficult and time consuming.
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
If we are unable to effectively train and equip our sales force, our ability to successfully commercialize Phexxi will be harmed.
We may not be able to maintain the requisite sales force to market Phexxi. Even if we are able to maintain the requisite sales force, Phexxi is a newly-marketed drug and, therefore, none of the members of our sales force has extensive experience promoting Phexxi. We expect to continue to expend significant time and resources to train our sales consultants in marketing Phexxi. In addition, we must train our sales force to ensure that an appropriate and compliant message about Phexxi is being delivered. Our efforts to train our sales force may be negatively impacted by the COVID-19 pandemic, particularly due to the fact that we may be unable to conduct in-person meetings and training sessions. If we are unable to effectively train our sales force and equip them with compliant and effective materials, including medical and sales literature to help them appropriately inform and educate physicians regarding the potential benefits of Phexxi, our efforts to successfully commercialize Phexxi could be put in jeopardy, which would negatively impact our ability to generate product revenues.

Medical product manufacturers’ use of social media platforms to market and promote prescription products, such as Phexxi, presents new risks and operational challenges.
We believe that our customer base and potential patient populations for Phexxi are active on social media, and we intend to engage through those platforms to elevate our national marketing presence. Social media practices in the pharmaceutical, biotechnology and medical device industries are evolving, which creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media platforms to comment on the effectiveness of, or adverse experiences with, our marketed product, which could result in reporting obligations or the need for us to conduct an investigation. The use of influencers and patient ambassadors to promote Phexxi also may be subject to federal truth-in-advertising laws enforced by the Federal Trade Commission (FTC), as well as comparable state consumer protection laws. Any actual or perceived non-compliance by our marketing partners with those requirements could lead to an investigation by the FTC or a comparable state agency, or could lead to allegations of misleading advertising by private plaintiffs. In addition, there is a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us or our product on any social networking website. If any of these events were to occur or we otherwise fail to comply with any applicable regulations, we could incur liability, face restrictive regulatory actions or incur other harm to our business such as reputational damage.
We face competition from other medical device, biotechnology and biopharmaceutical companies and our operating results will suffer if we are unable to compete effectively.
The medical device, biotechnology and biopharmaceutical industries, and the women’s health sector, are intensely competitive. Significant competition among various contraceptive products already exists. Existing products have name recognition, are marketed by companies with established commercial infrastructures and are marketed with greater financial, technical and personnel resources than we have. To compete and gain market share, any new product will need to demonstrate advantages in efficacy, convenience, tolerability or safety, among other things. In addition, new products developed by others could emerge as competitors to Phexxi. These products could offer an alternative form of non-hormonal contraceptive that is more convenient, is more effective and/or provides protection over longer periods of time as compared to Phexxi. We also compete with these organizations to recruit management, scientists, and sales and marketing and clinical development personnel, which could negatively affect our level of expertise and our ability to execute our business plan. We also face competition in establishing clinical trial sites, enrolling subjects for clinical trials and in connection with identifying and engaging in strategic transactions. If we are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition and operations will suffer.

Our potential competitors include large, well-established pharmaceutical companies and specialty pharmaceutical companies. These companies include Merck & Co., Inc., Allergan PLC, Pfizer Inc., Bayer AG, Johnson & Johnson, CooperSurgical Inc. and Mylan Inc. Additionally, several generic manufacturers currently market and continue to introduce new generic contraceptives.
Phexxi and any other approved products may not gain sufficient market acceptance among physicians, patients or the medical community, thereby limiting our potential to generate revenue, which will undermine our future growth prospects.
Even though Phexxi vaginal gel has been approved by the FDA for commercial sale for the prevention of pregnancy and even if any of our other product candidates are approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any new product by physicians, patients and the medical community will depend on a number of factors, including:
•demonstrated evidence of efficacy and safety and potential advantages compared to competing products;
•perceptions by the medical community, physicians, and patients, regarding the safety and effectiveness of our products and the willingness of the target patient population to try new products and of physicians to prescribe them;
•relative convenience and ease of administration compared to alternative treatments;
•the regulatory label requirements for the product, including any potential restrictions on use or precautionary statements;
•sufficient third-party insurance coverage and adequate reimbursement;
•effectiveness of our or our collaborators’ sales and marketing strategy;
•the willingness of wholesalers and pharmacies to stock the products;
•the prevalence and severity of any adverse side effects;
•our ability to sufficiently educate physicians with respect to the efficacy and safety of Phexxi; and
•availability of alternative products and the cost-effectiveness of our product relative to competing products.
If any approved product that we may license, develop or sell, including Phexxi, does not provide a benefit over currently available options, that product is unlikely to achieve market acceptance and we will not generate sufficient revenues to achieve profitability.
Further, due in part to circumstances surrounding the COVID-19 pandemic, we may observe a reduced acceptance rate for Phexxi as women may be reluctant to switch birth control or physically visit a doctor in person to obtain a birth control prescription. It is also possible that “stay-at-home” orders and business restrictions may result in a decrease in sexual contact in the United States, thereby decreasing the demand for contraceptive products generally, including Phexxi. We aim to increase acceptance through the Phexxi Concierge Experience and by encouraging telehealth appointments, but there can be no assurance this effort will be successful or that acceptance will be what it might have otherwise been without the COVID-19 pandemic. As a result of the COVID-19 pandemic, we may have a reduced ability for our distribution or sales representatives to visit physician offices to provide in-person education regarding the benefits of Phexxi for the prevention of pregnancy. To the extent our marketing and education efforts are restricted by COVID-19, our business may be adversely affected.
The telehealth market is immature and unpredictable, and if it does not develop, if it develops more slowly than we expect, if it encounters negative publicity over privacy issues, if it is difficult to engage sufficient numbers of providers, or if limitations on reimbursement or new state law regulatory requirements impede our ability to implement our telehealth solution, called the Phexxi Concierge Experience, the growth of our business will be harmed.
With respect to our telehealth program, the telehealth market is relatively new and unproven, and it is uncertain whether it will achieve and sustain high levels of demand, consumer acceptance and market adoption. Our success will depend to a substantial extent on the willingness of women to use our telehealth solution. Negative publicity concerning our telehealth solution or the telehealth industry as a whole could limit market acceptance of the Phexxi Concierge Experience. Changes by state professional licensing boards to the standards of care or other requirements governing the practice of telehealth, including imposition of new requirements for prescriptions from state and federal regulatory bodies, could impact the success of our telehealth solution. Similarly, individual and health care industry concerns or negative publicity regarding patient confidentiality and privacy in the context of telehealth could limit market acceptance of our solution. If any of these events occurs, it could have a material adverse effect on our business, financial condition or results of operations, especially given the ongoing COVID-19 pandemic and patients’ reduced access to physician offices to obtain new birth control prescriptions or otherwise consider switching their primary method of contraception.
The success of Phexxi will depend on the availability of contraceptive alternatives and women’s preferences, in addition to the market’s acceptance of our new form of prevention of pregnancy.
The commercial success of Phexxi will depend upon the contraceptive market as well as market acceptance of our new form of prevention of pregnancy. Risks related to market acceptance include, among other things:
•minimum acceptable contraceptive efficacy rates and the related regulatory label requirements, including any potential restrictions on use or precautionary statements;
•perceived safety differences of hormonal and/or non-hormonal contraceptive options;
•changing women’s preferences;
•the Patient Protection’s and the ACA’s effect on pharmaceutical coverage, reimbursement and pricing, and the coverage of preventable services (including contraception under certain conditions); and
•new generic contraceptive options including the possibility of a future potential generic version of Phexxi as a contraceptive.
For example, the pregnancy rate for typical use of Phexxi in the FDA-approved label is higher than many other forms of contraceptives, and we cannot be certain that the associated risk of unintended pregnancy will not deter adoption of Phexxi as a method of pregnancy prevention. In addition, Phexxi’s label contains a warning related to use by women with a history of recurrent urinary tract infections, which could limit the willingness of HCPs to prescribe or certain women to use Phexxi. These risks could reduce the market potential for Phexxi or any future contraceptive product we may seek to develop, and place pressure on our business, financial condition, results of operations and prospects.
The commercial success of Phexxi or any future approved products will depend in significant measure on the label claims that the FDA or other regulatory authorities approve for those products.
The commercial success of Phexxi vaginal gel and any future approved products will depend in significant measure upon the prescribing information and the patient-directed labeling describing the product’s features, benefits and risks.
We are required to submit all revisions to approved product labeling for Phexxi as part of a supplemental NDA, to the FDA for review and approval. In addition, the FDA must review and approve proposed labeling for any of our product candidates as part of the NDA pre-market review process. Failure to achieve approval from the FDA or other regulatory authorities of product labeling containing certain types of information on features or benefits will prevent or substantially limit our advertising and promotion of such features in order to differentiate our product candidates from those products already existing in the market. This failure would have a material adverse impact on our business, financial condition, results of operations and prospects.
The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses for prescription drugs and medical devices. If we are found or alleged to have improperly promoted our commercial product for off-label uses, we may become subject to significant liability.
The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products such as Phexxi. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. Promotional labeling for Phexxi, and for any other of our products that receive marketing approval, must be submitted to FDA at the time of first use and the agency actively solicits reports from health care professionals about improper drug manufacturer promotional claims or activities. If we are found to have promoted Phexxi for any off-label use, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of Phexxi or any of our product candidates, if approved in the future, to ensure compliance with these legal and regulatory requirements, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

We will need to obtain FDA approval of any proposed product names, and any failure or delay associated with such approval may adversely affect our business.
Any name we intend to use for our current or future product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the USPTO. The FDA typically conducts a review of proposed product names, including an evaluation of the potential for confusion with other product names. The FDA may also object to a product name if it believes the name inappropriately implies medical claims or contributes to an overstatement of efficacy. If the FDA objects to any of our proposed product names, we may be required to adopt alternative names for our product candidates. If we adopt alternative names, we would lose any goodwill or brand recognition developed for previously used names and marks as well as the benefit of our existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidates.

If we suffer negative publicity concerning the safety or efficacy of Phexxi or our product candidates in development, our reputation and the commercialization of Phexxi could be harmed and we may be forced to cease development of such product candidates.

If concerns should arise about the actual or anticipated clinical outcomes regarding the safety or efficacy of any of our product candidates, such concerns could adversely affect the market’s perception of these candidates. Such concerns could lead to a decline in investors’ expectations and a decline in the price of our common stock.

We rely, and expect to continue to rely, on market research conducted internally and on our behalf to evaluate the potential commercial acceptance of Phexxi, EVO100, and any other future product candidates.

We have contracted with and expect to continue to perform market research and to contract with third parties to perform research on our behalf. These research findings may not be indicative or predictive of actual or overall market acceptance and any future market research may not be indicative of the acceptance for Phexxi, EVO100 or future product candidates we may develop. Moreover, our internal and external research that have informed our views with respect to our sales and marketing strategy, payer coverage, pricing and reimbursement with respect to Phexxi may prove to be incorrect. For example, we believe that women that are most likely to use Phexxi as their primary method of preventing pregnancy are those that are unwilling to use hormone-based contraceptives and are unsatisfied with existing non-hormonal alternatives. If our market research has overestimated the size of this population or the willingness of these women to try Phexxi, the commercialization of Phexxi may be less successful than we or others expect.

There can be no assurance on the accuracy or completeness of certain facts, forecasts and other statistics obtained from various government publications, market data providers and other independent third-party sources, including industry expert reports, contained in this Annual Report.

Certain facts, forecasts and other statistics contained in this Annual Report have been derived from various government publications, market data providers and other third-party sources. While we have no reason to believe that this information is false or misleading or that any fact has been omitted that would render this information false or misleading, we cannot guarantee the accuracy and completeness of this information. While we have taken reasonable care to ensure that these facts, forecasts and other statistics have been accurately reproduced from their respective sources, these facts, forecasts and other statistics have not been independently verified by us, our directors and advisers or any other parties and none of us make any representation as to the accuracy or completeness of such information. Due to possibly flawed or ineffective collection methods or discrepancies between published information and market practice and other problems, the facts, forecasts and statistics contained herein may be inaccurate or may not be comparable to information produced by other parties. Therefore, you should give consideration as to how much weight or importance you should attach to or place on these facts, forecasts or statistics and in all cases, but particularly with respect to market size, and this information should not be unduly relied upon.

The proportion of the contraceptive market that is made up of generic products continues to increase, making introduction of a branded contraceptive difficult and expensive.
The proportion of the U.S. market that is made up of generic products has been increasing over time. This trend is occurring in the women’s health segment, as well, where many of the most popular oral contraceptive pills (OCP) brands have experienced genericization. Assuming this trend continues, it may be more challenging to introduce Phexxi or any future approved contraceptive product candidate we may develop, as a branded contraceptive, at a price that will maximize our revenue and profits. Also, there may be additional marketing costs to introduce Phexxi in order to overcome the trend towards generics and to gain access to reimbursement by payers. If we are unable to introduce any future approved product candidate at a price that is commensurate with that of current branded products, or we are unable to gain reimbursement from payers for Phexxi, or if patients are unwilling to pay any price differential between Phexxi and a generic contraceptive product, our revenues will be limited. As part of our launch strategy, we are covering the cost of Phexxi for the first month for women with commercial insurance whose health plans do not reimburse for Phexxi or whose health plans require a co-pay for Phexxi, and we are covering the cost of subsequent refills of Phexxi at a $30 co-pay for these women if their co-pay is above that amount. However, we cannot be certain that these initiatives will be successful in overcoming general inclinations of physicians and their patients to avoid branded contraceptives and these initiatives may become prohibitively expensive. If we choose to discontinue our co-pay programs, demand for Phexxi may decrease. In addition, if health care plans do not add Phexxi to their covered formularies within the timelines we expect or impose more restrictive co-pay than we expect, our costs of providing these incentive programs will increase beyond our expectations and reduce our product margins and net revenues from sales of Phexxi.
Risks Related to the Development of Our Product Candidates
Our inability to develop our vaginal pH modulator for additional indications could have an adverse effect on our business and our ability to successfully market Phexxi for the prevention of pregnancy.
We believe our vaginal pH modulator gel may be useful in certain indications outside of Phexxi for the prevention of pregnancy. In August 2019, we completed a Phase 2b/3 clinical trial designed to assess EVO100 for the prevention of urogenital chlamydia in women and for the prevention of gonorrhea in women. Results from this clinical trial demonstrated that the trial met both its primary and secondary endpoints, with women receiving EVO100 experiencing a relative risk reduction for chlamydia and gonorrhea infection of 50% and 78%, respectively, compared to women receiving placebo. We expect top-line EVOGUARD results in mid-2022, but we cannot guarantee that the results of this trial will be consistent with the results of the prior Phase 2b/3 clinical trial. Even if we do complete this clinical development, there is no assurance we will obtain regulatory approval of EVO100 for the prevention of either chlamydia or gonorrhea. Such a failure could also impede our ability to market Phexxi for the prevention of pregnancy because all our product candidates are based on the same active ingredients and technology. Also, any failure to obtain regulatory approvals for additional indications will likely have a material adverse effect on our business, results of operations or our financial condition.
Indemnity claims from lawsuits or damages against our clinical trial sites could cause us to incur substantial liabilities and to limit commercialization of Phexxi, and any other product candidates we may develop.
In connection with our clinical trials, our third-party investigators and clinical trial sites face inherent risk of liability exposure from patients enrolled in our clinical trials. We have entered into indemnification agreements with each of our clinical trial sites obligating us to defend the sites against third-party claims or reimburse the sites should they incur certain costs or liability in connection with our clinical trials.
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
Although a substantial amount of our effort will focus on the commercialization of Phexxi for the prevention of pregnancy and development of EVO100 for the prevention of certain STIs, the success of our business is also expected to depend in part upon our ability to identify, license, discover, develop or commercialize additional product candidates. We are seeking to license, or otherwise obtain, product and technology rights to a variety of products and product candidates in the field of women’s health, but there can be no assurance we will be able to do so, or do so on favorable terms. There are risks, uncertainties and costs associated with identifying, licensing and advancing product candidates through successful clinical development. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful. Our research programs or licensing efforts may fail to yield additional product candidates for clinical development and commercialization for a number of reasons, including but not limited to the following:
•our research or business development methodology or search criteria and process may be unsuccessful in identifying potential product candidates;
•we may not be able or willing to assemble sufficient resources to acquire or discover additional product candidates;
•our product candidates may not succeed in preclinical or clinical testing;
•our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval;
•competitors may develop alternatives that render our product candidates obsolete or less attractive;
•product candidates we develop may be covered by third parties’ patents or other exclusive rights;
•the market for a product candidate may change during our program such that a product may become unreasonable to continue to develop;
•research and development programs are quite costly, and we may be unable to obtain the financing and resources to do so;
•a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and
•a product candidate may not be accepted as safe and effective by patients, the medical community or third-party payers.
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
Clinical development is expensive, time consuming and involves significant risk. We cannot guarantee any clinical trials will be conducted as planned or completed on schedule, if at all. In addition, certain of our product candidates are targeted toward the prevention of STIs. Therefore, it may be especially difficult to recruit patients to participate in our clinical trials when doing so will require patients to refrain from other methods of disease prevention. A failure of one or more clinical trials can occur at any stage of development. Events that may prevent successful or timely completion of clinical development include, but are not limited to:
•inability to obtain the funding necessary to initiate or complete any clinical trial;
•inability to generate satisfactory preclinical, toxicology or other in vivo or in vitro data or to develop diagnostics capable of supporting the initiation or continuation of clinical trials;
•delays in reaching agreement on acceptable terms with clinical research organizations (CROs) and clinical trial sites and principal investigators, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

•delays or failure in obtaining required institutional review board (IRB) approval at each clinical trial site;
•failure to obtain or delays in obtaining authorization from regulatory authorities to conduct or begin a clinical trial;
•delays in recruiting or failure to recruit sufficient eligible patients in our clinical trials;
•failure to manufacture clinical trial scale quantities of our product candidate;
•failure by clinical sites, CROs or other third parties to adhere to clinical trial requirements or protocols;
•failure by clinical sites, CROs or other third parties to perform in accordance with the good clinical practices requirements of the FDA, applicable laws or applicable foreign regulatory requirements;
•patients withdrawing from our clinical trials;
•adverse events or other issues of concern significant enough for an IRB to suspend or terminate a clinical trial or for the FDA, or comparable foreign regulatory authority, to put an IND or comparable foreign clinical trial application on clinical hold;
•occurrence of adverse events associated with our product candidates that may make it more difficult to recruit subjects or cause other material delays in the clinical programs;
•changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
•the cost of clinical trials of our product candidates;
•negative or inconclusive results from our clinical trials that may result in our deciding, or regulators requiring us, to conduct additional clinical trials or abandon development programs in other ongoing or planned indications for a product candidate; and
•delays in reaching agreement on acceptable terms with third-party manufacturers and the time for manufacture of sufficient quantities of our product candidates for use in clinical trials.
In addition to the possible events described above, our clinical trials may also be impacted by matters beyond our control. For example, conditions and circumstances surrounding the current COVID-19 pandemic may make it difficult for us, and our third-party service providers, to recruit, enroll, retain and monitor patients in these trials, disrupt the necessary logistic and manufacturing activities related to our clinical trials, require us to adjust our trial protocols, lead to a failure to collect in a timely manner key data necessary to support trial endpoints or otherwise compromise our ability to collect reliable data, result in delays in related communications and activities with the FDA or other comparable regulatory organizations and may affect our clinical trials in ways we may not presently predict.
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

Risks Related to Regulatory Approval of Our Product Candidates
We are required to obtain regulatory approval prior to marketing or commercializing any of our product candidates and we also must obtain regulatory approval from international authorities should we elect to commercialize Phexxi outside of the United States. To obtain regulatory approval, we must complete our preclinical studies and clinical trials in compliance with the regulatory approval requirements of the FDA and any applicable and comparable foreign regulators. If our clinical trials fail to satisfactorily demonstrate the safety and efficacy of our product candidates to the FDA and other comparable foreign regulators, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
With the exception of Phexxi vaginal gel for the prevention of pregnancy, which has been approved by the FDA for U.S. marketing and patient use, we are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Comparable foreign regulatory authorities impose similar restrictions, and we do not have marketing approval for Phexxi in any country outside of the United States. We may never receive such approvals, and we may need to complete extensive preclinical development and clinical trials to demonstrate the safety and efficacy of our product candidates in other populations before we may be able to obtain these approvals.
Any inability to complete preclinical and clinical development successfully could result in additional costs to us and impair our ability to generate revenues. Moreover, if (i) we are required to conduct additional clinical trials or other nonclinical testing of our product candidates beyond the trials and testing we currently contemplate, (ii) we are unable to successfully complete clinical trials of our product candidates or other testing, (iii) the results of these clinical trials or tests are unfavorable, uncertain or are only modestly favorable or (iv) there are unacceptable safety concerns associated with our product candidates, we may:
•be delayed in obtaining marketing approval for our product candidates;
•not obtain marketing approval at all;
•obtain approval with labeling that includes significant use or distribution restrictions or significant safety warnings, including boxed warnings;
•be subject to additional post-marketing testing or other requirements; or
•be required to remove the product from the market after obtaining marketing approval.
Even if we complete the necessary clinical trials for our product candidates, the marketing approval process is expensive, time consuming and uncertain and may prevent us from obtaining approvals for the commercialization of our product candidates. If we are not able to obtain, or if there are delays in obtaining, required marketing approvals, we will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.
To date, we have not received approval from the FDA or regulatory authorities in other jurisdictions to market any of our product candidates, with the exception of Phexxi vaginal gel, which is approved by FDA for the prevention of pregnancy. Despite the experience of our management team in completing successful regulatory filings for other companies, we have only submitted one NDA to date for Phexxi as a contraceptive product, so we have limited experience in filing and supporting the applications necessary to obtain marketing approvals for our product candidates. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication in the relevant patient population to establish the product candidate’s safety and effectiveness for that indication. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Regulatory authorities may determine that our unapproved product candidates or any potential future product candidate is not effective, is only moderately effective or has undesirable or unintended side effects, toxicities, safety profiles or other characteristics that preclude us from obtaining marketing approval for the product or that limit or restrict its commercial use.
The process of obtaining marketing approvals is expensive, may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical studies, clinical trials or other trials. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable. If we experience delays in obtaining approval or if we fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenues will be materially impaired.
From time to time, we may in the future report top-line data from our clinical trials. These top-line data may differ from complete trial results once additional data are received and evaluated by the FDA.
Top-line data are based on a preliminary analysis of currently available efficacy and safety data, and therefore these results are subject to change, either by us or the FDA, following a comprehensive review of the more extensive data we expect to receive when the full data set becomes available. Top-line data are based on important assumptions, estimations, calculations and information currently available to us. As a result, the top-line results may differ from the full data, or different conclusions or considerations may qualify these top-line results, once the complete data have been received and fully evaluated. If these initial data analyses differ from the results of the full data analyses, in a manner not favorable to the development of our product candidates, our business, financial condition, results of operations, prospects and, ultimately, the value of our common stock could be adversely affected.
Further, any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by potential product liability claims that could have a material and adverse effect on our business, financial condition, results of operations and prospects.
Even though we have received approval from the FDA in the United States to market Phexxi for the prevention of pregnancy, we may fail to receive similar approval outside the United States.
To market a new product outside the United States, we must obtain separate marketing approvals in each jurisdiction and comply with numerous and varying regulatory requirements of other countries, including clinical trials, commercial sales, pricing manufacture distribution and safety requirements. The time required to obtain approval in other countries might differ from, and be longer than, that required to obtain FDA approval. The marketing approval process in other countries may include all the risks associated with obtaining FDA approval in the United States, as well as other risks. In addition, in many countries outside the United States, a new product must receive pricing and reimbursement approval prior to commercialization. This can result in substantial delays in these countries. Additionally, the product labeling requirements outside the United States are different and may be inconsistent with the United States labeling requirements, negatively affecting our ability to market our products in countries outside the United States.
In addition, if we are unable to comply with applicable foreign regulatory requirements, we may be subject to fines, suspension or withdrawal of marketing approvals, product recalls, seizure of products, operating restrictions and criminal prosecution. In such an event, our ability to market to our full target market will be reduced and our ability to realize the full market potential of Phexxi will be harmed, which could have a materially adverse effect on our business, financial condition, results of operations and prospects.
Our development and regulatory approval strategy for EVO100 depends, in part, on published scientific literature and the FDA’s prior findings regarding the safety and efficacy of approved products.
The Hatch-Waxman Amendments added section 505(b)(2) to the FDCA, as well as several other provisions. Section 505(b)(2) of the FDCA permits the filing of an NDA where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. The FDA interprets section 505(b)(2) of the FDCA, for the purposes of approving an NDA, to permit the applicant to rely, in part, upon published literature or the FDA’s previous findings of safety and efficacy for an approved product. The FDA may also require the applicant to perform additional clinical trials or measurements to support any deviation from the previously approved product. The FDA may then approve the new product candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the section 505(b)(2) applicant. The FDA may require an applicant’s product label to have all or some of the limitations, contraindications, warnings or precautions included in the reference product’s label, including a black box warning, or may require the label to have additional limitations, contraindications, warnings or precautions. We plan to use the 505(b)(2) NDA pathway for our future marketing application for EVO100, if the ongoing Phase 3 trial of the product candidate is successful and the totality of the data collected on EVO100 are sufficient to support NDA approval.
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
If we are unable to take full advantage of regulatory programs designed to expedite drug development or provide other incentives, our development programs may be adversely impacted.
There are a number of incentive programs administered by the FDA and other regulatory bodies to facilitate development of drugs in areas of unmet medical need. EVO100 has been designated by the FDA as a QIDP for the prevention of gonorrhea. EVO100 also received a Fast Track designation from the FDA for the prevention of chlamydia. EVO100 may not qualify for or maintain designations under these or other incentive programs under any of the FDA’s existing or future programs to expedite drug development in areas of unmet medical need. Our inability to fully take advantage of these incentive programs may require us to run larger trials, incur delays, lose opportunities that may not otherwise be available to us, lose marketing exclusivity for which we would otherwise be eligible and incur greater expense in the development of our product candidates.
Risks Related to Our Post-Marketing Legal and Regulatory Compliance
Even though we have obtained FDA approval for Phexxi and even if we obtain regulatory approval for EVO100 or any other product candidates we may seek to develop, we will remain subject to ongoing regulatory requirements.
Even though Phexxi vaginal gel has been approved by the FDA for the prevention of pregnancy and even if EVO100 or any other product candidate we may seek to develop are approved, we are and will be subject to ongoing regulatory requirements with respect to manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing clinical trials and submission of safety, efficacy and other post-approval information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities.
In addition, manufacturers and manufacturers’ facilities are required to continuously comply with FDA and comparable foreign regulatory authority requirements, including ensuring quality control and manufacturing procedures conform to cGMP regulations and corresponding foreign regulatory manufacturing requirements. Accordingly, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any NDA submission to the FDA or any other type of domestic or foreign MAA.
Any regulatory approvals we receive for EVO100, or for any other product candidates we may seek to develop, may be subject to limitations on the approved indicated uses for which the product candidate may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. For example, the FDA has asked us to conduct, and we have agreed to conduct, a post-approval safety study in female adolescents for the use of EVO100 to prevent the acquisition of chlamydia. We will be required to report adverse reactions and production problems, if any, to the FDA and comparable foreign regulatory authorities. Any new legislation addressing drug safety issues could result in delays in product development or commercialization, or increased costs to assure compliance.
If a regulatory agency discovers previously unknown problems with Phexxi or a future product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or it disagrees with the promotion, marketing or labeling of a product, the regulatory agency may impose restrictions on that product or on us, including requiring withdrawal of the product from the market. If we are unable to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other things:
•issue warning letters;
•impose civil or criminal penalties;
•suspend or withdraw regulatory approval;
•suspend any of our ongoing clinical trials;
•refuse to approve pending applications or supplements to approved applications submitted by us;
•impose restrictions on our operations, including closing our contract manufacturers’ facilities; or
•require a product recall.
Any government investigation of alleged violations of law would require us to expend significant time and resources in response and could generate adverse publicity. Any inability to comply with ongoing regulatory requirements may significantly and adversely affect our ability to develop and commercialize our products and the value of our business and our operating results would be adversely affected.
Developments after a product reaches the market may adversely affect sales of the product.
Even though Phexxi has been approved in the United States for the prevention of pregnancy and even assuming any of our other product candidates were to be approved, certain developments may decrease market demand for our products, including the following:
•the re-review of products that are already marketed;
•new scientific information and evolution of scientific theories;
•the recall or loss of marketing approval of products that are already marketed;
•changing government standards or public expectations regarding safety, efficacy or labeling changes; and
•greater examination of advertising and promotion.
In the past, clinical trials and post-marketing surveillance of certain marketed drugs have raised concerns that have led to recalls, withdrawals or addition of restrictive labeling of marketed products. If previously unknown side effects are discovered with one of the active ingredients in, or if there is an increase in negative publicity regarding known side effects related to Phexxi or any of our product candidates following marketing approval, this could significantly reduce demand for the product or require us to take actions that could negatively affect sales, including removing the product from the market, restricting its distribution or applying for labeling changes.
Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of Phexxi or development of EVO100. If we are unable to obtain adequate insurance or are required to pay for liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage, a material liability claim could adversely affect our financial condition.

We face an inherent risk of product liability exposure in commercializing Phexxi and in conducting clinical trials for EVO100 and other product candidates we may seek to develop or commercialize. If serious adverse events or undesirable side effects occur during or following the commercialization of Phexxi, or during the clinical investigation or post marketing of our other product candidates, the following events could occur which would materially and adversely affect our business:
•regulatory authorities may require the addition of specific warnings or contraindications to product labeling or the issuance of alerts to physicians, pharmacies and the general public;
•we may be required to change the way Phexxi or our other product candidates are administered or to revise the labeling of Phexxi or our other product candidates;
•we may be subject to promotional and marketing limitations on Phexxi and our product candidates;
•sales of Phexxi and our other approved products, if any, may decrease significantly;
•regulatory authorities may require us to take Phexxi or, should any of our other product candidates be approved, our other approved products off the market;
•IRBs may suspend or terminate our clinical trials;
•regulatory authorities may impose a clinical hold, which could result in substantial delays and adversely impact our ability to continue development of our product candidates;
•we may be required to conduct additional clinical trials with more patients or over longer periods of time than anticipated;
•we may be required to implement risk evaluation and mitigation strategies (REMS), which could result in substantial cost increases and have a negative impact on our ability to commercialize Phexxi or our other approved products, if any;
•we may be required to limit the patients who can receive Phexxi or our product candidates;

•we may be subject to litigation or product liability claims; and
•our reputation may suffer.
Any of these events could prevent us from achieving or maintaining market acceptance of Phexxi or our other product candidates, or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenues from Phexxi or our other product candidates. Serious adverse events or side effects could require Phexxi or, if approved, EVO100 to be taken off the market, may require them to be packaged with safety warnings or may otherwise limit our sales.

Further, if we cannot successfully defend ourselves against these product liability claims, we may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in decreased demand for Phexxi, EVO100 or other product candidates we may seek to develop, injury to our reputation, negative media attention and the diversion of our management’s time and attention from our product development and commercialization efforts to address claim related matters.
We will need to maintain liability insurance coverage as we continue to commercialize Phexxi and conduct clinical trials for our product candidates. Such insurance may become increasingly expensive and difficult to procure. In the future, such insurance may not be available to us at all or may only be available at a very high cost and, if available, may not be adequate to cover all liabilities we may incur. In addition, while we have increased our liability insurance coverage in connection with the commercialization of Phexxi, we cannot be certain our coverage limits will be sufficient to cover liability claims we may face. We will also need to increase liability coverage if EVO100 or any other product candidate we may seek to develop is approved. If we are not able to obtain and maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise, our business could be harmed, possibly materially.
If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on our business, financial condition or results of operations.
Our research and development activities and our third-party manufacturer’s and supplier’s activities may involve the controlled storage, use, and disposal of hazardous materials, including the components of our commercial product Phexxi, our product candidates and other hazardous compounds. We and our manufacturer and supplier, and our potential future manufacturers and suppliers, are and will be subject to laws and regulations governing the use, manufacture, storage, handling, and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use may be stored at our and our current and potential future manufacturers’ facilities pending their use and disposal. We cannot eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts and business operations; environmental damage resulting in costly clean-up; and liabilities under applicable laws and regulations governing the use, storage, handling, and disposal of these materials and specified waste products. Although we believe the safety procedures utilized by us and our current third-party manufacturers for handling and disposing of materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of specified materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently, and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. We do not currently carry biological or hazardous waste insurance coverage.
Risks Related to Our Intellectual Property
Our rights to develop and commercialize Phexxi and EVO100 are subject, in part, to the terms and conditions of licenses granted to us by third parties. The patent protection and patent prosecution of Phexxi and EVO100 is dependent on third parties.
We are reliant upon licenses to certain patent rights and proprietary technology from third parties that are important or necessary to the commercialization of Phexxi and for the development of EVO100. For example the Rush License Agreement includes intellectual property rights to Phexxi and EVO100. This agreement requires us, as a condition to the maintenance of our license and other rights, to make milestone and royalty payments and satisfy certain performance obligations. As of March 4, 2021, we are current on all such obligations, financial and otherwise, and, pursuant to the Rush License Agreement, we have obtained a waiver of any potential claim of breach based on any provisions requiring us to timely exploit the licensed patent or make minimum royalty payments.

In addition, with respect to Phexxi and EVO100, Rush University has the right, in certain instances, to control the defense against any infringement litigation arising from the manufacture or development (but not the sale) of Phexxi and EVO100. While the Rush License Agreement requires Rush University to indemnify us for certain losses arising from these claims, this indemnification may not be sufficient to adequately compensate us for any related losses or the potential loss of our ability to manufacture and develop Phexxi and EVO100. In general, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidate, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.
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
If we are unable to obtain and maintain patent protection for Phexxi for the prevention of pregnancy, for EVO100 or other proprietary technologies we may develop, or if the scope of the patent protection we have or will obtain is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to our products and technology, and our ability to successfully commercialize our product candidates, and other proprietary technologies we may develop may be adversely affected.
Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our products, product candidates and other proprietary technologies we may develop. We seek to protect our proprietary position by in-licensing intellectual property and filing patent applications in the United States and abroad relating to Phexxi, EVO100 and other proprietary technologies we may develop. If we or our licensors are unable to obtain or maintain patent protection with respect to Phexxi, EVO100 and other proprietary technologies we may develop, our business, financial condition, results of operations, and prospects could be materially harmed.
Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. With respect to both in-licensed and owned intellectual property, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties. Our pending and issued patent claims for Phexxi are not broad, and it is possible that a competitor may seek to make modifications to their product in an effort to design around our patent claims and avoid infringement. Furthermore, if any such competitor or third party is able to demonstrate bioequivalence without infringing our patents, then such a competitor or third party would then be able to introduce a competitive generic product onto the market once any available regulatory exclusivity has expired. The FDA has broad discretion in determining whether a potential competitive product demonstrates bioequivalence; we are not able to predict the extent to which a competitor or third party might be able to demonstrate bioequivalence without infringing our patents.
The patent prosecution process is expensive, time-consuming, and complex, and we may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible we will be unsuccessful in our efforts to identify patentable aspects of our research and development output in time to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors, and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our inventions and the prior art allow our inventions to be patentable over the prior art. Furthermore, publications of discoveries in the scientific literature often lag the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in any of our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions.

The patent position of biotechnology and biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. Our owned or in-licensed pending and future patent applications may not result in patents being issued which protect Phexxi, EVO100 and other product candidates or proprietary technologies that we may seek to develop or which effectively prevent others from commercializing competitive technologies and product candidates.
Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if patent applications we license or own currently or in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents we own or in-license may be challenged, narrowed, circumvented, or invalidated by third parties. Consequently, we do not know whether Phexxi, EVO100 and other proprietary technology will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner which could materially adversely affect our business, financial condition, results of operations and prospects.
The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. We or our licensors may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review, or interference proceedings or other similar proceedings challenging our owned or licensed patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our owned or in-licensed patent rights, allow third parties to commercialize generic versions of our products, product candidates and other proprietary technologies we may develop and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we, or one of our licensors, may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our or our licensor’s priority of invention or other features of patentability with respect to our owned or in-licensed patents and patent applications. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our product candidates and other proprietary technologies we may develop. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us.
In addition, given the amount of time required for the commercialization, development, testing, and regulatory review of our products and product candidates, patents protecting such products and product candidates might expire before or shortly after such products or product candidates are fully commercialized. The patent rights licensed to us under the Rush University License expire in 2022. If we are unable to obtain extensions of the patent rights, these patent rights will no longer protect Phexxi or EVO100, and we will be relying solely on our directly owned patent formulas and patent application families for patent protection for Phexxi and EVO100. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Moreover, some of our owned and in-licensed patents and patent applications may in the future be co-owned with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us. Furthermore, our owned and in-licensed patents may be subject to a reservation of rights by one or more third parties. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.
We may not be able to protect our intellectual property and proprietary rights throughout the world.
Filing, prosecuting, and defending patents on our products, product candidates and other proprietary technologies we may develop in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technology in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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
Proceedings to enforce our intellectual property and proprietary rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property we develop or license.
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
Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act (the America Invents Act) enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before we do could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to Phexxi, EVO100 and other proprietary technologies we may develop or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications.
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
Issued patents covering Phexxi, EVO100 and other proprietary technologies we may develop could be found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad.
If we or one of our licensors initiated legal proceedings against a third party to enforce a patent covering Phexxi, EVO100 or other proprietary technologies we may develop, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may raise claims challenging the validity or enforceability of our owned or in-licensed patents before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover Phexxi, EVO100 and other proprietary technologies we may develop. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our licensing partners and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates and other proprietary technologies we may develop. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations, and prospects.
If we do not obtain PTE for our products or product candidates, our business may be materially harmed.
One or more of our owned or in-licensed U.S. patents covering Phexxi for the prevention of pregnancy, and depending upon the timing, duration and specifics of any FDA marketing approval of EVO100 and any other product candidate we may develop, may be eligible for limited PTE under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a PTE of up to five years as compensation for patent term lost during the FDA regulatory review process. A PTE cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended, and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar patent term restoration provisions to compensate for commercialization delay caused by regulatory review are also available in certain foreign jurisdictions, such as in Europe under Supplemental Protection Certificate (SPC).
An important part of our patent strategy is reliant on our or Rush University’s ability to obtain PTE on the patents licensed from Rush University, which currently expire in March 2021 inside the U.S. and March 2022 outside the U.S. Rush University submitted a PTE application for the U.S. patent in 2020 requesting a five-year PTE to 2026. An OGIE was received from the USPTO, extending the expiration of the U.S. patent to 2022. However, we may not be granted a full five-year PTE for the U.S. patent or PTE outside the U.S., such as SPC for the European patents because of, for example, our inability to exercise due diligence during the testing phase or regulatory review process, our inability to apply within applicable deadlines, our inability to apply prior to expiration of relevant patents, or if we are otherwise unable to satisfy applicable requirements. Moreover, the applicable time or the scope of patent protection afforded could be less than our or Rush University’s request. If we or Rush University are unable to obtain PTE or the term of any such extension is shorter than what we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and prospects could be materially harmed.
The patent protection and patent prosecution for our product candidates are dependent on third parties, including Rush University.
While we normally seek to obtain the right to control prosecution, maintenance and enforcement of the patents relating to our products and product candidates, there may be times, such as with respect to our agreement with Rush University, when the filing and prosecution activities for patents relating to our products or product candidates are controlled by our licensors or collaboration partners. If any of our current or future licensing or collaboration partners fail to prosecute, maintain and enforce such patents and patent applications in a manner consistent with the best interests of our business, including by payment of all applicable fees for patents covering our products or product candidates, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, our ability to develop and commercialize Phexxi and EVO100, may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products. In addition, even where we have the right to control patent prosecution of patents and patent applications we have licensed to and from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensees, our licensors and their counsel that took place prior to the date upon which we assumed control over patent prosecution.
If an event of default occurs under our issued and outstanding secured convertible notes issued pursuant to the Baker Bros. Purchase Agreement, the noteholders could take possession of all assets owned by us, including any directly owned intellectual property.
In connection with the Baker Bros. Purchase Agreement, we executed a Security Agreement in favor of the designated agent of the noteholders granting a security interest in all of our owned assets, whether currently owned or later acquired. If an event of default, including a default arising from our inability to pay any amounts due, occurs under the Baker Bros. Purchase Agreement or under the convertible notes, the designated agent of these noteholders has the right to take possession of all of our assets.
We may be subject to claims challenging the inventorship of our patents and other intellectual property.
We or our licensors may be subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patents, trade secrets, or other intellectual property as an inventor or co-inventor. For example, we or our licensors may have inventorship disputes arise from conflicting obligations of consultants or others who are involved in developing our products or product candidates and other proprietary technologies we may develop. Litigation may be necessary to defend against these and other claims challenging inventorship or our or our licensor’s ownership of our owned or in-licensed patents, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our products, product candidates and other proprietary technologies we may develop. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
In addition to seeking and maintaining patents for Phexxi, EVO100 and other proprietary technologies we may develop, we also rely on trade secrets and confidentiality agreements to protect our unpatented know-how, technology, and other proprietary information and to maintain our competitive position. With respect to Phexxi and EVO100, we consider trade secrets and know-how to be one of our important sources of intellectual property. Trade secrets and know-how can be difficult to protect. In particular, our trade secrets and know-how in connection with Phexxi and EVO100 and other proprietary technology we may develop over time may be disseminated within the industry through independent development, the publication of journal articles describing the methodology, and the movement of personnel with scientific positions in academic and industry.
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
We may be subject to claims that third parties have an ownership interest in our trade secrets. For example, we may have disputes arise from conflicting obligations of our employees, consultants or others who are involved in developing our products and product candidates. Litigation may be necessary to defend against these and other claims challenging ownership of our trade secrets. If we fail in defending any such claims, in addition to paying monetary damages, it may lose valuable trade secret rights, such as exclusive ownership of, or right to use, trade secrets that are important to a product candidate and other proprietary technologies we may develop. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.
We may not be successful in obtaining necessary rights to any product candidate we may develop through acquisitions and in-licenses.
We currently have rights to intellectual property covering Phexxi and EVO100. Other pharmaceutical companies and academic institutions may also have filed or are planning to file patent applications potentially relevant to our business. To avoid infringing these third-party patents, we may find it necessary or prudent to obtain licenses to such patents from such third-party intellectual property holders. However, we may be unable to secure such licenses or otherwise acquire or in-license any compositions, methods of use, processes, or other intellectual property rights from third parties that we identify as necessary for Phexxi or EVO100 and other proprietary technologies we may develop. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow it to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development or commercialization of the relevant program, product or product candidate, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
Third-party claims of intellectual property infringement, induced intellectual property infringement, misappropriation or other violation against us or our collaborators may prevent or delay the development and commercialization of our products, product candidates and other proprietary technologies we may develop.

The contraceptive and/or STI prevention market is competitive and dynamic. Due to the significant research and development activities that are taking place by several companies in this field, including us and our competitors, the intellectual property landscape is in flux, and it may remain uncertain in the future. There may be significant intellectual property related litigation and proceedings relating to our owned and in-licensed and other third-party intellectual property and proprietary rights in the future.
Our commercial success depends in part on our and our collaborators’ ability to avoid infringing, inducing infringement, misappropriating and otherwise violating the patents and other intellectual property rights of third parties. There is a substantial amount of complex litigation involving patents and other intellectual property rights in the biotechnology and biopharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, derivation and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. As discussed above, recently, due to changes in United States law referred to as patent reform, new procedures including inter partes review and post-grant review have been implemented. As stated above, this reform adds uncertainty to the possibility of challenge to our patents in the future.
Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we intend to commercialize Phexxi and in which we are developing other proprietary technologies. As the biotechnology and biopharmaceutical industries expand and more patents are issued, the risk increases that our product candidate may give rise to claims of infringement of the patent rights of others. We cannot assure you that Phexxi or EVO100 and other proprietary technologies we may develop will not infringe existing or future patents owned by third parties. We may not be aware of patents that have already been issued and that a third party, for example, a competitor in the fields in which we are commercializing or developing our products or product candidates, might assert are infringed by our current or future product candidates, including claims to compositions, formulations, methods of manufacture or methods of use or treatment that cover our product candidates. It is also possible that patents owned by third parties of which we are aware, but which we do not believe are relevant to our products, product candidates and other proprietary technologies we may develop, could be found to be infringed by our products or product candidate. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our products or product candidate may infringe.
Third parties may currently have patents or obtain patents in the future and may claim that use of our technology or the manufacture, use or sale of our product candidates infringes upon these patents. In the event a third party claims we infringed their patents or that we are otherwise employing their proprietary technology without authorization and initiates litigation against us, even if we believe such claims are without merit, a court of competent jurisdiction could hold that such patents are valid, enforceable and infringed by our technology, products or product candidates. In this case, the holders of such patents may be able to block our ability to commercialize the applicable product candidate or technology unless we obtain a license under the applicable patents, or until such patents expire or are finally determined to be held invalid or unenforceable. Such a license may not be available on commercially reasonable terms or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize our products, product candidates or technology or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business.
Defense of infringement claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of management and other employee resources from our business, and may impact our reputation. In the event of a successful claim of infringement against us, we may be enjoined from further developing or commercializing our infringing products or technology. In addition, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties and/or redesign our infringing products or technology, which may be impossible or require substantial time and monetary expenditure. In that event, we would be unable to further develop and commercialize our product, product candidates or technology, which could harm our business significantly. Further, we cannot predict whether any required license would be available at all or whether we would be available on commercially reasonable terms. In the event we could not obtain a license, we may be unable to further develop our product, product candidates and commercialize our product and product candidates, if approved, which could harm our business significantly. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations such as the commercialization of Phexxi, if, as a result of actual or threatened patent infringement claims, we are unable to enter licenses on acceptable terms.
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
Competitors may infringe our patents or the patents of our licensing partners, or we may be required to defend against claims of infringement. Any commercial success we may achieve with Phexxi for the prevention of pregnancy may incentivize third parties to challenge or infringe our intellectual property. In addition, our patents or the patents of our licensing partners also may become involved in inventorship, priority or validity disputes. To counter or defend against such claims can be expensive and time consuming. In an infringement proceeding, a court may decide a patent owned or in-licensed by us is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds our owned and in-licensed patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our owned or in-licensed patents at risk of being invalidated or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.
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
Some intellectual property that we have in-licensed may have been discovered through government funded programs and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights, and limit our ability to contract with non-U.S. manufacturers.
Intellectual property rights we have licensed or may in the future license are generated through the use of U.S. government funding and are therefore subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our current product or our current or future product candidates pursuant to the Bayh-Dole Act of 1980 (Bayh-Dole Act) and implementing regulations. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us or our licensors to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we, or the applicable licensor, fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. These time limits have recently been changed by regulation, and may change in the future. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable licensor to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our current or future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.
Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or may not be registered with the USPTO or determined to be infringing on other marks. During trademark registration proceedings, we may receive rejections of our applications by the USPTO or in other foreign jurisdictions. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Moreover, any name we have proposed to use with our product or product candidates in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. Similar requirements exist in Europe. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. Furthermore, in many countries, owning and maintaining a trademark registration may not provide an adequate defense against a subsequent infringement claim asserted by the owner of a senior trademark.
We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, we may be subject to potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names or that allege we have infringed on their trademarks and trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights or to defend ourselves in suits related to our trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our business, financial condition, results of operations and prospects.

Intellectual property rights do not necessarily address all potential threats.
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:
•others may be able to make products that are similar to our products or product candidates or utilize similar technology but that are not covered by the claims of the patents that we license or may own;
•we, or our current or future licensors or collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent application that we license or may own in the future;
•we, or our current or future licensors or collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technology without infringing our owned or licensed intellectual property rights;
•it is possible that our current or future pending owned or licensed patent applications will not lead to issued patents;
•issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors or other third parties;
•our competitors or other third parties might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•we may not develop additional proprietary technologies that are patentable;
•the patents of others may harm our business; and
•we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.
Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Risks Related to Our Reliance on Third Parties
Our success relies on third-party suppliers and one contract manufacturer. Any failure by these third parties, including their inability to successfully perform and comply with regulatory requirements, could negatively impact our business and our ability to develop and market our products or product candidates, and our business could be substantially harmed.
We have a small number of employees and no internal manufacturing capability. Our management does not expect to manufacture any products and expects to rely solely on third parties to manufacture our products, including our FDA-approved commercial product Phexxi, and as such we will be subject to inherent uncertainties related to product safety, availability and security. While, as of December 31, 2020, we estimated that we would have sufficient manufactured Phexxi inventory to support approximately six months of expected demand, this estimate could ultimately be incorrect and our inventory needs may increase more than we currently expect thus increasing our expected reliance on our third-party suppliers. We currently have only one contract manufacturer, DPT Laboratories, Ltd. (DPT), who we entered into a supply and manufacturing agreement with in November 2019 (the Manufacturing Agreement). Pursuant to the Manufacturing Agreement, subject only to a supply failure, we are obligated to purchase all of our requirements with respect to Phexxi from DPT. We expect to rely on DPT to increase the manufacturing of Phexxi in amounts needed to support commercialization. If DPT does not perform as agreed or is unable to increase manufacturing of Phexxi as needed to support commercialization, including as a result of being adversely affected by COVID-19, or terminates our agreement, we will be required to replace them as our manufacturer, and we may be unable to do so on a timely basis, on similar terms or at all. Furthermore, we have only a single source of supply for some of the key raw materials and components of both Phexxi and our lead product candidate EVO100, and while we believe we would be able to obtain supplies through alternative sources if needed, alternate sources of supply may not be readily available and alternate sources of supply may also be affected by COVID-19.
Moreover, we do not control the manufacturing processes for the production of Phexxi or EVO100, which must be made in accordance with relevant regulations including, among other things, quality control, quality assurance, compliance with cGMP and the maintenance of records and documentation. In the future, it is possible that our suppliers or manufacturers may fail to comply with FDA regulations, the requirements of other regulatory bodies or our own requirements, any of which would result in suspension or prevention of commercialization and/or manufacturing of our products or product candidates, including Phexxi; suspension of ongoing research; disqualification of data or other enforcement actions such as product recall, injunctions, civil penalties or criminal prosecutions against us. Furthermore, we may be unable to replace any supplier or manufacturer with an alternate supplier or manufacturer on a commercially reasonable or timely basis, or at all.
If we were to experience an unexpected loss of supply of, or if any supplier or manufacturer were unable to meet our demand for Phexxi or our product candidates, we could experience delays in research, planned clinical trials and/or commercialization. We might be unable to find alternative suppliers or manufacturers with FDA approval, of acceptable quality, and that are able to supply products/ingredients in the appropriate volumes and at an acceptable cost. The long transition periods necessary to switch manufacturers and suppliers would significantly delay our timelines, including our commercialization timeline, which would materially adversely affect our business, financial conditions, results of operations and prospects.
In addition, our reliance on DPT, and potential future third-party manufacturers, exposes us to the following additional risks:
•we may be unable to identify other manufacturers on acceptable terms or at all;
•our third-party manufacturers might be unable to timely formulate and manufacture our product or produce the quantity and quality required to meet our clinical and commercial needs, if any;
•DPT and potential future third-party manufacturers may not be able to execute our manufacturing procedures appropriately;
•our future third-party manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products;
•manufacturers are subject to ongoing periodic unannounced inspections by the FDA and corresponding state agencies to ensure strict compliance with cGMPs and other government regulations and corresponding foreign standards, and we do not have control over third-party manufacturers’ compliance with these regulations and standards;
•we may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our product or product candidates; and
•our third-party manufacturers could breach or terminate their agreements with us.

Each of these risks could delay our clinical trials, the approval of our product candidates by the FDA or the commercialization of our product candidates or the continued availability of Phexxi or could result in higher costs or deprive us of potential product revenue. In addition, we rely on third parties to perform release testing on our products and product candidates prior to delivery to patients. If these tests are not appropriately conducted and test data are not reliable, patients could be put at risk of serious harm, which could result in product liability suits.
The manufacture of medical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of medical products often encounter difficulties in production, particularly in scaling up and validating initial production and absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, timely availability of raw materials, lot consistency, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if contaminants are discovered in our supply of our product or product candidates or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period to investigate and remedy the contamination. We cannot be assured that any stability or other issues relating to the manufacture of our products or product candidates will not occur in the future. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide our product candidates to patients in clinical trials would be jeopardized and our ability to distribute any approved products would be harmed. Any delay or interruption in the supply of clinical trial supplies, could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely. There is no assurance that our manufacturer will be successful in establishing a larger-scale commercial manufacturing process for Phexxi or other product candidates that achieves our objectives for manufacturing capacity and cost of goods. There is no assurance that our manufacturers will be able to manufacture or continue to manufacture any approved products, including Phexxi, to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. Any delay or failure in the production of any approved products would impair our ability to commercialize and obtain revenue from these products. These circumstances would materially harm our business, results of operations, financial conditions and prospects.
We have no significant internal distribution capabilities. We intend to engage third-party distributors for distribution of products outside the United States, if approved, and intend to engage additional third-party wholesale distributors for the distribution of Phexxi in the United States. Our inability to identify, or enter into an agreement with, any such third-party distributor, would likely have a material adverse effect on our business and operations.
If we are unable to engage additional wholesale distributors and/or maintain our relationship with our wholesale distributors within the United States for Phexxi, our domestic commercialization activities may be disrupted. If we are able to identify and enter into a strategic relationship with one or more third party collaborators for the development of Phexxi outside of the United States, we intend to work with that third party or third parties to obtain marketing approval for Phexxi in each relevant jurisdiction and to enter into distribution agreements with such third party or parties for distribution of Phexxi in each relevant jurisdiction outside the United States. We cannot guarantee that we will be able to enter into any such additional wholesale distribution agreements on commercially reasonable terms, or at all, or that we will be able to identify any third party collaborators for the development and commercialization of Phexxi outside the United States or that we will be able to enter into any such distribution agreement with any such third party for the distribution of Phexxi outside the United States. For our current distribution agreements and for any future distribution agreements we may enter into, we would be subject to uncertainties related to such distribution services, including the quality of such distribution services. For example, distributors may not have the capacity to supply sufficient product if demand increases rapidly. Further, we would be dependent on the distributors to ensure that the distribution process accords with applicable foreign and U.S. regulations, which include, among other things, compliance with current good documentation practices, the maintenance of certain records, and compliance with other regulations, including, without limitation, the FCPA and the DSCSA in the United States. Failure to comply with these requirements could result in significant remedial action, including enforcement action requiring distributors to implement physical changes or improvements to their facilities, suspension of distribution or recall product. Additionally, any failure by us to forecast demand for finished product, including Phexxi, and failure by us to ensure our distributors have appropriate capacity to distribute such quantities of finished product, could result in an interruption in the supply of certain products and a decline in sales of that product. If we grant any such third-party distributor the right to manufacture any applicable product, we would also be subject to the risk factors set forth above with respect to third-party manufacturing of our product as well as the requirement to have any such additional manufacturer pre-approved by FDA or other relevant regulatory authorities. Further, third-party distributors may not perform as agreed or may terminate their agreements with us. Any significant problem or disruption that our distributors experience, including any disruption resulting from the COVID-19 pandemic, could delay or interrupt our sale of products in the applicable jurisdiction until the applicable distributor cures the problem or until we identify and negotiate an acceptable agreement with an alternative distributor, if one is available. Due to the global nature of the COVID-19 pandemic, we may be unable to find any alternative distributor. Any failure or delay in distributing products would likely have a negative impact on our business and operations.
We rely and intend to rely on third parties for the execution of our development programs for our product candidates and for the delivery of telehealth services through the Phexxi Concierge Experience. Failure of these third parties to provide services of a suitable quality, in accordance with applicable regulations and within acceptable time frames may cause the delay or failure of our development programs.
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
There is also no assurance that these third parties will not make errors in, or simply fail to be effective in, the design, management or retention of our data or data systems. Any failures by such third parties could lead to a loss of data or data integrity, which in turn could lead to delays in clinical development and obtaining regulatory approval. Third parties may not pass FDA or other regulatory audits, which could delay or prohibit regulatory approval. In addition, the cost of such services could significantly increase over time. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, regulatory approval of our current or any future product candidates may be delayed, prevented or cost significantly more than expected, all which would have a material adverse effect on our business, financial conditions, results of operations and prospects.
The Phexxi Concierge Experience is designed to provide physicians with on-demand educational support, and to remove certain barriers to women’s access to Phexxi by removing the need for an in-office visit. With the Phexxi Concierge Experience, women are, through our independent third-party telehealth service provider, able to have a telehealth consult with a licensed provider, secure a prescription, if appropriate, determine their insurance coverage and/or out-of-pocket costs, receive counseling support and refill reminders, and fill their prescription through their local neighborhood pharmacy or our mail order pharmacy partner. These Phexxi Concierge Experience telehealth services are not core to our business of developing and commercializing innovative products to address unmet needs in women’s sexual and reproductive health. These services are also subject to complex federal and state laws and regulations and professional practice standards, and we do not have the resources to provide these telehealth services internally. Any pharmacy that fills Phexxi prescriptions will be fully independent from us. We do not control or own or possess any ownership stake in any pharmacy that we expect may fill prescriptions for Phexxi or in any telehealth service provider. For the Phexxi Connection Experience, all prescriptions will be routed through our independent third-party telehealth service providers. If our telehealth service providers fail to perform or fail to perform in compliance with applicable laws, regulations and standards of care, our business, financial condition, commercial launch of Phexxi and results of operation would be adversely affected.

If we are unable to enter into or maintain strategic relationships or collaborations with respect to Phexxi for the prevention of pregnancy or for our future product candidates, or if we are unable to realize the potential benefits from such collaborations, our business, financial condition, commercialization prospects and results of operation may be materially adversely affected.
We do not presently expect to commercialize Phexxi, assuming international marketing approval is obtained, outside of the United States unless we enter into a strategic relationship or collaboration with a third party. If we are successful in identifying and in-licensing the rights to additional product candidates, our expected strategy with respect to the development of any such future product candidates is to supplement internal efforts with third-party collaborations. We face significant competition in seeking appropriate collaborators. Collaborations are complex and time-consuming arrangements to negotiate and document.
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
We may also be restricted under existing and future collaboration agreements from entering into agreements on certain terms with other potential collaborators and may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If that were to occur, we may have to curtail the development of a particular product, reduce or delay our development program, delay commercialization, reduce the scope of sales or marketing activities, or increase expenditures and undertake development or commercialization activities at our own expense. If we elect to fund development or commercialization activities on our own, we will need to obtain additional capital, which may not be available to us on acceptable terms or at all. Absent sufficient funds, we may not be able to commercialize a product candidate. If we enter into a collaboration agreement regarding a product or product candidate, we could be subject to, among other things, the following risks, each of which may materially harm our business, commercialization prospects and financial condition:
•we may not be able to control the amount and timing of resources that the collaborator devotes to the product development program;
•we may experience financial difficulties and thus not commit sufficient financial resources to the product development program;
•we may be required to relinquish important rights to the collaborator such as marketing, distribution and intellectual property rights;
•a collaborator could move forward with a competing product developed either independently or in collaboration with third parties, including our competitors;
•a collaborator could terminate the agreement either for convenience, if permitted, or for our breach; or
•business combinations or significant changes in a collaborator’s business strategy may adversely affect our willingness to complete our obligations under any arrangement.
As a result, a collaboration may not result in the successful development or commercialization of our product or product candidates. In addition, actions taken by a collaborator within its licensed territory, many of which we may not be able to control, could negatively impact our development or commercialization of the product or product candidate in the United States.
We enter into various contracts in the normal course of our business in which we indemnify the other party to the contract. In the event we must perform under these indemnification provisions, it could have a material adverse effect on our business, financial condition and results of operations.
In the normal course of business, we periodically enter into or will enter into manufacturing, distribution, wholesale, academic, commercial, service, collaboration, licensing, consulting and other agreements that contain indemnification provisions. With respect to our academic and other research agreements, including the Rush License Agreement, we typically indemnify the institution and related parties from losses arising from claims relating to the products, processes or services made, used, sold or performed pursuant to the agreements for which we have secured licenses, and from claims arising from our or our sublicensees’ exercise of rights under the agreement. With respect to collaboration agreements, we may have to indemnify our collaborators from any third-party product liability claims that could result from the production, use or consumption of the product, as well as for alleged infringements of any patent or other intellectual property right owned by a third party. With respect to consultants, we indemnify them from claims arising from performance of their services in accordance with legal and contractual requirements.
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

Risks Related to Our Commercialization of Health Care Products
Phexxi and any other approved product may face follow-on competition sooner than anticipated.
Although Phexxi vaginal gel is FDA-approved for commercialization in the United States, it and any of our product candidates that may achieve regulatory approval in the future may face competition from generic products earlier or more aggressively than anticipated, depending upon how well such approved products perform in the United States prescription drug market. In addition to creating the 505(b)(2) NDA pathway, the Hatch-Waxman Amendments to the FDCA authorized the FDA to approve generic drugs that are the same as drugs previously approved for marketing under the NDA provisions of the statute pursuant to ANDAs. An ANDA relies on the preclinical and clinical testing conducted for a previously approved RLD, and must demonstrate to the FDA that the generic drug product is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug and also that it is “bioequivalent” to the RLD. The FDA is prohibited by statute from approving an ANDA when certain marketing or data exclusivity protections apply to the RLD. If any such competitor or third party is able to demonstrate bioequivalence without infringing our patents, then this competitor or third party may then be able to introduce a competing generic product onto the market.
Phexxi is indicated for the prevention of pregnancy and has been granted three years of data exclusivity that expires on May 22, 2023. If Phexxi is designated as an RLD, this three-year exclusivity period would block FDA from approving either a subsequent ANDA or 505(b)(2) NDA that relies in whole or in part on our protected clinical data. We cannot predict the interest of potential follow-on competitors in the future Phexxi market, whether someone will attempt to invalidate our period of exclusivity or otherwise force the FDA to take other actions, or how quickly others may seek to come to market with competing products after the three-year data exclusivity period ends. Future product candidates may also receive marketing exclusivity under the FDCA after approval that may similarly be subject to challenge or uncertainty.
If the FDA approves generic versions of our products, it could negatively impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on our investments in those product candidates.

Changes in health care laws and regulations may eliminate current requirements for health insurance plans to cover and reimburse FDA-cleared or FDA-approved contraceptive products without cost sharing, which could reduce demand for products such as Phexxi. Our management expects our success will be dependent on the willingness or ability of patients to pay out-of-pocket for Phexxi should they not be able to obtain third-party reimbursement or should such reimbursement be limited.
We cannot be certain that third-party reimbursement will remain available for Phexxi vaginal gel for the prevention of pregnancy, or if reimbursement is available, that the amount of any such reimbursement would not change. We provide a financial assistance program for Phexxi patients to offset any co-pay or patient out of pocket costs, but we do not know if this program will be successful in increasing market acceptance or that such program will not prove to be prohibitively costly. Demand for Phexxi may decrease if we elect to discontinue our co-pay programs. The ACA and subsequent regulations enacted by the DHHS require, under certain conditions, health plans to provide coverage for women’s preventive care, including all forms of FDA-cleared or FDA-approved contraception, without imposing any cost sharing on the plan beneficiary. These regulations ensure that women who wish to use an approved form of contraception may request it from their doctors and their health insurance plan must cover all costs associated with such products, under certain conditions. Under current regulations such health plans must offer costs for at least one product per category in each of the eighteen categories identified by the FDA in its Birth Control Guide. Because Phexxi’s primary mechanism of action is unique and may not meet the criteria of any of the FDA’s approved contraception categories, we will need to seek approval from the FDA to expand its list approved contraception categories to cover our product. While our market research indicates that many payers believe that Phexxi has a unique method of action, we are not certain that the FDA will adopt this view or how quickly if at all, the FDA will modify its list approved contraception categories to include a category in which Phexxi would be classified. The addition of a new category that covers only Phexxi would enhance coverage of Phexxi by third party payers. However, members of Congress and other stakeholders are attempting to repeal or repeal and replace the ACA and corresponding regulations, as more fully described below, which could eliminate the requirement for health plans to cover women’s preventive care without cost sharing. Even if the ACA is not repealed, the DHHS regulations to specifically enforce the preventive health coverage mandate could be repealed or modified; for example, the Trump administration in 2017 altered the mandate to allow certain employers and insurers to opt-out of birth control coverage for religious or moral reasons, which was partially upheld by the Supreme Court in July 2020 but continues to be the subject of litigation and other challenges. We cannot predict the timing or impact of any future rule making or changes in the law. Any repeal or elimination of the preventive care coverage rules would mean that women seeking to use prescribed forms of contraceptives may have to pay some portion of the cost for such products out-of-pocket, which could deter some women from using prescription contraceptive products, such as Phexxi, at all. We expect that health care reform measures that may be adopted in the future may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that may be charged for Phexxi or any of our product candidates, if approved. Even if we obtain coverage for any approved products, the resulting reimbursement payment rates might not be adequate or may require a co-pay that patients find unacceptably high. Patients are unlikely to use any products we may market unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of those products. As a result, we expect that our success, to some degree, will be dependent on the willingness of patients to pay out-of-pocket for Phexxi in the event that their third-party payer either does not cover and reimburse Phexxi or requires payment of a portion of Phexxi by the patient, thus increasing the patient’s overall cost to use Phexxi. This could reduce market demand for Phexxi or any future product candidates we may seek to develop, if and when they receive FDA approval, which would have a material adverse effect on our business, financial conditions, and prospects.
We may also experience pressure from payers as well as state and federal government authorities concerning certain promotional approaches that we may implement such as our co-pay programs. Certain state and federal enforcement authorities and members of Congress have initiated inquiries about co-pay programs. Some state legislatures have been considering proposals that would restrict or ban co-pay coupons. For example, legislation was recently signed into law in California that would limit the use of co-pay coupons in cases where a lower cost generic drug is available and if individual ingredients in combination therapies are available over the counter at a lower cost. It is possible that similar legislation could be proposed and enacted in additional states. If we are unsuccessful with or discontinue our co-pay programs, or we are unable to secure adequate coverage from third-party payers, we may experience financial pressure which would have a material adverse effect on our business and make it difficult to commercialize successfully.
Despite FDA-approval for Phexxi and even if we are successful in obtaining regulatory approval to market other product candidates in the United States, revenues may be adversely affected if Phexxi or any other the product does not obtain coverage and adequate reimbursement from third-party payers in the United States.
Market acceptance and sales of Phexxi vaginal gel or any other product candidates that we may seek to commercialize will depend in part on the extent to which reimbursement for these products will be available from third-party payers, including government health administration authorities, managed care organizations and private health insurers. Third-party payers decide which therapies they will pay for and establish reimbursement levels. Third-party payers in the United States often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any product or product candidates that we develop will be made on a payer-by-payer basis. One payer’s determination to provide coverage for a drug does not assure that other payers will also provide coverage and adequate reimbursement for the drug. Additionally, a third-party payer’s decision to provide coverage for a therapy does not imply that an adequate reimbursement rate will be approved.
Third-party payers are increasingly challenging the prices charged for pharmaceutical and medical device products, including Phexxi. The U.S. government and other third-party payers are increasingly limiting both coverage and the level of reimbursement for new drugs and medical devices, in addition to questioning their safety and efficacy. Coverage decisions can depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. We may incur significant costs to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our future products, in addition to the costs required to obtain the necessary FDA marketing approvals. Third-party payer coverage may not be available to patients for Phexxi, EVO100 or any future product we may seek to commercialize. If third-party payers do not provide coverage and adequate reimbursement for Phexxi, EVO100 or our other product candidates, if approved, HCPs may not prescribe them or patients may ask their HCPs to prescribe competing products with more favorable reimbursement.
Managed care organizations and other private insurers frequently adopt their own payment or reimbursement reductions. Consolidation among managed care organizations has increased the negotiating power of these entities. Third-party payers increasingly employ formularies to control costs by negotiating discounted prices in exchange for formulary inclusion. Failure to obtain timely or adequate pricing or formulary placement for Phexxi, EVO100 or any future product we may seek to commercialize, or obtaining such pricing or placement at unfavorable pricing levels, could materially adversely affect our business, financial conditions, results of operations and prospects.
The pharmaceutical and medical device industries are highly regulated and subject to various fraud and abuse, data privacy, transparency, and other health care laws, including, without limitation, the U.S. Federal Anti-Kickback Statute, the U.S. Federal False Claims Act and the FCPA.
HCPs and third-party payers play a primary role in the recommendation and prescription of drug products and medical devices that are granted marketing approval. Our current and future arrangements with health care professionals, principal investigators, consultants, third-party payers, customers and other organizations may expose us to broadly applicable fraud and abuse and other health care laws and regulations in the United States. These regulations are complex, and even minor irregularities can potentially give rise to claims that a statute or prohibition has been violated. The laws that may affect our ability to operate include, among others:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal health care program, such as the Medicare and Medicaid programs;
•federal civil and criminal false claims laws, including the False Claims Act, which can be enforced by private individuals through civil whistleblower or qui tams actions, and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payers that are false or fraudulent;
•HIPAA which, among other things, created new federal criminal statutes that prohibit executing a scheme to defraud any health care benefit program and making false statements relating to health care matters;
•HIPAA, as amended by HITECH, and their implementing regulations, which imposes certain requirements on certain covered HCPs, health plans, and health care clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security, and transmission of individually identifiable health information;
•the Physician Payments Sunshine Act, enacted as part of the ACA, which requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to the CMS information related to payments and other transfers of value to physicians, as defined by such law, teaching hospitals, and certain advanced non-physician health care practitioners and ownership and investment interests held by physicians and their immediate family members; and
•foreign and state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payer, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to HCPs and other potential referral sources; state laws that require product manufacturers to report information related to payments and other transfers of value to physicians and other HCPs or marketing expenditures; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and which may conflict, thus complicating compliance efforts.
The scope and enforcement of these laws and regulations is uncertain and subject to rapid change. Notably, in November 2020, DHHS finalized significant changes to the regulations implementing the Anti-Kickback Statute, as well as the Stark Law and the civil monetary penalty rules regarding beneficiary inducements, with the goal of offering the health care industry more flexibility and reducing the regulatory burden associated with those fraud and abuse laws, particularly with respect to value-based arrangements among industry participants (although these final regulations may be vulnerable to being overturned by a joint resolution of disapproval from Congress under the procedures set forth in the Congressional Review Act, which could be applied to regulatory actions taken by the Trump administration on or after August 21, 2020 (i.e., in the last 60 days of legislative session of the 116th Congress)). Regulatory authorities might challenge our current or future activities under these laws. Any such challenge could have a material adverse effect on our reputation, business, results of operations and financial condition. These risks may be increased where there are evolving interpretations of applicable regulatory requirements, such as those applicable to manufacturer co-pay programs. Pharmaceutical manufacturer co-pay programs, including pharmaceutical manufacturer donations to patient assistance programs offered by charitable foundations, are the subject of ongoing litigation, enforcement actions and settlements (involving other manufacturers and to which we are not a party) and evolving interpretations of applicable regulatory requirements and certain state laws, and any change in the regulatory or enforcement environment regarding such programs could impact our ability to offer such programs. In addition, efforts to ensure that our business arrangements with third parties will comply with these laws will involve substantial costs. Any investigation of us or the third parties with whom we contract, regardless of the outcome, would be costly and time consuming. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, monetary fines, imprisonment, disgorgement of profits, possible exclusion and debarment from participation in Medicare, Medicaid and other federal health care programs, debarment under the FDCA, additional reporting or oversight obligations if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with the law, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations.
Health care legislative reform measures may have a negative impact on our business and results of operations.
In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the health care system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product or product candidates for which we obtain marketing approval.
Among policy makers and payers in the United States and elsewhere, there is significant interest in promoting changes in health care systems with the stated goals of containing health care costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, Congress passed the ACA, which substantially changed the way health care is financed by both the government and private insurers, and significantly impacts the United States pharmaceutical industry. As another example, the 2021 Consolidated Appropriations Act signed into law on December 27, 2020 incorporated extensive health care provisions and amendments to existing laws, including a requirement that all manufacturers of drug products covered under Medicare Part B report the product’s ASP to DHHS beginning on January 1, 2022, subject to enforcement via civil money penalties.
There remain judicial and Congressional challenges to certain aspects of the ACA, and as a result certain sections of the ACA have not been fully implemented or effectively repealed. In particular, in December of 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the individual mandate was repealed by Congress as part of the TCJA, effective January 1, 2019. In December 2019, the Fifth Circuit Court of Appeals upheld the district court’s ruling that the individual mandate in the ACA was unconstitutional but remanded the case to the district court to determine whether other reforms enacted as part of the ACA but not specifically related to the individual mandate or health insurance could be severed from the rest of the ACA so as not to have the law declared invalid in its entirety. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case and allocated one hour for oral arguments, which occurred on November 10, 2020. A decision from the Supreme Court is expected to be issued in spring 2021. It is unclear how this litigation and other efforts to repeal and replace the ACA will affect the implementation of that law, the pharmaceutical industry more generally, and our business. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In addition, CMS published a final rule that would give states greater flexibility, effective January 1, 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. We continue to evaluate the potential impact of the ACA and its possible repeal or replacement on our business.
The uncertainty around the future of the ACA, and in particular the impact to reimbursement levels, may lead to uncertainty or delay in the purchasing decisions of our customers, which may in turn negatively impact our product sales. If there are not adequate reimbursement levels, our business and results of operations could be adversely affected.
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2030 unless additional Congressional action is taken. However, the Medicare sequester reductions under the Budget Control Act of 2011 will be suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic, pursuant to provisions of the CARES Act which also extended the sequester by one year, through 2030, in order to offset the added expense of the 2020 cancellation. The 2021 Consolidated Appropriations Act was subsequently signed into law on December 27, 2020 and extends the CARES Act suspension period to March 31, 2021.
In addition, the DSCSA enacted in 2013 imposed obligations on manufacturers of pharmaceutical products related to product tracking and tracing. More recently, on December 20, 2019, President Trump signed the Further Consolidated Appropriations Act for 2020 into law (P.L. 116-94) that includes a piece of bipartisan legislation called the CREATES Act. The CREATES Act aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny generic and biosimilar product developers access to samples of brand products. The CREATES Act establishes a private cause of action that permits a generic or biosimilar product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Whether and how generic and biosimilar product developments will use this new pathway, as well as the likely outcome of any legal challenges to provisions of the CREATES Act, remain highly uncertain and its potential effects on our future commercial products are unknown. Other legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We are unsure whether additional legislative changes will be enacted, or whether the current regulations, guidance or interpretations will be changed, or whether such changes will have any impact on our business.
Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices considering the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, state legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate PBMs and other members of the health care and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area.
At the federal level, DHHS has solicited feedback on various measures intended to lower drug prices and reduce the out of pocket costs of drugs and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. In addition, in September 2020, the FDA finalized a rulemaking to establish a system whereby state governmental entities could lawfully import and distribute prescription drugs sourced from Canada. Those new regulations became effective on November 30, 2020, although the impact of such future programs is uncertain in part because lawsuits have been filed challenging the government’s authority to promulgate them. The final regulations may also be vulnerable to being overturned by a joint resolution of disapproval from Congress under the procedures set forth in the Congressional Review Act, which could be applied to regulatory actions taken by the Trump administration on or after August 21, 2020 (i.e., in the last 60 days of legislative session of the 116th Congress). Congress and the executive branch have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, in July 2020, President Trump announced four executive orders related to prescription drug pricing that attempted to implement several of his Administration’s proposals, including a policy that would tie Medicare Part B drug prices to international drug prices; one that directed DHHS to finalize the Canadian drug importation proposed rule previously issued by DHHS (which has since been finalized, as noted above) and made other changes allowing for personal importation of drugs from Canada; one that directed DHHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for plans, pharmacies, and PBMs after DHHS confirms that the action is not projected to increase federal spending, Medicare beneficiary premiums, or patients’ total out-of-pocket costs (which DHHS finalized in November 2020, also making those rules subject to potentially being overturned under the Congressional Review Act); and one that reduces costs of insulin and epinephrine auto-injectors to patients of federally qualified health centers. President Trump also issued another executive order on September 13, 2020 that directed DHHS to undertake rulemaking in order to test an international reference pricing model for prescription drug products, which was also implemented by DHHS and then challenged in federal court by industry groups in December 2020. The probability of success of these newly announced policies and their impact on the U.S. prescription drug marketplace is unknown. There are likely to be continued political and legal challenges associated with implementing these reforms as they are currently envisioned, and the January 20, 2021 transition to a new Democrat-led presidential administration created further uncertainty. Following his inauguration, President Biden took immediate steps to order a regulatory freeze on all pending substantive executive actions in order to permit incoming department and agency heads to review whether questions of fact, policy, and law may be implicated and to determine how to proceed. The implementation of cost containment measures or other health care reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.
Current and future health care legislation could have a significant impact on our business. There is uncertainty with respect to the impact these changes, if any, may have, and any changes likely will take time to unfold. In addition, it is possible that additional governmental action is taken to address the COVID-19 pandemic. For example, on April 18, 2020, CMS announced that qualified health plan issuers under the ACA may suspend activities related to the collection and reporting of quality data that would have otherwise been reported between May and June 2020 given the challenges HCPs are facing responding to the COVID-19 virus. Any additional federal or state health care reform measures could limit the amounts that third-party payers will pay for health care products and services, and, in turn, could significantly reduce the projected value of certain development projects and reduce our profitability.
We may be subject to numerous and varying privacy and security laws, and our failure to comply could result in penalties and reputational damage.
We and our third-party service providers are subject to laws and regulations covering data privacy and the protection of personal information including health information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business. In the United States, we and our third-party service providers may be subject to state security breach notification laws, state health information privacy laws and federal and state consumer protections laws which impose requirements for the collection, use, disclosure and transmission of personal information. These laws overlap and often conflict and each of these laws are subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our third-party service providers. In particular, our Phexxi Concierge Experience and our online, digital and media marketing strategies are required to comply with these laws and regulations. If we fail to comply with applicable laws and regulations we could be subject to penalties or sanctions, including criminal penalties if we knowingly obtain protected health information from a covered entity or business associate in a manner that is not authorized or permitted by HIPAA or for aiding and abetting a violation of HIPAA.
State laws protecting health and personal information are becoming increasingly stringent. For example, California has implemented the California Confidentiality of Medical Information Act that imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information, and California has recently adopted the CCPA. The CCPA mirrors a number of the key provisions of the EU General Data Protection Regulation (GDPR) described below. The CCPA establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. Additionally, a new privacy law, the California Privacy Rights Act (CPRA), was approved by California voters in the election on November 3, 2020. The CPRA will modify the CCPA significantly, potentially resulting in further uncertainty, additional costs and expenses in an effort to comply and additional potential for harm and liability for failure to comply.
Numerous other countries have, or are developing, laws governing the collection, use and transmission of personal information as well. EU member states and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations.

On May 25, 2018, the GDPR went into effect, implementing a broad data protection framework that expanded the scope of EU data protection law, including to non-EU entities that process, or control the processing of, personal data relating to individuals located in the EU, including clinical trial data. The GDPR sets out a number of requirements that must be complied with when handling the personal data of EU based data subjects, including: providing expanded disclosures about how their personal data will be used; higher standards for organizations to demonstrate that they have obtained valid consent or have another legal basis in place to justify their data processing activities; the obligation to appoint data protection officers in certain circumstances; new rights for individuals to be “forgotten” and rights to data portability, as well as enhanced current rights (e.g. access requests); the principal of accountability and demonstrating compliance through policies, procedures, training and audit; and a new mandatory data breach regime. In particular, medical or health data, genetic data and biometric data where the latter is used to uniquely identify an individual are all classified as “special category” data under the GDPR and afford greater protection and require additional compliance obligations. Further, EU member states have a broad right to impose additional conditions—including restrictions—on these data categories. This is because the GDPR allows EU member states to derogate from the requirements of the GDPR mainly in regard to specific processing situations (including special category data and processing for scientific or statistical purposes). As the EU states continue to reframe their national legislation to harmonize with the GDPR, we will need to monitor compliance with all relevant EU member states’ laws and regulations, including where permitted derogation from the GDPR are introduced.
We will also be subject to evolving EU laws on data export, if we transfer data outside the EU to ourselves or third parties. The GDPR only permits exports of data outside the EU where there is a suitable data transfer solution in place to safeguard personal data (e.g. the EU Commission approved Standard Contractual Clauses). On July 16, 2020, the Court of Justice of the EU (CJEU) issued a landmark opinion in the case Maximilian Schrems vs. Facebook (Case C-311/18) (Schrems II). This decision calls into question certain data transfer mechanisms as between the EU member states and the US. The CJEU is the highest court in Europe and the Schrems II decision heightens the burden on data importers to assess U.S. national security laws on their business future actions of EU data protection authorities are difficult to predict at the early date. Consequently, there is some risk of any data transfers from the EU being halted. If we have to rely on third parties to carry out services for us, including processing personal data on our behalf, we are required under GDPR to enter into contractual arrangements to help ensure that these third parties only process such data according to our instructions and have sufficient security measures in place. Any security breach or non-compliance with our contractual terms or breach of applicable law by such third parties could result in enforcement actions, litigation, fines and penalties or adverse publicity and could cause customers to lose trust in us, which would have an adverse impact on our reputation and business. Any contractual arrangements requiring the processing of personal data from the EU to us in the United States will require greater scrutiny and assessments as required under Schrems II and may have an adverse impact on cross-border transfers of personal data, or increase costs of compliance. The GDPR provides an enforcement authority to impose large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. We will be subject to GDPR when we have a EU presence or "establishment" (e.g. EU based subsidiary or operations), when conducting clinical trials with EU based data subjects, whether the trials are conducted directly by us or through a vendor or partner, or offering approved products or services to EU based data subjects, regardless of whether involving a EU based subsidiary or operations.
Our business may be adversely affected by unfavorable macroeconomic conditions, including the COVID-19 pandemic.
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
Interest rates and the ability to access credit markets could also adversely affect the ability of patients, payers and distributors to purchase, pay for and effectively distribute our product if, and when approved. Similarly, these macroeconomic factors could affect the ability of our current or potential future third-party manufacturers, sole source or single source suppliers, licensors or licensees to remain in business, or otherwise manufacture or supply our product candidate. Failure by any of them to remain in business could affect our ability to manufacture Phexxi, EVO100 or any of our future product candidates.
The COVID-19 pandemic may continue to affect the macroeconomic factors and the credit markets in a manner that is detrimental to our business. Moreover, some physician offices appear to be negatively impacted by restrictions on elective procedures and office visits related to the pandemic. To the extent physician offices close or visits are reduced, patients could be less likely to be prescribed Phexxi. Even with our planned telehealth efforts through efforts such as the Phexxi Concierge Experience, we may not be able to effectively commercialize Phexxi for the prevention of pregnancy as a result of our reduced sales force, any reduction in physician office visits and other circumstances related to the COVID-19 pandemic. The pandemic may continue to adversely affect us and our business in manner we may be unable to reliably predict or quantify.
Risks Related to Our Business Operations
As we mature and expand our sales and marketing infrastructure, we will need to expand the size of our organization. If we experience difficulties in managing this growth or are unable to attract and retain management and other key personnel, we may be unable to successfully commercialize our products, develop any product candidates or otherwise implement our business plan.
As of February 28, 2021, we had a total of 147 employees, all of which are full-time employees. In addition, we used third-party consultants to assist with research and development activities, including regulatory filings and clinical trial operations and support, sales and marketing research and programs, as well as general and administrative activities. As our development and commercialization plans and strategies continue to develop, we expect that we will expand the size of our employee base for managerial, operational, sales, marketing, financial, regulatory affairs and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, management may have to divert a disproportionate amount of its attention away from day-to-day activities and devote a substantial amount of time to managing these growth activities, which would lead to disruptions in our operations. We cannot provide assurance that we will be able to retain adequate staffing levels to run our operations and/or to accomplish all the objectives that we otherwise would seek to accomplish, or that our staffing levels may turn out to be too robust for our actual business activity.
Our ability to compete in the highly competitive pharmaceutical industry depends upon our ability to attract and retain highly qualified managerial and key personnel. We are highly dependent on our senior management, and the loss of the services of any members of our senior management team could impede, delay or prevent the development and commercialization of our product or product candidates, hurt our ability to raise additional funds and negatively impact our ability to implement our business plan. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. We do not maintain “key man” insurance policies on the lives of these individuals.
We might not be able to attract or retain qualified management and other key personnel in the future due to the intense competition for qualified personnel among biotechnology, medical device, biopharmaceutical and other businesses, particularly in the San Diego area where we are headquartered. As a result, we may be required to expend significant financial resources in our employee recruitment and retention efforts, including the grant of significant equity incentive awards which would be dilutive to stockholders. Many of the other companies within the contraceptive industry with whom we compete for qualified personnel have greater financial and other resources, different risk profiles and longer histories in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Further, our recruiting efforts may be hindered by the COVID-19 pandemic, as qualified potential employees may be more reluctant to change positions or to work for a company with a limited operating history due to the uncertainly surrounding the pandemic. Logistics for hiring during the pandemic may also be impaired as business travel and in person meetings typical of interview process have been and may continue to be limited for the duration of, and even for a period of time potentially following, the pandemic. If we are not able to attract and retain the necessary personnel to accomplish our business objectives or if we are not able to effectively manage any future growth, we may experience constraints that will harm our ability to implement our business strategy and achieve our business objectives.
Our current or future employees, principal investigators, consultants and commercial partners may engage in misconduct or other improper activities, including non-compliance with legal requirements or regulatory standards.
We may become exposed to the risk of employees, independent contractors, principal investigators, consultants, suppliers, commercial partners or vendors engaging in fraud or other misconduct. Misconduct by employees, independent contractors, principal investigators, consultants, suppliers, commercial partners and vendors could include intentional conduct such as failures: (i) to comply with FDA or other regulators’ regulations; (ii) to provide accurate information to such regulators; or (iii) to comply with manufacturing standards established by us and/or required by law. In particular, sales, marketing and business arrangements in the health care industry are subject to extensive laws, regulations and industry guidance intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by current or future employees, independent contractors, principal investigators, consultants, suppliers, commercial partners and vendors could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory or civil sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct by employees, independent contractors, principal investigators, consultants, suppliers, commercial partners and vendors, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses, or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending or asserting our rights, those actions could have a significant adverse impact on our business and we may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, monetary fines, individual imprisonment, disgorgement of profits, possible exclusion from participation in Medicare, Medicaid and other federal health care programs, additional reporting or oversight obligations if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with the law, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations.
We may be vulnerable to disruption, damage and financial obligations as a result of information technology system failures, cybersecurity breaches, loss of data or other disruptions that could compromise our proprietary information or other sensitive information.
Despite the implementation of security measures and internal policies and controls, any of the internal computer systems belonging to us or our third-party service providers are vulnerable to damage from computer viruses, unauthorized access, natural disasters, malicious attack, and telecommunication and electrical failure. Any system failure, accident, security breach or data breach that causes interruptions in our own or in third-party service vendors’ operations could result in a material disruption of our commercialization or product development programs. For example, the loss of clinical study data from future clinical trials could result in delays in our or our partners’ regulatory approval efforts and significantly increase our costs to recover or reproduce the lost data. Further, our information technology and other internal infrastructure systems, including firewalls, servers, leased lines and connection to the Internet, face the risk of systemic failure, which could disrupt our operations. In addition, our commercialization of Phexxi is partially reliant on the use of the Phexxi Concierge Experience and our other digital or media marketing strategies. We are in turn reliant on third parties and limited internal resources to ensure the Phexxi Concierge Experience and these other digital and marketing resources function appropriately. Our commercialization of Phexxi may be adversely affected to the extent the Phexxi Concierge Experience and our other online marketing resources do not work properly or are disrupted. To the extent any disruption or security breach results in a loss or damage to our data or applications, sensitive information or inappropriate disclosure of confidential or proprietary information, we may incur resulting liability and reputation damage, our product development programs and competitive position may be adversely affected and the further commercialization or development of our products may be delayed. Furthermore, we may incur additional costs to remedy the damage caused by these disruptions or security breaches.
We expect to continue to incur increased costs as a result of operating as a public company and our management will be required to devote substantial time to compliance initiatives and corporate governance practices.
As a public company, we incur and expect to continue to incur additional significant legal, accounting and other expenses in relation to our status as a public reporting company. Now that we are no longer an emerging growth company, we expect these expenses will further increase. We may need to hire additional accounting, finance and other personnel in connection with our continuing efforts to comply with the requirements of being a public company, and our management and other personnel will need to continue to devote a substantial amount of time towards maintaining compliance with these requirements. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and The Nasdaq Stock Market (Nasdaq) have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.
While we remain a smaller reporting company and have revenues of less than $100 million per year, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. If and when we are required to achieve compliance with regulatory auditor attestation report requirements within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. If we identify one or more material weaknesses, this could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.
Any inability to attract and retain qualified key management personnel would impair our ability to implement our business plan.

Our success largely depends on the continued service of key management, advisors and other specialized personnel, including Saundra Pelletier, our Chief Executive Officer, Justin J. File, our Chief Financial Officer, Kelly Culwell, M.D., our Chief Medical Officer and Russell Barrans, our Chief Commercial Officer who are all employed at will and for whom we do not have “key man” insurance coverage. The loss of one or more members of our management team or other key employees or advisors could delay our commercialization efforts and research and development programs and could also have a material and adverse effect on our business, financial condition, results of operations and prospects. Our future success will depend in large part on our continued ability to attract and retain other highly qualified management personnel, as well as personnel with expertise in women’s health care, drug development, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations (many of whom have substantially greater financial resources than us), and we might not be able to attract or retain these key employees on conditions that are economically acceptable. Our recruiting efforts may be hindered in connection with the COVID-19 pandemic. Our inability to attract and retain these key employees could prevent us from achieving our objectives and implementing our business strategy, which could have a material adverse effect on our business and prospects.
We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws, and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations which can harm our business.
We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the FCPA, the U.S. domestic bribery statute contained in 18 United States C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other partners from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties for clinical trials outside of the United States, to sell our products abroad once we enter a commercialization phase, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other partners, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.
Risks Related to Our Common Stock
We expect the price of our common stock may be volatile and may fluctuate substantially.
The stock market in general and the market for biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to companies operating performance, especially during the COVID-19 pandemic. The market price for our common stock may be influenced by many factors, including:
•the results of our efforts to commercialize Phexxi or any other approved products;
•failure or discontinuation of any of our research programs, including EVO100;
•the results of our efforts to discover, develop, acquire or in-license product candidates or products, if any;
•actual or anticipated results from, and any delays in, any future clinical trials, as well as results of regulatory reviews relating to the approval of any product candidates we may choose to develop;
•the level of expenses related to any product candidates that we may choose to develop or clinical development programs we may choose to pursue;
•commencement or termination of any collaboration or licensing arrangement;
•disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technology;

•announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures and capital commitments;
•additions or departures of key scientific or management personnel;
•variations in our financial results or those of companies that are perceived to be similar to us;
•new products, product candidates or new uses for existing products introduced or announced by our competitors, and the timing of these introductions or announcements;
•results of clinical trials of product candidates of our competitors;
•general economic and market conditions and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies, wars, terrorism and political unrest, outbreak of disease (e.g., the COVID-19 pandemic), boycotts and other business restrictions;
•regulatory or legal developments in the United States and other countries;
•changes in the structure of health care payment systems;
•conditions or trends in the biotechnology and biopharmaceutical industries;
•actual or anticipated changes in earnings estimates, development timelines or recommendations by securities analysts;
•announcement or expectation of additional financing efforts;
•sales of common stock by us or our stockholders in the future, as well as the overall trading volume of our common stock;
•stockholder activism;
•any stockholder derivative actions; and
•other factors described in this “Risk Factors” section.
In the past, following periods of volatility in companies’ stock prices, securities class-action litigation has often been instituted against such companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business and financial condition.
One of our stockholders owns a significant percentage of our issued and outstanding common stock and will be able to exercise significant influence over matters submitted to stockholders for approval.
As of February 15, 2021, funds affiliated with or discretionarily managed by Invesco Ltd., beneficially owned 15.8% of our outstanding common stock. This concentration of voting power could delay or prevent an acquisition on terms that other stockholders may desire.

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
Sales of a substantial number of shares of our common stock in the public market could occur. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Future issuances of our securities may cause additional reduction in the percentage interests of our current stockholders in the voting power, liquidation value, our book and market value, and in any future earnings. As of December 31, 2020, there were 8,935,801 shares of our common stock subject to outstanding options which have been registered on registration statements on Form S-8. Furthermore, as of December 31, 2020, there were 10,426,107 shares subject to outstanding warrants to purchase our common stock (including 5,122,950 shares subject to outstanding warrants at a conversion price of $2.44 issued pursuant to the Baker Bros. Purchase Agreement). We have granted (or are required to grant) certain of our security holders registration rights pursuant to our agreements with these holders, including agreements requiring us to register for resale the shares of our common stock issued upon the conversion or exercise of our convertible notes and related warrants.
The issuance or resale of our common stock issued to our security holders upon conversion of convertible notes or upon exercise of our warrants could cause the market price of our common stock to decline. In addition, the increase in the number of issued shares of our common stock issuable upon conversion of our convertible notes or upon exercise of our warrants may have an incidental anti-takeover effect in that these additional shares could be used to dilute the stock ownership of parties seeking to obtain control of us. The resulting increased number of issued shares could discourage the possibility of, or render more difficult, certain mergers, tender offers, proxy contests or other change of control or ownership transactions.
We are a “smaller reporting company”, and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.
We are a “smaller reporting company” under SEC regulations. For so long as we remain a smaller reporting company, we will be permitted to and intend to rely on exemptions from certain disclosure requirements applicable to other public companies that are not smaller reporting companies. These exemptions include:
•for so long as we remain a smaller reporting company with annual revenues of less than $100 million per year and a public float value as of our most recently completed second fiscal quarter of less than $700 million , not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting; and
•reduced disclosure obligations regarding executive compensation.
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
Provisions in our amended and restated certificate of incorporation, our bylaws or Delaware law may discourage, delay or prevent a merger, acquisition or other change in control stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. These provisions could also limit the price investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions might frustrate or prevent any attempts by our stockholders to replace or remove the current management by making it more difficult for our stockholders to replace members of our board of directors. These provisions include the following:
•a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
•prohibiting our stockholders from calling a special meeting of stockholders or acting by written consent other than unanimous written consent;

•permitting our board of directors to issue additional shares of our preferred stock, with such rights, preferences and privileges as they may designate, including the right to approve an acquisition or other changes in control;
•establishing an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
•providing that our directors may be removed only for cause;
•providing that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and
•requiring the approval of our board of directors or the holders of a supermajority of our outstanding shares of capital stock to amend our bylaws and certain provisions of our certificate of incorporation.
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
In addition, as permitted by Section 145 of the DGCL, our amended and restated bylaws and our indemnification agreements that we have entered with our directors and officers provide that:
•We will indemnify our directors and officers for serving us in those capacities, or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful.
•We may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law.
•We are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification.
•We will not be obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification.
•The rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons.
•We may not retroactively amend our bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.
If securities analysts cease publishing research or reports about our business, or if they publish negative evaluations of our common stock, the price of our common stock could decline.
The trading market for our common stock relies in part on the research and reports industry or financial analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts covering our business downgrade their evaluations of our common stock, the price of our common stock could decline. In addition, if one or more of these analysts cease coverage or cease regularly publishing reports on our business, we could lose visibility in the financial markets, which in turn could cause our common stock price or trading volume to decline.
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
Our business could be negatively affected as a result of the actions of activist stockholders.
It is possible that one or more of our stockholders may publicly voice opposition to our financing strategy and/or certain aspects of our corporate governance and strategy, or undertake a proxy contest to reconstitute our board. Proxy contests have been waged against many companies in the biopharmaceutical industry over the last several years. If faced with a proxy contest or other type of stockholder activism, we may not be able to respond successfully to the contest or other type of activism which would be disruptive to our business. Even if we are successful, our reputation and/or business could be adversely affected by a proxy contest or other form of stockholder activism because:
•responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupting operations and diverting the attention of management and employees;
•perceived uncertainties as to our company and future strategic direction may result in the loss of potential financing, acquisitions, collaboration, in-licensing or other business opportunities, and may make it more difficult to attract and retain qualified personnel and business partners; and
•if individuals are elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plan and create additional value for our stockholders.
Any or all of these activities could cause our stock price to decline or experience periods of volatility, and could be particularly problematic as our company seeks to transition to a commercial enterprise in a challenging environment.
We may become a defendant in one or more stockholder derivative or class-action litigations, and any such future lawsuit may adversely affect our business, financial condition, results of operations and cash flows.
We and certain of our officers and directors may become defendants in one or more future stockholder derivative actions or other class-action lawsuits. These lawsuits would divert our management’s attention and resources from our ordinary business operations, and we would likely incur significant expenses associated with their defense (including, without limitation, substantial attorneys’ fees and other fees of professional advisors and potential obligations to indemnify current and former officers and directors who are or may become parties to such actions). If these lawsuits do arise, we may be required to pay material damages, consent to injunctions on future conduct and/or suffer other penalties, remedies or sanctions. In addition, any such future stockholder lawsuits could adversely impact our reputation, our ability to continue to develop EVO100 and/or to launch and commercialize Phexxi, thereby harming our ability to generate revenue. Accordingly, the ultimate resolution of these matters could have a material adverse effect on our business, financial condition, results of operation and cash flow and, consequently, could negatively impact the trading price of our common stock.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters are located in San Diego, California, where we lease approximately 33,290 square feet of office space. This existing lease will expire on September 30, 2025.
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the Nasdaq Global Market on November 20, 2014, under the ticker symbol “NEOT” and corporate name Neothetics, Inc. (Neothetics). Prior to November 20, 2014, there was no public market for our common stock. On January 17, 2018, we completed a merger (the Merger) with privately-held Evofem Biosciences Operations, Inc. (Private Evofem) where Private Evofem survived as our wholly owned subsidiary. In connection with the Merger, we changed our name from “Neothetics, Inc.” to “Evofem Biosciences, Inc.” and changed the ticker symbol for our common stock to “EVFM”. Shares of our common stock began trading on the Nasdaq Capital Market under the ticker symbol EVFM on January 18, 2018.

Holders of Common Stock

As of February 28, 2021, there were 83,119,033 shares of our common stock outstanding and 124 holders of record of our common stock. This number was derived from our stockholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2020, we did not issue any securities that were not registered under the Securities Act of 1933, as amended, that were not reported on a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

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

Issuer Repurchases of Equity Securities

For the quarter ended December 31, 2020, we did not repurchase any equity securities.

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

Overview

We are a San Diego-based commercial-stage biopharmaceutical company committed to developing and commercializing innovative products to address unmet needs in women’s sexual and reproductive health.

Our first commercial product, Phexxi vaginal gel (Phexxi), was approved by the U.S. Food and Drug Administration (FDA) on May 22, 2020 and commercially launched in the United States in September 2020. Phexxi is the first and only FDA approved hormone-free, woman-controlled, on-demand prescription contraceptive gel for women. In addition, we are advancing our lead product candidate EVO100 vaginal gel (EVO100) through a pivotal Phase 3 clinical trial for the prevention of urogenital transmission of both Chlamydia trachomatis infection (chlamydia) and Neisseria gonorrhoeae infection (gonorrhea) in women (we refer to this trial as EVOGUARD).

Phexxi as a Contraceptive and Commercial Strategies

Our comprehensive commercial strategy for Phexxi vaginal gel includes marketing and public relations awareness campaigns targeting the approximately 21 million females in the United States of reproductive potential who are not using hormonal contraception, as well as certain identified target health care provider segments; payer outreach; and execution of our consumer digital and media strategy. With the Phexxi Concierge Experience, our comprehensive telehealth support system women can, through our independent third-party telehealth service providers, secure a prescription, determine their insurance coverage and/or out-of-pocket costs, receive counseling support and refill reminders, and fill their prescription through their local neighborhood pharmacy or an online pharmacy.

We commercially launched Phexxi in September 2020 with a hybrid sales force promoting Phexxi directly to obstetricians, obstetrician/gynecologists and allied health care providers (HCPs), who collectively write the majority of prescriptions for contraceptive products. Our sales force comprises 59 regional business representatives, 11 regional business managers, a strategically focused tele-sales team through our partnership with Archer, a tele-sales communication platform, and a self-guided virtual health care provider learning platform. We currently offer a co-pay program to commercially insured patients whose insurance requires a co-pay to be made when filling their Phexxi prescription. This is a voluntary program that is intended to provide financial assistance to patients meeting certain eligibility requirements. At commercial launch we intentionally prioritized demand and increasing access to Phexxi for all women, and anticipated our co-pay programs would be our primary mechanism to achieve this near-term goal. With our strategic approach to maximize access and profitability, we will continue to assess the future utilization of the various components of our co-pay programs.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA) mandates that women must receive their contraception for no out-of-pocket cost, with at least one product covered in each of the 18 categories that are defined by the ACA. These categories are listed on the FDA’s “methods of contraception” chart. This chart provides guidance to HCPs and patients as to which options exist, and to payers (including pharmacy benefit managers) as to which methods they need to cover. In June 2020, Medi-Span and First Databank, two major drug information databases that payers consult for pricing and product information, granted Phexxi a new classification in their databases and pricing compendia as the first and only “Vaginal pH Modulator.” We believe that a new category of contraception should be established for vaginal pH modulators such as Phexxi to reflect this unique mechanism of action, and are working with the Office of Women’s Health under the Health Resources and Services Administration to have the birth control chart updated accordingly.

Phexxi’s listing with Medi-Span and First Databank, coupled with our timely response to payer clinical requests and our clinical presentation, enabled us to achieve coverage for 55% of commercial lives at launch in September 2020. As of February 2021, we have coverage for approximately 55.1% of U.S. commercial lives, including approximately 8 million lives covered at no out-of-pocket cost and approximately 13.7 million lives covered under our December 2020 contract award from the U.S. Department of Veterans Affairs. We continue to work to increase the number of lives covered.

Additionally, on January 1, 2021, the U.S. Medicaid population gained access to Phexxi through Evofem’s participation in the Centers for Disease Control and Prevention’s (CDC) Medicaid National Drug Rebate Program. Medicaid provides health coverage to approximately 68 million members.

We continue to monitor various non-financial metrics that we believe may be relevant in assessing our commercialization strategies for Phexxi. These metrics include unit shipments from our warehouse to wholesale distributors, our wholesale distributors’ shipments to retail pharmacies, the number of HCPs prescribing Phexxi, the number of Phexxi prescriptions and an increase in overall awareness of Phexxi measured by monthly surveys conducted by an independent third-party research group among women at risk for pregnancy.

Available prescription data as of and through the week of February 12, 2021, indicates that more than 2,650 unique HCPs have prescribed Phexxi since its commercial launch, with approximately 4,250 prescriptions for the year ended December 31, 2020 and approximately 2,900 prescriptions from January 1, 2021 through February 12, 2021. From commercial launch in September 2020 through January 2021, monthly prescriptions for Phexxi and the number of HCPs prescribing Phexxi have increased by an average of approximately 58% and 50%, respectively, on a monthly basis.

Additionally, during the year ended December 31, 2020 and from January 1, 2021 through February 26, 2021, approximately 6,350 and 6,430 units, respectively, were distributed by wholesalers to retail pharmacies. From February 1, 2021 through February 26, 2021, we sold approximately 3,800 units of Phexxi, our highest monthly sales figure since launch.

EVO100: Our STI Preventive Product Candidate

Our lead product candidate, EVO100, is an antimicrobial vaginal gel under evaluation for the prevention of chlamydia and gonorrhea in women - two of the most pervasive STIs in the United States. Currently, there are no FDA‑approved prescription products for the prevention of either of these commonly reported sexually transmitted infections (STIs).

In December 2019, we reported positive top-line results from our clinical trial AMPREVENCE. The trial enrolled 860 women at 50 sites in the United States for a four-month intervention period followed by a one-month follow-up period. AMPREVENCE met both its primary and secondary endpoints of reducing the risk of chlamydia and gonorrhea infection, respectively.

In this landmark trial, the infection rate of chlamydia among women who used EVO100 for the four-month study period was 4.9% (n=14/288) compared to 9.8% among those who used placebo for four months (n=28/287) (p=0.024), a relative risk reduction of 50% in the primary endpoint. Among the reported cases of gonorrhea infection, the infection rate was 0.7% in the EVO100 arm (n=2/280), compared to 3.2% in the placebo arm (n=9/277) (p=0.03), a relative risk reduction of 78% in the secondary endpoint. The study further demonstrated that EVO100 was generally safe and well tolerated. The number of adverse events was similar across both arms (7.2% for EVO100 and 7.5% for placebo) and no serious treatment-related adverse events were reported.

In October 2020, we initiated the Phase 3 EVOGUARD clinical trial. This randomized, placebo-controlled pivotal trial is designed to enroll 1,730 women with a prior chlamydia or gonorrhea infection and who are at risk for future infection. Participants are enrolled for a 16-week interventional phase followed by a one-month follow-up period. We expect to complete enrollment in the fourth quarter of 2021, and to report top-line EVOGUARD results in mid-2022.

According to the CDC, any sexually active person can be infected with chlamydia and/or gonorrhea, and many are asymptomatic. Despite the CDC recommendation for condom use to prevent STIs, U.S. rates of infection with chlamydia and gonorrhea climbed in 2018 for the fifth consecutive year. Based on these reports, an estimated 78 million women 18-65 years of age who are sexually active in the United States could be at a risk for one of these STIs. In December 2020, the CDC updated its Treatment Guidelines for gonorrhea infections due to data demonstrating increasing resistance to the antibiotic azithromycin. The need for expanded preventive measures is clear.

The FDA has granted Fast Track designation to EVO100 for the prevention of chlamydia in women and has designated it a Qualified Infectious Disease Product (QIDP) for the prevention of gonorrhea in women. QIDP designation provides several important potential advantages, including qualification for the FDA Fast Track program and longer market exclusivity, among others.

COVID-19 Pandemic

The current COVID-19 worldwide pandemic has presented substantial public health and economic challenges and is affecting our employees, customers, communities and business operations, as well as the U.S. and global economies and financial markets. International and U.S. governmental authorities in impacted regions are taking actions in an effort to slow the spread of COVID-19, including issuing varying forms of “stay-at-home” orders, and restricting business functions outside of one’s home. In response, we have implemented a work-from-home policy for our employees. To date, our third-party manufacturer and suppliers have not experienced any interruptions or disruptions in their ability to manufacture Phexxi or to supply our manufacturer with raw materials, respectively. Nevertheless, the persistence of the ongoing pandemic related to a novel strain of a virus named severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2) (coronavirus), which causes coronavirus disease 2019 (COVID-19) may interrupt or disrupt such manufacture and/or supply. Further, if our sales force is unable to visit HCPs and/or if our patients are unable to visit HCPs, this may also materially adversely affect our ability to sell Phexxi commercially. In addition, as a result of the COVID-19 pandemic, our ability to interact with government officials in an effort to obtain a 19th category of contraception has been slowed, which may, in turn, slow our efforts to obtain expanded payer coverage for Phexxi. Similarly, the timing of the completion of EVOGUARD may be affected by COVID-19 and COVID-19 may directly or indirectly impact the timeline for data readouts, initiation of, as well as monitoring, data collection and analysis and other related activities for EVOGUARD and our other potential clinical trials. Therefore, our assumptions around completion timing may prove to be incorrect, in particular if COVID-19 continues to spread. In light of recent developments relating to the COVID-19 pandemic, and consistent with the FDA’s updated industry guidance for conducting clinical trials, clinical trials may be deprioritized in favor of treating patients who have contracted the virus or to prevent the spread of the virus. This may lead to clinical trial protocol deviations or to discontinuation of treatment for patients who are then enrolled in our trials. Any disruptions in the commercialization of Phexxi and/or the initiation or completion of our clinical trials, data analysis or readouts and/or any disruption in our supply chain could have a material adverse effect on our business, results of operations and financial condition. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, the success of ongoing COVID-19 vaccination efforts and the actions taken to contain or treat the disease, as well as the economic impact on local, regional, national and international markets.

Merger

On January 17, 2018, Neothetics, Inc., now known as Evofem Biosciences, Inc., completed its Merger with Private Evofem in accordance with the terms of an agreement and plan of merger and reorganization, dated October 17, 2017.

Financial Operations Overview

Net Product Sales

Our revenue recognition is based on unit shipments from our warehouse to our wholesalers. We have recognized net product sales in the United States since the commercial launch of Phexxi in September 2020 and the fourth quarter of 2020 was our first full quarter of product sales. In the third quarter of 2020, those shipments were comprised primarily of the initial stocking orders for the Phexxi commercial launch. Shipments for the fourth quarter of 2020 were lower, with reorders primarily occurring toward the end of the quarter to replenish inventory that was depleted by increasing shipments from wholesalers to retail pharmacies filling Phexxi prescriptions. For the quarter and year ended December 31, 2020, gross Phexxi units sold to wholesalers totaled approximately 3,300 and 8,580 units, respectively. Gross Phexxi units sold to wholesalers in the first two months of 2021 totaled approximately 5,900 units.

For the year ended December 31, 2020, gross revenues on the units shipped to our wholesalers were reduced by robust utilization of the Phexxi co-pay program, as well as fixed costs primarily associated with distributor fees.

If Phexxi is approved for commercial sale outside of the United States, we expect to out-license commercialization rights for Phexxi to one or more pharmaceutical companies or other qualified potential partners, or enter into collaborations for the commercialization and distribution of Phexxi, we believe we would recognize revenue as a result of these arrangements, but we cannot forecast when these arrangements will be secured, if at all, and to what degree these arrangements would affect our development plans and overall capital requirements.

Cost of Goods Sold

The Company began to capitalize the inventory costs associated with Phexxi in April 2020 when it was determined that this inventory had a probable future economic benefit. These inventory costs include all purchased materials, direct labor and manufacturing overhead. Prior to April 2020, costs incurred for the manufacture of Phexxi were recorded as research and development expenses.

In addition, we are obligated to pay quarterly royalty payments pursuant to our license agreement with Rush University Medical Center (the Rush License Agreement), in amounts equal to a single-digit percentage of the gross amounts we receive on a quarterly basis less certain deductions incurred in the quarter based on a sliding scale. We are also obligated to pay a minimum annual royalty amount of $100,000 to the extent these earned royalties do not equal or exceed $100,000 in a given year. A minimum annual royalty amount of $100,000 was first required on January 1, 2021. This royalty payment was immaterial for the year ended December 31, 2020, and was included in the costs of goods sold in the consolidated financial statements.

Operating Expenses

Research and development expenses

Our research and development expenses primarily consist of costs associated with the clinical development of EVO100 and costs associated with the continuous improvements related to Phexxi commercialization efforts. These expenses include:

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
•back-up contract manufacturing organization’s evaluation to support future commercial forecast and reduce cost of goods sold;
•alternative raw material evaluation to secure an uninterrupted supply chain and reduce cost of goods sold;
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

We expense internal and third-party research and development expenses as incurred. The following table summarizes research and development expenses by product candidate (in thousands):

	Years Ended December 31,
	2020	2019
Allocated third-party development expenses:
Phexxi for the prevention of pregnancy (AMPOWER)	$(16)	$988
EVO100 for prevention of chlamydia/gonorrhea- Phase 2 (AMPREVENCE)	(27)	7,735
EVO100 for prevention of chlamydia/gonorrhea- Phase 3 (EVOGUARD)	4,757	—
Total allocated third-party development expenses	4,714	8,723
Unallocated internal research and development expenses:
Stock-based compensation expenses	1,922	1,131
Payroll related expenses	5,005	4,168
Outside services costs	4,062	7,172
Other	1,347	1,036
Total unallocated internal research and development expenses	12,336	13,507
Total research and development expenses	$17,050	$22,230

Completion dates and costs for our clinical development programs may vary significantly for EVO100 and any future product candidate we may seek to develop and are difficult to predict. We anticipate that we will determine which programs and product candidates to pursue as well as the most appropriate funding allocations for each program and product candidate on an ongoing basis in response to the results of ongoing and future clinical trials, regulatory developments, and our ongoing assessments of the commercial potential of each current or future product candidate. We expect research and development expenses to increase significantly primarily due to EVOGUARD, which was initiated in October 2020. We will need to raise additional capital in the future to complete clinical development for EVO100 and any future product candidates.

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
Selling and marketing expenses

Our selling and marketing expenses consist primarily of pre-commercialization sales and marketing expenses prior to launch, the initiation of full commercialization activities in September 2020, and post-launch commercialization activities for the remainder of 2020, including advertising, training, salaries, benefits, travel, noncash stock-based compensation expense, and other related costs for our employees and consultants.

We expect our selling and marketing expenses to increase significantly due to our sales force, which was established in the third quarter of 2020, and as we continue to develop and commence marketing campaigns and initiatives, and hire additional personnel to support full commercialization activities in the United States for Phexxi.

General and administrative expenses

Our general and administrative expenses consist primarily of salaries, benefits, travel, business development expense, investor and public relations expenses, noncash stock-based compensation, and other related costs for our employees and consultants performing executive, administrative, finance, legal and human resource functions. Other general and administrative expenses include facility-related costs not otherwise included in research and development or selling and marketing, and professional fees for accounting, auditing, tax and legal fees, and other costs associated with obtaining and maintaining our patent portfolio.

We expect our general and administrative expenses to decrease slightly in 2021 due to lower recruiting fees and financing advisory fees.
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

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the applicable periods. Management bases its estimates, assumptions, and judgments, on historical experience and on various other factors it believes to be reasonable under the circumstances. Different estimates, assumptions and judgments may change the estimate used in the preparation of our consolidated financial statements, which, in turn, could materially change our results from those reported. Management evaluates its estimates, assumptions, and judgments on an ongoing basis. However, if our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may also have a material adverse effect on our consolidated statements of operations, liquidity, and financial condition. We believe the following critical accounting policies involve significant areas where management applies estimates, assumptions, and judgments in the preparation of our consolidated financial statements. See Note 2 - Summary of Significant Accounting Policies.

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

The amount of revenue recognized by the Company is equal to the amount of consideration which is expected to be received from the sale of product to its customers. Revenue is only recognized when it is probable that a significant reversal will not occur in future periods. To determine the amount of revenue to recognize, the Company assesses both the likelihood and magnitude of any such potential reversal of revenue.

Phexxi is sold to customers at the wholesale acquisition cost. However, the Company records product revenue, net of estimates for applicable variable consideration.

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

During a clinical trial, we adjust the clinical expense recognition if actual results differ from estimates. We make estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical trial accruals are partially dependent upon accurate reporting by CROs and other third-party vendors. Although we do not expect estimates to differ materially from actual amounts, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any reporting period. For the year ended December 31, 2020, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials. For the year ended December 31, 2019, there were approximately $1.1 million in adjustments to the Company’s previous estimates of accrued expenses for AMPOWER upon final billings.

Fair Value of the Baker Notes

We elected the fair value option under ASC 825, Financial Instruments, for the convertible senior secured promissory notes (the Baker Notes) issued pursuant to that certain Baker Bros. Purchase Agreement (the Securities Purchase Agreement) with certain affiliates of Baker Bros. Advisors LP, as purchasers (the Purchasers), and Baker Bros. Advisors LP, as designated agent, dated April 23, 2020, as they are qualified financial instruments and are, in whole, classified as liabilities. Under the fair value option, we recognized the hybrid debt instrument at fair value inclusive of embedded features. The fair value of the Baker Notes issued, and the change in fair value of the Baker Notes at the reporting date, were determined using a Monte Carlo simulation-based model. Monte Carlo simulation was used to take into account several embedded features and factors including the future value of our common stock, a potential change of control event, the maturity term of the Baker Notes, the probability of an event of voluntary conversion of the Baker Notes, exercise of the put right, and exercise of our call right.

Fair Value of Stock Options and Warrants

The fair value of stock options and warrants issued in various financing transactions in connection with the Merger and post- Merger, the change in fair value of warrants as a result of modifications to these instruments, and mark-to-market adjustments for liability classified warrants were determined using the Black-Scholes option-pricing model based on the applicable assumptions, which include the exercise price of these options and warrants, time to expiration, expected volatility of our peer group of companies, risk-free interest rate and expected dividend.

Fair Value of Purchase Rights

The fair value of the rights granted to the Purchasers to optionally purchase from the Company up to $10.0 million of Baker Notes (the Baker Purchase Rights) at the Purchasers’ discretion at any time prior to the Company receiving at least $100.0 million in aggregate gross proceeds from one or more sales of equity securities issued in connection with the Baker Bros. Purchase Agreement, as described in Note 5- Convertible Notes, and the change in fair value of Baker Purchase Rights upon exercise of such rights, was determined as the maximum of (i) the fair value of rights to purchase the additional $10.0 million Baker Notes and; (ii) the fair value of the shares of on as-if converted basis, which was determined by the lattice model. The fair value of rights to purchase the accompanying 2,049,180 Baker Warrants (as defined below) was valued using a Geske option-pricing model. The Geske model was based on the applicable assumptions, including the underlying stock price, warrant exercise price, the exercise price of the rights to purchase the Baker Warrants, the term of the Baker Warrants, the term of the rights to purchase the Baker Warrants, expected volatility of the Company’s peer group, risk-free interest rate and expected dividend.

The fair value of the rights provided to the 2019 Purchasers (as defined below) to optionally purchase from the Company to issue and sell to each 2019 Purchaser the shares of common stock and warrants as specified in the Securities Purchase Agreement, dated April 10, 2019, with PDL BioPharma, Inc., a Delaware corporation (PDL), funds discretionally managed by Invesco Ltd. (Invesco) and funds managed by Woodford Investment Management Ltd. (WIM, collectively with Invesco and PDL, the 2019 Purchasers) during the period beginning on April 11, 2019 and ending on June 10, 2019 (the Private Placement Purchase Rights), and the change in fair value of the Private Placement Purchase Rights on June 5, 2019, was determined using a combination of a lattice model and Black-Scholes option-pricing model. The lattice model was used to determine the future value of our common stock. The Black-Scholes option-pricing model was based on the applicable assumptions, including the future value of the Company's common stock as determined by the lattice model, warrant exercise price, time to expiration, expected volatility of our peer group, risk-free interest rate and expected dividend.

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
Results of Operations

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019 (in thousands):

Net Product Sales

	Year Ended December 31,		2020 vs. 2019
	2020	2019	$ Change	% Change
Product sales, net	$446	$—	$446	100%

Phexxi was approved in May 2020, and commercially launched in September 2020. Net product sales were $0.4 million for the year ended December 31, 2020.

Cost of Goods Sold

	Year Ended December 31,		2020 vs. 2019
	2020	2019	$ Change	% Change
Cost of goods sold	$468	$—	$468	100%

Cost of goods sold was $0.5 million for the year ended December 31, 2020, which includes a $0.1 million one-time charge related to product labelling rework recorded as scrap costs.

Research and development expenses

	Year Ended December 31,		2020 vs. 2019
	2020	2019	$ Change	% Change
Research and development	$17,050	$22,230	$(5,180)	(23)%

The overall decrease in research and development expenses was due to a $3.7 million reduction in outside services associated with the Phexxi new drug application for the prevention of pregnancy that was resubmitted to the FDA in the fourth quarter of 2019 and a $3.5 million reduction in clinical trial costs associated with the completion of the clinical phases of AMPOWER and AMPREVENCE in December 2018 and 2019, respectively. These aggregated decreases are partially offset by a $0.8 million increase in payroll related expenses and $0.8 million increase in noncash stock-based compensation, both of which are attributable to increased headcount, and a $0.5 million increase in facilities costs.

Selling and marketing expenses

	Year Ended December 31,		2020 vs. 2019
	2020	2019	$ Change	% Change
Selling and marketing	$56,467	$10,238	$46,229	452%

The overall increase in selling and marketing expenses was primarily due to a $28.0 million increase in media, advertising costs and public relations costs for the commercialization of Phexxi commencing in September 2020, a $10.4 million increase in payroll related expenses due to increased headcount primarily related to the aforementioned hiring of the field sales force, a $4.3 million increase in costs for outside services associated with marketing, market access and medical affairs activities, a $1.8 million increase in facilities costs, and a $1.0 million increase in noncash stock-based compensation.

General and administrative expenses

	Year Ended December 31,		2020 vs. 2019
	2020	2019	$ Change	% Change
General and administrative	$30,085	$20,274	$9,811	48%

The overall increase in general and administrative expenses was primarily due to a $2.9 million increase in legal and financing advisory fees, a $2.3 million increase in noncash stock-based compensation, a $1.8 million increase in outside services mainly associated with the issuance of convertible notes and recruiting of the sales force, a $1.7 million increase in payroll due to increased headcount, and a $1.0 million increase in facilities costs.

Total other expense, net

	Year Ended December 31,		2020 vs. 2019
	2020	2019	$ Change	% Change
Total other expense, net	$(38,681)	$(27,287)	$(11,394)	42%

Total other expense, net, for the year ended December 31, 2020 primarily included a $64.0 million recorded loss on issuance of convertible notes, warrants and purchase rights issued in connection with the Baker Bros. Purchase Agreement as described in Note 5- Convertible Notes and $2.1 million in accrued interest expense related to convertible notes. This loss was offset by a $27.3 million recorded gain from the change in fair value of these financial instruments as a result of mark-to-market adjustments.

Total other expense, net, for the year ended December 31, 2019 primarily included a $0.7 million recorded loss on issuance of purchase rights issued in connection with the Private Placement as described in Note 10- 2019 Private Placement, a $22.9 million recorded loss from change in fair value of these financial instruments as a result of mark-to-market adjustments, and a $4.4 million incremental expense recognized as a result of a modification to the warrants exercised in February 2019 as described in Note 11- Stockholders' Equity.

Liquidity and Capital Resources

Overview

As of December 31, 2020, we had working capital of $20.4 million and an accumulated deficit of $655.5 million. We have financed our operations to date primarily through product sales, the issuance of common stock, cash received from private placement transactions, the issuance of convertible notes, and interest earned on investments. As of December 31, 2020, we had approximately $48.9 million in cash and cash equivalents, and $22.6 million in restricted cash that is available for use. Our cash and cash equivalents include amounts held in checking accounts, money market funds, and investments in fixed income debt securities with original maturities of less than three months. Our short-term investments consist of held-to-maturity securities that mature in one year or less. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve liquidity and capital preservation.

We have incurred losses and negative cash flows from operating activities since inception. During the year ended December 31, 2020, we received gross proceeds of $50.0 million from the issuance of convertible notes in the second and fourth quarter of 2020, net proceeds of approximately $103.7 million upon the sale and issuance of common stock from our Public Offering in June 2020, and net proceeds of $3.8 million pursuant to the Equity Distribution Agreement we entered into with Piper Sandler & Co. in November 2019.

We anticipate that we will continue to incur net losses for the foreseeable future. We expect research and development expenses to increase in 2021 compared to 2020 due to our EVOGUARD study which was initiated in October 2020. We expect selling and marketing expenses to increase significantly in 2021 due to our commercial sales force that was originally established in the third quarter of 2020, and as we develop and commence associated marketing campaigns and initiatives, including our direct-to-consumer programs. Lastly, we expect general and administrative expenses to decrease slightly in 2021 due to lower recruiting fees and financing advisory fees. According to management estimates, our liquidity resources as of December 31, 2020 are not sufficient to maintain our planned level of operations for the next 12 months. In addition, the uncertainties associated with our ability to obtain additional equity financing on terms that are favorable to us, enter into collaborative agreements with strategic partners and succeed in our future operations, raise substantial doubt about our ability to continue as a going concern.

The opinion of our independent registered public accounting firm on our audited financial statements as of and for the years ended December 31, 2020 and 2019 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. Our audited consolidated financial statements as of and for the years ended December 31, 2020 and 2019 included in this report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue our operations.

The COVID-19 pandemic caused us to delay the commercial launch of Phexxi until September 2020 and has impacted the terms on which we have been able to raise funds. Our ability to raise additional funds, and the terms on which those funds may be raised, will be dependent, in part, on how successful the commercialization of Phexxi is and whether we are able to gain revenue traction prior to raising such additional funds. If the COVID-19 pandemic disrupts or negatively impacts the commercialization of Phexxi, our ability to raise additional funds may be negatively impacted, or we may not be able to obtain funding on terms favorable to us or at all. If we are not able to obtain required additional funding, through equity financings or other means, or if we are unable to obtain funding on terms favorable to us, the shortfall in funds raised, or such unfavorable terms, will likely have a material adverse effect on our operations and strategic development plan for future growth. If we cannot successfully raise the funding necessary to implement our current strategic development plan, we may be forced to make reductions in spending, suspend or terminate development programs, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these developments would materially and adversely affect our financial condition and business prospects and could even cause us to be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and, in doing so, we may receive less than the value at which those assets are carried on our financial statements. Any of these developments would materially and adversely affect the price of our stock and the value of your investment.

2020 Debt and Equity Financing

As described in Note 5- Convertible Notes, we received aggregate gross proceeds of $25.0 million upon the first and second closings of convertible senior secured promissory notes pursuant to the Baker Bros. Purchase Agreement during the second quarter of 2020. We also received gross proceeds of $25.0 million from the closing of convertible unsecured promissory notes pursuant to the Adjuvant Purchase Agreement during the fourth quarter of 2020.

As described in Note 11- Stockholder's Equity, we received net aggregate proceeds of $103.7 million in June 2020 upon the issuance and sale of 31,700,000 shares of our common stock from our Public Offering and net aggregate proceeds of $3.8 million during the first half of 2020 upon the issuance and sale of 676,656 shares of our common stock pursuant to the “at the market” (ATM) program. The ATM program was terminated in June 2020.

2019 Private Placement

As described in Note 10- 2019 Private Placement, on April 10, 2019, we entered into a Securities Purchase Agreement with the 2019 Purchasers, pursuant to which we agreed to issue and sell an aggregate of $80.0 million of our common stock, par value $0.0001 per share at a purchase price of $4.50 per share, and warrants to purchase shares of common stock with an exercise price of $6.38 per share in a private placement that was funded in two separate closings.

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

Summary Statements of Cash Flows

The following table sets forth a summary of the net cash flow activity for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,		2020 vs. 2019
	2020	2019	$ Change	% Change
Net cash, cash equivalents and restricted cash used in operating activities	$(104,829)	$(55,097)	$(49,732)	90%
Net cash, cash equivalents and restricted cash provided by (used in) investing activities	6,229	(8,115)	14,344	(177)%
Net cash, cash equivalents and restricted cash provided by financing activities	154,226	78,076	76,150	98%
Net increase in cash, cash equivalents and restricted cash	$55,626	$14,864	$40,762	274%

Cash Flows from Operating Activities. During the year ended December 2020 and 2019, the primary use of cash, cash equivalents and restricted cash has been to fund development and commercialization of our lead product, Phexxi, and to support selling and marketing, and general and administrative operations.

Cash Flows from Investing Activities. During the year ended December 2020, the change in net cash, cash equivalents and restricted cash provided by investing activities was primarily due to an $8.2 million cash inflow from maturities of short-term investments offset by $2.3 million in purchases of property and equipment. Net cash, cash equivalents and restricted cash used in investing activities for the year ended December 2019 was primarily the purchase of short-term investments of $8.2 million.

Cash Flows from Financing Activities. During the year ended December 2020, the primary source of cash, cash equivalents and restricted cash was provided from the sale of an aggregate of 31,700,000 shares of common stock for net proceeds of approximately $103.7 million, net of underwriting commissions, gross proceeds of $50.0 million from issuance of convertible notes and warrants, the sale of 676,656 shares of common stock under the at-the-market program for net proceeds of approximately $3.8 million in cash and cash equivalents (including $0.3 million that was included in other receivables in the consolidated balance sheet at December 31, 2019), net of commissions, and the issuance of 150,353 shares of our common stock under the 2019 Employee Stock Purchase Plan (ESPP) and exercise of stock options with aggregate proceeds of $0.4 million. These cash inflows were offset by $2.9 million in payments of tax withholdings related to vesting of restricted stock awards and $1.1 million payments for financing and debt issuance costs.

During the year ended December 31, 2019, the primary source of cash, cash equivalents and restricted cash was the issuance of 2,376,062 shares of common stock upon the exercise of warrants in February 2019 for gross proceeds of $6.3 million, the issuance of an aggregate of 17,777,779 shares of common stock and common warrants to purchase 4,444,446 shares of common stock pursuant to the 2019 Private Placement as described in Note 10- 2019 Private Placement during the second quarter of 2019 for proceeds of $75.4 million, net of financial advisory fees, the sales of 515,019 shares of common stock with proceeds of approximately $3.0 million in cash and cash equivalents, net of commissions, under the ATM program, and the issuance of 88,074 shares of common stock with proceeds of approximately $0.3 million from the ESPP purchase and stock option exercises. The cash inflow was offset by the $4.0 million repayment to satisfy a note held by one of our vendors during the second quarter of 2019, $1.3 million in payments for financing costs and $1.6 million payments for tax withholdings related to vesting of restricted stock awards.

Operating and Capital Expenditure Requirements

Our specific future operating and capital expense requirements are difficult to forecast however we can anticipate the general types of expenses and areas in which they might occur as follows: We expect research and development expenses and selling and marketing expenses to increase significantly in 2021, while we expect general and administrative expenses to decrease slightly in 2021 due to the reasons stated under the Operating Expenses section above.

Off-Balance Sheet Arrangements
As of December 31, 2020 and 2019, we did not have any off-balance sheet arrangements, as that term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
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
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this Annual Report, or December 31, 2020, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2020. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective.
Management’s Annual Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.
Attestation Report on Internal Control over Financial Reporting
As a “smaller reporting company” as defined in Rule 12(b) of the Exchange Act, we are not required to provide an attestation report.
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
Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The following table lists the names, ages as of February 28, 2021, and positions of the individuals who serve as our executive officers and directors:

Name	Age	Position(s)
Executive Officers
Saundra Pelletier	51	Chief Executive Officer and Class III Director
Justin J. File	50	Chief Financial Officer
Kelly Culwell, M.D.	47	Chief Medical Officer
Russell Barrans	61	Chief Commercial Officer
Alexander A. Fitzpatrick, Esq.	54	General Counsel and Secretary
Non-Employee Directors
William Hall, Ph.D., M.D.	71	Chairman of the Board of Directors and Class II Director
Gillian Greer, Ph.D.	76	Class II Director
Tony O’Brien	58	Class II Director
Colin Rutherford	62	Class I Director
Kim P. Kamdar, Ph.D.	53	Class I Director
Lisa Rarick, M.D.	61	Class I Director
Our board of directors currently consists of seven members. Vacancies may be filled by potential candidates nominated by our Nominating and Corporate Governance Committee, who may seek out potential candidates that meet the criteria for selection as a board nominee. One or more of these candidates may be appointed to fill any said vacancy and to serve as a member of our board of directors as appropriate and in accordance with the Company’s organizational documents. Our board of directors is divided into three classes each serving staggered three-year terms until their respective successors are duly elected and qualified and their terms expire on a staggered basis as set forth below:
•Class I directors’ terms expire at the annual meeting of our stockholders in 2021;
•Class II directors’ terms expire at the annual meeting of stockholders in 2022; and
•Class III directors’ terms expire at the annual meeting of stockholders in 2023.
There are no family relationships among any of our current directors and executive officers.
Executive Officers
Saundra Pelletier
Saundra Pelletier served as Evofem Biosciences Operations, Inc.’s (Private Evofem) President and Chief Executive Officer from February 2013 until January 2018 and has served as our President and Chief Executive Officer since January 2018. Ms. Pelletier has been responsible for the company’s growth and evolution. Ms. Pelletier brings more than twenty five years of broad executive leadership experience to Evofem, including a strong track record driving multiple billion-dollar product launches, expanding commercial capabilities in ex-U.S. markets and advocating for women’s health. She has assembled an impressive team of seasoned pharmaceutical professionals that have a deep understanding of the women’s health care market and what women want. She has also attracted new investor capital, leading multiple equity financing rounds which have raised in excess of $400 million. Throughout her career, she has had oversight and accountability for sales, marketing, operations, medical affairs, regulatory affairs, manufacturing, customer service, business development, and strategic partnerships. Ms. Pelletier was previously the founding Chief Executive Officer (CEO) of WomanCare Global (WCG), an international nonprofit organization focused on creating sustainable supply chains that delivered products to women in more than 100 developing countries. Under her leadership, WCG secured approximately $68M in committed funding from major foundations and organizations and launched an innovative United States educational campaign with American actress/activist Jessica Biel. She served as a member of the board of directors of WCG from November 2017 to February 2020. Earlier in her career, Ms. Pelletier served as Corporate Vice President and Global Franchise Leader for G.D. Searle, where she managed a $250 million business unit focused on women’s health care. She later moved to Women First Health care, where she served as Vice President of Pharmaceuticals and raised $40 million in capital. Ms. Pelletier is a published author, skilled moderator and coveted keynote speaker. Her book, “Saddle Up Your Own White Horse,” was published in 2016. She has appeared at the Harvard T. H. Chan School of Public Health, the Davos World Economic Forum, the Clinton Global Initiative, the International Conference on Climate Change, the MAKERS Conference, Women Deliver, the International Conference on Family Planning, Reproductive Health Supplies Coalition, the University of Virginia’s Darden School of Business, the University of Oregon’s Lundquist School of Business and the University of California, San Diego. She was awarded the Athena San Diego Pinnacle Award for Life Sciences in 2014, profiled as a “New Champion for Reproductive Health” by the United Nations Foundation in 2015, and named the San Diego Business Journal's 2019 Business Woman of the Year. In 2020 she was named to Inc.

Magazine’s Female Founders 100 List. In March 2020, she joined the board of directors for TRACON Pharmaceuticals, Inc., a clinical stage biopharmaceutical company focused on the development and commercialization of novel targeted therapeutics for cancer. She serves as the chair of the Governance/Nomination Committee and is a member of the Audit Committee. We believe Ms. Pelletier’s service as our Chief Executive Officer and extensive professional experience in women’s health care qualifies her to serve as a member of our board of directors.
Justin J. File
Justin J. File served as Private Evofem’s Chief Financial Officer from April 2015 until January 2018 and has served as our Chief Financial Officer since January 2018. Mr. File has also served as the Chief Financial Officer of the women’s health nonprofit organization WCG Cares from November 2017 to May 2018. Mr. File has approximately 28 years of diverse accounting and finance experience within a variety of both public and private biotechnology and biopharmaceutical companies. Most recently, Mr. File provided executive financial and accounting oversight services to various biotechnology companies in San Diego, California, assisting in their initial public offering process and helping to establish and improve their accounting and finance operations as publicly traded entities. Prior to this, Mr. File was Senior Director and Controller of Sequenom, Inc., a diagnostic company that developed and commercialized molecular diagnostics testing services for the women’s health market. During that time, Mr. File served as Treasurer of Sequenom's diagnostic subsidiary and provided assistance in the raising of over $400 million in combined equity and convertible note offerings. Mr. File also assisted in the commercialization of four diagnostic tests in a two-year period, which included Sequenom’s revolutionary noninvasive prenatal test for Down syndrome. Earlier in his career Mr. File worked for approximately ten years in public accounting, primarily with Arthur Andersen LLP, where he worked with a variety of clients assisting with attestation and periodic reporting requirements, public offerings and acquisitions. Mr. File graduated from Central Washington University with a Bachelor of Science in Accounting and Business Administration. He is a Certified Public Accountant (inactive).
Kelly Culwell, M.D.
Kelly Culwell, M.D. is an Obstetrician/Gynecologist with over 17 years specializing in women’s health and contraceptive research. She served as Private Evofem’s Chief Medical Officer from April 2015 until January 2018 and has served as our Chief Medical Officer since January 2018. Dr. Culwell has also served as the Chief Medical Officer of WCG Cares since November 2017, and also became a director of the board of WCG Cares in January 2019 with a term of 3 years until December 31, 2021. Dr. Culwell was elected President of the WCG board effective February 2021. Prior to joining WCG Cares, Dr. Culwell was the Medical Director of Planned Parenthood of the Pacific Southwest and maintained an academic clinical practice as the Director of Family Planning and Associate Clinical Professor at University of California, Davis. Dr. Culwell previously served as a Medical Officer with the World Health Organization where she developed global guidelines for clinical practice and is widely published in peer reviewed journals. Dr. Culwell received a Bachelor of Science from California Lutheran University, a Medical Doctorate from the University of California, Davis and a Masters of Public Health from Northwestern University. Dr. Culwell completed her post-graduate training in Obstetrics and Gynecology at University of California San Diego and her Family Planning Fellowship at Northwestern University. Dr. Culwell maintains appointments as Volunteer Assistant Clinical Professor in the Departments of Obstetrics and Gynecology at the University of California, Davis and San Diego campuses. Dr. Culwell is qualified as a Diplomat from the American Board of Obstetrics and Gynecology.
Russell Barrans
Russell Barrans served as Private Evofem’s Chief Commercial Officer from August 2016 until January 2018 and has served as our Chief Commercial Officer since January 2018. Mr. Barrans has over 26 years in the women’s health care pharmaceuticals and biotechnology space. As our Chief Commercial Officer, Mr. Barrans is responsible for the commercial launch and lifecycle management of the Evofem product portfolio, oversees manufacturing and supply chain, and provides executive leadership to the sales and marketing team. Prior to joining Evofem, Mr. Barrans was the Senior Director of Women’s Healthcare Marketing for Teva Pharmaceuticals from 2012 to June 2015. With significant tenure in life sciences and pharmaceutical companies, Mr. Barrans has held senior level positions at global and domestic companies including Bayer Healthcare and Wyeth Pfizer (formerly Wyeth), as well as, being Chief Executive Officer of FusionRx, a strategic consulting firm servicing biotech and pharmaceutical brands of which Mr. Barrans was the founding partner. Mr. Barrans has overseen and directed the launch of over half a dozen brands worldwide including the launch of Mirena, and Plan B One-Step OTC. Mr. Barrans graduated from California Coast University with a Bachelor of Science in Business Administration and holds an MBA from California Coast University. Mr. Barrans is an Accredited Pharmaceutical Manufactures Representative of Canada in General Health care and Oncology, and has earned his certification as a Business Coach from Brian Tracy International.
Alexander A. Fitzpatrick, Esq.
Alexander A. Fitzpatrick, Esq. served as the Executive Vice President, General Counsel and Secretary of Private Evofem from October 2017 until January 2018 and has served as our Executive Vice President, General Counsel and Secretary since January 2018. Mr. Fitzpatrick is responsible for our corporate governance, legal, corporate development, intellectual property and risk management functions. Prior to joining Evofem, Mr. Fitzpatrick served as Chief Legal Officer of Kyriba Corporation from 2014 to 2015 and Senior Vice President, General Counsel, Compliance Officer and Secretary of Verenium Corporation, a publicly traded biotechnology company from 2010 to 2014. Prior to that, Mr. Fitzpatrick served as Senior Vice President,

General Counsel and Secretary of Kintera, Inc., a publicly traded technology company. Following the sale of Kintera, Mr. Fitzpatrick continued to serve in a similar position for a major division of Blackbaud, Inc. Prior to that, as a member of the business, corporate and technology departments with the law firms Cooley LLP and Latham & Watkins LLP in San Diego, and Rogers & Wells LLP (now Clifford Chance) in London, Mr. Fitzpatrick represented pharmaceutical and other technology companies, investment banks and venture capitalists in a variety of transactions including numerous collaborations, mergers and acquisitions, intellectual property matters, licensing and financing activity. Mr. Fitzpatrick received a B.S. in mathematics from Georgetown University and a J.D. from the University of California, Berkeley.

Non-Employee Directors
William Hall, Ph.D., M.D.
William Hall, Ph.D., M.D. has served as a member of our board of directors since January 2018 and has served as the Chairman of our board of directors since April 2020. Professor Hall is a renowned expert in infectious diseases and virology and he currently serves as a Distinguished Professor in Hokkaido University in Japan and is Professor Emeritus of Medical Microbiology and the Centre for Research in Infectious Diseases at University College Dublin’s (UCD) School of Medicine and Medical Science. Professor Hall also serves as a consultant to the Minister of Heath and Children in the Republic of Ireland, providing input on a range of topics including influenza pandemic preparedness and bioterrorism. Prior to his tenure at UCD, Professor Hall was Professor and Head of the Laboratory of Medical Virology, Senior Physician and Director of the Clinical Research Center at the Rockefeller University in New York. Professor Hall previously served as an Assistant and Associate Professor of Medicine at Cornell University. Professor Hall is a board member of The Atlantic Philanthropies and is a co-founder of the Global Virus Network. Professor Hall has served as a non-executive director of ICON PLC, based in Dublin, Ireland, since February 2013. Professor Hall is a member of its audit committee and the compensation committee and is chair of the nominating and governance committee. Professor Hall holds a B.Sc. (Honors) in Biochemistry and a Ph.D. in Biochemistry/Virology from Queen’s University Belfast. Professor Hall received his M.D. from Cornell University Medical College, New York and a Diploma of Tropical Medicine and Hygiene, from the London School of Hygiene and Tropical Medicine, London. We believe Professor Hall is qualified to serve on our board of directors based on his extensive experience working in infectious diseases and virology and prior experiences on other board of directors.
Gillian Greer, Ph.D.
Gillian Greer, Ph.D. has served as a member of our board of directors since January 2018. From 2012 to 2017, Dr. Greer served as the Chief Executive Officer of Volunteer Service Abroad, a New Zealand non-profit organization that sends volunteers to work with partner organizations in the Pacific and Asia region. During this same period, she also served as a Trustee for WomanCare Global International. Dr. Greer also served as the Chief Executive Officer of the National Council of Women of New Zealand from 2017 to 2018. From 2006 to 2011 Dr. Greer served as Director General of the International Planned Parenthood Federation (IPPF), the world’s largest international sexual and reproductive health non-profit organization, working in 172 countries providing advocacy, education and sexual and reproductive health services, including maternal health, HIV/AIDS, family planning and adolescent health. During this time Dr. Greer also worked closely with UN agencies and governments to advocate for investment in health and human rights and served on the board of directors of ICON PLC. Prior to her work with IPPF, Dr. Greer served as Executive Director of the Family Planning Association of New Zealand where she was involved in international and regional advocacy training and initiatives, including chairing the Asia Pacific Alliance, and was made a Member of the New Zealand Order of Merit for services to family planning in 2005. From 1996 to 1998 Dr. Greer was Assistant Vice Chancellor Equity and Human Resources, Victoria University of Wellington, New Zealand. Dr. Greer’s early career was in education at secondary and tertiary levels. Throughout her career Dr. Greer has demonstrated an ongoing commitment to health, education, sustainable development, women’s empowerment, and human rights. Dr. Greer is passionate about strengthening civil society and building high performing organizations that are effective, ethical, and accountable and can clearly demonstrate their impact. Dr. Greer has also served in a governance capacity for a number of charities and a university Council, as well as advisory panels to New Zealand Ministers of Foreign Affairs and Trade. Dr. Greer was made a Commander of the British Empire for services to international health and women’s rights in 2011. Dr. Greer continues to be in high demand as a speaker, facilitator, chairperson, and board member. Dr. Greer holds a B.A. in English from the University of Auckland and a Ph.D. in New Zealand Literature from the Victoria University of Wellington. We believe Dr. Greer’s long experience as an executive officer and board member of organizations dedicated to women’s sexual health qualifies her to serve as a member of our board of directors.
Tony O’Brien
Tony O’Brien has served as a member of our board of directors since January 2018. He served as the Director General of Ireland’s Health Service Executive (HSE), an organization responsible for the provision of health and personal social services for the residents of Ireland from July 2012 to May 2018. Prior to his role as Director General, Mr. O’Brien was the Chief Operating Officer of the Department of Health’s Special Delivery Unit and a member of the Department’s Management Board. Mr. O’Brien previously served as Director of Clinical Strategy and Programs in the HSE and Chief Executive Officer of the National Treatment Purchase Fund. Mr. O’Brien served as Chief Advisor to the HSE on the implementation of the National Cancer Control Strategy, Project Director for the National Plan for Radiation Oncology and is a former Chairman of the

National Cancer Registry Board. Mr. O’Brien was the founding Chief Executive Officer of the National Cancer Screening Service from 2007 to May 2011, Director of BreastCheck, CervicalCheck and an Associate and Interim Director of the National Cancer Control Programme. Prior to joining the HSE, Mr. O’Brien served as Chief Executive of the Irish Family Planning Association and as the Chief Executive of the UK Family Planning Association. Mr. O’Brien is a Chartered Director of the Institute of Directors in Ireland. Mr. O’Brien holds a Master of Sciences in Management Practice from Trinity College, University of Dublin. Mr. O’Brien is Adjunct Assistant Professor in Health Strategy and Management at Trinity College Dublin. Mr. O’Brien also currently serves as a director and owner of Global Leadership And Governance Solutions Limited, a private limited company organized in the Republic of Ireland. We believe Mr. O’Brien’s extensive experience as an executive and member of the boards of directors for health care and life sciences companies qualifies him to be a member of our board of directors.
Colin Rutherford
Colin Rutherford served as a member of the board of Private Evofem, from November 2015 until January 2018 and has served as a member of our board of directors since January 2018. He joined the board of a Spanish Biopharma business, Hifas da Terra SA, in 2018, which is a leading product innovator in the field of mycotherapy, providing applications for use in both immunotherapy and oncology. Since 2013, he has served on the board and is Audit Committee Chairman of Mitchells & Butlers Plc, the UK’s largest quoted F&B leisure group. Since 2005, he has served on the board and Audit Committee of the quoted Oil & Gas shipping logistics business, Renaissance Services SAOG, based in Muscat and Dubai. He has been the Chairman of Brookgate Limited, a UK property development business backed by Goldman Sachs and TPG. Mr. Rutherford also serves as Executive Chairman of Teachers Media plc, a private education company. Mr. Rutherford serves independently on three private Scottish based family company board of directors in Health care, Retail and Timber. From 2012 to 2014, Mr. Rutherford served as Chairman of European Health care Group Limited, before its acquisition by two US based hedge funds. From 2008 to 2011, Mr. Rutherford served as Chairman and CEO of the quoted UK fund management group, MAM Funds Plc. From 2004 to 2009, Mr. Rutherford served as Chairman of SGI Funds, a Guernsey, Cayman and Hong Kong based diversified fund management group. From 2003 to 2006 Mr. Rutherford was Chairman and oversaw the restructuring of Noble House Group Limited, a large UK leisure business which was sold in 2006. In 2002 as Chairman and CEO he led the restructuring and sale of quoted UK finance specialist Euro-Sales Plc with 18 offices across Europe. Mr. Rutherford graduated in Accountancy and Finance from Heriot Watt University and qualified as a chartered accountant with Touche Ross in 1984. Mr. Rutherford is a Harvard Business School Alumni. We believe that Mr. Rutherford is qualified to serve as a member of our board of directors because of his prior experience as a member of Private Evofem’s board of directors and his many years of finance and operations leadership experience in the health care and life sciences industries.
Kim P. Kamdar, Ph.D.
Kim P. Kamdar, Ph.D. served as a member of the board of directors of Private from April 2011 to January 2018 and has served as a member of our board of directors since January 2018. Dr. Kamdar is a Managing Partner of Domain Associates, LLC, a life sciences venture capital firm, which she joined in 2005.Dr. Kamdar is currently chair of the board of directors of Seraphina Therapeutics, Inc. and Truvian Sciences. She also serves on the board of directors of several private companies including Alume, Epic Sciences, Obalon Therapeutics, Sera Prognostics, Singular Genomics and Pleno Inc. Past investments include Ariosa (acquired by Roche), Corthera (acquired by Novartis), BiPar Sciences (acquired by Sanofi-Aventis) and Achaogen (Nasdaq: AKAO). Formerly, Dr. Kamdar was a Kauffman Fellow with MPM Capital (MPM). Prior to joining MPM, Dr. Kamdar was a research director at Novartis, where she built and led a research team that focused on the biology, genetics and genomics of model organisms. Dr. Kamdar is the author of ten papers as well as the inventor on seven patents. Dr. Kamdar received her B.A. from Northwestern University and her Ph.D. in biochemistry and genetics from Emory University. Dr. Kamdar serves as an advisory board member of Dr. Eric Topol’s NIH supported Clinical and Translational Science Award for Scripps Medicine and is also on the non-profit board for Access Youth Academy, an organization that is transforming the lives of underserved youth through academic enrichment, health and wellness, social responsibility and leadership through squash. We believe Dr. Kamdar is qualified to serve on our board of directors based on her extensive experience working and serving on the boards of directors of life sciences companies and her experience working in the venture capital industry.
Lisa Rarick, M.D. F.A.C.O.G.
Lisa Rarick, M.D. F.A.C.O.G. is a board-certified obstetrician/gynecologist and regulatory affairs expert with 35 years’ experience in women’s health and 15 years’ experience leading several offices within the U.S. Food and Drug Administration (FDA). Dr. Rarick began her career at the FDA in 1988 as a Medical Officer, responsible for the management of products indicated for a variety of reproductive health conditions, including oral, transdermal and vaginal contraceptives. She became the Director for the Division of Reproductive and Urologic Products when it was formed in 1996, and later held several management roles in the Center for Drug Evaluation and Research, including Deputy Director of the Office of Drug Evaluation 2 and Associate Director in the Office of the Center Director. Her final year at the FDA was spent in the Office of Women’s Health, where she focused on HIV prevention, pregnancy prevention, pre- and post-pregnancy care and menopausal therapy. She is currently a reproductive health and regulatory affairs consultant who has helped numerous companies navigate the development of their products from early-stage development through FDA approval. Dr. Rarick received her B.S. and M.D. from the Loma Linda University School of Medicine and completed her residency training in Obstetrics and Gynecology at

Georgetown University. She has been a member of the Scientific Advisory Committee for the National Institute of Child Health and Human Development since 2004 and served on the board of directors for Alliance Partners 360 from June 2017 - June 2019. We believe that Ms. Rarick is qualified to serve as a member of our board of directors because of her extensive experience in health care/women’s health matters as well as her vast prior experience with regulatory matters and the life sciences industry.
Audit Committee and Financial Expert
The audit committee of our board was established by our board of directors in accordance with Section 3(a)(58)(A) of the Exchange Act. The current members of our audit committee are Mr. Rutherford, Dr. Kamdar and Mr. O’Brien. Mr. Rutherford serves as Chairperson of the committee. Our board of directors has determined that all of the members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and The Nasdaq Stock Market (Nasdaq). Our board of directors has determined that Mr. Rutherford is an audit committee financial expert as defined under the applicable rules of the SEC and has the requisite financial sophistication as defined under the applicable rules and regulations of Nasdaq. Our board of directors has determined that all of the members of our audit committee are independent directors as defined under the applicable rules and regulations of the SEC and Nasdaq.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that applies to our officers, directors and employees, which is available on our website at www.evofem.com and will be made available to stockholders without charge, upon request, in writing to our Corporate Secretary, Evofem Biosciences, Inc., 12400 High Bluff Drive, Suite 600, San Diego, CA 92130. The Code of Business Conduct and Ethics contains general guidelines for conducting the business of our company consistent with the highest standards of business ethics and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. In addition, disclosure regarding any amendments to, or waivers from, provisions of our Code of Business Conduct and Ethics that apply specifically to our directors, principal executive officer and principal financial officer will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting or the issuance of a press release of such amendments or waivers is then permitted by the rules of Nasdaq.
Item 11. Executive Compensation.
Summary Compensation Table
The following table summarizes information concerning the compensation awarded to, earned by, or paid for services rendered in all capacities by our named executive officers during the years ended December 31, 2020 and 2019:

Name and Principal Position	Year Ended December 31,	Salary ($)	Bonus ($)	Restricted Stock Awards (1) ($)	Option Awards (1) ($)	All Other Compensation (2)($)	Total ($)
Saundra Pelletier	2020	780,850	1,045,850 (3)	1,302,900 (4)	1,044,000 (5)	14,744	4,188,344
Chief Executive Officer	2019	846,570 (6)	1,044,444 (7)	889,500 (8)	—	23,469 (9)	2,803,983
Justin J. File	2020	566,577	444,932 (10)	651,450 (11)	348,000 (12)	3,076	2,014,035
Chief Financial Officer	2019	611,807 (13)	273,709(14)	296,500 (15)	—	994	1,183,010
Russ Barrans	2020	491,625	265,813 (16)	816,450 (17)	348,000 (18)	5,538	1,927,426
Chief Commercial Officer	2019	477,990 (19)	197,014(20)	694,250 (21)	—	3,564	1,372,818

(1)Amounts listed in this column represent the aggregate fair value on the date of vesting of the Company’s equity awards granted to the named executive officers determined in accordance with Financial Accounting Standards Board (FASB) ASC Topic 718, Compensation-Stock Compensation (FASB ASC Topic 718). See Note 12 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2020 for details as to the assumptions used to determine the fair value of these awards.
(2)All Other Compensation primarily includes premiums paid for group term life insurance, except for Ms. Pelletier as discussed in note (9) below.
(3)Consists of (i) an executive officer bonus in the amount of $215,000 paid to Ms. Pelletier in her capacity as the Company’s Chief Executive Officer, (ii) a bonus in the amount of $50,000 for the achievement of certain performance milestone by Ms. Pelletier and (iii) a bonus in the amount of $780,850 as approved by the Compensation Committee in respect of her performance and the Company’s performance during 2020.
(4)On February 25, 2020, the Company granted Ms. Pelletier 300,000 shares of common stock issued as Restricted Stock Awards (RSAs), which fully vested in connection with the Company’s achievement of certain performance milestones in 2020. Of these RSAs, the Company withheld 187,050 shares of common stock to satisfy statutory tax withholding requirements upon vesting of such RSAs during 2020.
(5)On February 25, 2020, the Company granted Ms. Pelletier 300,000 stock options which vest in a series of thirty-six (36) successive equal monthly installments upon completion of each additional month of service for the Company measured from the vesting commencement date of February 25, 2020.
(6)Consists of (i) $754,444 paid to Ms. Pelletier pursuant to Ms. Pelletier’s employment agreement with the Company and (ii) $92,126 accrued but unused vacation time paid in 2019 upon a change in the Company's vacation policy.
(7)Consists of (i) an executive officer bonus in the amount of $215,000 paid to Ms. Pelletier in her capacity as the Company’s Chief Executive Officer, (ii) a bonus in the amount of $75,000 for the achievement of certain performance milestone by Ms. Pelletier and (iii) a bonus in the amount of $754,444 as approved by the Compensation Committee in respect of her performance and the Company’s performance during 2019.
(8)On February 25, 2019, the Company granted Ms. Pelletier, 150,000 shares of common stock which fully vested in connection with the Company’s achievement of certain performance milestones in 2019. Of these RSAs, the Company withheld 89,524 shares of common stock to satisfy statutory tax withholding requirements upon vesting of such RSAs during 2019.
(9)All Other Compensation for Ms. Pelletier includes (i) a $1,242 premium paid for group term life insurance and (ii) $22,227 in fringe benefits paid on behalf of Ms. Pelletier.
(10)Consists of (i) a bonus in the amount of $20,000 for the achievement of certain performance milestone by Mr. File and (ii) a bonus in the amount of $424,932 as approved by the Compensation Committee in respect of his performance and the Company’s performance during 2020.
(11) On February 25, 2020, the Company granted Mr. File 150,000 shares of common stock issued as RSAs, which fully vested in connection with the Company’s achievement of certain performance milestones in 2020. Of these RSAs, the Company withheld 93,492 shares of common stock to satisfy statutory tax withholding requirements upon vesting of such RSAs during 2020.
(12) On February 25, 2020, the Company granted Mr. File 100,000 stock options which vest in a series of thirty-six (36) successive equal monthly installments upon completion of each additional month of service for the Company measured from the vesting commencement date of February 25, 2020.
(13)Consists of (i) $547,417 paid to Mr. File pursuant to Mr. File’s employment agreement with the Company and (ii) $64,390 accrued but unused vacation time paid in 2019 upon a change in the Company's vacation policy.
(14)Consists of a bonus in the amount of $273,709 as approved by the Compensation Committee in respect of Mr. File's performance and the Company’s performance during 2019.
(15)On February 25, 2019, the Company granted Mr. File 50,000 shares of common stock issued as RSAs, which fully vested in connection with the Company’s achievement of certain performance milestones in 2019. Of these RSAs, the Company withheld 33,239 shares of common stock to satisfy statutory tax withholding requirements upon vesting of the RSAs during 2019.
(16) Consists of (i) a bonus in the amount of $20,000 for the achievement of certain performance milestone by Mr. Barrans and (ii) a bonus in the amount of $245,813 as approved by the Compensation Committee in respect of his performance and the Company’s performance during 2020.
(17) On February 25, 2020, the Company granted Mr. Barrans 150,000 shares of common stock issued as RSAs, which fully vested in connection with the Company’s achievement of certain performance milestones in 2020. Of these RSAs, the Company withheld 38,731 shares of common stock to satisfy statutory tax withholding requirements upon vesting of the RSAs during 2020. The Company also withheld 20,381 shares of common stock to satisfy statutory tax withholding requirements upon vesting of the second tranche RSAs during 2020 that were granted in July 2019 as discussed in Note (16) below.
(18) On February 25, 2020, the Company granted Mr. Barrans 100,000 stock options which vest in a series of thirty-six (36) successive equal monthly installments upon completion of each additional month of service for the Company measured from the vesting commencement date of February 25, 2020.
(19)Consists of (i) $437,500 paid to Mr. Barrans pursuant to Mr. Barrans’ employment agreement with the Company and (ii) $40,490 accrued but unused vacation time paid in 2019 upon a change in the Company’s vacation policy.

(20)Consists of a bonus in the amount of $197,014 as approved by the Compensation Committee in respect of Mr. Barran's performance and the Company’s performance during 2019.
(21)On February 25, 2019, the Company granted Mr. Barrans 75,000 shares of common stock issued as RSAs, which fully vested in connection with the Company’s achievement of certain performance milestones in 2019. Of these RSAs, the Company withheld 26,408 shares of common stock to satisfy statutory tax withholding requirements upon vesting of the RSAs during 2019. On July 8, 2019, the Company granted Mr. Barrans 150,000 shares of common stock, issued as RSAs, which vest annually over 3 years starting from the grant date. Of these RSAs, the Company withheld 13,257 shares of common stock to satisfy statutory tax withholding requirements upon vesting of the first tranche RSAs during 2019.
Employment, Severance and Separation Agreements
Employment Agreements
On July 2, 2018, we entered into employment agreements with each of Ms. Pelletier, Mr. File and Mr. Barrans. Pursuant to the terms of these employment agreements, each of Ms. Pelletier, Mr. File and Mr. Barrans is currently eligible to receive an annual base salary of $812,083, $589,240 and $511,290, respectively, and target bonuses as a base salary in amounts up to 100%, 75% and 50% respectively, payable in the discretion of our board of directors.
The employment agreements also entitle these executive officers to (i) participate in benefit/welfare plans and fringe benefits provided generally to our senior executives, (ii) receive reimbursement for ordinary and reasonably incurred business expenses and (iii) receive paid vacation and holiday time in accordance with policies generally applicable to our senior executives. Each executive officer may terminate his or her employment for good reason after giving us thirty days to correct or “cure” the circumstances giving rise to a termination for good reason, and each executive officer may terminate his or her employment upon at least thirty days’ prior written notice to us for any reason other than for good reason. We may terminate the employment of each executive officer without prior written notice for cause or in the event of the executive officer’s disability. We may also terminate the employment of each executive officer without cause on thirty days’ prior written notice. The employment agreements will be automatically terminated upon the death of the applicable executive officer. If an executive officer’s employment is terminated by us for cause, by reason of his or her death or disability, as a result of the applicable executive officer without good reason, we agreed to pay the terminated executive officer the amount of our accrued obligations as of the date of such termination. If an executive officer’s employment is terminated without cause or the applicable executive officer resigns for good reason, then we have agreed to make the payments set forth below.
Severance Obligations
Saundra Pelletier
If Ms. Pelletier is terminated by us other than for cause or Ms. Pelletier resigns for good reason, then pursuant to her employment agreement, we have agreed to pay and provide to Ms. Pelletier: (i) all accrued obligations as of the date of termination, (ii) any accrued but unpaid bonus for the prior fiscal year, (iii) a pro-rated bonus for the year in which the termination occurs as of her termination date, (iv) an amount equal to eighteen months of her then-current base salary in a lump sum and (v) eighteen months of continuing health benefits coverage, each subject to the conditions outlined in the agreement. In addition, fifty percent (50%) of any unvested and outstanding equity interests Ms. Pelletier may have shall immediately vest and become exercisable, in each case subject to the conditions outlined in her equity agreements. If Ms. Pelletier’s employment is terminated without cause or if Ms. Pelletier resigns for good reason, in each case within three months prior to or twelve months following a change of control, then we have agreed to pay and provide to Ms. Pelletier: (i) all accrued obligations as of the date of termination, (ii) an amount equal to twenty-four months of her then-current base salary in a lump sum, (iii) any accrued but unpaid bonus for the prior fiscal year, (iv) her target annual bonus for the year in which the termination occurs at the rate in effect immediately prior to such termination multiplied by a factor of 2.0 and (v) twenty-four months of continuing health benefits coverage, each subject to the conditions outlined in the agreement. In addition, any unvested and outstanding equity interests Ms. Pelletier may have shall fully vest and become exercisable, in each case subject to the conditions outlined in her equity agreements.
Justin J. File and Russell Barrans
If Justin J. File or Russell Barrans (each a Non-CEO Executive; or collectively, the Non-CEO Executives) is terminated by us other than for cause or a Non-CEO Executive resigns for good reason, then we have agreed to pay and provide to each Non-CEO Executive: (i) all accrued obligations as of the date of termination, (ii) any accrued but unpaid bonus for the prior fiscal year, (iii) a pro-rated bonus for the year in which the termination occurs as of his or her termination date, (iv) an amount equal to twelve months of his or her then-current base salary in a lump sum and (v) twelve months of continuing health benefits coverage, each subject to the conditions outlined in their respective agreements. In addition, fifty percent (50%) of any unvested and outstanding equity interests a Non-CEO Executive may have shall immediately vest and become exercisable, in each case subject to the conditions outlined in his or her equity agreements. If a Non-CEO Executive’s employment is terminated without cause or if a Non-CEO Executive resigns for good reason, in each case within three months prior to or twelve months following a change of control, then we have agreed to pay and provide to such Non-CEO Executive: (i) all accrued obligations as of the date of termination, (ii) an amount equal to eighteen months of his or her then-current base salary in a lump sum, (iii) any accrued but unpaid bonus for the prior fiscal year, (iv) his or her target annual bonus for the year in which the termination occurs at the rate in effect immediately prior to such termination multiplied by a factor of 1.5 and (v) eighteen months of continuing health benefits coverage, each subject to the conditions outlined in the agreement. In addition, any unvested and outstanding equity interests a Non-CEO Executive may have shall fully vest and become exercisable, in each case subject to the conditions outlined in his or her equity agreements.
Severance Tax Matters
All payments made and benefits available to each executive officer in connection with his or her employment agreement will comply with Section 409A of the Internal Revenue Code of 1986, as amended (the Code), in accordance with the terms of his or her employment agreement. In the event the benefit provided to an employee (i) constitutes “parachute payments” within the meaning of Section 280G of the Code, and (ii) would otherwise be subject to the excise tax imposed by Section 4999 of the Code, then such “Payments” will be reduced. The reduced amount will be either (x) the largest portion of the Payment that would result in no portion of the Payment being subject to the excise tax or (y) the largest portion, up to and including the total, of the Payment, whichever amount results in the executive officer’s receipt, on an after-tax basis, of the greater amount of the Payment notwithstanding that all or some portion of such benefits may be taxable under Section 4999 of the Code. If a reduction in payments or benefits constituting “parachute payments” is necessary to limit or avoid a certain employee’s excise tax, the reduction shall occur at the election of such employee (provided, however, that such election shall be subject to our approval if made on or after the effective date of the event that triggers the Payment) and may reduce cash payments, cancel accelerated vesting of stock award, and/or reduce employee benefits in any order or combination that maximizes the amount of such reduced amount. In the event that acceleration of vesting of stock award compensation is to be reduced, such acceleration of vesting shall be cancelled in the reverse order of the date of grant of such executive officer’s stock awards unless the executive officer elects a different order for cancellation.
Outstanding Equity Awards at December 31, 2020
The following table shows the outstanding equity awards held by our named executive officers as of December 31, 2020.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Grant Date	Option Expiration Date	Number of Shares of Stock Awards That Have Not Vested	Market Value of Shares of Stock Awards That Have Not Vested ($)
Saundra Pelletier	6,719 (1) 42,076 (2) 825,000 252,541 197,656 83,333	— — — 60,959 86,969 216,667	79.87 46.36 7.29 2.10 3.45 4.87	6/3/2013 9/28/2016 3/12/2018 7/31/2018 11/28/2018 02/05/2020	6/3/2023 9/28/2026 3/12/2028 7/31/2028 11/28/2028 02/05/2030	—	—
Justin J. File	23,099 (3) 300,000 91,833 71,875 27,777	— — 22,167 31,625 72,223	46.36 7.29 2.10 3.45 4.87	9/28/2016 3/12/2018 7/31/2018 11/28/2018 02/05/2020	9/28/2026 3/12/2028 7/31/2028 11/28/2028 02/05/2030	—	—
Russell Barrans	5,133 (4) 260,000 79,588 69,444 27,777	— — 19,212 30,556 72,223	46.36 7.29 2.10 3.45 4.87	9/28/2016 3/12/2018 7/31/2018 11/28/2018 02/05/2020	9/28/2026 3/12/2028 7/31/2028 11/28/2028 02/05/2030	50,000	120,500 (5)

(1)The share numbers and exercise prices reflected are those of options issued to the executive upon completion of the Merger in January 2018. These options were issued upon completion of the Merger in exchange for options to purchase 261,784 shares of Private Evofem common stock, which were fully vested upon grant, at an exercise price of $2.05 per share awarded to the executive by Evofem Operations in 2013 (See more detail described in Note 3 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018).
(2)The share numbers and exercise prices reflected are those of options issued to the executive upon completion of the Merger in January 2018. These options were issued upon completion of the Merger in exchange for options to purchase an aggregate of 1,639,404 shares of Private Evofem common stock at an exercise price of $1.19 per share awarded to the executive by Private Evofem in 2016.
(3)The share numbers and exercise prices reflected are those of options issued to the executive upon completion of the Merger in January 2018. These options were issued upon completion of the Merger in exchange for options to purchase an aggregate of 900,000 shares of Private Evofem common stock at an exercise price of $1.19 per share awarded to the executive by Private Evofem in 2016.
(4)The share numbers and exercise prices reflected are those of options issued to the executive upon completion of the Merger in January 2018. These options were issued upon completion of the Merger in exchange for options to purchase 200,000 shares of Private Evofem Common stock at an exercise price of $1.19 per share awarded to the executive by Private Evofem in 2016.
(5)Calculated based on the closing trading price of our common stock as reported on Nasdaq on December 31, 2020 ($2.41), the last trading day of 2020.

Employee Benefit and Equity Incentive Plans
Stock Compensation Plans
Summary of the Amended and Restated 2014 Plan
The Company initially adopted the 2007 Stock Plan (2007 Plan) in March 2007 under which 211,893 shares of common stock were reserved for issuance to employees, non-employee directors, and consultants of the Company. The Company ceased granting any additional awards under our 2007 Plan, and presently grants equity awards under the Amended and Restated 2014 Plan.
On September 15, 2014, our board of directors adopted, and our stockholders approved, the 2014 Equity Incentive Plan. The 2014 Equity Incentive Plan, as amended and restated, provides incentives that will assist us to attract, retain, and motivate employees, including officers, consultants, and directors. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and units and other cash-based or share-based awards. In addition, the Amended and Restated 2014 Plan contains a mechanism through which we may adopt a deferred compensation arrangement in the future.
A total of 166,666 shares of our common stock was initially authorized and reserved for issuance under the Amended and Restated 2014 Plan. As of February 28, 2021, a total of 801,109 shares of our common stock were reserved and available for issuance under the Amended and Restated 2014 Plan. Per the terms of the Amended and Restated 2014 Plan, this reserve will automatically increase on each January 1 through 2024, by an amount equal to the smaller of:
• 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31; or
• an amount determined by our board of directors.
Appropriate adjustments will be made in the number of authorized shares and other numerical limits in the Amended and Restated 2014 Plan and in outstanding awards to prevent dilution or enlargement of participants’ rights in the event of a stock split or other change in our capital structure. Shares subject to awards which expire or are cancelled or forfeited will again become available for issuance under the Amended and Restated 2014 Plan.
The Amended and Restated 2014 Plan is administered by the Compensation Committee of our board of directors. Pursuant to the provisions of the Amended and Restated 2014 Plan, the Compensation Committee determines, in its discretion, the persons to whom and the times at which awards are granted, the sizes of such awards and all of their terms and conditions. The Compensation Committee has the authority to construe and interpret the terms of the Amended and Restated 2014 Plan and awards granted under it. The Amended and Restated 2014 Plan provides, subject to certain limitations, for indemnification by us of any director, officer, or employee against all reasonable expenses, including attorneys’ fees, incurred in connection with any legal action arising from such person’s action or failure to act in administering the Amended and Restated 2014 Plan.
In the event of a change in control as described in the Amended and Restated 2014 Plan, the acquiring or successor entity may assume or continue all or any awards outstanding under the Amended and Restated 2014 Plan or substitute substantially equivalent awards. The Compensation Committee may provide for the acceleration of vesting of any or all outstanding awards upon such terms and to such extent as it determines, except that the vesting of all awards held by members of the board of directors who are not employees will automatically be accelerated in full upon a change in control. Any award held by a participant whose service has not terminated prior to a change in control that is not assumed, continued, or substituted for in connection with a change in control or are not exercised or settled prior to the change in control will terminate effective as of the time of the change in control. Notwithstanding the foregoing, except as otherwise provided in an award agreement governing any award, in the discretion of the Compensation Committee, any award that is not assumed, continued, or substituted for in connection with a change in control shall, subject to the provisions of applicable law, become fully vested and exercisable and/or settleable as of a date prior to, but conditioned upon, the consummation of the change in control. The Amended and Restated 2014 Plan also authorizes the Compensation Committee, in its discretion and without the consent of any participant, to cancel each or any outstanding award denominated in shares upon a change in control in exchange for a payment to the participant with respect to each vested share subject to the cancelled award (and each unvested share, if so determined by the Compensation Committee) of an amount equal to the excess of the fair market value of the consideration to be paid per share of common stock in the change in control transaction over the exercise price per share, if any, under the award. The vesting schedules of all outstanding options of the Company, excluding any shares issuable pursuant to the assumed equity incentive plan of Private Evofem, were fully accelerated in connection with the Merger and termination of employment or service arrangement with the Company.
The Amended and Restated 2014 Plan will continue in effect until it is terminated, provided, however, that all awards will be granted, if at all, within ten years of its effective date. The Compensation Committee may amend, suspend or terminate the Amended and Restated 2014 Plan at any time, provided that without stockholder approval, the Amended and Restated 2014 Plan cannot be amended by the Compensation Committee without stockholder approval to increase the number of shares authorized, change the class of persons eligible to receive incentive stock options, or effect any other change that would require stockholder approval under any applicable law or listing rule.
Summary of the 2018 Inducement Plan
On July 24, 2018 upon the recommendation of our compensation committee the board of directors approved our 2018 Inducement Equity Incentive Plan (the Inducement Plan) and reserved 250,000 shares of our common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the company, as an inducement to the individual’s entry into employment with the company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. On February 25, 2020, the board of directors approved an increase to the number of shares of our common stock reserved and available for issuance under the Inducement Plan to 1,250,000. The Inducement Plan was adopted without stockholder approval pursuant to Rule 5635(c)(4). The Inducement Plan provides for the grant of equity-based awards, including options, restricted and unrestricted stock awards, and other stock-based awards, and its terms are substantially similar to the Amended and Restated 2014 Plan, but with such other terms and conditions intended to comply with the Nasdaq inducement award exception. As of February 28, 2021, there were 674,200 shares outstanding and 545,175 shares available for grant under the Inducement Plan.
2019 Employee Stock Purchase Plan
On May 7, 2019, the board of directors approved a new 2019 Employee Stock Purchase Plan (the 2019 ESPP), which was approved by stockholders at the 2019 annual meeting held on June 5, 2019 and which authorizes the issuance of up to 500,000 shares of common stock pursuant to purchase rights granted to employees. This authorized number of shares may be increased annual increase on the first day of each of the Company’s fiscal years beginning in 2020 and ending on the first day of 2029, in an amount equal to the lesser of (i) 1,000,000 shares, (ii) two percent (2%) of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares as is determined by the board of directors. The 2019 ESPP enables eligible full-time and part-time employees to purchase shares of the Company’s common stock through payroll deductions of between 1% and 15% of eligible compensation during an offering period. A new offering period begins approximately every June 15 and December 15. At the last business day of each offering period, the accumulated contributions made during the offering period will be used to purchase shares. The purchase price is 85% of the lesser of the fair market value of the common stock on the first or the last business day of an offering period. The maximum number of shares of common stock that may be purchased by any participant during an offering period will be equal to $25,000 divided by the fair market value of the common stock on the first business day of an offering period.
As of February 28, 2021, there were 169,036 shares of common stock purchased and 2,293,721 shares of our common stock reserved and available for issuance under the 2019 ESPP.

Private Evofem Equity Incentive Plan
The Private Evofem Equity Incentive Plan was assumed by the Company in connection with the Merger and shares of Private Evofem common stock issuable pursuant to options previously granted under the Private Evofem Equity Incentive Plan became options to purchase our common stock upon completion of the Merger. No new awards may be granted under the Private Evofem Equity Incentive Plan. As of February 28, 2021, a total of 148,315 shares of our common stock were reserved for issuance upon the exercise of outstanding options under the Private Evofem Equity Incentive Plan.

2014 Employee Stock Purchase Plan
In November 2014, the Company adopted the 2014 Employee Stock Purchase Plan (the 2014 ESPP), which enables eligible employees to purchase shares of its common stock using their after-tax payroll deductions of up to 15% of their eligible compensation, subject to certain restrictions. Effective as of May 7, 2019, the 2014 ESPP was terminated by our board of directors and is no longer of any force or effect. There were 1,339 shares of common stock purchased under the 2014 ESPP prior to its termination.
Perquisites, Health and Retirement Benefits
Health, Welfare and Retirement Benefits
Our executive officers are eligible to participate in all of our employee benefit plans, including our medical, dental, vision, group life and disability insurance plans, in each case on the same basis as other employees.
Director Compensation
The following table sets forth the compensation (cash and equity) received by our non-employee directors during the year ended December 31, 2020.

Name	Fees Earned ($)	Option Awards (1) ($)	All Other Compensation ($)	Totals ($)
William Hall, Ph.D., M.D.	86,358	168,890	—	255,248
Gillian Greer, Ph.D.	62,500	168,890	—	231,390
Kim Kamdar, Ph.D.	67,666	168,890	—	236,556
Tony O’Brien	75,000	168,890	—	243,890
Lisa Rarick, M.D.	42,222	168,890	—	211,112
Colin Rutherford	70,000	168,890	—	238,890
Thomas Lynch	20,000	—	841,500 (2)	861,500

(1)Amounts listed in this column represent the aggregate fair value of the option awards computed as of the grant date of each option award in accordance with FASB ASC Topic 718, rather than amounts paid to or realized by the named individual. There can be no assurance that options will be exercised (in which case no value will be realized by the individual) or that the value on exercise will approximate the fair value as computed in accordance with FASB ASC Topic 718. The assumptions used in the valuation of these awards are set forth in Note 12 to our Consolidated Financial Statements included in this Annual Report for the year ended December 31, 2020, which are included in our Annual Report, which is incorporated herein by reference.

(2)Consists of (i) $67,500 consulting fees and (ii) $774,000 restricted stock units awarded under Mr. Lynch’s 2019 Consulting Agreement, representing the aggregate fair value of the awards computed as of the grant date in accordance with FASB ASC Topic 718. These restricted stock units were cancelled upon the passing of Mr. Lynch. Mr. Lynch did not receive an equity award in 2020 in his capacity as a member of our board of directors.

The following table shows the outstanding equity awards held by our non-employee directors as of December 31, 2020.

Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise price ($)	Option Grant Date	Option Expiration date
William Hall, Ph.D., M.D.	22,633 12,875 50,000 —	2,058 — — 50,000	7.29 6.99 6.05 5.06	3/12/2018 5/8/2018 6/5/2019 5/12/2020	3/12/2028 5/8/2028 6/5/2029 5/12/2030
Gillian Greer, Ph.D.	22,633 12,875 50,000 —	2,058 — — 50,000	7.29 6.99 6.05 5.06	3/12/2018 5/8/2018 6/5/2019 5/12/2020	3/12/2028 5/8/2028 6/5/2029 5/12/2030
Kim Kamdar, Ph.D.	6,065 8,905 10,583 2,075 12,875 50,000 —	— — — — — — 50,000	37.74 6.78 12.90 13.14 6.99 6.05 5.06	6/16/2015 6/21/2016 5/11/2017 6/20/2017 5/8/2018 6/5/2019 5/12/2020	6/16/2025 6/21/2026 5/11/2027 6/20/2027 5/8/2028 6/5/2029 5/12/2030
Tony O’Brien	22,633 12,875 50,000 —	2,058 — — 50,000	7.29 2.31 6.05 5.06	3/12/2018 7/24/2018 6/5/2019 5/12/2020	3/12/2028 7/24/2028 6/5/2029 5/12/2030
Lisa Rarick	20,833 —	54,167 50,000	5.85 5.06	2/25/2020 5/12/2020	2/25/2030 5/12/2030
Colin Rutherford	770 37,633 12,875 4,470 50,000 —	— 2,058 — 1,080 — 50,000	43.64 7.29 6.99 2.10 6.05 5.06	3/8/2017 3/12/2018 5/8/2018 7/31/2018 6/5/2019 5/12/2020	3/8/2027 3/12/2028 5/8/2028 7/31/2028 6/5/2029 5/12/2030
Thomas Lynch	241,460 12,875 47,499	— — —	7.29 6.99 2.10	3/12/2018 5/8/2018 7/31/2018	3/12/2028 5/8/2028 7/31/2028
Our 2020 Non-Employee Director Compensation Policy is set forth below.
•Each non-employee director will receive an annual cash retainer in the amount of $50,000 per year.
•The Chairman of the Board will receive an additional annual cash retainer in the amount of $30,000 per year.
•The chairperson of the audit committee will receive additional annual cash compensation in the amount of $20,000 per year for such chairperson’s service on the audit committee. Each non-chairperson member of the audit committee will receive additional annual cash compensation in the amount of $10,000 per year for such member’s service on the audit committee.
•The chairperson of the compensation committee will receive additional annual cash compensation in the amount of $15,000 per year for such chairperson’s service on the compensation committee. Each non-chairperson member of the compensation committee will receive additional annual cash compensation in the amount of $7,500 per year for such member’s service on the compensation committee.
•The chairperson of the nominating and corporate governance committee will receive additional annual cash compensation in the amount of $11,250 per year for such chairperson’s service on the nominating and corporate governance committee. Each non-chairperson member of the nominating and corporate governance committee will receive additional annual cash compensation in the amount of $5,000 per year for such member’s service on the nominating and corporate governance committee.
•Each non-employee directors will receive a stock option grant with an initial grant equal to 75,000 shares of the Company’s common stock upon a director’s initial appointment or election to the board of directors, vesting monthly over a 3 year period and an annual stock option grant equal to 50,000 shares of the Company’s common stock on the date of each annual stockholder’s meeting thereafter, fully vesting in one year from the date of grant.
In February 2021, our board of directors amended our Non-Employee Director Compensation Policy as below.
•Each non-employee director will receive an annual cash retainer in the amount of $50,000 per year.

•The Chairman of the Board will receive an additional annual cash retainer in the amount of $40,000 per year.
•The chairperson of the audit committee will receive additional annual cash compensation in the amount of $20,000 per year for such chairperson’s service on the audit committee. Each non-chairperson member of the audit committee will receive additional annual cash compensation in the amount of $10,000 per year for such member’s service on the audit committee.
•The chairperson of the compensation committee will receive additional annual cash compensation in the amount of $15,000 per year for such chairperson’s service on the compensation committee. Each non-chairperson member of the compensation committee will receive additional annual cash compensation in the amount of $7,500 per year for such member’s service on the compensation committee.
•The chairperson of the nominating and corporate governance committee will receive additional annual cash compensation in the amount of $11,250 per year for such chairperson’s service on the nominating and corporate governance committee. Each non-chairperson member of the nominating and corporate governance committee will receive additional annual cash compensation in the amount of $5,000 per year for such member’s service on the nominating and corporate governance committee.
•Each non-employee directors will receive a stock option grant with an initial grant equal to 75,000 shares of the Company’s common stock upon a director’s initial appointment or election to the board of directors, vesting quarterly over a 3 year period and an annual stock option grant equal 90,000 shares of the Company’s common stock on the date of each annual stockholder’s meeting thereafter, fully vesting in one year from the date of grant.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information concerning the ownership of our common stock as of February 15, 2021, by (i) those persons who are known to us to be the beneficial owner(s) of more than five percent of our common stock, (ii) each of our directors and named executive officers and (iii) all of our directors and named executive officers as a group.
The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership generally includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days after February 15, 2021, through the exercise of stock options, warrants or other rights. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percent of Shares Beneficially Owned
5% Stockholders
Entities affiliated with Invesco Ltd. (1)† 1555 Peachtree Street, N.E. Atlanta, GA 30309	13,226,532	15.8%
BlackRock, Inc. 55 East 52nd Street New York, NY 10055	5,213,684	6.3%
Directors and Named Executive Officers
William Hall, Ph.D., M.D. (2)	92,566	*
Gillian Greer, Ph.D. (3)	87,566	*
Kim Kamdar, Ph.D. (4)	99,790	*
Tony O’Brien (5)	87,566	*
Colin Rutherford (6)	108,269	*
Lisa Rarick, MD (7)	32,333	*
Saundra Pelletier (8)	2,380,556	2.8%
Justin J. File (9)	1,008,238	1.2%
Russell Barrans (10)	958,001	1.1%
Directors and executive officers as a group (11 Persons) (11)	6,483,117	7.4%

*	Includes beneficial ownership of less than 1% of the outstanding shares of Evofem’s common stock.

(1)Invesco Ltd., in its capacity as an investment adviser, may be deemed to beneficially own 13,226,532 shares. Invesco Ltd. is the parent issuer of Invesco UK limited, which is the parent issuer of Invesco Asset Management Limited, which is the manager of the funds and accounts that own the common stock consisting of (i) 8,253,272 shares of common stock and 555,556 shares of common stock issuable upon exercise of warrants held by Invesco High Income Fund; (ii) 4,416,781 shares of common stock held by Invesco Income Fund and (iii) 923 shares of common stock held by LongViewBroad Market 3000 Index Fund (Amalgamated).
(2)Consists of (i) 5,000 shares of common stock held by Mr. Hall and (ii) 87,566 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of February 15, 2021.
(3)Consists of 87,566 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of February 15, 2021.
(4)Consists of (i) 9,287 shares of common stock held by Dr. Kamdar and (ii) 90,503 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of February 15, 2021.
(5)Consists of 87,566 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of February 15, 2021.
(6)Consists of 108,269 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of February 15, 2021.
(7)Consists of (i) 5,250 shares of common stock held by Dr. Rarick and (ii) 27,083 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of February 15, 2021.
(8)Consists of (i) 860,888 shares of common stock held by Ms. Pelletier and (ii) 1,519,668 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of February 15, 2021.
(9)Consists of (i) 458,168 shares of common stock held by Mr. File and (ii) 550,070 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of February 15, 2021.
(10)Consists of (i) 482,131 shares of common stock held by Mr. Barrans and (ii) 475,870 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of February 15, 2021.
(11)Consists of 2,479,717 shares of common stock held by our current executive officers and directors and (ii) 4,003,400 shares of common stock that may be acquired by our current executive officers and directors pursuant to the exercise of stock options within 60 days after February 15, 2021.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2020:

Plan Category	Number of Securities to be Issued Upon Exercise of Awards (a)	Weighted Average Exercise Price of Outstanding Awards (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by Stockholders (1)	8,299,950	$5.22	3,029,294
Equity compensation plans not approved by Stockholders (3)	692,200	$4.26	527,175
Total	8,992,150		3,556,469

(1) Includes our 2007 Plan and the Amended and Restated 2014 Plan. This table does not include the number of shares issuable upon exercise of issued and outstanding awards under the Private Evofem Equity Incentive Plan. No new awards may be issued under the Private Evofem Equity Incentive Plan. As of December 31, 2020, a total of 148,315 shares of our common stock were reserved for issuance upon the exercise of outstanding options under the Private Evofem Equity Incentive Plan with a weighted average exercise price of $57.55 per share.

(2) As of December 31, 2020, an aggregate of 1,735,573 shares of common stock were available for grant under the Amended and Restated 2014 Plan and an aggregate of 1,293,721 shares were available for issuance under the 2019 ESPP. The Amended and Restated 2014 Plan contains a provision for an automatic increase to the number of shares available for grant each January 1st until and including January 1, 2024, subject to certain limitations, by a number of shares equal to the lesser of 4% of the number of shares of our common stock issued and outstanding on the immediately preceding December 31 or a number of shares set by our board of directors. The 2019 ESPP contains a provision for an automatic increase to the number of shares available for issuance under the 2019 ESPP each January 1st and including January 1, 2024, subject to certain limitations, by a number of shares equal to the lesser of 1,000,000 shares or 2% of our common stock issued and outstanding on the immediately preceding December 31 or a number of shares set by our board of directors.

(3) Includes the 2018 Inducement Plan. See Item 10 of this Annual Report for a narrative description of the
2018 Inducement Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Transactions with Related Persons
Company Policy Regarding Related Party Transactions
Our Audit Committee is responsible for reviewing and approving all transactions in which we are a participant and in which any parties related to us, including our executive officers, directors, beneficial owners of more than 5% of our securities, immediate family members of the foregoing persons, and any other persons whom our board of directors determines may be considered related parties, has or will have a direct or indirect material interest. If advanced approval is not feasible, the Audit Committee has the authority to ratify a related party transaction at the next Audit Committee meeting. For purposes of our Audit Committee charter, a material interest is deemed to be any consideration received by such a party in excess of the lesser of $120,000 per year or 1% of the average of our total assets for the last two completed fiscal years.
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
Except as otherwise set forth below, during the years ended December 31, 2018, 2019 and 2020 there were no transactions to which we will be a party, nor are there any currently proposed transactions to which we will be a party, in which:
•the amounts involved exceeded or will exceed the lesser of $120,000 per year or 1% of the average of our total assets for the last two completed fiscal years; and
•any of our directors, nominees for director, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.
Merger and Concurrent Financing

On January 17, 2018, we completed a business combination in accordance with the terms of an Agreement and Plan of Merger and Reorganization, dated as of October 17, 2017, by and among the Company, Nobelli Merger Sub, Inc., our wholly owned subsidiary (Merger Sub), and Private Evofem, pursuant to which the Merger Sub merged with and into Private Evofem, with Private Evofem surviving as our wholly owned subsidiary.
In connection with the Merger, we issued shares of our common stock to certain investors in Private Evofem, including funds affiliated with Invesco Ltd., at a purchase price of $12.389355 per share in the financing. In addition, we issued shares of our common stock and, with respect to discretionary investment funds, managed by Woodford Investment Management (WIM) as discretionary investment manager, the Post-Merger Warrants. Upon the closing of the Merger, the funds affiliated with Invesco Ltd. and the discretionary investment funds, managed by WIM as discretionary investment manager each beneficially owned more than 10% of our issued and outstanding capital stock. The issuances to funds affiliated with Invesco Ltd. and to discretionary investment funds managed by WIM as discretionary investment manager in connection with the Merger and Financing are reflected below:

Name	Shares of Common Stock Issued in the Financing	Shares of Common Stock Issued in Connection with the Merger	Warrants to Purchase Shares of Common Stock Issued in Connection with the Merger (1)
Omnis Income & Growth Fund a sub-fund of Omnis Portfolio Investments ICVC	None.	171,975	50,000
Woodford Patient Capital Trust Plc	None.	1,672,611	475,000
LF Woodford Equity Income Fund, a sub fund of LF Woodford Investment Fund	None.	5,620,952	1,475,000
Invesco Perp High Income	375,000	3,144,366	None.
Invesco Perp Income	1,239,289	2,278,843	None.

(1)With the exception of the warrant issued to Woodford Patient Capital Trust Plc, the warrants listed in this column were fully exercised as of February 8, 2019 as described in the “Reload Warrant Transaction” Section below.

On January 17, 2018 and in connection with the Merger, we entered into the Registration Rights Agreement with funds affiliated with Invesco Ltd., Domain Partners VII, L.P., and discretionary investment funds, managed by WIM as discretionary investment manager. Funds affiliated with Domain Partners VII, L.P., were beneficial owners of more than 10% of our issued and outstanding common stock prior to the closing of the Merger. On that same date, we also entered into voting agreements with discretionary investment funds managed by WIM providing that, for certain of these funds, shares of common stock in excess of an agreed upon percentage would be voted in proportion to the votes of other shares of common stock on matters presented for stockholder approval.
2019 Private Placement
During the second quarter of 2019, we issued an aggregate of 17,777,779 shares of common stock in connection with a private placement at the offering price of $4.50 per share and common warrants to purchase 4,444,446 shares of common stock at an exercise price of $6.38 per shares (the Private Placement).
Certain of our existing stockholders and their affiliated entities of our directors, purchased an aggregate of 4,444,445 shares of our common stock in the Private Placement (including one unit share associated with the common warrants issued to Woodford Patient Capital Trust Plc). The table below sets forth the aggregate number of common shares and common warrants issued to our holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, at the time of the transaction:
.

Name	Shares of Common Stock Issued in the Private Placement	Common Warrants to Purchase Shares of Common Stock Issued in The Private Placement
PDL BioPharma, Inc.	13,333,334	3,333,334
Woodford Patient Capital Trust Plc	2,222,223	555,556
Invesco Perpetual High Income Fund	2,222,222	555,556
Total	17,777,779	4,444,446
Consulting Agreements
Thomas Lynch
Effective April 1, 2016, Private Evofem entered into a one-year consulting agreement (the 2016 Consulting Agreement) with Thomas Lynch, the former chairman of the Company’s board of directors. Pursuant to the 2016 Consulting Agreement, Mr. Lynch provided consulting services with respect to investor relations and business development activities as requested from time to time. Pursuant to the 2016 Consulting Agreement, Mr. Lynch (i) received compensation of approximately $0.4 million, including $0.1 million related to his board services, (ii) received a stock option for the purchase of 3,850 shares of common stock with an exercise price of $46.36 per share, which vest over a one-year period through March 1, 2017 and (iii) was issued a restricted stock unit (RSU) for the rights to 2,566 shares of common stock. Upon the closing of the

Merger, Mr. Lynch agreed to cancel all of his unvested RSUs received pursuant to the 2016 Consulting Agreement. On July 2, 2018, under the Amended and Restated 2014 Plan, the Company issued 75,000 shares of RSUs to Mr. Lynch in consideration for certain consulting services provided to the Company in connection with the 2016 Consulting Agreement. The RSUs were fully vested on the grant date.
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

Consulting fees incurred under the 2017 and 2019 Consulting Agreements were approximately $0.1 million, $0.6 million and $0.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, there was no additional accrued compensation owed to Mr. Lynch or his estate.
Transactions with WCGI and Related Entities
From 2009 to 2016, Ms. Saundra Pelletier was the founding CEO of WomanCare Global International (WCGI). In February 2013, Private Evofem and WCGI formed an alliance (the WCGI Alliance) and Ms. Pelletier also became Private Evofem’s CEO. Concurrent with the forming of the WCGI Alliance, Private Evofem and WCGI entered into (i) a service agreement to which the companies shared resources and employees and (ii) a three-year grant agreement under which the Private Evofem provided funding to WCGI.
From 2011 to 2017, Ms. Pelletier served as a director of the board of WomanCare Global Trading (WCGT), a WCGI subsidiary. As described in Note 8- Commitments and Contingencies in this annual report, (i) effective in February 2015, Private Evofem and WCGT entered into a sublease for office space, which was terminated and reassigned to WCG Cares effective April 1, 2018, and (ii) in October 2015, (a) Private Evofem, through its wholly-owned subsidiaries, entered into two sublicense agreements whereby Private Evofem was responsible for paying $5.0 million in annual sublicense fees, net of amounts paid under the grant agreement during 2015, to WomanCare Global Trading CIC (WCGCIC), also a WCGI affiliate, and (b) the service and grant agreements were cancelled.

Effective January 2016, Private Evofem and WCGI entered into a shared-services agreement (SSA), which replaced the prior service agreement. Under the terms of the SSA, Private Evofem and WCGI cross charged the other company’s services provided by each entity on behalf of the other. The SSA also allowed for netting of due to and due from shared-services fees. In July 2019, the SSA was terminated. For the year ended December 31, 2020, there were no services provided under the SSA on behalf of WCGI. Services provided under the SSA on behalf of WCGI were immaterial and $0.1 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2020 there were no net shared-services due to the Company. As of December 31, 2019 and 2018, net shared-services due to the Company was minimal.

The following table summarizes receivables and payables related to the Company’s transactions with WCGI related entities for the year ended December 31, 2018 (in thousands). All accrued sublicense fees and interest expense related to the Sublicenses as of December 31, 2018 became payable to WCG Cares during the first quarter of 2019. As of and for the years ended December 31, 2020 and 2019, there were no receivables, payables, payments or expenses related to the Company’s transactions with WCGI related entities.

2018
Receivables	$3
Payables	$1,291
Payments	$883
Expenses	$98
Transactions with WCG Cares
In 2013, WCG Cares, a 501(c)(3) nonprofit organization, was incorporated under the laws of the State of California. Its primary purpose is to directly engage in and/or fund the development and implementation of programs that promote reproductive health, education, research and increased access to high-quality, innovative and affordable reproductive health care and health care products around the world. Ms. Pelletier served as the CEO and President of WCG Cares from 2013 to November 2017. She became a member of its board of directors from November 2017 to March 1, 2020, and served as chair of its board of directors from November 2017 to May 2018. Additionally, Mr. Justin J. File served as WCG Cares' Chief Financial Officer from November 2017 to May 2018. Dr. Kelly Culwell served as WCG Cares' Chief Medical Officer from November 2017 to December 2018. Dr. Culwell also was appointed to its board of directors in January 2019 with a term of three years until December 31, 2020. See shared-services agreement discussion below.
The Company agreed to be a corporate sponsor of WCG Cares’ U.S. education campaign, the Tryst Network, which officially launched in February 2018. The Company paid WCG Cares a one-time payment of $0.3 million in March 2018 in connection with this corporate sponsorship of the Tryst Network. During the second quarter of 2018, the Company ceased its corporate sponsorship of the Tryst Network.
In March 2018, the Company and WCG Cares entered into a shared-services agreement (the Cares Shared Services Agreement). Under the terms of the Cares Shared Services Agreement, the Company and WCG Cares cross charged services provided by each entity (or its subsidiaries) on behalf of the other. The Cares Shared Services Agreement also allowed for netting of due to and due from shared-services fees. In July 2019, the Company provided a notice of termination to WCG Cares to terminate the Cares Shared Services Agreement effective September 2019. For the year ended December 31, 2020, there were no services provided under the Cares Shared Services on behalf of WCG Cares. For the year ended December 31, 2019, services provided under the Cares Shared Services on behalf of WCG Cares were immaterial. As of December 31, 2020 there were no net shared-services due to the Company. As of December 31, 2019, net shared-services due to the Company was minimal.
The following table summarizes payments and expenses related to the Company's transactions with WCG Cares as of and for the years ended December 31, 2020, 2019 and 2018 (in thousands).
.

	2020	2019	2018
Receivables	$—	$—	$7
Payables	$—	$—	$—
Payments	$—	$1,000	$302
Expenses	$—	$—	$127
Transactions with Women Deliver
Women Deliver is a tax-exempt charitable organization under Section 501(c)(3) of the Internal Revenue Code. Its mission is to drive progress for gender equality, particularly in maternal, sexual, and reproductive health and rights globally through advocacy and Women Deliver programs. Ms. Pelletier became a director of the board in January 2013 and served as chair of the board of directors from May 2017 to July 2018. In July 2018, the Company and Women Deliver entered into a Corporate Sponsorship Agreement, under which the Company desired to become a corporate sponsor of the Women Deliver 2019 Conference and to provide financial support for Women Deliver programs. The Company agreed to pay $0.2 million to Women Deliver no later than January 31, 2019. In February 2019, the Company received a letter from Women Deliver, under which both parties mutually agreed to release the Company’s sponsorship on this outstanding payment and to terminate the Corporate Sponsor Agreement. Following this release, there have been no further obligations between the parties.

Private Evofem Series D Preferred Stock Financings
Upon completion of the Merger, Private Evofem’s Series D warrant rights issued in connection with the issuance of shares of Private Evofem Series D Preferred Stock in July 2016 were assumed by Neothetics, and exchanged for an aggregate of three shares of the Company’s common stock and the warrants to purchase up to 2,000,000 shares of the Company’s common stock (WIM Warrants). The three shares issued in connection with the WIM Warrants may not be separately transferred from the WIM Warrants. The WIM Warrants became exercisable on January 17, 2019 and shall remain exercisable until the earlier of January 17, 2022 or immediately prior to the completion of an acceleration event, as defined, and have an exercise price of $8.35 per share. On February 5, 2019, the Company entered into a repricing letter agreement with WIM. Upon execution of the agreement, investment funds managed by WIM exercised their WIM Warrants to purchase an aggregate 1,525,000 shares of common stock at a reduced exercise price of $2.64 per share.
The Company determined that the WIM Warrants are free standing financial instruments and equity classified in accordance with ASC 480 - Distinguish Liabilities from Equity. To determine the fair value of the WIM Warrants, the Company utilized the Black-Scholes-Merton option-pricing model, where the warrants exercise price was determined based on a Monte Carlo simulation. The valuations resulted in a concluded fair value of the WIM Warrants of $14.1 million as of January 18, 2018.
On June 10, 2019, upon the Second Closing of the Private Placement as discussed at Note 10- 2019 Private Placement in this Annual Report, the remaining WIM Warrants to purchase up to 475,000 shares of common stock were cancelled.
Securities Purchase Agreement and Private Placement
2019 Private Placement
On April 10, 2019, we entered into a Securities Purchase Agreement (the Securities Purchase Agreement) with PDL, funds discretionally managed by Invesco and funds managed by WIM (WIM; collectively with Invesco and PDL, the Purchasers), pursuant to which the Company will issue and sell an aggregate of up to $80 million of the Company’s common stock and warrants to purchase shares of common stock (collectively, the Securities) in the Private Placement. The Private Placement occurred in two closings.
The first closing was completed on April 11, 2019 (the First Closing), pursuant to which we issued and sold to PDL 6,666,667 shares of our common stock and warrants to purchase up to 1,666,667 shares of common stock for an aggregate purchase price of $30 million, representing a purchase price of $4.50 per share of common stock. The warrants have an exercise price of $6.38 per share.
The second closing was completed on June 10, 2019 (the Second Closing), pursuant to which we issued and sold to the Purchasers 11,111,111 additional shares of common stock and warrants to purchase up to an additional 2,777,779 shares of common stock for an aggregate purchase price of $50 million. The purchase price per share and warrant exercise price per share for securities sold in the Second Closing were the same as those sold in the First Closing.
Upon completion of the First Closing and the Second Closing, we received net proceeds of approximately $27.5 million and $47.2 million, net of $1.8 million and $2.8 million advisory fees, respectively. We used these net proceeds for clinical research and development purposes, including resubmission of our new drug application with the FDA and pre-commercialization activities, and for general corporate purposes.

Baker Bros. Notes

On April 23, 2020, the Company entered into the Baker Bros. Purchase Agreement with certain affiliates of Baker Bros. Advisors LP, as purchasers (the Baker Purchasers), and Baker Bros. Advisors LP, as designated agent, pursuant to which the Company agreed to issue and sell to the Baker Purchasers (i) convertible senior secured promissory notes (the Baker Notes) in an aggregate principal amount of up to $25.0 million and (ii) warrants to purchase shares of common stock (the Baker Warrants) in a private placement.

At the initial closing date of April 24, 2020 (the Baker Initial Closing), the Company issued and sold Baker Notes with an aggregate principal amount of $15.0 million and Baker Warrants exercisable for 3,073,770 shares of common stock.

Following the Baker Initial Closing, the Baker Purchasers had an option to purchase from the Company up to $10.0 million of Baker Notes (the Baker Purchase Rights) at the Baker Purchasers’ discretion at any time prior to the Company receiving at least $100.0 million in aggregate gross proceeds from one or more sales of equity securities.

On June 5, 2020 (the Exercise Date), the Baker Purchasers exercised the Baker Purchase Rights. At the second closing date of June 9, 2020, the Baker Purchasers acquired the remaining Baker Notes with an aggregate principal amount of $10.0 million and Baker Warrants exercisable for 2,049,180 shares of common stock. With the completion of the underwritten public offering in June 2020 as further discussed in Note 11- Stockholders' Equity, the conversion price of the Baker Notes and the exercise price of the Baker Warrants is $2.44. The Baker Warrants have a five-year term with a cashless exercise provision and are immediately exercisable at any time from their respective issuance date.

Adjuvant Notes

On October 14, 2020, the Company entered into the Adjuvant Purchase Agreement with Adjuvant Global Health Technology Fund, L.P., pursuant to which the Company sold unsecured convertible promissory notes in aggregate principal amount of $25.0 million.
Reload Warrant Transaction
On February 5, 2019, we entered into letter agreements (the Letter Agreements) with holders of issued and outstanding warrants. These holders consisted of funds, managed by WIM as discretionary investment manager and entities affiliated with Invesco Ltd. (collectively, the Warrant Holders), pursuant to which we offered the Warrant Holders the opportunity to exercise previously issued and outstanding warrants to purchase common stock for cash at a reduced exercise price of $2.64 per share. In addition, on February 8, 2019, we issued common stock warrants (the Reload Warrants) to the Warrant Holders which are exercisable for the number of shares of common stock equal to fifty percent of the shares of common stock issued upon exercise of the previously issued and outstanding warrants in the Letter Agreements which equals an aggregate total of 1,188,029 shares of common stock. The Reload Warrants have an exercise price of $5.20 per share, subject to adjustment for splits and recapitalization as set forth in the Reload Warrants. The Reload Warrants were exercisable at all times beginning on the earlier of the six month anniversary of their respective issuance dates or the date of approval of the issuance of the Reload Warrants and the shares of common stock issuable upon exercise of the Reload Warrants by our stockholders. The terms of the Reload Warrants also provide for customary resale registration rights (see our registration statement on Form S-3, filed with the SEC on March 11, 2019).
On June 10, 2019, upon the Second Closing of the Private Placement, all the Reload Warrants were cancelled.
2020 Underwritten Offering
On June 5, 2020, we completed an underwritten public offering (the Public Offering) of 28,500,000 shares of common stock at a price to the public of $3.50 per share (the Public Offering Price). We received proceeds from the Public Offering of $93.2 million, net of underwriting discounts. On June 10, 2020, we issued an additional 3,200,000 shares of common stock upon exercise of the underwriters’ overallotment option and received $10.5 million in proceeds from this exercise, net of underwriting discounts. According to information available to us, funds affiliated with Invesco Ltd. purchased 857,143 shares of our common stock in this offering at the Public Offering Price.
Indemnification Arrangements
We entered into indemnification agreements with each of our officers and directors and purchased directors’ and officers’ liability insurance. Our indemnification agreements and amended and restated bylaws require us to indemnify our directors and officers to the fullest extent permitted under Delaware law.
Employment Arrangements
We entered into employment arrangements with our named executive officers as is further described in Item 11 of this Annual Report.
Director Independence

Our common stock is listed on the Nasdaq Capital Market. Under the rules of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors. In addition, Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and governance committee be independent. Audit committee and compensation committee members must also satisfy the enhanced independence criteria set forth in Rules 10A-3 and 10C-1 under the Exchange Act, respectively, and corresponding Nasdaq rules.

Based on information requested from and provided by each director concerning his or her background, employment and affiliations, our board of directors has determined that each of Dr. Hall, Dr. Greer, Dr. Kamdar, Mr. O’Brien, Mr. Rutherford and Dr. Rarick are independent directors within the meaning of applicable Nasdaq rules, and that each member of our audit committee and compensation committee satisfies the enhanced independence requirements of applicable Nasdaq and SEC rules. In making this determination, the current and prior relationships of each non-employee director with our Company and all other facts and circumstances deemed relevant were considered, including their beneficial ownership of our capital stock and any related party relationships involving our Company and any such director, as described under “Certain Relationships and Related Party Transactions” above.
Item 14. Principal Accounting Fees and Services.
The following table shows the fees billed by Deloitte & Touche LLP for the audit of our annual financial statements for the last two fiscal years and for other services rendered by Deloitte & Touche LLP to the Company during our last two fiscal years.

	Fiscal Year 2020	Fiscal Year 2019
Audit Fees (1)	$841,453	$678,625
Audit-Related Fees	—	—
Tax Fees (2)	157,785	75,317
All Other Fees (3)	1,895	—
Total	$1,001,133	$753,942

(1)Audit Fees represent fees and out-of-pocket expenses whether or not yet invoiced for professional services provided in connection with the audit of the Company’s financial statements, the review of the Company’s quarterly financial statements, professional services in connection with the Company's registration statements on Form S-3 and S-8 and comfort letters, and audit services provided in connection with other regulatory filings.
(2)Tax fees represent fees and out-of-pocket expenses for professional services for tax compliance, tax advice or tax return preparations.
(3)All Other Fees represent annual licensing fees for an accounting database subscription.
Pre-Approval Policies and Procedures
The Audit Committee annually reviews and pre-approves certain audit and non-audit services that may be provided by our independent registered public accounting firm and establishes and pre-approves the aggregate fee level for these services. Any proposed services that would cause us to exceed the pre-approved aggregate fee amount must be pre-approved by the Audit Committee. All audit services for 2020 were pre-approved by the Audit Committee.

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
3. Exhibits Required to Be Filed by Item 601 of Regulation S-K.
A list of exhibits is set forth on the following page and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Exhibit Title	Filed Herewith	Incorporated by Reference
			Form	File No.	Date Filed
2.1^	Agreement and Plan of Merger and Reorganization, dated as of October 17, 2017, by and among the Registrant, Evofem Biosciences Operations, Inc. and Nobelli Merger Sub, Inc.		8-K	001-36754	10/17/2017
2.2	Form of Support Agreement, by and between Evofem Biosciences Operations, Inc. and certain of its stockholders.		8-K	001-36754	10/17/2017
3.1	Amended and Restated Certificate of Incorporation.		10-K	001-36754	2/26/2018
3.2	Amended and Restated Bylaws of the Registrant.		8-K	001-36754	1/17/2018
3.3	Certificate of Designation of the Series A Preferred Stock of the Company.		8-K	001-36754	3/25/2020
4.1	Form of Stock Certificate.		10-K	001-36754	2/26/2018
4.2	Warrant to Purchase Stock, dated as of February 23, 2010, issued to Silicon Valley Bank.		S-1	333-199449	10/17/2014
4.3	Warrant to Purchase Stock, dated as of March 30, 2012, issued to Silicon Valley Bank.		S-1	333-199449	10/17/2014
4.4	Warrant to Purchase Stock, dated as of August 17, 2012, issued to Silicon Valley Bank.		S-1	333-199449	10/17/2014
4.5	Warrant Agreement, dated as of June 11, 2014, by and between the Registrant and Hercules Technology III, L.P.		S-1	333-199449	10/17/2014
4.6	Letter Terminating Registrant’s Fourth Amended and Restated Investors’ Rights Agreement, dated as of January 17, 2018, by and between the Registrant and the investors listed therein.		10-K	001-36754	2/26/2018
4.7	Form of Amended and Restated Warrant to Purchase Common Stock of the Registrant.		S-4	333-221592	11/15/2017
4.8	Rights Agreement, dated as of March 24, 2020, by and between the Company and Philadelphia Stock Transfer, Inc., as rights agent.		8-K	001-36754	3/25/2020
4.9	Form of Voting Agreement.		S-4	333-221592	11/15/2017
4.10	Form of Common Warrant.		S-1	333-224958	5/16/2018
4.11	Form of Pre-funded Warrant.		S-1	333-224958	5/16/2018
4.12	Form of Reload Warrant.		8-K	001-36754	02/11/2019
4.13	Form of Reload Warrant.		8-K	001-36754	02/11/2019
4.14	Form of Warrant.		8-K	001-36754	04/11/2019
4.15	Form of Warrant for Woodford.		8-K	001-36754	04/11/2019
4.16	Form of Warrant.		8-K	001-36754	4/27/2020
4.17	Description of Evofem’s securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.	X
9.1	Form of Voting and Support Agreement.		8-K	001-36754	04/11/2019
10.1	Securities Purchase Agreement, dated as of October 17, 2017, by and among the Registrant, Evofem Biosciences Operations, Inc. and the investors listed therein.		8-K	001-36754	10/17/2017
10.2	Form of Repricing Letter Agreement.		8-K	001-36754	2/11/2019
10.3	Form of Repricing Letter Agreement.		8-K	001-36754	2/11/2019
10.4	Securities Purchase Agreement.		8-K	001-36754	4/11/2019
10.5	Registration Rights Agreement.		8-K	001-36754	4/11/2019
10.6
Securities Purchase and Security Agreement, dated as of April 23, 2020, by and between Evofem Biosciences, Inc., its wholly-owned domestic subsidiaries as guarantors, certain affiliates of Baker Bros. Advisors LP, as purchasers, and Baker Bros. Advisors LP, as designated agent.
			8-K	001-36754	4/27/2020

10.7	Intellectual Property Security Agreement, dated as of April 23, 2020, by and between Evofem Biosciences, Inc., Evofem, Inc. and Baker Bros. Advisors LP, as collateral agent.		8-K	001-36754	4/27/2020
10.8	Form of Note.		8-K	001-36754	4/27/2020
10.9	Form of Registration Rights Agreement.		8-K	001-36754	4/27/2020
10.10^^
Securities Purchase Agreement, dated as of October 14, 2020, by and between Evofem Biosciences, Inc., Adjuvant Global Health Technology Fund, L.P. and Adjuvant Global Health Technology Fund DE, L.P., as purchasers.
			8-K	001-36754	10/15/2020
10.11	Form of Convertible Promissory Note.		8-K	001-36754	10/15/2020
10.12^^
Registration Rights Agreement, dated as of October 14, 2020, by and between Evofem Biosciences, Inc., Adjuvant Global Health Technology Fund, L.P. and Adjuvant Global Health Technology Fund DE, L.P., as investors.
			8-K	001-36754	10/15/2020
10.13	Letter Agreement, dated as of October 14, 2020, by and between Evofem Biosciences, Inc., Adjuvant Global Health Technology Fund, L.P. and Adjuvant Global Health Technology Fund DE, L.P.		8-K	001-36754	10/15/2020
10.14Δ	Amended and Restated 2007 Stock Plan, as amended.		S-1/A	333-199449	11/10/2014
10.15Δ	Form of Stock Option Agreement under 2007 Stock Plan.		S-1	333-199449	10/17/2014
10.16Δ	Evofem Biosciences, Inc. Amended and Restated 2014 Equity Incentive Plan.	X
10.17Δ	Form of Stock Option Agreement under Amended and Restated 2014 Equity Incentive Plan.		S-1/A	333-199449	11/10/2014
10.18Δ	Form of Restricted Stock Units Agreement under the Amended and Restated 2014 Equity Incentive Plan.		S-1/A	333-199449	11/10/2014
10.19Δ	Form of Restricted Stock Agreement under the Amended and Restated 2014 Equity Incentive Plan.		S-1/A	333-199449	11/10/2014
10.20Δ	Form of Notice of Grant of Restricted Stock Units under the Amended and Restated 2014 Equity Incentive Plan.		S-1/A	333-199449	11/10/2014
10.21Δ	Form of Notice of Grant of Restricted Stock under the Amended and Restated 2014 Equity Incentive Plan.		S-1/A	333-199449	11/10/2014
10.22Δ	Form of Notice of Grant of Stock Option under the Amended and Restated 2014 Equity Incentive Plan.		S-1/A	333-199449	11/10/2014
10.23Δ	2014 Employee Stock Purchase Plan.		S-1/A	333-199449	11/10/2014
10.24Δ	Evofem Biosciences Operations, Inc. Amended and Restated 2012 Equity Incentive Plan.		S-4	333-221592	11/15/2017
10.25Δ	Form of Notice of Option Grant and Option Agreement under the Evofem Biosciences Operations, Inc. Amended and Restated 2012 Equity Incentive Plan.		S-4	333-221592	11/15/2017
10.26Δ	Form of Notice of Grant of Restricted Stock Award under the Evofem Biosciences Operations, Inc. Amended and Restated 2012 Equity Incentive Plan.		S-4	333-221592	11/15/2017
10.27Δ	Evofem Biosciences, Inc. Amended and Restated 2018 Inducement Equity Incentive Plan.	X
10.28Δ	Form of Notice of Grant of Stock Option under the 2018 Inducement Equity Incentive Plan.		10-Q	001-36754	8/2/2018
10.29	Evofem Biosciences, Inc. 2019 Employee Stock Purchase Plan.		8-K	001-36754	6/5/2019
10.30Δ	Evofem Biosciences, Inc. Incentive Recoupment Policy	X
10.31Δ	Amended and Restated Non-Employee Director Compensation Policy.	X
10.32Δ	Severance Agreement, dated as of November 16, 2015, by and between Evofem Biosciences Operations, Inc. and Justin J. File.		S-4	333-221592	11/15/2017

10.33Δ	Severance Agreement, dated as of April 27, 2015, by and between Evofem Biosciences Operations, Inc. and Saundra Pelletier.	S-4	333-221592	11/15/2017
10.34Δ	Offer Letter, dated as of April 15, 2015, by and between Evofem Biosciences Operations, Inc. and Kelly Culwell, M.D.	S-4	333-221592	11/15/2017
10.35Δ	Offer Letter, dated as of October 16, 2014, by and between Evofem Biosciences Operations, Inc. and Saundra Pelletier.	S-4	333-221592	11/15/2017
10.36Δ	Offer Letter, dated as of March 8, 2015, as amended, by and between Evofem Biosciences Operations, Inc. and Justin J. File.	S-4	333-221592	11/15/2017
10.37Δ	Amended Offer Letter, dated as of November 16, 2015, by and between Evofem Biosciences Operations, Inc. and Justin J. File.	S-4	333-221592	11/15/2017
10.38Δ	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.	S-1	333-199449	10/17/2017
10.39Δ	Executive Employment Agreement, dated as of July 2, 2018, by and between the Registrant and Saundra Pelletier.	8-K	001-36754	7/3/2018
10.40Δ	Executive Employment Agreement, dated as of July 2, 2018, by and between the Registrant and Justin J. File.	8-K	001-36754	7/3/2018
10.41Δ	Executive Employment Agreement, dated as of July 2, 2018, by and between the Registrant and Kelly Culwell, M.D.	8-K	001-36754	7/3/2018
10.42Δ	Executive Employment Agreement, dated as of July 2, 2018, by and between the Registrant and Russell Barrans.	8-K	001-36754	7/3/2018
10.43Δ	Executive Employment Agreement, dated as of July 2, 2018, by and between the Registrant and Alexander A. Fitzpatrick.	8-K	001-36754	7/3/2018
10.44Δ	Separation and Release Agreement, dated as of January 17, 2018, by and between the Registrant and Susan Knudson.	8-K	001-36754	1/17/2018
10.45Δ	Separation and Release Agreement, dated as of February 6, 2018, by and between the Registrant and Maria Feldman.	10-K	001-36754	2/26/2018
10.46†	Amended and Restated License Agreement, by and between Rush University Medical Center and Evofem, Inc. dated as of March 27, 2014.	S-4	333-221592	11/15/2017
10.47††	Amendment No. 1 to Amended and Restated License Agreement, by and between Rush University Medical Center and Evofem, Inc., dated September 29, 2020	10-Q	001-36754	11/9/2020
10.48	Form of Registration Rights Agreement.	8-K	001-36754	10/17/2017
10.49	Consent to Sub-Sublease, dated as of January 30, 2015, by and among Evofem, Inc., Kilroy Realty, L.P., Relational Investors LLC and WomanCare Global Trading, Inc.	S-4	333-221592	11/15/2017
10.50	Sublease Guaranty, dated as of January 30, 2015, by and between Evofem Biosciences Operations, Inc. and Relational Investors LLC.	S-4	333-221592	11/15/2017
10.51	Office Sublease, dated as of January 30, 2015, by and between Evofem, Inc. and Relational Investors LLC.	S-4	333-221592	11/15/2017
10.52	First Amendment to Sublease, dated as of February 22, 2017, by and between Evofem, Inc. and WomanCare Global Trading Inc.	S-4	333-221592	11/15/2017
10.53	Sublease, dated as of January 30, 2015, by and between Evofem, Inc. and WomanCare Global Trading, Inc.	S-4	333-221592	11/15/2017
10.54	Lease, entered into October 3, 2019, by and between the Registrant and Kilroy Realty, L.P.	10-Q	001-36754	11/7/2019

10.55††	First Amendment to Office Lease, dated as of April 14, 2020, by and between the Registrant and Kilroy Realty, L.P.		10-Q	001-36754	5/6/2020
10.56††	Supply and Manufacturing Agreement, dated November 4, 2019, by and between the Registrant and DPT Laboratories, Ltd.		10-K	001-36754	3/12/2020
21.1	List of Registrant Subsidiaries.	X
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
**101.INS	XBRL Instance Document	X
**101.SCH	XBRL Taxonomy Extension Schema Document	X
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
**101.DEF	XBRL Definition Linkbase Document	X
**101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

Δ	Management Compensation Plan or arrangement.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 406 under the Securities Act of 1933, as amended.

††
Pursuant to Item (6)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

^	The schedules and exhibits to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

^^	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.
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

**	The financial information of Evofem Biosciences, Inc. Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 4, 2021 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Parenthetical Data to the Consolidated Balance Sheets, (iii) the Consolidated Statements of Operations, (iv) the Consolidated Statements of Convertible Preferred Stock and Stockholders' Deficit, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, is furnished electronically herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVOFEM BIOSCIENCES, INC.

Date: Date: March 4, 2021	By:	/s/ Saundra Pelletier
	Name:	Saundra Pelletier
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Saundra Pelletier	President and Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2021
Saundra Pelletier

/s/ Justin J. File	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 4, 2021
Justin J. File

/s/ William Hall, Ph.D.	Chairman of the Board	March 4, 2021
William Hall, Ph.D., M.D.

/s/ Gillian Greer, Ph.D.	Director	March 4, 2021
Gillian Greer, Ph.D.

/s/ Kim P. Kamdar, Ph.D.	Director	March 4, 2021
Kim P. Kamdar, Ph.D.

/s/ Tony O’Brien	Director	March 4, 2021
Tony O’Brien

/s/ Colin Rutherford	Director	March 4, 2021
Colin Rutherford

/s/ Lisa Rarick	Director	March 4, 2021
Lisa Rarick

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Evofem Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Evofem Biosciences, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations since inception that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Convertible Notes and Fair Value of Financial Instruments — Refer to Notes 5 and 7 to the financial statements

Critical Audit Matter Description

In April 2020, the Company entered into a Securities Purchase and Security Agreement (the “Baker Bros. Purchase Agreement”) with certain affiliates of Baker Bros. Advisors LP, as purchasers (the “Baker Purchasers”), pursuant to which the Company agreed to issue and sell to the Baker Purchasers convertible senior secured promissory notes (the “Baker Notes”) in an aggregate principal amount of up to $25.0 million. The Baker Notes were issued and sold in two separate closings in April and June 2020. The Baker Notes included a number of potential payout and conversion features (collectively, the “Embedded Features”). The Company elected the fair value option (FVO) under ASC 825, Financial Instruments (“ASC 825”) and recognized the hybrid debt instrument at fair value inclusive of the Embedded Features. As of December 31, 2020, the

Company recorded a liability for the Baker Notes of $52.4 million ($50.7 million fair value of the Baker Notes and $1.7 million in accrued interest).

We identified the accounting treatment of the Baker Notes as a critical audit matter as it involved a complex assessment as to whether the Embedded Features required bifurcation as equity instruments or whether the Baker Notes, inclusive of the Embedded Features, qualified in whole, to be classified as liabilities and would therefore be eligible for the FVO as defined within ASC 825. We also identified the Company’s determination of the fair value for the Baker Notes as a critical audit matter due to the complexity of the valuation model and the assumptions used to simulate the various scenarios associated with the Embedded Features.

These matters required a high degree of auditor judgement and increased extent of effort, including the need to involve professionals in our firm having expertise in financial instruments and fair value specialists who possess significant quantitative and modeling expertise.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accounting treatment of the Baker Notes included the following, among others:
•We read the Baker Bros. Purchase Agreement and tested the accuracy and completeness of management’s analysis of the Embedded Features by agreeing the terms used in management’s analysis to the Baker Bros. Purchase Agreement.

•With the assistance of professionals in our firm having expertise in financial instruments, we evaluated the Company’s conclusion that none of the Embedded Features required bifurcation as equity instruments and that the Baker Notes, inclusive of the Embedded Features, qualified in whole, to be classified as liabilities and would therefore be eligible for the FVO as defined within ASC 825.

Our audit procedures related to the Company’s determination of the fair value of the Baker Notes included the following, among others:

•We tested the accuracy and completeness of the Embedded Features and assumptions used in the valuation model by agreeing the terms to the Baker Bros. Purchase Agreement.

•We evaluated the assumptions used to simulate the various scenarios associated with the Embedded Features by comparing them to management’s internal plans, forecasts and board presentations, as well as to those used in the Company’s other estimates.

•With the assistance of fair value specialists, we evaluated the acceptability of the valuation model and developed an independent fair value estimate which we then compared to the Company’s fair value estimate.

/s/ Deloitte & Touche LLP

San Diego, CA
March 4, 2021

We have served as the Company's auditor since 2015.

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except par value and share data)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$48,892	$15,571
Restricted cash	22,559	304
Short-term investments	—	8,233
Trade accounts receivable, net	1,067	—
Inventories	7,162	—
Prepaid and other current assets	18,050	2,313
Total current assets	97,730	26,421
Property and equipment, net	4,334	394
Operating lease right-of-use assets	6,856	160
Other noncurrent assets	1,048	1,320
Total assets	$109,968	$28,295
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,641	$6,008
Convertible notes payable (Note 5)	52,409	—
Accrued expenses	4,476	2,784
Accrued compensation	6,514	3,670
Operating lease liabilities – current	2,290	197
Other current liabilities	953	—
Total current liabilities	77,283	12,659
Operating lease liabilities – noncurrent	6,030	—
Long-term convertible notes payable (Note 5)	25,211	—
Other noncurrent liabilities	97	—
Total liabilities	108,621	12,659
Commitments and contingencies (Note 8)
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Stockholders’ equity:
Common stock, $0.0001 par value; 300,000,000 shares authorized; 81,351,533 and 48,137,880 shares issued and outstanding at December 31, 2020 and 2019, respectively	8	5
Additional paid-in capital	656,827	528,810
Accumulated deficit	(655,488)	(513,179)
Total stockholders’ equity	1,347	15,636
Total liabilities and stockholders’ equity	$109,968	$28,295

See accompanying notes to the consolidated financial statements.

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share and per share data)

	Years Ended December 31,
	2020	2019
Product sales, net	$446	$—

Operating expenses:
Cost of goods sold	468	—
Research and development	17,050	22,230
Selling and marketing	56,467	10,238
General and administrative	30,085	20,274
Total operating expenses	104,070	52,742
Loss from operations	(103,624)	(52,742)
Other income (expense):
Interest income	169	458
Other (expense) income	(2,082)	301
Loss on issuance of financial instruments	(64,049)	(674)
Change in fair value of financial instruments	27,281	(27,372)
Total other expense, net	(38,681)	(27,287)
Loss before income tax	(142,305)	(80,029)
Income tax expense	(4)	(4)
Net loss	$(142,309)	$(80,033)
Net loss per share, basic and diluted	$(2.12)	$(1.99)
Weighted-average shares used to compute net loss per share, basic and diluted	67,157,278	40,228,517

See accompanying notes to the consolidated financial statements.

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2019	25,867,248	$3	$409,787	$(433,146)	$(23,356)
Issuance of common stock upon cash exercise of warrants and issuance of Reload Warrants (see Note 11)	3,438,133	—	10,618	—	10,618
Issuance of common stock in connection with the Private Placement (see Note 10)	17,777,779	2	68,322	—	68,324
Financing costs in connection with the Private Placement (see Note 10)	—	—	(60)	—	(60)
Issuance of common stock in connection with ATM (see Note 11)	515,019	—	3,012	—	3,012
Issuance of common stock - ESPP and exercise of stock options	88,074	—	392	—	392
Restricted stock awards issued/restricted stock units released	720,333	—	—	—	—
Shares withheld to cover taxes related to vesting of restricted stock awards	(268,706)	—	(1,566)	—	(1,566)
Reclassification from financial instruments liability to equity	—	—	29,726	—	29,726
Stock-based compensation	—	—	8,579	—	8,579
Net loss	—	—	—	(80,033)	(80,033)
Balance at December 31, 2019	48,137,880	$5	$528,810	$(513,179)	$15,636
Issuance of common stock in connection with the Public Offering (see Note 11)	31,700,000	$3	$103,263	$—	$103,266
Issuance of common stock in connection with ATM (see Note 11)	676,656	—	3,362	—	3,362
Issuance of common stock - ESPP and exercise of stock options	150,353	—	360	—	360
Issuance of common stock upon cash exercise of warrants and issuance of Reload Warrants (see Note 11)	200	—	2	—	2
Restricted stock awards issued/restricted stock units released	1,356,667	—	—	—	—
Shares withheld to cover taxes related to vesting of restricted stock awards	(670,223)	—	(2,869)	—	(2,869)
Short-swing profit disgorgement	—	—	187	—	187
Reclassification from financial instruments liability to equity	—	—	11,015	—	11,015
Stock-based compensation	—	—	12,697	—	12,697
Net loss	—	—	—	(142,309)	(142,309)
Balance at December 31, 2020	81,351,533	$8	$656,827	$(655,488)	$1,347

See accompanying notes to the consolidated financial statements.

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(142,309)	$(80,033)
Adjustments to reconcile net loss to net cash, cash equivalents and restricted cash used in operating activities:
Loss on issuance of financial instruments	64,049	674
Change in fair value of financial instruments	(27,281)	27,372
Stock-based compensation	12,697	8,579
Depreciation	302	263
Loss from sale of property and equipment	—	79
Noncash lease expenses	879	642
Noncash interest expenses	2,061	—
Changes in operating assets and liabilities:
Accounts receivable	(1,067)	—
Inventories	(6,010)	—
Prepaid and other assets	(17,356)	(952)
Accounts payable	4,126	(2,931)
Accrued expenses and other liabilities	2,729	(8,775)
Accrued compensation	2,844	746
Operating lease liabilities	(493)	(761)
Net cash, cash equivalents and restricted cash used in operating activities	(104,829)	(55,097)
Cash flows from investing activities:
Proceeds from sale of property and equipment	—	32
Proceeds from sale of Softcup line of business	250	250
Purchases of property and equipment	(2,254)	(164)
Purchase of short-term investments	—	(8,233)
Maturities of short-term investments	8,233	—
Net cash, cash equivalents and restricted cash provided by (used in) investing activities	6,229	(8,115)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of discounts and commissions - Public Offering	103,738	—
Proceeds from issuance of common stock - exercise of warrants	2	6,273
Proceeds from issuance of common stock, warrants and Purchase Rights in connection with the 2019 Private Placement, net of financial advisory fees	—	75,400
Proceeds from issuance of common stock, net of commissions - ATM transactions	3,781	2,960
Proceeds from issuance of common stock - ESPP and exercise of stock options	447	305
Borrowings under convertible notes	50,000	—
Short-swing profit disgorgement	187	—
Repayment of Vendor Note	—	(4,010)
Cash paid for financing and debt issuance costs	(1,060)	(1,286)
Payments of tax withholdings related to vesting of restricted stock awards	(2,869)	(1,566)
Net cash, cash equivalents and restricted cash provided by financing activities	154,226	78,076
Net change in cash, cash equivalents and restricted cash	55,626	14,864
Cash, cash equivalents and restricted cash, beginning of period	16,625	1,761
Cash, cash equivalents and restricted cash, end of period	$72,251	$16,625
Supplemental cash flow information:
Cash paid for taxes	$2	$4
Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$7,618	$802
Financing costs included in accounts payable and accrued expenses	$—	$306
Purchases of property and equipment included in accounts payable and accrued expenses	$823	$10
Reclassification of financial instruments liability to equity	$11,015	$6,120
Proceeds from issuance of common stock included in other receivable	$—	$416

See accompanying notes to the consolidated financial statements.

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Description of Business and Basis of Presentation

Merger

On January 17, 2018 (the Neothetics Closing Date), Neothetics, Inc., a Delaware corporation (Neothetics), now known as Evofem Biosciences, Inc. (the Company), completed its reverse merger (the Merger) with privately-held Evofem Biosciences Operations, Inc. (Private Evofem), in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated October 17, 2017, whereby Nobelli Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Neothetics, merged with and into Private Evofem, with Private Evofem surviving as Neothetics’ wholly-owned subsidiary.

Unless otherwise noted, (i) references in this report to “Evofem” and the “Company” refer to Evofem Biosciences, Inc. and its subsidiaries following the closing of the Merger on the Neothetics Closing Date, (ii) references to “Private Evofem” refer to Evofem Biosciences Operations, Inc. and its subsidiaries prior to the closing the Merger on the Neothetics Closing Date, (iii) references to “Neothetics” refer to Neothetics, Inc. and its subsidiaries prior to the closing of the Merger on the Neothetics Closing Date.

Description of Business

Evofem is a San Diego-based, commercial-stage biopharmaceutical company committed to developing and commercializing innovative products to address unmet needs in women’s sexual and reproductive health, including hormone-free, woman-controlled contraception and protection from certain sexually transmitted infections (STIs).

The Company’s first commercial product, Phexxi® (lactic acid, citric acid, and potassium bitartrate) vaginal gel (Phexxi), was approved by the U.S. Food and Drug Administration (FDA) on May 22, 2020 and is the first and only FDA-approved, hormone-free, woman-controlled, on-demand prescription contraceptive gel for women. The Company commercially launched Phexxi in September 2020. Evofem’s pipeline product candidate, EVO100 vaginal gel (EVO100), is being evaluated for the prevention of Chlamydia trachomatis infection (chlamydia) and Neisseria gonorrhoeae (gonorrhea) in women - two of the most pervasive STIs in the United States. Currently, there are no FDA-approved prescription products for the prevention of either of these dangerous infections.

Basis of Presentation and Principles of Consolidation

The Company prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) related to annual reports on Form 10-K. The Company’s financial statements are presented on a consolidated basis, which include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Reclassification

The Company has separated the presentation of selling and marketing expenses from the total general and administrative expenses in the current period consolidated statement of operations. To conform prior year amounts to the current period presentation, a total of $10.2 million was reclassified from general and administrative expenses to selling and marketing expenses for the year ended December 31, 2019.

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

The Company’s principal operations have been related to research and development, including development of Phexxi, selling and marketing related activities for preparation of the commercial launch of Phexxi, as well as raising capital, recruiting personnel and establishing a corporate infrastructure to support a commercial product. The Company has recognized limited revenues since the commercial launch of Phexxi on September 8, 2020 and, as such, has incurred operating losses and negative cash flows from operating activities since inception. As described in Note 5- Convertible Notes and Note 11- Stockholders' Equity, the Company received gross proceeds of $50.0 million from the issuance of convertible notes in the second and fourth quarter of 2020, net proceeds of approximately $103.7 million upon the sale and issuance of common stock from the underwritten public offering in June 2020, and $3.8 million from its “at the market” (ATM) program, net of commissions. As of December 31, 2020, the Company had cash and cash equivalents of $48.9 million, working capital of $20.4 million and an accumulated deficit of $655.5 million.

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

While the Company has recognized limited revenues since the launch of Phexxi in September 2020, the Company anticipates it will continue to incur net losses for the foreseeable future. According to management estimates, liquidity resources as of December 31, 2020 are not sufficient to maintain its planned level of operations for the twelve months from the date of issuance of these consolidated financial statements.

These circumstances and the uncertainties associated with the Company’s ability to obtain additional equity or debt financing on terms that are favorable to the Company, enter into collaborative agreements with strategic partners, and otherwise succeed in its future operations raise substantial doubt about the Company’s ability to continue as a going concern.

If the Company is not able to obtain the required funding in the near term, through equity or debt financings or other means, or is unable to obtain funding on terms favorable to the Company, there will be a material adverse effect on its commercialization and development operations and strategic development plan for future growth. If the Company cannot successfully raise additional funding and implement its strategic development plan, the Company may be forced to make reductions in spending, including spending in connection with its commercialization activities, extend payment terms with suppliers, liquidate assets where possible at a potentially lower amount than as recorded in the consolidated financial statements, suspend or curtail planned operations or cease operations entirely. Any of these could materially and adversely affect its liquidity, financial condition and business prospects and the Company would not be able to continue as a going concern.

2.    Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto.

Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include, but are not limited to: the assumptions used in measuring the revenue gross-to-net variable consideration items, the trade accounts receivable credit loss reserve estimate, the discount rate used in estimating the fair value of the lease right-of-use (ROU) assets and lease liabilities, the assumptions used in estimating the fair value of convertible notes, warrants and purchase rights issued, the useful lives of property and equipment, the recoverability of long-lived assets, clinical trial accruals, the assumptions used in estimating the fair value of stock-based compensation expense and in assessing the probability of achieving certain milestones associated with the performance-based restricted stock awards (performance-based RSAs). These assumptions are more fully described in Note 3- Revenue Recognition, Note 5- Convertible Notes, Note 7- Fair Value of Financial Instruments, Note 8- Commitments and Contingencies, and Note 12- Stock-based Compensation. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances and adjusts when facts and circumstances dictate. The estimates are the basis for making judgments about the carrying values of assets and liabilities and recorded expenses that are not readily apparent from other sources. As future events and their effects cannot be determined with precision, actual results may materially differ from those estimates or assumptions.

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

The Company is also subject to credit risk related to its trade accounts receivable from product sales. Its customers are located in the United States and consist of wholesale distributors and a specialty retail pharmacy. The Company extends credit to its customers in the normal course of business after evaluating their overall financial condition, and evaluates the collectability of its accounts receivable by periodically reviewing the age of the receivables, the financial condition of its customers, and its past collection experience. Historically, the Company has not experienced any credit losses. As of December 31, 2020, based on the evaluation of these factors the Company did not record an allowance for doubtful accounts. For the year ended December 31, 2020, the Company’s three largest customers made up approximately 92% of its gross product sales and 95% of its trade accounts receivable balance as of December 31, 2020.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of readily available cash in checking accounts, money market funds, and investments in fixed income debt securities with original maturities of less than three months. Restricted cash consists of cash held in monthly time deposit accounts and letters of credit, which are collateral for the Company’s credit cards, facility leases and fleet leases as described in Note 8- Commitments and Contingencies. As of December 31, 2020, the Company maintained letters of credit of $0.8 million and $0.3 million for its office lease and fleet lease, respectively. Additionally, the remaining $22.2 million of the $25.0 million received from the issuance of convertible unsecured promissory notes in the fourth quarter of 2020 is classified as restricted cash as the Company is contractually obligated to use the funds for specific purposes.

The following table provides a reconciliation of cash, cash equivalents and restricted cash, reported within the consolidated statements of cash flows (in thousands):

	Years Ended December 31,
	2020	2019
Cash and cash equivalents	$48,892	$15,571
Restricted cash	22,559	304
Restricted cash included in other noncurrent assets	800	750
Total cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows	$72,251	$16,625
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
Trade Accounts Receivable and Allowance

Trade accounts receivable are amounts owed to the Company by its customers for product that has been delivered. The trade accounts receivable are recorded at the invoice amount, less prompt pay and other discounts, chargebacks, and an allowance for credit losses, if any. The allowance for credit losses is the Company’s estimate of losses over the life of the receivables. The Company evaluates forward looking economic factors and uses professional judgment to determine the allowance for credit losses, as Phexxi was commercially launched in September 2020 and a significant amount of historical data is not yet available.

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
The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts payable, Adjuvant convertible notes payable Baker Bros. Purchase Agreement, as described in Note 5- Convertible Notes, accrued expenses and accrued compensation approximate their fair values due to their short-term nature. As of December 31, 2020 and 2019, based on the borrowing rate currently available to the Company for loans with similar terms, which is considered a Level 2 input, the Company believes the fair value of the Flex Note (as defined below) approximates its carrying value.
Inventory

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
Impairment of Long-lived Assets

The Company reviews property and equipment for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset or asset group are less than its carrying amount. An impairment loss is measured as the amount by which the carrying amount of an asset or asset group exceeds its fair value. While the Company’s current and historical operating losses and negative cash flows are possible indicators of impairment, management believes that future cash flows to be generated by these assets support the carrying value of its long-lived assets and, accordingly, did not recognize any impairment losses during the years ended December 31, 2020 and 2019.

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

Fair Value of Warrants

The fair value of each of (i) the warrants issued to funds affiliated with WIM (as defined below) and Invesco (as defined below) in connection with the Merger, (ii) Reload Warrants (as defined below) issued in February 2019, (iii) warrants issued in April and June 2019 in connection with the Private Placement (as defined below), (iv) warrants issued in April and June 2020 in connection with the Baker Notes (as defined below), and (v) the change in fair value of warrants as a result of the modification and mark-to-market adjustments for liability-classified warrants were determined using the Black Scholes Merton (BSM) option-pricing model based on the applicable assumptions, which includes the exercise price of warrants, time to expiration, expected volatility of our peer group, risk-free interest rate and expected dividend.

Fair Value of Purchase Rights

The fair value of the Purchase Rights (as defined below) issued in connection with the Private Placement were determined using a combination of a lattice model and BSM option-pricing model. The lattice model was used to determine the future value of the Company’s common stock as of the Second Closing (as defined below). The BSM option-pricing model was used to determine the fair value of the warrants issued at the First Closing (as defined below) and Second Closing and the existing warrants subsequently canceled at the Second Closing (see discussion of the warrants canceled in Note 10- 2019 Private Placement) based on the applicable assumptions.

The initial fair value of the Baker Purchase Rights issued in connection with the Baker Bros. Purchase Agreement, as described in Note 5- Convertible Notes, and the subsequent change in fair value of Baker Purchase Rights upon exercise of such rights, was determined as the maximum of (i) the fair value of rights to purchase the additional $10 million Baker Notes and; (ii) the fair value of the shares of on as-if converted basis, which was determined by the lattice model. The fair value of rights to purchase the accompanying 2,049,180 Baker Warrants (as defined below) was valued using a Geske option-pricing model (Geske model). The Geske model was based on the applicable assumptions, including the underlying stock price, warrant exercise price, the exercise price of the rights to purchase the Baker Warrants, the term of the Baker Warrants, the term of the rights to purchase the Baker Warrants, expected volatility of the Company’s peer group, risk-free interest rate and expected dividend.

Leases

The Company determines if an arrangement is a lease or implicitly contains a lease at inception based on the lease definition, and if the lease is classified as an operating lease or finance lease in accordance with ASC 842, Leases (ASC842). Operating leases are included in operating lease ROU assets and operating lease liabilities in its consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date or the Adoption Date for existing leases based on the present value of lease payments over the lease term using an estimated discount rate. As the Company’s leases do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at commencement date or the Adoption Date in determining the present value of lease payments over a similar term. In determining the estimated incremental borrowing rate, the Company considered a rate obtained from its primary banker for discussion purposes of a potential collateralized loan with a term similar to the lease term, the Company’s historical borrowing capability in the market, and the Company’s costs incurred for underwriting discounts and financing costs in its previous equity financing. The ROU assets also include any lease payments made and exclude lease incentives. For operating leases, lease expense is recognized on a straight-line basis over the lease term. Lease and non-lease components within a contract are generally accounted for separately.

Operating lease ROU assets and lease liabilities were $6.9 and $8.3 million at December 31, 2020, respectively, and were both $0.2 million at December 31, 2019. See Note 8 - Commitments and Contingencies for more detail discussions on leases and financial statements information under ASC 842.

Revenue

The Company recognizes revenue from the sale of Phexxi in accordance with ASC 606, Revenue from Contracts with Customers (ASC 606). Revenue is recognized when the Company’s performance obligation is satisfied by transferring control of the product to a customer. In accordance with the Company’s contracts with customers, control of the product is transferred upon the conveyance of title, which occurs when the product is sold to and received by a customer. The amount of revenue recognized by the Company is equal to the amount of consideration that is expected to be received from the sale of product to its customers.

An estimate for variable consideration is made with each sale and is recorded in conjunction with the revenue being recognized. To calculate the variable consideration, the Company uses the expected value method. If the estimated amount is payable to a customer, it is recorded as a reduction to accounts receivable. If the estimated amount is payable to an entity other than a customer, it is recorded as a current liability.

Research and Development

Research and development expenses include the costs associated with the Company’s research and development activities, including, but not limited to, payroll and personnel-related expenses, stock-based compensation expense, materials, laboratory supplies, clinical studies, and outside services. Research and development costs are expensed as incurred, except when accounting for nonrefundable advance payments for goods or services not yet received. These payments, if any, are capitalized at the time of payment and expensed as the related goods are delivered or the services are performed.

Advertising

Costs for producing advertising are expensed when incurred. Costs for communicating advertising, such as television commercial airtime and print media space, are recorded as prepaid expenses and then expensed when the advertisement occurs.

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

Expensing

The following table summarizes the Company’s stock-based awards expensing policies for employees and nonemployees:

Employees and Nonemployee Consultants After Adopting ASU 2018-07
Service only condition	Straight-line based on the grant date fair value

Performance criterion is probable of being met:

Service criterion is complete	Recognize the grant date fair value of the award(s) once the performance criterion is considered probable of occurrence

Service criterion is not complete	Expense using an accelerated multiple-option approach(1) over the remaining requisite service period

Performance criterion is not probable of being met and:

Is not tied to the successful completion of an initial public offering of the Company’s common stock (IPO)	No expense is recognized until the performance criterion is considered probable at which point expense is recognized using an accelerated multiple-option approach

Is tied to the successful completion of an IPO by the Company	Upon closing of an IPO by the Company, recognize the grant date fair value of the award(s)
________________
(1)The accelerated multiple-option approach results in compensation expense being recognized for each separately vesting tranche of the award as though the award was in substance multiple awards and, therefore, results in accelerated expense recognition during the earlier vesting periods.

Fair Value of Stock Options

The fair value of stock options were determined using the BSM option-pricing model based on the applicable assumptions, which includes the exercise price of warrants, time to expiration, expected volatility of our peer group, risk-free interest rate and expected dividend.

Forfeitures

The Company records forfeitures when they occur.

Performance-based Awards

For performance-based RSAs (i) the fair value of the award is determined on the grant date, (ii) the Company assesses the probability of the individual milestone under the award being achieved and (iii) the fair value of the shares subject to the milestone is expensed over the implicit service period commencing once management believes the performance criteria is probable of being met. If the Performance-based RSAs are modified, the Company applies the share-based payment modification accounting in accordance with ASC 718, Compensation-Stock Compensation (ASC 718).

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

	Years Ended December 31,
	2020	2019
Unvested restricted common stock subject to repurchase	80,000	110,000
Unvested restricted stock units	—	81,667
Common stock to be purchased under the 2019 ESPP	204,664	49,793
Options to purchase common stock	8,935,801	6,419,383
Warrants to purchase common stock	10,426,107	5,305,377
Total	19,646,572	11,966,220
Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, Financial Instruments - Credit Losses, removing, modifying and adding certain disclosure requirements of ASC 326, Measurement of Credit Losses on Financial Instruments (ASU No. 2016-13), which requires credit losses relating to held-to maturity debt securities should be recorded through an allowance for credit losses. ASU No. 2016-13 was effective for the Company on January 1, 2020. The adoption of this new standard did not have a material impact on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (ASU No. 2018-13), which removes, modifies, and adds certain disclosure requirements on fair value measurements in ASC 820, Fair Value Measurements and Disclosures. ASU No. 2018-13 was effective for the Company on January 1, 2020. The adoption of this new standard did not have a material impact on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other removing, modifying and adding certain disclosure requirements of ASC 350, Internal-Use Software (ASU No. 2018-15), which requires capitalizing implementation costs incurred to develop or obtain internal-use software in a cloud computing arrangement that is a service contract. ASU No. 2018-15 was effective for the Company on January 1, 2020. The adoption of this new standard did not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements — Not Yet Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt (ASU No. 2020-06), removing, modifying, and adding certain disclosure requirements of ASC 470, Debt with Conversion and Other Options, and ASC 815, Derivatives and Hedging - Contracts in Entity’s Own Equity (ASC 815). ASU No. 2020-06 will be effective for the Company beginning January 1, 2024. The Company is currently evaluating the expected impact of ASU 2020-06 on the consolidated financial statements.

3.    Revenue

The Company recognizes revenue from the sale of Phexxi in accordance with ASC 606. The provisions of ASC 606 require the following steps to determine revenue recognition: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; (5) recognize revenue when (or as) the entity satisfies a performance obligation.

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

The amount of revenue recognized by the Company is equal to the amount of consideration that is expected to be received from the sale of product to its customers. Revenue is only recognized when the performance obligation is satisfied. To determine whether a significant reversal will occur in future periods, the Company assesses both the likelihood and magnitude of any such potential reversal of revenue.

Phexxi is sold to customers at the wholesale acquisition cost (WAC). However, the Company records product revenue, net of reserves for applicable variable consideration. These types of variable consideration reduce revenue and include the following:

•Distribution services fees
•Prompt pay and other discounts
•Product returns
•Chargebacks
•Rebates
•Co-pay programs

An estimate for variable consideration is made with each sale and is recorded in conjunction with the revenue being recognized. To calculate the variable consideration, the Company uses the expected value method. If the estimated amount is payable to a customer, it is recorded as a reduction to accounts receivable. If the estimated amount is payable to an entity other than a customer, it is recorded as a current liability. An estimated amount of variable consideration may differ from the actual amount. At each balance sheet date, these provisions are analyzed, and adjustments are made if necessary. Any adjustments made to these provisions would also affect net product revenue and earnings.

In accordance with ASC 606, the Company must make significant judgments to determine the estimate for certain variable consideration. For example, the Company must estimate the percentage of end-users that will obtain the product through public insurance such as Medicaid or through private commercial insurance. To determine these estimates, the Company relies on historical sales data showing the amount of various end-user consumer types, inventory reports from the wholesale distributors and specialty pharmacy, and other relevant data reports. However, because Phexxi was launched in September 2020 this historical data is limited. Due to limits on historical data, the Company has used trend analysis, industry standard data, and professional judgment.

The specific considerations that the Company uses in estimating these amounts related to variable consideration are as follows:

Distribution services fees – The Company pays distribution service fees to its wholesale distributors and specialty pharmacy. These fees are a contractually fixed percentage of WAC and are calculated at the time of sale based on the purchase amount. The Company considers these fees to be separate from the customer’s purchase of the product, therefore, they are recorded in other current liabilities on the consolidated balance sheet.

Prompt pay and other discounts – The Company incentivizes its customers to pay their invoices on time through prompt pay discounts. These discounts are an industry standard practice and the company offers a prompt pay discount to each wholesale distributor customer. The specific prompt pay terms vary by customer and are contractually fixed. Prompt pay discounts are typically taken by the Company’s customers, so an estimate of the discount is recorded at the time of sale based on the purchase amount. Prompt pay discount estimates are recorded as contra trade accounts receivable on the consolidated balance sheet.

The Company may also give other discounts to its customers to incentivize purchases and promote customer loyalty. The terms of such discounts may vary by customer. These discounts reduce gross product revenue at the time the revenue is recorded.

Chargebacks – Certain government entities and covered entities (e.g. Veterans Administration, 340B covered entities) will be able to purchase the product at a price discounted below WAC. The Company has finalized agreements with these types of entities. The difference between the government or covered entity purchase price and the wholesale distributor purchase price of WAC will be charged back to the Company. The Company estimates the amount of each chargeback channel based on the expected number of claims in each channel and related cost that is associated with the revenue being recognized for product that remains in the distribution channel at the end of each reporting period. Estimated chargebacks are recorded as contra trade accounts receivable on the consolidated balance sheet.

Rebates – The Company will be subject to mandatory discount obligations under the Medicaid and Tricare programs. The Company is currently in the process of finalizing these agreements with Medicaid and Tricare. The rebate amounts for these programs are determined by statutory requirements or contractual arrangements. Rebates are owed after the product has been dispensed to an end user and the Company has been invoiced. Rebates for Medicaid and Tricare are typically invoiced in arrears. The Company estimates the amount in rebates based on the expected number of claims and related cost that is associated with the revenue being recognized for product that remains in the distribution channel at the end of each reporting period. Rebate estimates are recorded as other current liabilities on the consolidated balance sheet.

Co-pay programs - The Company offers co-pay programs to commercially insured patients whose insurance requires a co-pay to be made when filling their prescription. This is a voluntary program that is intended to provide financial assistance to patients meeting certain eligibility requirements. The Company estimates the amount of co-pay programs based on the expected number of claims and related cost that is associated with the revenue being recognized for product that remains in the distribution channel at the end of each reporting period. Co-pay programs estimates are recorded as other current liabilities on the consolidated balance sheet.

Product returns – Customers have the right to return product that is within six months or less of the labeled expiration date or that is past the expiration date by no more than six months. Phexxi was commercially launched in September 2020 and there were no returns as of December 31, 2020. Due to the lack of historical data, the Company used professional judgment to estimate returns based on industry data for similar products. As time passes and historical data becomes available, the Company will begin to use historical sales and return data to estimate future product returns.

Certain wholesale distributors also have the ability to return product that is related to the initial stocking order for the Phexxi product launch. The specific terms for this type of product return vary by the specific wholesale distributor agreement. Product return estimates are recorded as other current liabilities on the consolidated balance sheet.

As of December 31, 2020, the accrued balance associated with variable considerations discussed above was approximately $1.0 million.

4.    Inventories

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

Inventories consist of the following (in thousands) for the period indicated:

December 31, 2020
Raw materials	$332
Work in process(1)	4,162
Finished goods	2,668
Total	$7,162
_____________________
(1) The work in process balance represents all production costs incurred for partially completed goods.

5.    Convertible Notes

Baker Bros. Notes

On April 23, 2020, the Company entered into a Securities Purchase and Security Agreement (the Baker Bros. Purchase Agreement) with certain affiliates of Baker Bros. Advisors LP, as purchasers (the Baker Purchasers), and Baker Bros. Advisors LP, as designated agent, pursuant to which the Company agreed to issue and sell to the Baker Purchasers (i) convertible senior secured promissory notes (the Baker Notes) in an aggregate principal amount of up to $25.0 million and (ii) warrants to purchase shares of common stock (the Baker Warrants) in a private placement.

At the initial closing date of April 24, 2020 (the Baker Initial Closing), the Company issued and sold Baker Notes with an aggregate principal amount of $15.0 million (the Baker First Closing Notes) and Baker Warrants exercisable for 3,073,770 shares of common stock (the Baker First Closing Warrants).

Following the Baker Initial Closing, the Baker Purchasers had an option to purchase from the Company up to $10.0 million of Baker Notes (the Baker Purchase Rights) at the Baker Purchasers’ discretion at any time prior to the Company receiving at least $100.0 million in aggregate gross proceeds from one or more sales of equity securities.

On June 5, 2020 (the Exercise Date), the Baker Purchasers exercised the Baker Purchase Rights. At the second closing date of June 9, 2020, the Baker Purchasers acquired the remaining Baker Notes with an aggregate principal amount of $10.0 million (the Baker Second Closing Notes) and Baker Warrants exercisable for 2,049,180 shares of common stock (the Baker Second Closing Warrants). With the completion of the underwritten public offering in June 2020 as further discussed in Note 11- Stockholders' Equity, the conversion price of the Baker Notes and the exercise price of the Baker Warrants is $2.44. The Baker Warrants have a five-year term with a cashless exercise provision and are immediately exercisable at any time from their respective issuance date.

The Baker Notes have a five-year term, with no pre-payment ability. Interest on the unpaid principal balance of the Baker Notes (the Baker Outstanding Balance) accrues at 10.0% per annum with interest accrued during the first year from the two respective closing dates recognized as payment-in-kind. Accrued interest beyond the first year of the respective closing dates are to be paid in arrears on a quarterly basis in cash or recognized as payment-in-kind, at the direction of the Baker Purchasers. Interest expense pertaining to the Baker Notes for the year ended December 31, 2020 was approximately $1.7 million and is included in short-term convertible notes payable on the accompanying consolidated balance sheet as of December 31, 2020.

The Baker Notes are convertible at any time at the option the Baker Purchasers at the aforementioned conversion price. The Baker Notes are callable by the Company on 10 days’ written notice beginning on the third anniversary of the Baker Initial Closing. The call price will equal 100% of the Baker Outstanding Balance plus accrued and unpaid interest if the Company’s common stock as measured using a 30-day volume weighted average price (VWAP) is greater than the benchmark price of $4.99 as stated in the Baker Bros. Purchase Agreement, or 110% of the Baker Outstanding Balance plus accrued and unpaid interest if the VWAP is less than such benchmark price. The Baker Purchasers also have the option to require the Company to repurchase all or any portion of the Baker Notes in cash upon the occurrence of certain events. In a repurchase event, as defined in the Baker Bros. Purchase Agreement, the repurchase price will equal 110% of the Baker Outstanding Balance plus accrued and unpaid interest. In an event of default or the Company’s change of control, the repurchase price will equal to the sum of (x) three times of the Baker Outstanding Balance plus (y) the aggregate value of future interest that would have accrued. Collectively, these options are the “Embedded Features” of the Baker Notes.

The Company's stockholders approved the issuance of the shares issuable upon conversion of the Baker Notes and the exercise of the Baker Warrants in order to comply with Nasdaq Listing Rules 5635(b) and 5635(d) at its special meeting of stockholders held on June 18, 2020 (the Approval Date).

The Company evaluated whether any of the Embedded Features required bifurcation as a separate component of equity. The Company elected the fair value option (FVO) under ASC 825, Financial Instruments, as the Baker Notes are qualified financial instruments and are, in whole, classified as liabilities. Under the FVO, the Company recognized the hybrid debt instrument at fair value inclusive of the Embedded Features. The Company also determined that the Baker Warrants and the Baker Purchase Rights were free standing financial instruments and were classified as liabilities at the time of issuance in accordance with ASC 480, Distinguishing Liabilities From Equity (ASC 480) due to the required stockholders’ approval noted above.

Under the valuation methods as described in Note 7- Fair Value Financial Instruments, the Company recorded the following in the consolidated financial statements related to the Baker Notes and Baker Warrants during the quarter ended June 30, 2020: (i) an aggregate of $58.1 million in convertible notes and an aggregate of $46.7 million for warrants and purchase rights liability at the Baker Initial Closing and Exercise Date; (ii) a $64.0 million loss on issuance of financial instruments recognized at the Baker Initial Closing and Exercise Date in the consolidated statement of operations; (iii) an aggregate $34.1 million gain on fair value changes of financial instruments as a result of mark-to-market adjustments on the Baker Notes, Baker Warrants and Baker Purchase Rights recognized respectively at the Exercise Date, Approval Date and the quarter ended June 30, 2020, in the consolidated statement of operations; (iv) a $15.8 million reclassification from purchase rights liability to the convertible notes and warrants liability on the Exercise Date; and (v) an $11.0 million reclassification from warrants liability to additional paid-in capital in the consolidated balance sheet on the Approval Date. In addition, the Company concluded that there was no change in the underlying instrument-specific credit risk between the issuance dates for the Baker Notes and December 31, 2020, and, therefore there was no change recognized in the fair value of the convertible notes associated with differences in credit risk that would be presented separately as a component of other comprehensive income.

Using the same valuation methods discussed in Note 7- Fair Value Financial Instruments, the Company recorded an aggregate $6.8 million loss on fair value changes of financial instruments as a result of mark-to-market adjustments recognized on the Baker Notes for the year ended December 31, 2020 in the consolidated financial statements.

The Baker Notes contain various customary affirmative and negative covenants agreed to by the Company. The Company was in compliance with all applicable covenants at December 31, 2020. The Baker Notes also include customary events of default as set forth in the Baker Bros. Purchase Agreement, such that, in an event of default, the Baker Purchasers will have the right to accelerate repayment of the aggregate loan balance then outstanding.

As of December 31, 2020, the Baker Notes are recorded in the consolidated balance sheet as short-term convertible notes payable with a total balance of $52.4 million. The balance is comprised of a $50.7 million fair value of the Baker Notes and $1.7 million in accrued interest.

Adjuvant Notes

On October 14, 2020, the Company entered into a Securities Purchase Agreement (the Adjuvant Purchase Agreement) with Adjuvant Global Health Technology Fund, L.P., and Adjuvant Global Health Technology Fund DE, L.P. (together, the Adjuvant Purchasers and each an Adjuvant Purchaser), pursuant to which the Company sold unsecured convertible promissory notes (the Adjuvant Notes) in aggregate principal amount of $25.0 million.

The Adjuvant Notes have a five-year term with interest accruing at 7.5% per annum on a quarterly basis in arrears to the outstanding balance of the Notes and are recognized as payment-in-kind. Interest expense pertaining to the Adjuvant Notes for the year ended December 31, 2020 was approximately $0.4 million and is included in long-term convertible notes payable on the accompanying consolidated balance sheet as of December 31, 2020. In connection with certain Company change of control transactions, the Adjuvant Notes may be prepaid at the option of the Company or will become payable at the option of the Adjuvant Purchasers.

The Adjuvant Notes are convertible, subject to customary 4.99% and 19.99% beneficial ownership limitations, into shares of the Company’s common stock, par value $0.0001 per share, at any time at the option of the Adjuvant Purchasers at a conversion price of $3.65 per share. To the extent not previously prepaid or converted, the Notes will automatically convert into shares of the Company’s common stock at the Conversion Price immediately following the earliest of the time at which the (i) 30-day value-weighted average price of the Company’s common stock is $10.00 per share, or (ii) Company achieves cumulative net sales from the sales of Phexxi of $100,000,000, provided such net sales are achieved prior to July 1, 2022.

The Adjuvant Notes contain various customary affirmative and negative covenants agreed to by the Company. The Company was in compliance with all applicable covenants at December 31, 2020. The Adjuvant Notes also include customary events of default as set forth in the Adjuvant Purchase Agreement, such that, in an event of default, the Adjuvant Purchasers will have the right to accelerate repayment of the aggregate loan balance then outstanding.

The Adjuvant Notes are accounted for in accordance with authoritative guidance for convertible debt instruments. The $25.0 million in proceeds is considered to be restricted cash for financial reporting purposes due to contractual stipulations that specify the types of expenses the money can be spent on and how it must be allocated. As of December 31, 2020, there is $22.2 million in proceeds remaining which is included in restricted cash on the accompanying consolidated balance sheet.

As of December 31, 2020, the Adjuvant Notes are recorded in the consolidated balance sheet as long-term convertible notes payable with a total balance of $25.2 million. The balance is comprised of $24.8 million in principal and $0.4 million in accrued interest.

6.    Balance Sheet Details

Short-term Investments

Short-term investments consist of held-to-maturity securities that will be due in one year or less. The following table illustrates the held-to-maturity securities’ amortized costs at purchase and the fair value for the period presented (in thousands). All of the short-term investments at December 31, 2019 have matured and there are no short-term investments as of December 31, 2020.

December 31, 2019	Amortized Cost Basis	Gross Unrealized Gains	Fair Value
Fixed income debt securities	$8,233	$42	$8,275
Total held-to-maturity securities	$8,233	$42	$8,275

Prepaid and Other Current Assets
Prepaid and other current assets consist of the following (in thousands):

	Years Ended December 31,
	2020	2019
Selling and marketing related costs	$15,414	$491
Insurance	900	481
Prepaid overhead	382	—
Clinical trial related costs	304	—
Other receivables	—	436
Flex note receivable (1)	250	250
Other	800	655
Total	$18,050	$2,313
_______________________
(1) In June 2016, Private Evofem’s board of directors committed to a plan to sell its Softcup line of business (Softcup) and re-direct its available cash resources to further develop Phexxi. In July 2016, the Company entered into an Asset Purchase Agreement with The Flex Company (Flex), whereby Flex would acquire certain assets and assume certain liabilities associated with Softcup. Total consideration for the Softcup sale was $1.9 million, with $0.6 million received in cash at closing and the remaining $1.3 million due and payable under a note in favor of the Company (the Flex Note) through January 1, 2021 (the Flex Maturity Date). The Flex Note bears simple interest at a rate of 5.0% per annum on the remaining principal amount outstanding. An annual principal payment of approximately $0.3 million and the annual accrued and unpaid interest are payable each January 1, beginning in 2017 through the Flex Maturity Date. The note was paid off on January 4, 2021.

The Flex Note is secured by the Softcup assets and has been recorded at fair value. The Company’s incremental borrowing rate and the stated interest rate of the Flex Note are materially consistent.

Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

		Years Ended December 31,
	Useful Life	2020	2019
Research equipment	5 years	$623	$608
Computer equipment and software	3 years	444	13
Office furniture	5 years	629	205
Leasehold improvements	5 years or less	1,540	340
Construction in-process	—	2,249	77
		5,485	1,243
Less: accumulated depreciation		(1,151)	(849)
Total, net		$4,334	$394
Depreciation expense was approximately $0.3 million for both the years ended December 31, 2020 and 2019.

Other Noncurrent Assets

Other noncurrent assets consist of the following (in thousands):

	Years Ended December 31,
	2020	2019
Restricted cash included in noncurrent assets	$800	$750
Prepaid directors & officers' insurance	214	320
Flex note receivable, net of current portion	—	250
Other	34	—
Total	$1,048	$1,320

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	Years Ended December 31,
	2020	2019
Clinical studies	$1,417	$585
Marketing and public relations	564	—
Legal and other professional fees	1,631	1,652
Manufacturing related costs	498	—
Other	366	547
Total	$4,476	$2,784

7.    Fair Value of Financial Instruments

The fair values of the Company’s assets, including the money market funds, investments in marketable fixed income debt securities classified as cash and cash equivalents, restricted cash, investments in marketable fixed income debt securities classified as held-to-maturity, Flex Note receivable, and the Baker Notes, measured on a recurring basis are summarized in the following tables, as applicable (in thousands):

	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$53,485	$53,485	$—	$—
Fixed income debt securities classified as cash and cash equivalents	16,498	16,498	—	—
Flex note receivable	250	—	250	—
Total assets	$70,233	$69,983	$250	$—

Convertible notes payable (2)	$50,752	$—	$—	$50,752
Total liabilities	$50,752	$—	$—	$50,752

_______________________
(1) Included as a component of cash and cash equivalents on the accompanying consolidated balance sheet.
(2) The convertible notes payable as of December 31, 2020 on the accompanying consolidated balance sheet also includes approximately $1.7 million accrued interest on the Baker Notes.

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

The Baker Warrants and the Baker Purchase Rights, and the Private Placement First Closing Warrants and the Private Placement Purchase Rights as discussed in Note 5- Convertible Notes and Note 10- 2019 Private Placement, respectively, were determined to be classified as liabilities. Therefore, they were stated at fair value at issuance and subject to mark-to-market adjustment at each reporting date until a subsequent event occurs that would change their classification. They were considered Level 3 instruments because the fair value measurement was based, in part, on significant inputs not observed in the market.

The following tables summarize the changes in Level 3 financial liabilities measured at fair value on a recurring basis for the year ended December 31, 2020 and 2019 (in thousands).

	Baker First Closing Notes	Baker Second Closing Notes	Total
Balance at December 31, 2019	$—	$—	$—
Initial liability at issuance	37,405	20,715	58,120
Change in fair value	(6,954)	(414)	(7,368)
Balance at December 31, 2020 (1)	$30,451	$20,301	$50,752
_____________________
(1) The convertible notes payable as of December 31, 2020 on the accompanying consolidated balance sheet also includes approximately $1.7 million accrued interest on the Baker Notes.

	Baker First Closing Warrants	Baker Purchase Rights	Baker Second Closing Warrants	Total
Balance at December 31, 2019	$—	$—	$—	$—
Initial liability at issuance	14,007	27,636	5,098	46,741
Change in fair value	(7,408)	(11,823)	(682)	(19,913)
Reclassification from liability to equity	(6,599)	—	(4,416)	(11,015)
Exercise of Baker Purchase Rights for convertible notes	—	(10,715)	—	(10,715)
Exercise of Baker Purchase Rights for warrants	—	(5,098)	—	(5,098)
Balance at December 31, 2020	$—	$—	$—	$—

	Private Placement Warrants	Private Placement Purchase Rights
Balance at December 31, 2018	$—	$—
Initial liability at issuance	3,611	3,183
Change in fair value	3,315	19,617
Reclassification from liability to equity	(6,926)	(22,800)
Balance at December 31, 2019	$—	$—

Baker Notes

The fair value of the Baker Notes issued as described in Note 5- Convertible Notes, and subsequent changes in fair value recorded at the December 31, 2020 reporting date, were determined using a Monte Carlo simulation-based model. Monte Carlo simulation was used to take into account the Embedded Features, and assumptions, including the future value of the Company's common stock, a potential change of control event, the maturity term of the Baker Notes, the probability of an event of voluntary conversion of the Baker Notes, exercise of the put right, and exercise of the Company's call right.

Baker Warrants and Private Placement Warrants

The fair value of the Baker Warrants issued during the second quarter of 2020 as described in Note 5- Convertible Notes, and the fair value of the Private Placement First Closing Warrants issued during the second quarter of 2019 as described in Note 10- 2019 Private Placement, and the respective changes in fair value of these warrants as a result of mark-to-market adjustments, were determined using the Black-Scholes option pricing model based on the following weighted-average assumptions for the periods indicated.

	Years Ended December 31,
	2020	2019
Expected volatility	93.7%	75.0%
Risk-free interest rate	0.4%	2.2%
Expected dividend yield	—%	—%
Expected term (years)	4.9	6.9
Baker Purchase Rights and Private Placement Purchase Rights

The fair value of the Baker Purchase Rights, and the subsequent change in fair value of these rights upon exercise of such rights, was determined as the maximum of (i) the fair value of rights to purchase the additional $10 million Baker Notes and (ii) the fair value of the shares of on as-if converted basis, which was determined by the lattice model. The fair value of rights to purchase an additional 2,049,180 Baker Warrants was valued using a Geske model. The Geske model was based on the applicable assumptions, including the underlying stock price, warrant exercise price, the exercise price of the rights to purchase the Baker Warrants, the term of the Baker Warrants, the term of the rights to purchase the Baker Warrants, the expected volatility of the Company’s peer group, risk-free interest rate and expected dividend.

The fair value of the Private Placement Purchase Rights issued in connection with the 2019 Private Placement, as described in Note 10- 2019 Private Placement, and the change in fair value of the Private Placement Purchase Rights as a result of the mark-to-market adjustments upon stockholder approval of the 2019 Private Placement, was determined using a combination of a lattice model and a Black-Scholes option-pricing model. The lattice model was used to determine a range of future value of the Company's common stock. The Black-Scholes option-pricing model was based on the applicable assumptions, including the future value of the Company's common stock as determined by the lattice model, warrant exercise price, time to expiration, expected volatility of our peer group, risk-free interest rate and expected dividend.

8.    Commitments and Contingencies
Operating Leases
Fleet Lease

In December 2019, the Company and Enterprise FM Trust (the Lessor) entered into a Master Equity Lease Agreement whereby the Company leases vehicles to be delivered by the Lessor from time to time with various monthly costs depending on the vehicles delivered for a term of 24 or 36 months, commencing on each corresponding delivery date. The leased vehicles are for use by eligible employees of the Company's commercial operations personnel. There was a total of 76 vehicles delivered during the year ended December 31, 2020. The Company maintains a letter of credit as collateral in favor of the Lessor, which was included in restricted cash in the consolidated balance sheet. This letter of credit was $0.3 million as of December 31, 2020. There was no such amount as of December 31, 2019. The Company determined that the leased vehicles are accounted for as operating leases under ASC 842.

2020 Lease and the First Amendment

On October 3, 2019, the Company entered into an office lease for approximately 24,474 square feet (Existing Premises) pursuant to a non-cancelable lease agreement (the 2020 Lease). The 2020 Lease commenced on April 1, 2020 and will expire on September 30, 2025, unless terminated earlier in accordance with its terms. The Company has a right to extend the term of the lease for an additional five years and does not anticipate exercising such extension. The Company provided the landlord with a $750,000 security deposit in the form of a letter of credit for the Existing Premises. On April 14, 2020, the Company entered into the first amendment to the 2020 Lease for an additional 8,816 rentable square feet of the same office location (Expansion Premises), which commenced on September 1, 2020 and will expire on September 30, 2025. The Company provided an additional $50,000 in a letter of credit for the Expansion Premises. As of December 31, 2020 and 2019, restricted cash maintained as collateral for the Company’s security deposit was $0.8 million.

2015 Lease

Effective January 30, 2015, Private Evofem entered into a sublease for office space under a noncancelable lease agreement that expired in March 2020 (the 2015 Lease), which is the Company's primary office space. The sublease provided for two renewal periods of five years each, but the sub-lessor did not renew its lease. In lieu of paying a security deposit directly to the sub-lessor, the Company maintained a time deposit in favor of the sub-lessor (the Deposit), which is included in restricted cash in the consolidated balance sheet as of December 31, 2019. During months 13 through 58 of the 2015 Lease term, subject to certain restrictions, approximately $5,000 of the Deposit was released each month through November 2019 and approximately $66,000 of the Deposit was released each month between December 2019 and March 2020. The 2015 Lease expired on March 31, 2020.

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

		Year Ended December 31,
Lease Cost (in thousands)	Classification	2020	2019
Operating lease expense	Research and development	$413	$307
Operating lease expense	Selling and marketing	568	115
Operating lease expense	General and administrative	625	315
Total		$1,606	$737

Lease Term and Discount Rate	December 31, 2020	December 31, 2019
Weighted Average Remaining Lease Term (in years)	4.43	0.25
Weighted Average Discount Rate	12%	12%

Maturity of Operating Lease Liabilities (in thousands)	Year Ended December 31
2021	$2,450
2022	2,515
2023	2,171
2024	2,192
2025	1,502
Total lease payments	10,830
Less: imputed interest	(2,510)
Total	$8,320

Other information (in thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows in operating leases	$1,185	$834

Other Contractual Commitments

In November 2019, the Company entered into a supply and manufacturing agreement with a third-party to manufacture Phexxi and potentially other product candidates in accordance with all applicable current good manufacturing practice regulations, pursuant to which the Company has certain minimum purchase commitments based on the forecasted product sales.

Contingencies

From time to time the Company may be involved in various lawsuits, legal proceedings or claims that arise in the ordinary course of business. There were no claims or actions pending against the Company as of December 31, 2020 and 2019, which management believes would have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and an adverse result in any matter that may arise from time to time could harm the Company’s business.

Intellectual Property Rights

In 2014, Private Evofem entered into an amended and restated license agreement (the Rush License Agreement) with Rush University Medical Center (Rush University) pursuant to which Rush University granted Private Evofem an exclusive, worldwide license of certain patents and know-how related to its multipurpose vaginal pH modulator technology authorizing Private Evofem to make, distribute and commercialize products and processes for any and all therapeutic, prophylactic and/or diagnostic uses, including, without limitation, use for female vaginal health and/or birth control. Pursuant to the Rush License Agreement, the Company is obligated to pay to Rush University an earned royalty based upon a percentage of net sales in the range of mid-single digits. In September 2020, the Company entered the first amendment to the Rush License Agreement, pursuant to which the Company is also obligated to pay a minimum annual royalty amount of $100,000 to the extent the earned royalties do not equal or exceed $100,000 commencing January 1, 2021. Such royalty payments were immaterial for the year ended December 31, 2020.

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

During the first quarter of 2019, the Sublicenses were reassigned to Woman Care Global Cares (WCG Cares), upon which, the unpaid sublicense fees ceased accruing interest and all accrued sublicense fees and interest expense of $1.3 million were transferred and became payable to WCG Cares. During the year ended December 31, 2019, the Company and WCG Cares entered into a settlement agreement, whereby the Company paid $1.0 million to WCG Cares to settle the entire outstanding balance. The Company recorded the difference of $0.3 million as a concession recorded within other income (expense) in its consolidated statement of operations during the third quarter of 2019. See Note 9- Related-party Transactions for a summary of the Company’s transactions with WCGCIC, WomanCare Global International, a non-profit organization registered in England and Wales (WCGI) and related entities, and WCG Cares.

9.    Related-party Transactions

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

Consulting fees incurred under the 2017 and 2019 Consulting Agreements were approximately $0.1 million and $0.6 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and December 31, 2019, excluding board fees, there was no accrued compensation owed to Mr. Lynch.

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

Effective January 2016, Private Evofem and WCGI entered into a shared-services agreement (the SSA), which replaced the prior service agreement. Under the terms of the SSA, Private Evofem and WCGI cross charged the other company’s services provided by each entity on behalf of the other. The SSA also allowed for netting of due to and due from shared-services fees. In July 2019, the SSA was terminated. Services provided under the SSA on behalf of WCGI were immaterial for the year ended December 31, 2019. The amounts of receivables and payables related to the Company’s transactions with WCGI related entities as of December 31, 2019 and for the year ended December 31, 2019 were immaterial. All accrued sublicense fees and interest expense related to the Sublicenses as of December 31, 2018 became payable to WCG Cares during the first quarter of 2019.

Transactions with WCG Cares
In 2013, WCG Cares, a 501(c)(3) nonprofit organization, was incorporated under the laws of the State of California. Its primary purpose is to directly engage in and/or fund the development and implementation of programs that promote reproductive health, education, research and increased access to high-quality, innovative and affordable reproductive health care and health care products around the world. Ms. Pelletier served as the CEO and President of WCG Cares from 2013 to November 2017. She was a member of its board from November 2017 to March 1, 2020, and also served as chair of its board of directors from November 2017 to May 2018. Additionally, Mr. Justin J. File served as WCG Cares' Chief Financial Officer from November 2017 to May 2018. Dr. Kelly Culwell served as WCG Cares' Chief Medical Officer from November 2017 to December 2018. Dr. Culwell was also appointed to its board of directors in January 2019 with a term of three years until December 31, 2021.

In March 2018, the Company and WCG Cares entered into a shared-services agreement (the Cares Shared Services Agreement). Under the terms of the Cares Shared Services Agreement, the Company and WCG Cares cross charged services provided by each entity (or their subsidiaries) on behalf of the other. The Cares Shared Services Agreement also allowed for netting of due to and due from shared-services fees. In July 2019, the Company provided a notice of termination to WCG Cares to terminate the Cares Shared Services Agreement effective September 2019. There were no services provided under the Cares Shared Services Agreement on behalf of WCG Cares for the year ended December 31, 2020, and there were no net shared-services due to the Company as of December 31, 2020. Services provided under the Cares Shared Services Agreement on behalf of WCG Cares were immaterial for the year ended December 31, 2019 and the net shared-services due to the Company were immaterial as of December 31, 2019.

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

10.     2019 Private Placement
On April 10, 2019, the Company entered into a Securities Purchase Agreement with PDL BioPharma, Inc., a Delaware corporation (PDL), funds discretionally managed by Invesco Ltd. (Invesco) and funds managed by Woodford Investment Management Ltd. (WIM, collectively with Invesco and PDL, the 2019 Purchasers), providing for the issuance and sale to the 2019 Purchasers of an aggregate of up to $80 million of the Company’s common stock, par value $0.0001 per share at a purchase price of $4.50 per share, and warrants to purchase shares of common stock with an exercise price of $6.38 per share in a private placement (the Private Placement) to be funded in up to two separate closings.

The first closing was completed on April 11, 2019 (the Private Placement First Closing), pursuant to which the Company (i) issued and sold to PDL 6,666,667 shares of its common stock and warrants to purchase up to 1,666,667 shares of common stock (the Private Placement First Closing Warrants) and (ii) provided to the Purchasers an option, but not an obligation, from the Company to issue and sell to each 2019 Purchaser the shares of common stock and warrants as specified in the aforementioned Securities Purchase Agreement during the period beginning on April 11, 2019 and ending on June 10, 2019 (the Private Placement Purchase Rights). The total consideration for the Private Placement First Closing was $30 million.

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

The warrants have 7-year term and will become exercisable at any time on or after the date that is six (6) months following their respective issuance dates. The Company determined the Private Placement First Closing Warrants were free standing financial instruments and a liability classified in accordance with ASC 480 due to the requirement to obtain stockholder approval pursuant to Nasdaq Listing Rule 5635(b). The Company utilized the Black-Scholes option-pricing model to calculate the fair value of warrants at issuance and on the Private Placement Approval Date for the Private Placement First Closing Warrants, and recorded the following in the consolidated financial statements for the three months ended June 30, 2019: (i) $3.6 million warrant liability at issuance; (ii) $3.3 million change in fair value of warrants in the consolidated statement of operations as a result of mark-to-market adjustments on the Private Placement Approval Date; and (iii) $6.9 million reclassification from warrant liability to additional paid-in capital in the consolidated balance sheet on the Private Placement Approval Date.

The Private Placement Second Closing Warrants were determined to be free standing financial instruments and equity classified in accordance with ASC 815. The Company utilized the Black Scholes option-pricing model to calculate the fair value of warrants at issuance and recorded an estimated fair value of $12.7 million as additional paid-in capital in the consolidated balance sheet.

The Company also determined the Private Placement Purchase Rights were free standing financial instruments and liability classified in accordance with ASC 480 due to the stockholder approval provision noted above. As described in Note 7- Fair Value Financial Instruments, the Company utilized a combination of a lattice model and a Black-Scholes option-pricing model to calculate the fair value of the Private Placement Purchase Rights at issuance and on the Private Placement Approval Date. The Company recorded the following in the consolidated financial statements during the second quarter of 2019: (i) $3.2 million purchase rights liability at issuance for the purchase rights provided to PDL; (ii) $0.7 million loss on issuance of purchase rights at issuance in the consolidated statement of operations for the purchase rights provided to Invesco and WIM; (iii) $19.6 million change in fair value of purchase rights in the consolidated statement of operations as a result of mark-to-market adjustments on the Private Placement Approval Date; and (iv) $22.8 million reclassification from purchase rights liability to additional paid-in capital in the consolidated balance sheet on the Private Placement Approval Date.

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

Additionally, upon completion of the Private Placement Second Closing, the previously issued WIM Warrants (defined below) and Reload Warrants (defined below) to purchase up to 475,000 shares and 1,188,029 shares of common stock, respectively, were canceled. See Note 11- Stockholders' Equity for additional details on the Reload Warrants. The Company included such cancellation in valuing the purchase rights described above.

11.    Stockholders' Equity

Warrants

On February 5, 2019, the Company entered into letter agreements (the Repricing Letter Agreements) with WIM and certain other holders of outstanding warrants to purchase common stock of the Company by exercising certain outstanding warrants. Upon execution of the Repricing Letter Agreements, investment funds affiliated with WIM exercised certain warrants received upon the completion of the Merger (WIM Warrants) to purchase an aggregate of 1,525,000 shares of common stock, and WIM and other holders of common warrants issued in the public offering in May 2018 (Public Offering Warrants) exercised their common warrants to purchase an aggregate of 851,062 shares of common stock at a reduced exercise price of $2.64 per share. The Company received gross proceeds of approximately $6.3 million from these exercises in 2019.

The Company determined that the incremental fair value as a result of the modification to these warrants from the change of the exercise price was approximately $1.4 million and $0.5 million for the WIM Warrants and Public Offering Warrants, respectively, which were recorded as a change in fair value of warrants in the consolidated statement of operations for the year ended December 31, 2019.

In addition, on February 8, 2019 and per the terms of the Repricing Letter Agreements, the Company issued warrants to purchase up to 1,188,029 shares of the Company’s common stock (Reload Warrants) to the holders' party to the Repricing Letter Agreements, at an exercise price of $5.20 per share. The Company determined the Reload Warrants are free standing financial instruments and equity classified in accordance with ASC 480. Since the Reload Warrants were issued in addition to the reduced exercise price to induce the holders of WIM Warrants and common warrants to exercise their warrants, the Company determined the fair value of the Reload Warrants was also the incremental fair value as a result of the modification to the WIM warrants and common warrants exercised. To determine the fair value of the Reload Warrants, the Company utilized the Black-Scholes option-pricing model, which resulted in an estimated fair value of the Reload Warrants of $2.5 million, which was recorded as additional paid-in capital in the consolidated balance sheet and change in fair value of warrants in the consolidated statement of operations for the year ended December 31, 2019.

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

As of December 31, 2020, warrants to purchase up to 10,426,107 shares of the Company's common stock remain outstanding at a weighted average exercise price of $4.54 per share. These warrants are summarized below:

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

ATM Program

In November 2019, the Company entered into an Equity Distribution Agreement (the Equity Distribution Agreement) with Piper Sandler & Co. (Piper Sandler), which provided the Company the ability to offer and sell shares of its common stock in ATM offerings (as defined in Rule 415 of the Securities Act of 1933, as amended) having an aggregate offering price up to $50 million from time to time through Piper Sandler acting as sales agent. On June 2, 2020, in connection with the Public Offering discussed in Note 11- Stockholders’ Equity, the Equity Distribution Agreement was terminated. During the year ended December 31, 2020, the Company received proceeds of approximately $3.8 million in cash and cash equivalents (including $0.3 million that was included in other receivables in the consolidated balance sheet at December 31, 2019), net of commissions, from the sale of 676,656 shares of its common stock.

Short-swing Profit Disgorgement

During the year ended December 31, 2020, the Company received an aggregate of $0.2 million in cash from short-swing profit disgorgement, which is included as an increase to additional paid-in capital in the consolidated statement of stockholders’ equity and as a financing activity in the consolidated statement of cash flows.

Common Stock Reserved for Future Issuance
Common stock reserved for future issuance is as follows in common equivalent shares as of December 31, 2020:

Common stock issuable upon the exercise of stock options outstanding	8,935,801
Common stock issuable upon the exercise of common stock warrants	10,426,107
Common stock available for future issuance under the 2019 ESPP	1,293,721
Common stock available for future issuance under the Amended and Restated 2014 Plan	1,735,573
Common stock available for future issuance under the Amended Inducement Plan	527,175
Total common stock reserved for future issuance	22,918,377

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

Each Right entitles stockholders to purchase from the Company, when exercisable and subject to adjustment, one one-thousandth of a share of Series A Preferred Stock at a purchase price of $17.50 per Unit (the Purchase Price). The Rights generally become exercisable (the Distribution Date) upon the earlier of (i) 10 business days following a public announcement that a person or group of affiliated or associated persons (an Acquiring Person) has acquired or otherwise obtained beneficial ownership of 32% or more of the then‑outstanding shares of common stock of the Company, and (ii) 10 business days (or such later date as may be determined by the board of directors of the Company) following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person. If a person becomes an Acquiring Person, then each holder of a Right will thereafter have the right to receive, upon exercise, Units of Preferred Stock or, at the option of the Company, shares of common stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the Purchase Price of the Right. If the Company is acquired in a merger or similar business combination transaction at any time after a person has become an Acquiring Person, each holder of a right (other than the Acquiring Person and certain related parties) will be entitled to purchase a similar amount of common stock of the acquiring entity.

12.     Stock-based Compensation

Equity Incentive Plans

The following table summarizes stock-based compensation expense related to stock options, restricted stock awards (RSAs) and RSUs granted to employees, non-employee directors and consultants, and Employee Stock Purchase Plan included in the consolidated statements of operations as follows (in thousands):

	Years Ended December 31,
	2020	2019
Research and development	$1,922	$1,131
Selling and marketing	2,388	1,372
General and administrative	8,387	6,076
Total	$12,697	$8,579

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

On September 15, 2014, Neothetics’ board of directors adopted, and stockholders approved, the 2014 Equity Incentive Plan (the 2014 Plan), which was amended and restated on each of May 2018 and February 26, 2019 (the Amended and Restated 2014 Plan), which among other things, increased the number of authorized shares under the 2014 Plan from 749,305 to an aggregate of 7,800,000 shares. On February 25, 2020, the Company’s board of directors approved, subject to stockholder approval, and recommended its stockholders approve at the 2020 Annual Meeting, an additional 2,000,000 authorized shares reserved for issuance under the Amended and Restated 2014 Plan to an aggregate of 11,725,515 shares, including the Evergreen Shares discussed below. Such stockholder approval was obtained on May 12, 2020. Per the terms of the Amended and Restated 2014 Plan, the shares reserved will automatically increase on each January 1 through 2024, by an amount equal to the smaller of (i) 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31; or (ii) an amount determined by our board of directors. This provision resulted in an additional 3,254,061 shares (Evergreen Shares) added to the total number of authorized shares on January 1, 2021.

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

Stock Options

The following table summarizes share option activity for the year ended December 31, 2020:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	6,419,383	$6.68	8.44	8,336
Granted	2,955,185	$4.58
Exercised	(21,652)	$3.83
Forfeited	(417,115)	$4.83
Outstanding as of December 31, 2020	8,935,801	$6.08	7.76	$338
Options vested and expected to vest as of December 31, 2020	8,935,801	$6.08	7.76	$338
Options exercisable as of December 31, 2020	5,639,525	$7.10	7.04	$273

The following table summarizes certain information regarding stock options for the years ended December 31, 2020 and 2019 (in thousands, except per share data):

	2020	2019
Weighted average grant date fair value per share of options granted during the period	$3.20	$3.50
Fair value per share of options vested during the period	$3.51	$3.94
Cash received from options exercised during the period	$83	$95
Intrinsic value of options exercised during the period	$47	$133

The Company recognized $6.0 million and $5.6 million stock-based compensation expense related to stock options for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, unrecognized stock-based compensation expense for employees and non-employee stock options was approximately $9.4 million, which the Company expects to recognize over a weighted-average remaining period of 2.2 years, assuming all unvested options become fully vested.

Summary of Assumptions

The fair value of noncash stock-based compensation for stock options granted to employees and non-employees was estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted-average assumptions for options granted for the periods indicated.

	Years Ended December 31,
	2020	2019
Expected volatility	82.7%	76.3%
Risk-free interest rate	0.6%	1.8%
Expected dividend yield	—%	—%
Expected term (years)	6.0	5.9

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

Expected term. The expected term represents the period options are expected to be outstanding. Because the Company does not have historical exercise behavior, it determines the expected term assumption using the practical expedient as provided for under ASC 718, which is the midpoint between the requisite service period and the contractual term of the option.

Restricted Stock Awards and Units
The following table summarizes RSAs and RSUs activity for the year ended December 31, 2020:

	Shares (RSAs)	Weighted Average Fair Value per Share	Shares (RSUs)	Weighted Average Fair Value per Share
Unvested as of December 31, 2019	110,000	$4.91	81,667	$3.87
Granted	1,275,000	$4.86	150,000	$5.16
Canceled	—	$—	(150,000)	$5.16
Released	(1,305,000)	$4.87	(81,667)	$3.72
Unvested as of December 31, 2020	80,000	$4.78	—	$—

There were 1,275,000 shares and 641,000 shares of RSAs granted under the Amended and Restated 2014 Plan and the Inducement Plan during the years ended December 31, 2020 and 2019, respectively, to its executive management team, certain non-executive employees and consultants. Of the total RSAs granted during the years ended December 31, 2020 and 2019, 1,245,000 and 460,500 shares vested in accordance with the Company’s achievement of the Performance-based RSAs milestones, respectively.

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

The Company recognized $6.5 million and $2.9 million stock-based compensation expense related to RSAs and RSUs for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, unrecognized stock-based compensation expense related to the unvested RSAs and RSUs was approximately $0.2 million, which the Company expects to recognize over a weighted-average remaining period of 0.9 years.

Employee Stock Purchase Plan

In November 2014, Neothetics adopted the 2014 Employee Stock Purchase Plan (the 2014 ESPP), which initially authorized the issuance of 28,333 shares of common stock pursuant to purchase rights granted to employees, and an additional 258,672 evergreen shares were added to the total shares authorized on January 1, 2019. On May 7, 2019, the board of directors terminated the 2014 ESPP and approved a new 2019 Employee Stock Purchase Plan (the 2019 ESPP), which was approved by stockholders at the 2019 annual meeting held on June 5, 2019. During the year ended December 31, 2019, there were no shares of common stock purchased under the 2014 ESPP.

The 2019 ESPP initially authorized the issuance of 500,000 shares of common stock pursuant to purchase rights granted to employees. In addition, the number of shares available for issuance under the 2019 ESPP will increase on January 1 of each year in an amount equal to the lesser of (i) 1,000,000 shares, (ii) 2% of the shares of common stock outstanding on December 31, or (iii) such lesser number of shares as is determined by the board of directors. This provision resulted in an additional 1,000,000 shares added to the total number of authorized shares on January 1, 2021. The 2019 ESPP is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended.

The 2019 ESPP enables eligible full-time and part-time employees to purchase shares of the Company’s common stock through payroll deductions of between 1% and 15% of eligible compensation during an offering period. A new offering period begins approximately every June 15 and December 15. At the last business day of each offering period, the accumulated contributions made during the offering period will be used to purchase shares. The purchase price is 85% of the lesser of the fair market value of the common stock on the first or the last business day of an offering period. The maximum number of shares of common stock that may be purchased by any participant during an offering period will be equal to $25,000 divided by the fair market value of the common stock on the first business day of an offering period. During the years ended December 31, 2020 and 2019, there were 128,701 and 40,335 shares of common stock purchased under the 2019 ESPP, respectively.

The Company recognized $0.2 million and $0.1 million in stock-based compensation expense for the shares to be issued under the 2019 ESPP for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, unrecognized stock-based compensation expense was approximately $0.2 million, which the Company expects to recognize over a weighted-average remaining period of 0.5 years, assuming all unvested shares become fully vested.

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

	Year Ended December 31, 2020	Year Ended December 31, 2019
Expected volatility	94.8%	81.4%
Risk-free interest rate	0.1%	1.9%
Expected dividend yield	—%	—%
Expected term (years)	0.5	0.5

13.    Employee Benefits

The Company has a defined contribution 401(k) plan for all qualifying employees. Employees are eligible to participate in the plan beginning on the first day of the month following their three-month anniversary of employment. Under the terms of the plan, employees may make voluntary contributions as a percent of their compensation. The Company makes a safe-harbor contribution of three percent (3.0%) of each employee’s gross earnings, subject to Internal Revenue Service limitations. In the years ended December 31, 2020 and 2019, the Company made safe-harbor contributions of approximately $0.4 million and $0.2 million, respectively.

14.    Income Taxes

The Company is subject to taxation in the United States, United Kingdom and various states jurisdictions. Tax years since Neothetics and Private Evofem's inception of 2007 and 2009, respectively, remain open to examination by the major taxing jurisdictions to which they are subject to. The Company’s consolidated pretax loss for the years ended December 31, 2020 and 2019 were generated by domestic as follows (in thousands). There are no consolidated pretax loss generated by foreign operations for the periods indicated.

	2020	2019
United States	$(142,305)	$(80,029)
Total	$(142,305)	$(80,029)

Income tax provision for the years ended December 31, 2020 and 2019 consisted of the following (in thousands):

	2020	2019
United States	$—	$—
State	(4)	(4)
Total current tax provision	(4)	(4)
Total deferred tax provision	—	—
Total	$(4)	$(4)

The reconciliation between the Company’s effective tax rate on loss before income tax and the statutory tax rate for the years ended December 31, 2020 and 2019 was as follows:

	2020	2019
Statutory rate	21.00%	21.00%
State income tax, net of federal benefit	2.26%	0.37%
Nondeductible expenses	(1.59)%	(2.05)%
Equity-based expenses	(0.76)%	(0.58)%
Loss on issuance of financial instruments	(9.48)%	(0.18)%
Change in fair value of financial instruments	4.04%	(7.18)%
Section 382 adjustment	(7.49)%	—%
Return to provision	0.03%	(0.26)%
Tax credits	0.45%	1.35%
Uncertain tax positions	0.68%	(0.42)%
Change in valuation allowance	(9.14)%	(12.05)%
Effective tax rate	—%	—%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s net deferred tax assets arising from its taxable subsidiaries consisted of the following components as of December 31, 2020 and 2019 (in thousands):

	2020	2019
Deferred tax assets:
Net loss carryforwards	$78,124	$62,955
Fixed assets and intangibles	538	591
Research and development credits	4,059	6,953
Stock-based compensation	3,840	3,367
Other	3,230	885
Total deferred tax assets	89,791	74,751
Deferred tax liabilities
Lease assets	(1,621)	(34)
Fixed assets	(457)	—
Less: valuation allowance	(87,713)	(74,717)
Net deferred tax assets	$—	$—

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

As of December 31, 2020, the Company had net operating loss (NOL) carryforwards for federal income tax purposes of approximately $333.1 million, which will begin to expire in 2029 if not utilized. As of December 31, 2020, the Company had NOL carryforwards in various states of approximately $157.0 million. The state carryforwards have varying expiration dates beginning in 2029. The Company has foreign NOLs of $0.6 million that do not expire.

As of December 31, 2020, the Company has federal and state research and development (R&D) tax credit carryforwards of approximately $3.7 million and $2.1 million, respectively. As of December 31, 2019, the Company has federal and state R&D tax credit carryforwards of approximately $7.8 million and $1.8 million, respectively. The federal R&D tax credits begin to expire in 2031, unless utilized, and the state credits do not expire.

The following table summarized the activity related to the Company’s gross unrecognized tax benefits as of December 31, 2020 and 2019 (in thousands):

	2020	2019
Balance at the beginning of the year	$2,413	$2,061
Adjustments related to prior year tax positions	(1,177)	—
Increases related to current year tax positions	229	352
Decreases due to statute of limitation expiration	—	—
Balance at end of year	$1,465	$2,413

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits, and uncertain income tax positions must meet a more likely than not recognition threshold to be recognized. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statements of operations. There were no accrued interest and penalties associated with unrecognized tax benefits as of December 31, 2020. The Company does not anticipate a significant change in its uncertain tax benefits over the next 12 months.

Management believes it is more likely than not that all significant tax positions taken to date would be sustained by the relevant taxing authorities. Furthermore, the Company has not recognized any tax benefits to date because the Company has established a full valuation allowance for its deferred tax assets due to uncertainties as to their ultimate realization.

Pursuant to Sections 382 and 383, use of the Company’s NOLs and R&D credit carryforwards may be limited if a cumulative change in ownership of more than 50.0% (by value) occurs within a three-year period. The Company has completed an analysis under Internal Revenue Code (IRC) Sections 382 and 383 through December 31, 2019. The Company experienced ownership changes in 2010 and 2018. The Company is in the process of determining the attribute reductions resulting from these ownership changes.
The Company has estimated that the reduction to the deferred tax asset for NOLs is $5.9 million and the reduction to the deferred tax asset for the R&D tax credit is $3.6 million. These tax attributes have been removed from the deferred tax assets as of December 31, 2020. These amounts will be updated when the attribute reduction analysis is completed. Also, the Company is in the process of completing the IRC Section 382 and 383 analysis for 2020 and will update the deferred tax assets for any changes in the NOLs and R&D tax credit once the analysis is complete. Any future ownership changes could also impact the utilization of the NOLs and R&D tax credits.

15.     Subsequent Events

Subsequent events were evaluated through the filing date of this Annual Report, March 4, 2021.

On February 3, 2021, the Company issued an aggregate of 1,767,500 shares of performance-based RSAs to its executive management team and 2,370,525 shares of stock options to all eligible employees and under the Amended and Restated 2014 Equity Incentive Plan. The performance-based RSAs will vest in accordance with the Company's achievement of certain performance milestones in 2021.