Form 10-Q
period 2021-03-31
Evofem Biosciences, Inc.
filed 2021-05-06
CIK 1618835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________

FORM 10-Q
  ____________________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding as of April 30, 2021 was 102,835,674

FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q (Quarterly Report), contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements, other than statements of historical facts, contained in this Quarterly Report, including statements regarding our strategy, future operations, future financial position, projected costs, prospects, plans and objectives of management, are forward-looking statements. Words such as, but not limited to, “anticipate,” “aim,” “believe,” “contemplate,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “suggest,” “strategy,” “target,” “will,” “would,” and similar expressions or phrases, or the negative of those expressions or phrases, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
These forward-looking statements include, among other things, statements about:

•our ability to raise additional capital to fund our operations;
•our ability to achieve and sustain profitability;
•our estimates regarding our future performance, including without limitation, any estimates of potential future revenues;
•the rate and degree of market acceptance of Phexxi® (lactic acid, citric acid, and potassium bitartrate) vaginal gel (Phexxi);
•our ability to successfully commercialize Phexxi and continue to develop our sales and marketing capabilities;
•our strategic plans for our business, including the commercialization of Phexxi;
•our estimates regarding expenses, revenues, financial performance and capital requirements, including the length of time our capital resources will sustain our planned operations;
•our ability to continue as a going concern;
•the impacts of the ongoing pandemic related to a novel strain of a virus named severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2) (coronavirus), which causes coronavirus disease 2019 (COVID-19), including, without limitation, its impact on our business and commercialization of Phexxi;
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

To date, only one of our products, Phexxi vaginal gel, has been approved by the FDA for marketing in the United States. Our other current product candidates are investigational and have not been submitted to or approved by the FDA, and neither Phexxi nor our other product candidates have been approved by the European Medicines Agency or any other regulatory authority anywhere else in the world. This Quarterly Report also contains estimates and other statistical data made by independent parties and by us relating to market opportunity, growth and other data about our industry. These data and estimates involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates.

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

Unless the context requires otherwise, references in this Quarterly Report to “Evofem,” “Company,” “we,” “us” and “our” refer to Evofem Biosciences, Inc. and our subsidiaries.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands, except par value and share data)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$45,318	$48,892
Restricted cash	18,975	22,559
Trade accounts receivable, net	2,914	1,067
Inventories	8,990	7,162
Prepaid and other current assets	4,138	18,050
Total current assets	80,335	97,730
Property and equipment, net	5,614	4,334
Operating lease right-of-use assets	6,493	6,856
Other noncurrent assets	1,022	1,048
Total assets	$93,464	$109,968
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$6,501	$10,641
Convertible notes payable (Note 5)	53,218	52,409
Accrued expenses	8,978	4,476
Accrued compensation	3,004	6,514
Operating lease liabilities – current	2,456	2,290
Other current liabilities	1,549	953
Total current liabilities	75,706	77,283
Operating lease liabilities – noncurrent	5,602	6,030
Long-term convertible notes payable (Note 5)	25,697	25,211
Other noncurrent liabilities	97	97
Total liabilities	107,102	108,621
Commitments and contingencies (Note 8)
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 300,000,000 shares authorized; 100,264,246 and 81,351,533 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively;	10	8
Additional paid-in capital	687,991	656,827
Accumulated deficit	(701,639)	(655,488)
Total stockholders’ equity (deficit)	(13,638)	1,347
Total liabilities and stockholders’ equity (deficit)	$93,464	$109,968

See accompanying notes to the condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Product sales, net	$1,105	$—

Operating expenses:
Cost of goods sold	506	—
Research and development	7,262	4,247
Selling and marketing	30,525	7,855
General and administrative	7,684	7,142
Total operating expenses	45,977	19,244
Loss from operations	(44,872)	(19,244)
Other income (expense):
Interest income	7	102
Other expense	(1,145)	(4)
Change in fair value of financial instruments	(142)	—
Total other (expense) income, net	(1,280)	98
Loss before income tax	(46,152)	(19,146)
Income tax expense	1	—
Net loss	$(46,151)	$(19,146)
Net loss per share, basic and diluted	$(0.56)	$(0.40)
Weighted-average shares used to compute net loss per share, basic and diluted	81,843,319	48,195,951
See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited) (In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2020	81,351,533	$8	$656,827	$(655,488)	$1,347
Issuance of common stock in connection with the 2021 Public Offering (see Note 10)	17,142,857	2	27,707	—	27,709
Restricted stock awards issued	1,772,500	—	—	—	—
Shares withheld to cover taxes related to vesting of restricted stock awards	(2,644)	—	(7)	—	(7)
Stock-based compensation	—	—	3,464	—	3,464
Net loss	—	—	—	(46,151)	(46,151)
Balance at March 31, 2021	100,264,246	$10	$687,991	$(701,639)	$(13,638)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	48,137,880	$5	$528,810	$(513,179)	$15,636
Issuance of common stock in connection with ATM (see Note 10)	202,098	—	1,082	—	1,082
Issuance of common stock - exercise of stock options	19,708	—	73	—	73
Restricted stock awards issued/restricted stock units released	1,286,499	—	—	—	—
Shares withheld to cover taxes related to vesting of restricted stock awards	(4,088)	—	(25)	—	(25)
Stock-based compensation	—	—	3,401	—	3,401
Net loss	—	—	—	(19,146)	(19,146)
Balance at March 31, 2020	49,642,097	$5	$533,341	$(532,325)	$1,021

See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(46,151)	$(19,146)
Adjustments to reconcile net loss to net cash, cash equivalents and restricted cash used in operating activities:
Change in fair value of financial instruments	142	—
Stock-based compensation	3,464	3,401
Depreciation	195	69
Noncash lease expenses	330	164
Noncash interest expenses	1,152	—
Changes in operating assets and liabilities:
Accounts receivable	(1,847)	—
Inventories	(1,676)	—
Prepaid and other assets	13,606	(1,027)
Accounts payable	(4,647)	996
Accrued expenses and other liabilities	4,713	(205)
Accrued compensation	(3,510)	1,069
Operating lease liabilities	(229)	(197)
Net cash, cash equivalents and restricted cash used in operating activities	(34,458)	(14,876)
Cash flows from investing activities:
Proceeds from sale of Softcup line of business	250	250
Maturities of short-term investments	—	6,747
Purchases of property and equipment	(956)	(95)
Net cash, cash equivalents and restricted cash (used in) provided by investing activities	(706)	6,902
Cash flows from financing activities:
Proceeds from issuance of common stock, net of discounts and commissions - Public Offering	28,050	—
Proceeds from issuance of common stock, net of commissions - ATM transactions	—	1,424
Proceeds from issuance of common stock - ESPP and exercise of stock options	—	160
Cash paid for financing costs	(37)	(195)
Payments of tax withholdings related to vesting of restricted stock awards	(7)	(25)
Net cash, cash equivalents and restricted cash provided by financing activities	28,006	1,364
Net change in cash, cash equivalents and restricted cash	(7,158)	(6,610)
Cash, cash equivalents and restricted cash, beginning of period	72,251	16,625
Cash, cash equivalents and restricted cash, end of period	$65,093	$10,015
Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$266
Financing costs included in accounts payable and accrued expenses	$304	$13
Purchases of property and equipment included in accounts payable and accrued expenses	$519	$201

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

The Company’s first commercial product, Phexxi, was approved by the FDA on May 22, 2020 and is the first and only FDA-approved, hormone-free, woman-controlled, on-demand prescription contraceptive gel for women. The Company commercially launched Phexxi in September 2020.

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

The Company’s financial statements are presented on a consolidated basis, which include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim condensed consolidated financial statements do not include all information and disclosures required by GAAP for annual audited financial statements and should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2020 included in its Annual Report on Form 10-K as filed with the SEC on March 4, 2021 (the 2020 Audited Financial Statements).

The unaudited interim condensed consolidated financial statements included in this report have been prepared on the same basis as the Company’s audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, cash flows, and statements of convertible preferred stock and stockholders’ deficit for the periods presented. The results for the three months ended March 31, 2021 are not necessarily indicative of the results expected for the full year. The condensed consolidated balance sheet as of December 31, 2020 was derived from the 2020 Audited Financial Statements.

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

The Company’s principal operations have been related to research and development, including the development of Phexxi, and to its commercially related sales and marketing efforts. Additional activities have included raising capital, recruiting personnel and establishing and maintaining a corporate infrastructure to support a commercial product. The Company has incurred operating losses and negative cash flows from operating activities since inception. As described in Note 5- Convertible Notes and Note 10- Stockholders' Equity (Deficit), the Company received net proceeds of approximately $28.0 million upon the sale and issuance of common stock from an underwritten public offering in March 2021, gross proceeds of $50.0 million from the issuance of convertible notes in the second and fourth quarter of 2020, net proceeds of approximately $103.7 million upon the sale and issuance of common stock from an underwritten public offering in June 2020, and $3.8 million from its “at the market” (ATM) program, net of commissions, in 2020. As of March 31, 2021, the Company had cash and cash equivalents of $45.3 million, $18.6 million in restricted cash from the Adjuvant Notes (as defined in Note 5- Convertible Notes) that is available for use, working capital of $4.6 million and an accumulated deficit of $701.6 million.

The Company is subject to risks common to other life science companies in the development and early commercial stage including, but not limited to, uncertainty regarding the commercial success of Phexxi and the development of its pipeline product candidate, EVO100; potential disruption of its research and development and commercialization activities as a result of the COVID-19 pandemic; lack of marketing and sales history; potential development by its competitors of new and competitive technological innovations; dependence on key personnel; market acceptance of Phexxi or any other future approved products, if any; product liability; protection of proprietary technology; ability to raise additional financing; and compliance with the FDA and other government regulations, including post marketing regulations. Management’s plans to meet its short- and long-term operating cash flow requirements include generating recurring product revenue and obtaining additional funding, such as through the issuance of its common stock, non-dilutive financings, or through collaborations or partnerships with other companies.

While the Company has recognized limited revenues since the launch of Phexxi in September 2020, the Company anticipates it will continue to incur net losses for the foreseeable future. According to management estimates, liquidity resources as of March 31, 2021 are not sufficient to maintain its planned level of operations for the twelve months from the date of issuance of these condensed consolidated financial statements.

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

Subsequent Events

Subsequent events were evaluated through the filing date of this Quarterly Report, May 6, 2021. See Note 10- Stockholders' Equity for discussions on subsequent events which occurred in April 2021.

2.Summary of Significant Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the notes thereto.

Significant estimates affecting amounts reported or disclosed in the condensed consolidated financial statements include, but are not limited to: the assumptions used in measuring the revenue gross-to-net variable consideration items, the trade accounts receivable credit loss reserve estimate, the discount rate used in estimating the fair value of the lease right-of-use assets and lease liabilities, the assumptions used in estimating the fair value of convertible notes, warrants and purchase rights issued, the useful lives of property and equipment, the recoverability of long-lived assets, clinical trial accruals, the assumptions used in estimating the fair value of stock-based compensation expense and in assessing the probability of achieving certain milestones associated with the performance-based restricted stock awards (performance-based RSAs). These assumptions are more fully described in Note 3- Revenue, Note 5- Convertible Notes, Note 7- Fair Value of Financial Instruments, Note 8- Commitments and Contingencies, and Note 11- Stock-based Compensation. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances and adjusts when facts and circumstances dictate. The estimates are the basis for making judgments about the carrying values of assets and liabilities and recorded expenses that are not readily apparent from other sources. As future events and their effects cannot be determined with precision, actual results may materially differ from those estimates or assumptions.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, who is the Chief Executive Officer of the Company, in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment.

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

The Company is also subject to credit risk related to its trade accounts receivable from product sales. Its customers are located in the United States and consist of wholesale distributors and a specialty retail pharmacy. The Company extends credit to its customers in the normal course of business after evaluating their overall financial condition and evaluates the collectability of its accounts receivable by periodically reviewing the age of the receivables, the financial condition of its customers, and its past collection experience. Historically, the Company has not experienced any credit losses. As of March 31, 2021, based on the evaluation of these factors the Company did not record an allowance for doubtful accounts. For the three months ended March 31, 2021, the Company’s three largest customers combined made up approximately 87% of its gross product sales. For the three months ended March 31, 2020, the Company had no product sales. As of March 31, 2021 and December 31, 2020, the Company's three largest customers combined made up 89% and 95%, respectively, of its trade accounts receivable balance.

Significant Accounting Policies

There have been no changes to the significant accounting policies that were described in Note 2 to the 2020 Audited Financial Statements during the first quarter of 2021.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of readily available cash in checking accounts and money market funds. Restricted cash consists of cash held in monthly time deposit accounts and letters of credit, which are collateral for the Company’s credit cards, facility leases and fleet leases as described in Note 8- Commitments and Contingencies. As of March 31, 2021, the Company maintained letters of credit of $0.8 million and $0.3 million for its office lease and fleet leases, respectively. Additionally, the remaining $18.6 million of the $25.0 million received from the issuance of Adjuvant Notes in the fourth quarter of 2020, is classified as restricted cash as the Company is contractually obligated to use the funds for specific purposes.

The following table provides a reconciliation of cash, cash equivalents and restricted cash, reported within the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash and cash equivalents	$45,318	$8,785
Restricted cash	18,975	480
Restricted cash included in other noncurrent assets	800	750
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows	$65,093	$10,015

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

	Three Months Ended March 31,
	2021	2020
Unvested restricted common stock subject to repurchase	1,845,833	1,345,000
Unvested restricted stock units	—	40,168
Common stock to be purchased under the 2019 ESPP	244,433	54,387
Options to purchase common stock	11,385,846	7,769,999
Warrants to purchase common stock	10,426,107	5,303,357
Total	23,902,219	14,512,911

Recently Issued Accounting Pronouncements — Not Yet Adopted

In August 2020, the Financial Accounting Standards Board issued ASU No. 2020-06, Debt (ASU No. 2020-06), removing, modifying and adding certain disclosure requirements of ASC 470, Debt with Conversion and Other Options, and ASC 815, Derivatives and Hedging—Contracts in Entity’s Own Equity. ASU No. 2020-06 will be effective for the Company beginning January 1, 2024. The Company is currently evaluating when to adopt ASU 2020-06 and the expected impact on the condensed consolidated financial statements.

3.Revenue

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

In accordance with ASC 606, the Company recognizes revenue when its performance obligation is satisfied by transferring control of the product to a customer. In accordance with the Company’s contracts with customers, control of the product is transferred upon the conveyance of title, which occurs when the product is sold to and received by a customer. The Company’s customers are located in the United States and consist of wholesale distributors and a specialty retail pharmacy. Payment terms typically range from 45 to 66 days, include prompt pay discounts, and vary by customer. Trade accounts receivable due to the Company from contracts with its customers are stated separately in the balance sheet, net of various allowances as described in the Trade Accounts Receivable policy in Note 2- Summary of Significant Accounting Policies to the 2020 Audited Financial Statements.

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

Phexxi is sold to customers at the wholesale acquisition cost (WAC). However, the Company records product revenue, net of reserves for applicable variable consideration. These types of variable consideration reduce revenue and include the following:

•Distribution services fees
•Prompt pay and other discounts
•Product returns
•Chargebacks
•Rebates
•Patient support programs, including our co-pay programs

An estimate for variable consideration is made with each sale and is recorded in conjunction with the revenue being recognized. To calculate the variable consideration, the Company uses the expected value method. If the estimated amount is payable to a customer, it is recorded as a reduction to accounts receivable. If the estimated amount is payable to an entity other than a customer, it is recorded as a current liability. An estimated amount of variable consideration may differ from the actual amount. At each balance sheet date, these provisions are analyzed and adjustments are made if necessary. Any adjustments made to these provisions would also affect net product revenue and earnings.

In accordance with ASC 606, the Company must make significant judgments to determine the estimate for certain variable consideration. For example, the Company must estimate the percentage of end-users that will obtain the product through public insurance such as Medicaid or through private commercial insurance. To determine these estimates, the Company relies on historical sales data showing the amount of various end-user consumer types, inventory reports from the wholesale distributors and specialty pharmacy, and other relevant data reports. Because Phexxi was launched in September 2020, this historical data is limited. Due to limits on historical data, the Company has also used trend analysis, industry standard data, and professional judgment in developing these estimates.

The specific considerations that the Company uses in estimating these amounts related to variable consideration are as follows:

Distribution services fees – The Company pays distribution service fees to its wholesale distributors and specialty pharmacy. These fees are a contractually fixed percentage of WAC, and are calculated at the time of sale based on the purchase amount. The Company considers these fees to be separate from the customer’s purchase of the product, therefore, they are recorded in other current liabilities on the condensed consolidated balance sheet.

Prompt pay and other discounts – The Company incentivizes its customers to pay their invoices on time through prompt pay discounts. These discounts are an industry standard practice, and the Company offers a prompt pay discount to each wholesale distributor customer. The specific prompt pay terms vary by customer and are contractually fixed. Prompt pay discounts are typically taken by the Company’s customers, so an estimate of the discount is recorded at the time of sale based on the purchase amount. Prompt pay discount estimates are recorded as contra trade accounts receivable on the condensed consolidated balance sheet.

The Company may also give other discounts to its customers to incentivize purchases and promote customer loyalty. The terms of such discounts may vary by customer. These discounts reduce gross product revenue at the time the revenue is recognized.

Chargebacks – Certain government entities and covered entities (e.g. Veterans Administration, 340B covered entities) will be able to purchase the product at a price discounted below WAC. The Company has finalized agreements with these types of entities. The difference between the government or covered entity purchase price and the wholesale distributor purchase price of WAC will be charged back to the Company. The Company estimates the amount of each chargeback channel based on the expected number of claims in each channel and related chargeback that is associated with the revenue being recognized for product that remains in the distribution channel at the end of each reporting period. Estimated chargebacks are recorded as contra trade accounts receivable on the consolidated balance sheet.

Rebates – The Company is subject to mandatory discount obligations under the Medicaid and Tricare programs. The Company has finalized agreements with Medicaid and Tricare. The rebate amounts for these programs are determined by statutory requirements or contractual arrangements. Rebates are owed after the product has been dispensed to an end user and the Company has been invoiced. Rebates for Medicaid and Tricare are typically invoiced in arrears. The Company estimates the amount in rebates based on the expected number of claims and related cost that is associated with the revenue being recognized for product that remains in the distribution channel at the end of each reporting period. Rebate estimates are recorded as other current liabilities on the consolidated balance sheet.

Patient support programs – One type of patient support program the Company offers is a co-pay program to commercially insured patients whose insurance requires a co-pay to be made when filling their prescription. This is a voluntary program that is intended to provide financial assistance to patients meeting certain eligibility requirements. The Company estimates the amount of financial assistance for these programs based on the expected number of claims and related cost that is associated with the revenue being recognized for product that remains in the distribution channel at the end of each reporting period. Patient support programs estimates are recorded as other current liabilities on the consolidated balance sheet.

Product returns – Retail pharmacies and wholesalers have the right to return product that is within six months or less of the labeled expiration date or that is past the expiration date by no more than six months. Phexxi was commercially launched in September 2020 and there were no returns as of March 31, 2021. The Company uses historical sales and return data to estimate future product returns. Product return estimates are recorded as other current liabilities on the consolidated balance sheet.

As of March 31, 2021, the accrued balance associated with variable considerations discussed above was approximately $1.6 million.

4.Inventories

At each balance sheet date, the Company evaluates ending inventories for excess quantities, obsolescence, or shelf-life expiration. The evaluation includes an analysis of the Company’s current and future strategic plans, anticipated future sales, the price projections of future demand, and the remaining shelf life of goods on hand. To the extent that management determines there are excess or obsolete inventory or quantities with a shelf life that is too near its expiration date for the Company to reasonably expect it can sell those products before they expire, the Company adjusts the carrying value to estimated net realizable value in accordance with the first-in, first-out inventory costing method.

The inventory costs include all purchased materials, direct labor and manufacturing overhead. Prior to April 2020, costs incurred for the manufacture of Phexxi were recorded as research and development expenses.

Inventories consist of the following (in thousands) for the period indicated:

	March 31, 2021	December 31, 2020
Raw materials	$486	$332
Work in process(1)	4,173	4,162
Finished goods	4,331	2,668
Total	$8,990	$7,162
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

At the initial closing date of April 24, 2020 (the Baker Initial Closing), the Company issued and sold Baker Notes with an aggregate principal amount of $15.0 million (the Baker First Closing Notes) and Baker Warrants exercisable for 3,073,770 shares of common stock.

Following the Baker Initial Closing, the Baker Purchasers had an option to purchase from the Company up to $10.0 million of Baker Notes (the Baker Purchase Rights) at the Baker Purchasers’ discretion at any time prior to the Company receiving at least $100.0 million in aggregate gross proceeds from one or more sales of equity securities.

On June 5, 2020 (the Exercise Date), the Baker Purchasers exercised the Baker Purchase Rights. At the second closing date of June 9, 2020, the Baker Purchasers acquired the remaining Baker Notes with an aggregate principal amount of $10.0 million and Baker Warrants exercisable for 2,049,180 shares of common stock. With the completion of the underwritten public offering in June 2020 as further discussed in Note 10- Stockholders' Equity, the conversion price of the Baker Notes and the exercise price of the Baker Warrants is $2.44. The Baker Warrants have a five-year term with a cashless exercise provision and are immediately exercisable at any time from their respective issuance date.

The Baker Notes have a five-year term, with no pre-payment ability. Interest on the unpaid principal balance of the Baker Notes (the Baker Outstanding Balance) accrues at 10.0% per annum with interest accrued during the first year from the two respective closing dates recognized as payment-in-kind. Accrued interest beyond the first year of the respective closing dates are to be paid in arrears on a quarterly basis in cash or recognized as payment-in-kind, at the direction of the Purchasers. Interest expense pertaining to the Baker Notes for the three months ended March 31, 2021 was approximately $0.6 million and is included in short-term convertible notes payable on the accompanying condensed consolidated balance sheet as of March 31, 2021.

The Baker Notes are convertible at any time at the option of the Baker Purchasers at the conversion price of $2.44 per share. The Baker Notes are callable by the Company on 10 days’ written notice beginning on the third anniversary of the Baker

Initial Closing. The call price will equal 100% of the Baker Outstanding Balance plus accrued and unpaid interest if the Company’s common stock as measured using a 30-day volume weighted average price (VWAP) is greater than the benchmark price of $4.99 as stated in the Baker Bros. Purchase Agreement, or 110% of the Baker Outstanding Balance plus accrued and unpaid interest if the VWAP is less than such benchmark price. The Baker Purchasers also have the option to require the Company to repurchase all or any portion of the Baker Notes in cash upon the occurrence of certain events. In a repurchase event, as defined in the Baker Bros. Purchase Agreement, the repurchase price will equal 110% of the Baker Outstanding Balance plus accrued and unpaid interest. In an event of default or the Company’s change of control, the repurchase price will equal to the sum of (x) three times of the Baker Outstanding Balance plus (y) the aggregate value of future interest that would have accrued. Collectively, these options are the “Embedded Features” of the Baker Notes.

The Company's stockholders approved the issuance of the shares issuable upon conversion of the Baker Notes and the exercise of the Baker Warrants in order to comply with Nasdaq Listing Rules 5635(b) and 5635(d) at its special meeting of stockholders held on June 18, 2020 (the Approval Date).

The Company evaluated whether any of the Embedded Features required bifurcation as a separate component of equity. The Company elected the fair value option (FVO) under ASC 825, Financial Instruments (ASC 825), as the Baker Notes are qualified financial instruments and are, in whole, classified as liabilities. Under the FVO, the Company recognized the hybrid debt instrument at fair value inclusive of the Embedded Features. The Company also determined that the Baker Warrants and the Baker Purchase Rights were free standing financial instruments and were classified as liabilities at the time of issuance in accordance with ASC 480, Distinguishing Liabilities From Equity due to the required stockholders’ approval noted above.

Under the valuation methods as described in Note 7- Fair Value Financial Instruments, the Company recorded the following in the condensed consolidated financial statements related to the Baker Notes and Baker Warrants during the quarter ended June 30, 2020: (i) an aggregate of $58.1 million in convertible notes and an aggregate of $46.7 million for warrants and purchase rights liability at the Baker Initial Closing and Exercise Date; (ii) a $64.0 million loss on issuance of financial instruments recognized at the Baker Initial Closing and Exercise Date in the condensed consolidated statement of operations; (iii) an aggregate $34.1 million gain on fair value changes of financial instruments as a result of mark-to-market adjustments on the Baker Notes, Baker Warrants and Baker Purchase Rights recognized respectively at the Exercise Date, Approval Date and the quarter ended June 30, 2020, in the condensed consolidated statement of operations; (iv) a $15.8 million reclassification from purchase rights liability to the convertible notes and warrants liability on the Exercise Date; and (v) an $11.0 million reclassification from warrants liability to additional paid-in capital in the condensed consolidated balance sheet on the Approval Date. In addition, the Company concluded that there was no change in the underlying instrument-specific credit risk between the issuance dates for the Baker Notes and March 31, 2021, and, therefore there was no change recognized in the fair value of the convertible notes associated with differences in credit risk that would be presented separately as a component of other comprehensive income.

Using the same valuation methods discussed in Note 7- Fair Value Financial Instruments, the Company recorded a $0.1 million loss on fair value changes of financial instruments as a result of mark-to-market adjustments recognized on the Baker Notes for the quarter ended March 31, 2021 in the condensed consolidated financial statements.

The Baker Notes contain various customary affirmative and negative covenants agreed to by the Company. The Company was in compliance with all applicable covenants at March 31, 2021. The Baker Notes also include customary events of default as set forth in the Baker Bros. Purchase Agreement, such that, in an event of default, the Baker Purchasers will have the right to accelerate repayment of the aggregate loan balance then outstanding.

As of March 31, 2021, the Baker Notes are recorded in the condensed consolidated balance sheet as short-term convertible notes payable with a total balance of $53.2 million. The balance is comprised of a $50.9 million fair value of the Baker Notes and $2.3 million in accrued interest.

Adjuvant Notes

On October 14, 2020, the Company entered into a Securities Purchase Agreement (the Adjuvant Purchase Agreement) with Adjuvant Global Health Technology Fund, L.P., and Adjuvant Global Health Technology Fund DE, L.P. (together, the Adjuvant Purchasers), pursuant to which the Company sold unsecured convertible promissory notes (the Adjuvant Notes) in aggregate principal amount of $25.0 million.

The Adjuvant Notes have a five-year term with interest accruing at 7.5% per annum on a quarterly basis in arrears to the outstanding balance of the Notes and are recognized as payment-in-kind. Interest expense pertaining to the Adjuvant Notes for the three months ended March 31, 2021 was approximately $0.5 million and is included in long-term convertible notes payable on the accompanying consolidated balance sheet as of March 31, 2021. In connection with certain Company change of control transactions, the Adjuvant Notes may be prepaid at the option of the Company or will become payable at the option of the Adjuvant Purchasers.

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

The Adjuvant Notes contain various customary affirmative and negative covenants agreed to by the Company. The Company was in compliance with all applicable covenants at March 31, 2021. The Adjuvant Notes also include customary events of default as set forth in the Adjuvant Purchase Agreement, such that, in an event of default, the Adjuvant Purchasers will have the right to accelerate repayment of the aggregate loan balance then outstanding.

The Adjuvant Notes are accounted for in accordance with authoritative guidance for convertible debt instruments. The $25.0 million in proceeds is considered to be restricted cash for financial reporting purposes due to contractual stipulations that specify the types of expenses the money can be spent on and how it must be allocated. As of March 31, 2021, there is $18.6 million in proceeds remaining that is included in restricted cash on the accompanying consolidated balance sheet.

As of March 31, 2021, the Adjuvant Notes are recorded in the condensed consolidated balance sheet as long-term convertible notes payable with a total balance of $25.7 million. The balance is comprised of $24.8 million in principal and $0.9 million in accrued interest.

6.Balance Sheet Details

Prepaid and Other Current Assets
Prepaid and other current assets consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Selling and marketing related costs	$1,568	$15,414
Insurance	402	900
Manufacturing related costs	482	382
Clinical trial related costs	630	304
Subscriptions for IT platforms	312	—
Flex note receivable (1)	—	250
Other	744	800
Total	$4,138	$18,050
_______________________
(1) In July 2016, the Company entered into an Asset Purchase Agreement with The Flex Company (Flex), whereby Flex would acquire certain assets and assume certain liabilities associated with Softcup. Total consideration for the Softcup sale was $1.9 million, with $0.6 million received in cash at closing and the remaining $1.3 million due and payable under a note in favor of the Company (the Flex Note) through January 1, 2021 (the Maturity Date). The Flex Note bears simple interest at a rate of 5.0% per annum on the remaining principal amount outstanding. An annual principal payment of approximately $0.3 million and the annual accrued and unpaid interest are payable each January 1, beginning in 2017 through the Flex Maturity Date. The note was paid off on January 4, 2021.

The Flex Note is secured by the Softcup assets and has been recorded at fair value. The Company’s incremental borrowing rate and the stated interest rate of the Flex Note are materially consistent.

Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	Useful Life	March 31, 2021	December 31, 2020
Research and production equipment	5 years	$623	$623
Computer equipment and software	3 years	494	444
Office furniture	5 years	881	629
Leasehold improvements	5 years or less	3,489	1,540
Construction in-process	—	1,473	2,249
		6,960	5,485
Less: accumulated depreciation		(1,346)	(1,151)
Total, net		$5,614	$4,334

Depreciation expense was approximately $0.2 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.

Other Noncurrent Assets

Other noncurrent assets consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Restricted cash included in noncurrent assets	$800	$800
Prepaid directors & officers' insurance	188	214
Other	34	34
Total	$1,022	$1,048

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Clinical studies	$2,977	$1,417
Marketing, market access and public relations	3,558	564
Legal and other professional fees	1,156	1,631
Manufacturing related costs	452	498
Other	835	366
Total	$8,978	$4,476

7.Fair Value of Financial Instruments

The fair values of the Company’s assets, including the money market funds, investments in marketable fixed income debt securities classified as cash and cash equivalents, restricted cash, Flex Note receivable, and the Baker Notes, measured on a recurring basis are summarized in the following tables, as applicable (in thousands):

	March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$62,667	$62,667	$—	$—
Total assets	$62,667	$62,667	$—	$—

Convertible notes payable (2)	$50,894	$—	$—	$50,894
Total liabilities	$50,894	$—	$—	$50,894

	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$53,485	$53,485	$—	$—
Fixed income debt securities classified as cash and cash equivalents	16,498	16,498	—	—
Flex note receivable	250	—	250	—
Total assets	$70,233	$69,983	$250	$—

Convertible notes payable (3)	$50,752	$—	$—	$50,752
Total liabilities	$50,752	$—	$—	$50,752

The following tables summarize the changes in Level 3 financial liabilities measured at fair value on a recurring basis for the three months ended March 31, 2021. There was no activity for the three months ended March 31, 2020.

	Baker First Closing Notes	Baker Second Closing Notes	Total
Balance at December 31, 2020	$30,451	$20,301	$50,752
Change in fair value	85	57	142
Balance at March 31, 2021 (2)	$30,536	$20,358	$50,894
_____________________
(1) Included as a component of cash and cash equivalents and restricted cash on the accompanying condensed consolidated balance sheet.
(2) The convertible notes payable as of March 31, 2021 on the accompanying condensed consolidated balance sheet also includes approximately $2.3 million accrued interest on the Baker Notes.
(3) The convertible notes payable as of December 31, 2020 on the accompanying consolidated balance sheet also includes approximately $1.7 million accrued interest on the Baker Notes.

Baker Notes

The fair value of the Baker Notes issued as described in Note 5- Convertible Notes, and subsequent changes in fair value recorded at the March 31, 2021 reporting date, were determined using a Monte Carlo simulation-based model. Monte Carlo simulation was used to take into account several factors including the future value of the Company's common stock, a potential change of control event, the maturity term of the Baker Notes, the probability of an event of voluntary conversion of the Baker Notes, exercise of the put right, and exercise of the Company's call right.

8.Commitments and Contingencies

Operating Leases

Fleet Leases

In December 2019, the Company and Enterprise FM Trust (the Lessor) entered into a Master Equity Lease Agreement whereby the Company leases vehicles to be delivered by the Lessor from time to time with various monthly costs depending on the vehicles delivered for a term of 24 or 36 months, commencing on each corresponding delivery date. The leased vehicles are for use by eligible employees of the Company's commercial operations personnel. There was a total of 74 leased vehicles as of March 31, 2021. The Company maintains a letter of credit as collateral in favor of the Lessor, which was included in restricted cash in the condensed consolidated balance sheet. As of March 31, 2021 and December 31, 2020, this letter of credit was $0.3 million. The Company determined that the leased vehicles are accounted for as operating leases under ASC 842, Leases.

2020 Lease and the First Amendment

On October 3, 2019, the Company entered into an office lease for approximately 24,474 square feet (Existing Premises) pursuant to a non-cancelable lease agreement (the 2020 Lease). The 2020 Lease commenced on April 1, 2020 and will expire on September 30, 2025, unless terminated earlier in accordance with its terms. The Company has a right to extend the term of the lease for an additional five years and does not anticipate exercising such extension. The Company provided the landlord with a $750,000 security deposit in the form of a letter of credit for the Existing Premises. On April 14, 2020, the Company entered into the first amendment to the 2020 Lease for an additional 8,816 rentable square feet of the same office location (Expansion Premises), which commenced on September 1, 2020 and will expire on September 30, 2025. The Company provided an additional $50,000 in a letter of credit for the Expansion Premises. As of March 31, 2021 and December 31, 2020, restricted cash maintained as collateral for the Company’s security deposit was $0.8 million.

2015 Lease

Effective January 30, 2015, the Company entered into a sublease for office space under a noncancelable lease agreement that expired in March 2020 (the 2015 Lease), which is the Company’s primary office space. The 2015 Lease expired on March 31, 2020.
Supplemental Financial Statement Information

		Three Months Ended March 31,
Lease Cost (in thousands)	Classification	2021	2020
Operating lease expense	Research and development	$144	$50
Operating lease expense	Selling and marketing	246	55
Operating lease expense	General and administrative	203	75
Total		$593	$180

Lease Term and Discount Rate	March 31, 2021	December 31, 2020
Weighted Average Remaining Lease Term (in years)	4.22	4.43
Weighted Average Discount Rate	12%	12%

Maturity of Operating Lease Liabilities (in thousands)	March 31, 2021
Remainder of 2021	$1,961
Year ending December 31, 2022	2,497
Year ending December 31, 2023	2,166
Year ending December 31, 2024	2,192
Year ending December 31, 2025	1,502
Total lease payments	10,318
Less: imputed interest	(2,260)
Total	$8,058

	Three Months Ended March 31,
Other information (in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows in operating leases	$486	$201

Other Contractual Commitments
In November 2019, the Company entered into a supply and manufacturing agreement with a third-party to manufacture Phexxi and potentially other product candidates in accordance with all applicable current good manufacturing practice regulations, pursuant to which the Company has certain minimum purchase commitments based on the forecasted product sales.

Contingencies

From time to time the Company may be involved in various lawsuits, legal proceedings or claims that arise in the ordinary course of business. There were no claims or actions pending against the Company as of March 31, 2021 and December 31, 2020, which management believes would have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and an adverse result in any matter that may arise from time to time could harm the Company’s business.

Intellectual Property Rights

In 2014, the Company entered into an amended and restated license agreement (the Rush License Agreement) with Rush University Medical Center (Rush University) pursuant to which Rush University granted the Company an exclusive, worldwide license of certain patents and know-how related to its multipurpose vaginal pH modulator technology. Pursuant to the Rush License Agreement, the Company is obligated to pay to Rush University an earned royalty based upon a percentage of net sales in the range of mid-single digits. In September 2020, the Company entered the first amendment to the Rush License Agreement, pursuant to which the Company is also obligated to pay a minimum annual royalty amount of $100,000 to the extent the earned royalties do not equal or exceed $100,000 commencing January 1, 2021. Such royalty payments were immaterial for the three months ended March 31, 2021.

9.Related-party Transactions

Consulting Agreements

Effective April 1, 2019, the Company entered into a new two-year consulting agreement with Thomas Lynch (the 2019 Consulting Agreement). The 2019 Consulting Agreement provided for (i) annual compensation of $0.4 million, including $0.1 million related to Mr. Lynch’s board services, (ii) an annual grant of 150,000 restricted stock units (RSUs), which vested quarterly over one year from the grant date and (iii) an annual bonus of up to 100% of Mr. Lynch’s annual consulting fees based upon the achievement of the Company’s corporate goals and objectives as determined by and subject to approval of the board of directors. The 2019 Consulting Agreement terminated on April 1, 2020 upon the passing of Mr. Lynch.

Consulting fees incurred under the 2019 Consulting Agreements were zero and approximately $0.1 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and December 31, 2020, excluding board fees, there was no accrued compensation owed to Mr. Lynch.

10.Stockholders' Equity (Deficit)

Warrants

In April and June 2020, pursuant to the Baker Bros. Purchase Agreement as discussed in Note 5- Convertible Notes, the Company issued warrants to purchase up to 5,122,950 shares of common stock in a private placement at an exercise price of $2.44 per share.

As of March 31, 2021, warrants to purchase up to 10,426,107 shares of the Company’s common stock remain outstanding at a weighted average exercise price of $4.54 per share. These warrants are summarized below:

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

Common Stock

Effective January 17, 2018, the Company amended and restated its certificate of incorporation, under which the Company is currently authorized to issue up to 300,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of preferred stock, $0.0001 par value per share.

Public Offering

On June 5, 2020, the Company completed an underwritten public offering (the 2020 Public Offering), whereby the Company issued 28,500,000 shares of common stock at a price to the public of $3.50 per share (the 2020 Public Offering Price). The Company received proceeds from the 2020 Public Offering of $93.2 million, net of underwriting discounts. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 4,275,000 shares of its common stock at the 2020 Public Offering Price, less applicable underwriting discounts. On June 10, 2020, the Company issued an additional 3,200,000 shares of common stock upon exercise of the underwriters’ option and received $10.5 million in proceeds from this exercise, net of underwriting discounts. The common stock issued in the 2020 Public Offering were registered pursuant to a shelf registration statement on Form S-3 filed with the SEC on November 18, 2019 and declared effective on December 2, 2019.

On March 29, 2021, the Company completed an underwritten public offering (the 2021 Public Offering), whereby the Company issued 17,142,857 shares of common stock at a price to the public of $1.75 per share (the 2021 Public Offering Price). The Company received proceeds from the 2021 Public Offering of $28.0 million, net of underwriting discounts. In addition, the Company granted the underwriters a 30-day overallotment option to purchase up to an additional 2,571,428 shares of its common stock at the 2021 Public Offering Price, less applicable underwriting discounts. On April 6, 2021, the underwriters exercised their overallotment option in full and the Company received proceeds of approximately $4.2 million, net of underwriting discounts. The common stock issued in the 2021 Public Offering were registered pursuant to a shelf registration statement on Form S-3 filed with the SEC on March 4, 2021 and declared effective on March 11, 2021.

ATM Program

In November 2019, the Company entered into an Equity Distribution Agreement (the Equity Distribution Agreement) with Piper Sandler & Co. (Piper Sandler), which provided the Company the ability to offer and sell, from time to time, shares of its common stock in ATM offerings (as defined in Rule 415 of the Securities Act of 1933, as amended) having an aggregate offering price up to $50 million through Piper Sandler acting as sales agent. On June 2, 2020, in connection with the 2020 Public Offering discussed in Note 10- Stockholders’ Equity (Deficit), the Equity Distribution Agreement was terminated. During the three months ended March 31, 2021, the Company received no proceeds from the ATM program. During the three months ended March 31, 2020, the Company received proceeds of approximately $1.1 million, net of commissions, from the sale of 202,098 shares of its common stock.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows in common equivalent shares as of March 31, 2021:

Common stock issuable upon the exercise of stock options outstanding	11,385,846
Common stock issuable upon the exercise of common stock warrants	10,426,107
Common stock available for future issuance under the 2019 ESPP	2,293,721
Common stock available for future issuance under the Amended and Restated 2014 Plan	744,089
Common stock available for future issuance under the Amended Inducement Plan	552,819
Total common stock reserved for future issuance	25,402,582

Stockholder Rights Agreement

On March 24, 2020, the Company entered into a rights agreement (the Rights Agreement) with Philadelphia Stock Transfer, Inc., as rights agent. In connection with the adoption of the Rights Agreement and pursuant to its terms, the Company’s board of directors authorized and declared a dividend of one right (each, a Right) for each outstanding share of the Company’s common stock to stockholders of record at the close of business on April 8, 2020 (the Record Date), and authorized the issuance of one Right for each share of common stock issued by the Company (except as otherwise provided in the Rights Agreement) between the Record Date and the Distribution Date (as defined below). The Rights Agreement expired in accordance with its terms as of the close of business on March 24, 2021, and is no longer in force.

Each Right entitled stockholders to purchase from the Company, when exercisable and subject to adjustment, one one-thousandth of a share of Series A Preferred Stock at a purchase price of $17.50 per Unit (the Purchase Price). The Rights were generally to become exercisable (the Distribution Date) upon the earlier of (i) 10 business days following a public announcement that a person or group of affiliated or associated persons (an Acquiring Person) had acquired or otherwise obtained beneficial ownership of 32% or more of the then‑outstanding shares of common stock of the Company, and (ii) 10 business days (or such later date as may be determined by the board of directors of the Company) following the commencement of a tender offer or exchange offer that would have resulted in a person or group becoming an Acquiring Person. If a person became an Acquiring Person, then each holder of a Right would thereafter have had the right to receive, upon exercise, Units of Preferred Stock or, at the option of the Company, shares of common stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the Purchase Price of the Right. If the Company were acquired in a merger or similar business combination transaction at any time after a person had become an Acquiring Person, each holder of a right (other than the Acquiring Person and certain related parties) would have been entitled to purchase a similar amount of common stock of the acquiring entity.

11.Stock-based Compensation

Equity Incentive Plans
The following table summarizes stock-based compensation expense related to stock options, restricted stock awards (RSAs) and restricted stock units (RSUs) granted to employees, non-employee directors and consultants, and Employee Stock Purchase Plan included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$543	$482
Selling and marketing	740	538
General and administrative	2,181	2,381
Total	$3,464	$3,401

The 2012 Equity Incentive Plan (the 2012 Plan) provides for the issuance of RSAs, RSUs, or non-qualified and incentive common stock options to its employees, non-employee directors and consultants, from its authorized shares. In general, the options expire ten years from the date of grant and generally vest either (i) over a four-year period, with 25% exercisable at the end of one year from the employee’s hire date and the balance vesting ratably thereafter or (ii) over a three-year period, with 25% exercisable at the grant date and the balance vesting ratably thereafter. No further awards may be issued under the 2012 Plan.

On September 15, 2014, the Company's board of directors adopted, and stockholders approved, the 2014 Equity Incentive Plan (the 2014 Plan), which was amended and restated on each of May 2018 and February 26, 2019 (the Amended and Restated 2014 Plan), which among other things, increased the number of authorized shares under the 2014 Plan from 749,305 to an aggregate of 7,800,000 shares. On February 25, 2020, the Company’s board of directors approved, subject to stockholder approval, and recommended its stockholders approve at the 2020 Annual Meeting, an additional 2,000,000 authorized shares reserved for issuance under the Amended and Restated 2014 Plan to an aggregate of 11,725,515 shares, including the Evergreen Shares discussed below. Such stockholder approval was obtained on May 12, 2020. Per the terms of the Amended and Restated 2014 Plan, the shares reserved will automatically increase on each January 1 through 2024, by an amount equal to the smaller of (i) 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31; or (ii) an amount determined by our board of directors. This provision resulted in an additional 3,254,061 shares (Evergreen Shares) added to the total number of authorized shares on January 1, 2021.

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

Stock Options

There were 2,478,025 and 1,475,485 shares of stock options granted during the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, unrecognized stock-based compensation expense for employees and non-employee stock options was approximately $13.8 million, which the Company expects to recognize over a weighted-average remaining period of 2.8 years, assuming all unvested options become fully vested.
Summary of Assumptions
The fair value of noncash stock-based compensation for stock options granted to employees and non-employees was estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted-average assumptions for options granted for the periods indicated.

	Three Months Ended March 31,
	2021	2020
Expected volatility	100.3%	77.5%
Risk-free interest rate	0.6%	1.3%
Expected dividend yield	—%	—%
Expected term (years)	6.0	5.9
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
Expected term. The expected term represents the period options are expected to be outstanding. Because the Company does not have historical exercise behavior, it determines the expected term assumption using the practical expedient as provided for under ASC 718, Compensation-Stock Compensation, which is the midpoint between the requisite service period and the contractual term of the option.

Restricted Stock Awards and Units

There were 1,772,500 and 1,245,000 shares of RSAs granted under the Amended and Restated 2014 Plan during the three months ended March 31, 2021 and 2020, respectively, to the Company's executive management team, certain non-executive employees and consultants. The vesting conditions for 1,767,500 shares of RSAs granted during the first quarter of 2021 and all of the RSAs granted during the first quarter of 2020 are connected to the Company’s achievement of certain performance milestones in the corresponding fiscal year.

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

For the three months ended March 31, 2021, the Company recognized $1.6 million in stock-based compensation expense related to RSAs. For the three months ended March 31, 2020, the Company recognized $2.0 million stock-based compensation expense related to RSAs and RSUs. As of March 31, 2021, unrecognized stock-based compensation expense related to the unvested RSAs was approximately $4.9 million, which the Company expects to recognize over a weighted-average remaining period of 0.6 years.

Employee Stock Purchase Plan

On May 7, 2019, the board of directors approved a 2019 Employee Stock Purchase Plan (the 2019 ESPP), which was approved by stockholders at the 2019 annual meeting held on June 5, 2019. The 2019 ESPP initially authorized the issuance of 500,000 shares of common stock pursuant to purchase rights granted to employees. In addition, the number of shares available for issuance under the 2019 ESPP will increase on January 1 of each year in an amount equal to the lesser of (i) 1,000,000 shares, (ii) 2% of the shares of common stock outstanding on December 31, or (iii) such lesser number of shares as is determined by the board of directors. This provision resulted in an additional 1,000,000 shares added to the total number of authorized shares on January 1, 2021. The 2019 ESPP is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended.

The 2019 ESPP enables eligible full-time and part-time employees to purchase shares of the Company’s common stock through payroll deductions of between 1% and 15% of eligible compensation during an offering period. A new offering period begins approximately every June 15 and December 15. At the last business day of each offering period, the accumulated contributions made during the offering period will be used to purchase shares. The purchase price is 85% of the lesser of the fair market value of the common stock on the first or the last business day of an offering period. The maximum number of shares of common stock that may be purchased by any participant during an offering period will be equal to $25,000 divided by the fair market value of the common stock on the first business day of an offering period. The current active offering period under the 2019 ESPP commenced on December 15, 2020 and will end on June 14, 2021. During the three months ended March 31, 2021 and 2020, there were no shares of common stock purchased under the 2019 ESPP.

The fair value of shares to be issued to employees under the 2019 ESPP is estimated using a Black-Scholes option-pricing model at the grant date, which requires the use of subjective and complex assumptions, including (i) the expected stock price volatility, (ii) the calculation of the expected term of the award, (iii) the risk-free interest rate and (iv) the expected dividend yield. No grant date fair value calculation was performed during three months ended March 31, 2021 and 2020.

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

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. For additional context with which to understand our financial condition and results of operations, see the audited consolidated financial statements and accompanying notes contained therein as of December 31, 2020 and 2019 and related notes in the Company’s Annual Report on Form 10-K as filed with the SEC on March 4, 2021 (2020 Audited Financial Statements). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under Item 1A of Part I of the 2020 Audited Financial Statements. Unless otherwise defined in this section, the defined terms in this section have the meanings set forth in the 2020 Audited Financial Statements.

Overview

We are a San Diego-based commercial-stage biopharmaceutical company committed to developing and commercializing innovative products to address unmet needs in women’s sexual and reproductive health.

Our first commercial product, Phexxi® (lactic acid, citric acid, and potassium bitartrate) vaginal gel (Phexxi), was approved by the United States (U.S.) Food and Drug Administration (FDA) on May 22, 2020 and commercially launched in the United States in September 2020. Phexxi is the first and only FDA approved hormone-free, woman-controlled, on-demand prescription contraceptive gel for women. We are conducting a pivotal Phase 3 clinical trial to evaluate our lead product candidate EVO100 vaginal gel (EVO100) for the prevention of urogenital transmission of both chlamydia and gonorrhea in women. We refer to this trial as “EVOGUARD”.

Phexxi: Our Non-hormonal, On-Demand Birth Control

We commercially launched Phexxi in September 2020 with a sales force promoting Phexxi directly to obstetrician/gynecologists and their affiliated health professionals, who collectively write the majority of prescriptions for contraceptive products. Our sales force comprises 59 regional business representatives, 11 regional business managers, and a self-guided virtual healthcare provider learning platform.

Our comprehensive commercial strategy for Phexxi includes marketing and product awareness campaigns targeting women in the United States of reproductive potential, including the approximately 23 million women who are not using hormonal contraception and the approximately 18.8 million women who are using a prescription contraceptive, some of whom, particularly pill users, may be ready to move to an FDA-approved, non-invasive hormone-free contraceptive, as well as certain identified target healthcare provider segments; payer outreach; and execution of our consumer digital and media strategy.

In December 2020 two U.S. patents that cover Phexxi and its labeled indication were listed in the U.S. FDA publication Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. The Orange Book listing of these two patents covering Phexxi’s composition of matter and its method of use in prevention of pregnancy is an important step in the ongoing development of our patent portfolio, which currently covers Phexxi into 2033. The newly listed method of use patent, number 10,568,855 (the ‘855 patent), covers contraception using the L-lactic acid Phexxi formulation. The ‘855 patent was issued by the U.S. Patent and Trademark Office (USPTO) in February 2020 and is expected to expire in March 2033. The newly listed patent number 6,706,276 (the ‘276 patent) is a composition of matter patent covering Phexxi. Evofem has an exclusive license to this patent, which is held by Rush University. The ‘276 patent was issued by the USPTO in March 2004 and is expected to expire in March 2026 based on the five-year patent term extension application that was timely filed by the patent owner.

On February 14, 2021, we launched a direct-to-consumer advertising campaign, known as “Get Phexxi,” designed to increase awareness and educate women on the benefits of Phexxi. The campaign highlights some of the struggles women face when choosing among the many available methods of contraception, including the lack of control with condoms, constant daily use of the pill, and abstinence required for cycle tracking. The “Get Phexxi” ads aired and continue to air nationally across broadcast, connected, and streaming television networks.

Also in February 2021, we announced our collaboration with the National Community Oncology Dispensing Association, Inc., a premier educational platform for community and academic oncology practices nationwide. Together we intend to develop educational resources and information to raise awareness about the importance and availability of Phexxi as a new non-hormonal birth control method for female patients living with, fighting and recovering from cancer. Every year in the United States, more than 800,000 new cases of cancer are reported among women, and many cancer treatment protocols require female patients of reproductive age to use birth control while undergoing treatment. Until the introduction of Phexxi, non-hormonal prescription contraception options were starkly limited; previously, women were generally steered toward condoms or the copper IUD, a prescription medical device that is implanted in the uterus where it releases copper ions and can cause inflammation.

We continue to increase the number of lives covered and to gain preferred formulary position for Phexxi. As of May 2021, we had obtained coverage for approximately 55% of U.S. commercial lives, including approximately 9 million lives covered at no out-of-pocket cost and approximately 13.7 million lives covered under our December 2020 contract award from the U.S. Department of Veterans Affairs. On January 1, 2021, the U.S. Medicaid population gained access to Phexxi through our participation in the Medicaid National Drug Rebate Program. Medicaid provides health coverage to approximately 68 million members, including approximately 16.8 million women 19-49 years of age.

In June 2020, Medi-Span and First Databank, two major drug information databases that payers consult for pricing and product information, granted Phexxi a new classification in their databases and pricing compendia as the first and only “Vaginal pH Modulator.”

We are working with the FDA’s Office of Women’s Health to update their Birth Control Guide to also include a new category for vaginal pH modulators as we believe the current guide is outdated and medically inaccurate. Phexxi’s unique mechanism of action is neither a spermicide nor a barrier contraceptive method and does not fit into any of the existing 18 contraceptive categories. Payers (including pharmacy benefit managers) use the Birth Control Guide to determine which methods they need to cover under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA).

EVO100: Our STI Preventive Product Candidate

Our lead product candidate, EVO100, is an antimicrobial vaginal gel under evaluation for the prevention of chlamydia and gonorrhea in women - two of the most pervasive sexually transmitted infections (STIs) in the United States. Currently, there are no FDA‑approved prescription products for the prevention of either of these commonly reported STIs.

According to the Centers for Disease Control and Prevention (CDC), any sexually active person can be infected with chlamydia and/or gonorrhea. Despite the CDC recommendation for condom use to prevent STIs, U.S. rates of infection with chlamydia and gonorrhea climbed in 2019 for the sixth consecutive year. Based on these reports, an estimated 78 million women 18-65 years of age who are sexually active in the United States could be at risk to contract these STIs.

Based on the positive and statistically significant top-line results of our Phase 2B/3 AMPOWER trial, we initiated our Phase 3 EVOGUARD clinical trial in October 2020. This randomized, placebo-controlled pivotal trial is designed to enroll 1,730 women with a prior chlamydia or gonorrhea infection and who are at risk for future infection. Participants are enrolled for a 16-week interventional phase followed by a one-month follow-up period. All 90 planned study sites have been identified and 80 of the sites have been activated as of May 5, 2021. We expect to complete enrollment in the fourth quarter of 2021 and to report top-line EVOGUARD results in mid-2022. Assuming positive results from the trial, we expect to submit a New Drug Application for EVO100 by the end of 2022.

The FDA has granted Fast Track designation to EVO100 for the prevention of chlamydia in women and has designated it a Qualified Infectious Disease Product (QIDP) for the prevention of gonorrhea in women. QIDP designation provides several important potential advantages, including qualification for the FDA Fast Track program and longer market exclusivity, among others.

COVID-19 Pandemic

The current worldwide pandemic related to a novel strain of a virus named severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2) (coronavirus), which causes coronavirus disease 2019 (COVID-19) has presented substantial public health and economic challenges and is affecting our employees, customers, communities and business operations, as well as the U.S. and global economies and financial markets.

Any disruptions in the commercialization of Phexxi and/or the completion of our clinical trials, data analysis or readouts and/or any disruption in our supply chain could have a material adverse effect on our business, results of operations and financial condition. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, the success of ongoing COVID-19 vaccination efforts, the emergence, prevalence and strength of variant strains, and the actions taken to contain or treat the disease, as well as the economic impact on local, regional, national and international markets.

Financial Operations Overview

Net Product Sales

Our revenue recognition is based on unit shipments from our third party logistics warehouse to our wholesalers. We have recognized net product sales in the United States since the commercial launch of Phexxi in September 2020 and the quarter ended March 31, 2021 was our second full quarter of product sales.

For the quarter ended March 31, 2021, shipments to our wholesalers and mail order specialized pharmacy grew significantly compared to the quarter ended December 31, 2020 and resulted in higher sequential gross revenues quarter over quarter of approximately 290%. Gross revenues, as discussed in Note 3- Revenue, were adjusted for variable consideration, including our patient support programs. The resulting increase in net revenues reflects the higher gross revenues as well as more favorable gross-to net (GTN) adjustments in the current period. The Company expects GTN adjustments will significantly improve throughout the remainder of 2021, driven by a series of GTN improvement initiatives that Evofem began implementing in April 2021 as part of its overall strategy to build Phexxi trial usage and loyalty.

We intend to out-license commercialization rights for Phexxi to one or more pharmaceutical companies or other qualified potential partners for countries or regions outside of the United States. We are currently in discussion with potential partners for various geographies. We cannot forecast when or if these arrangements will be secured, the structure or potential amount of revenues from these arrangements, whether upfront, milestone-related or related to future Phexxi sales, assuming approval of Phexxi for commercial sale outside of the United States, or to what degree these arrangements would affect our development plans, future revenues and overall capital requirements.

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

In addition, we are obligated to pay quarterly royalty payments pursuant to our license agreement with Rush University Medical Center, in amounts equal to a single-digit percentage of the gross amounts we receive on a quarterly basis less certain deductions incurred in the quarter based on a sliding scale. We are also obligated to pay a minimum annual royalty amount of $100,000 to the extent these earned royalties do not equal or exceed $100,000 in a given year. A minimum annual royalty amount of $100,000 was first required for the annual period commencing on January 1, 2021. This royalty payment was immaterial for the three months ended March 31, 2021, and was included in the costs of goods sold in the condensed consolidated financial statements.

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
•back-up contract manufacturing organization's evaluation to support future commercial forecast and reduce cost of goods sold;
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

We expense internal and third-party research and development expenses as incurred. The following table summarizes research and development expenses by product candidate (in thousands):

	Three Months Ended March 31,
	2021	2020
Allocated third-party development expenses:
Phexxi for the prevention of pregnancy (AMPOWER)	$—	$(27)
EVO100 for prevention of chlamydia/gonorrhea- Phase 2B/3 (AMPREVENCE)	—	322
EVO100 for prevention of chlamydia/gonorrhea- Phase 3 (EVOGUARD)	4,262	—
Total allocated third-party development expenses	4,262	295
Unallocated internal research and development expenses:
Noncash stock-based compensation expenses	543	482
Payroll related expenses	1,634	1,388
Outside services costs	524	1,740
Other	299	342
Total unallocated internal research and development expenses	3,000	3,952
Total research and development expenses	$7,262	$4,247

Completion dates and costs for our clinical development programs may vary significantly for EVO100 and any future product candidate we may seek to develop and are difficult to predict. We anticipate that we will determine which programs and product candidates to pursue as well as the most appropriate funding allocations for each program and product candidate on an ongoing basis in response to the results of ongoing and future clinical trials, regulatory developments, and our ongoing assessments of the commercial potential of each current or future product candidate. We expect research and development expenses to increase significantly primarily due to EVOGUARD, which was initiated in October 2020. Depending on the Phexxi revenue trajectory, we may need to raise significant additional capital in the future to complete clinical development for EVO100 and any future product candidates.

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

Selling and marketing expenses

Our selling and marketing expenses consist primarily of Phexxi commercialization costs, including direct-to-consumer (DTC) and healthcare provider advertising, the Phexxi Concierge Experience, training, salaries, benefits, travel, noncash stock-based compensation expense, and other related costs for our employees and consultants.

We expect our selling and marketing expenses to increase significantly in 2021 compared to 2020 due to the cost of our sales force, which was established in the third quarter of 2020, and as we continue to implement additional Phexxi promotional strategies and initiatives to drive launch uptake.

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

We expect our general and administrative expenses to decrease slightly in 2021 compared to 2020 due to lower recruiting fees and financing advisory fees.

Other Income (Expense)

Other income (expense) consists primarily of interest expense and the change in fair value of financial instruments issued in various capital raise transactions. The change in fair value of financial instruments was recognized as a result of mark-to-market adjustments for these financial instruments.

Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020 (in thousands):

Net Product Sales

	Three Months Ended March 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
Product sales, net	$1,105	$—	$1,105	100%

Phexxi was commercially launched in September 2020. Net product sales were $1.1 million for the three months ended March 31, 2021.

Cost of Goods Sold

	Three Months Ended March 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
Cost of goods sold	$506	$—	$506	100%

Cost of goods sold was $0.5 million for the three months ended March 31, 2021.

Research and development expenses

	Three Months Ended March 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
Research and development	$7,262	$4,247	$3,015	71%

The increase in research and development expenses was primarily due to a $4.0 million increase in clinical trial costs associated with EVOGUARD, and an increase of $0.2 million and $0.1 million in payroll related expenses and noncash stock-based compensation, respectively, due to increased headcount. These aggregated increases were partially offset by a $1.2 million decrease in outside services associated with quality and regulatory related activities.

Selling and marketing expenses

	Three Months Ended March 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
Selling and marketing	$30,525	$7,855	$22,670	289%

The increase in selling and marketing expenses was primarily due to a $17.7 million increase in media, advertising costs and public relations costs related to the commercialization of Phexxi, which was launched in September 2020, an increase of $4.8 million in payroll related expenses due to increased headcount, a $0.7 million increase in facilities costs, and a $0.2 million increase in noncash stock-based compensation. These aggregated increases were partially offset by a $0.8 million decrease in market access consulting services.

General and administrative expenses

	Three Months Ended March 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
General and administrative	$7,684	$7,142	$542	8%

The increase in general and administrative expenses was primarily due to a $0.4 million increase in facilities costs, a $0.3 million increase in payroll related expenses due to increased headcount, and a $0.3 million increase in legal and audit fees. These aggregated increases were partially offset by a $0.2 million decrease in outside services primarily pertaining to recruiting, and a $0.2 million decrease in noncash stock-based compensation.

Total other (expense) income, net

	Three Months Ended March 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
Total other (expense) income, net	$(1,280)	$98	$(1,378)	(1,406)%

Total other expense, net, for the three months ended March 31, 2021, primarily included $1.1 million in accrued interest expense related to the convertible senior secured promissory notes issued to Baker Bros. Advisors LP (the Baker Notes) and the unsecured convertible promissory notes issued to each of Adjuvant Global Health Technology Fund, L.P. and Adjuvant Global Health Technology Fund DE, L.P. (the Adjuvant Notes) as described in Note 5- Convertible Notes and a $0.1 million loss from the change in fair value of the Baker Notes as a result of mark-to-market adjustments during the current quarter.

Total other income, net, for the three months ended March 31, 2020, included $0.1 million of interest income.

Liquidity and Capital Resources

Overview

As of March 31, 2021, we had working capital of $4.6 million and an accumulated deficit of $701.6 million. We have financed our operations to date primarily through the issuance of common stock, cash received from private placement transactions, the issuance of convertible notes and, to a lesser extent, product sales. As of March 31, 2021, we had approximately $45.3 million in cash and cash equivalents, and $18.6 million in restricted cash from the Adjuvant notes that is available for use. Our cash and cash equivalents include amounts held in checking accounts, money market funds, and investments in fixed income debt securities with original maturities of less than three months. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve liquidity and capital preservation.

We have incurred losses and negative cash flows from operating activities since inception. During the three months ended March 31, 2021, we received net proceeds of approximately $28.0 million upon the sale and issuance of common stock from the underwritten public offering in March 2021. On April 6, 2021, the underwriters exercised their overallotment option in full and we received proceeds of approximately $4.2 million, net of underwriting discounts.

We anticipate that we will continue to incur net losses for the foreseeable future. We expect research and development expenses to increase in 2021 compared to 2020 due to our Phase 3 EVOGUARD study which was initiated in October 2020. We expect selling and marketing expenses to increase significantly in 2021 compared to 2020 due to the deployment of our commercial sales force that was established in the third quarter of 2020, and as we execute associated promotional strategies and initiatives, including our DTC programs. Lastly, we expect general and administrative expenses to decrease slightly in 2021 compared to 2020 due to lower recruiting fees and financing advisory fees. According to management estimates, our liquidity resources as of March 31, 2021 are not sufficient to maintain our planned level of operations for the next 12 months. In addition, the uncertainties associated with our ability to obtain additional equity financing on terms that are favorable to us or at all, enter into collaborative agreements with strategic partners, and succeed in our future operations raise substantial doubt about our ability to continue as a going concern.

The opinion of our independent registered public accounting firm on our audited financial statements as of and for the years ended December 31, 2020 and 2019 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. Our unaudited condensed consolidated financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 included in this Quarterly Report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue our operations.

The COVID-19 pandemic caused us to delay the commercial launch of Phexxi until September 2020 and has impacted the terms on which we have been able to raise funds. Our ability to raise additional funds, and the terms on which those funds may be raised, will be dependent, in part, on how successful the commercialization of Phexxi is and whether we are able to gain revenue traction prior to raising such additional funds. If the COVID-19 pandemic continues to disrupt and negatively impact the commercialization of Phexxi, our ability to raise additional funds may be negatively impacted, or we may not be able to obtain funding on terms favorable to us or at all. If we are not able to obtain required additional funding, through equity financings or other means, or if we are unable to obtain funding on terms favorable to us, the shortfall in funds raised, or such unfavorable terms, will likely have a material adverse effect on our operations and strategic development plan for future growth. If we cannot successfully raise the funding necessary to implement our current strategic development plan, we may be forced to make reductions in spending, suspend or terminate development programs, extend payment terms with suppliers, liquidate assets where possible, suspend or curtail planned programs, and/or cease operations. Any of these developments would materially and adversely affect our financial condition and business prospects and could even cause us to be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and, in doing so, we may receive less than the value at which those assets are carried on our financial statements. Any of these developments would materially and adversely affect the price of our stock and the value of your investment.

2021 Equity Financing

As described in Note 10- Stockholder's Equity, we received net proceeds of approximately $28.0 million in March 2021 upon the issuance of 17,142,857 shares of our common stock from our underwritten public offering, and approximately $4.2 million, net of underwriting discounts, from the issuance of 2,571,428 shares of its common stock upon exercise of the underwriters’ overallotment option in April 2021.

2020 Debt and Equity Financing

As described in Note 5- Convertible Notes, we received aggregate gross proceeds of $25.0 million upon the first and second closings of convertible senior secured promissory notes pursuant to the Securities Purchase and Security Agreement (the Baker Bros. Purchase Agreement) with certain affiliates of Baker Bros. Advisors LP as purchasers (the Baker Purchasers) during the second quarter of 2020. We also received gross proceeds of $25.0 million from the closing of convertible unsecured promissory notes pursuant to the Adjuvant Purchase Agreement during the fourth quarter of 2020.

As described in Note 10- Stockholder's Equity, we received net aggregate proceeds of $103.7 million in June 2020 upon the issuance and sale of 31,700,000 shares of our common stock from our 2020 Public Offering and net aggregate proceeds of $3.8 million during the first half of 2020 upon the issuance and sale of 676,656 shares of our common stock pursuant to the “at the market” (ATM) program. The ATM program was terminated in June 2020.

Summary Statement of Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Three Months Ended March 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
Net cash, cash equivalents and restricted cash used in operating activities	$(34,458)	$(14,876)	$(19,582)	132%
Net cash, cash equivalents and restricted cash (used in) provided by investing activities	(706)	6,902	(7,608)	(110)%
Net cash, cash equivalents and restricted cash provided by financing activities	28,006	1,364	26,642	1,953%
Net decrease in cash, cash equivalents and restricted cash	$(7,158)	$(6,610)	$(548)	8%

Cash Flows from Operating Activities. During the three months ended March 31, 2021, the primary use of cash, cash equivalents and restricted cash was to fund commercialization of our lead product, Phexxi, and to support selling and marketing, and general and administrative operations.

Cash Flows from Investing Activities. During the three months ended March 31, 2021, the change in net cash, cash equivalents and restricted cash used in investing activities was primarily due to $1.0 million in purchases of property and equipment, offset by a $0.3 million cash inflow from the sale of Softcup line of business.

During the three months ended March 31, 2020, the change in net cash, cash equivalents and restricted cash provided by investing activities was primarily due to a $6.7 million cash inflow from maturities of short-term investments, offset by $0.1 million purchases of property and equipment.

Cash Flows from Financing Activities. During the three months ended March 31, 2021, the primary source of cash, cash equivalents and restricted cash was provided from the issuance of 17,142,857 shares of common stock for net proceeds of approximately $28.0 million, net of underwriting discounts.

Operating and Capital Expenditure Requirements

Our specific future operating and capital expense requirements are difficult to forecast, however, we can anticipate the general types of expenses and areas in which they might occur as follows: We expect research and development expenses and selling and marketing expenses to increase significantly in 2021, while we expect general and administrative expenses to decrease slightly in 2021 due to the reasons stated under the Operating Expenses section above.

Off-Balance Sheet Arrangements

As of March 31, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements, as that term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Other Matters

Recently Issued Accounting Pronouncements

For information with respect to recent accounting pronouncements, see Note 2- Summary of Significant Accounting Policies to our condensed consolidated financial statements appearing in Part I, Item 1 of this report.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the applicable periods. Management bases its estimates, assumptions and judgments, on historical experience and on various other factors it believes to be reasonable under the circumstances. Different estimates, assumptions and judgments may change the estimate used in the preparation of our condensed consolidated financial statements, which, in turn, could materially change our results from those reported. Management evaluates its estimates, assumptions and judgments on an ongoing basis. However, if our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may also have a material adverse effect on our consolidated statements of operations, liquidity and financial condition. We believe the following critical accounting policies involve significant areas where management applies estimates, assumptions and judgments in the preparation of our condensed consolidated financial statements. See Note 2 to our 2020 Audited Financial Statements for our additional accounting policies.

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

In accordance with ASC 606, the Company recognizes revenue when its performance obligation is satisfied by transferring control of the product to a customer. Per the Company’s contracts with customers, control of the product is transferred upon the conveyance of title, which occurs when the product is sold to and received by a customer. The Company’s customers consist of wholesale distributors and a specialty pharmacy. Payment terms typically range from 45 to 66 days, include prompt pay discounts, and vary by customer. Trade accounts receivable due to the Company from contracts with its customers are stated separately in the balance sheet, net of various allowances.

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

During a clinical trial, we adjust the clinical expense recognition if actual results differ from estimates. We make estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical trial accruals are partially dependent upon accurate reporting by CROs and other third-party vendors. Although we do not expect estimates to differ materially from actual amounts, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any reporting period. For the three months ended March 31, 2021 and 2020, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

Fair Value of the Baker Notes

We elected the fair value option under ASC 825, Financial Instruments, for the Baker Notes issued pursuant to that certain Baker Bros. Purchase Agreement with the Baker Purchasers, and Baker Bros. Advisors LP, as designated agent, dated April 23, 2020, as they are qualified financial instruments and are, in whole, classified as liabilities. Under the fair value option, we recognized the hybrid debt instrument at fair value inclusive of embedded features. The fair value of the Baker Notes issued, and the change in fair value of the Baker Notes at the reporting date, were determined using a Monte Carlo simulation-based model. Monte Carlo simulation was used to take into account several embedded features and factors including the future value of our common stock, a potential change of control event, the maturity term of the Baker Notes, the probability of an event of voluntary conversion of the Baker Notes, exercise of the put right, and exercise of our call right.

Fair Value of Stock Options and Warrants

The fair value of stock options and warrants issued in various financing transactions, the change in fair value of options and warrants as a result of any modifications to these instruments, and mark-to-market adjustments for liability classified warrants were determined using the Black-Scholes Merton option-pricing model based on the applicable assumptions, which include the exercise price of these options and warrants, time to expiration, expected volatility of our peer group of companies, risk-free interest rate and expected dividend.

Fair Value of Purchase Rights

The fair value of the rights granted to the Baker Purchasers to optionally purchase from the Company up to $10.0 million of Baker Notes, as described in Note 5- Convertible Notes, at the Baker Purchasers’ discretion at any time prior to the Company receiving at least $100.0 million in aggregate gross proceeds from one or more sales of equity securities issued in connection with the Baker Bros. Purchase Agreement, as described in Note 5- Convertible Notes, and the change in fair value of the Baker Purchasers’ option to purchase from the Company up to $10.0 million of Baker Notes upon exercise of such rights, was determined as the maximum of (i) the fair value of rights to purchase the additional $10.0 million Baker Notes and; (ii) the fair value of the shares of on as-if converted basis, which was determined by the lattice model. The fair value of rights to purchase the accompanying 2,049,180 warrants was valued using a Geske option-pricing model. The Geske model was based on the applicable assumptions, including the underlying stock price, warrant exercise price, the exercise price of the rights to purchase the warrants, the term of the warrants, the term of the rights to purchase the warrants, expected volatility of the Company’s peer group, risk-free interest rate and expected dividend.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report on Form 10-Q, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on such evaluation, our principal executive officer and principal financial officer has concluded that, as of such date, our disclosure controls and procedures were effective.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
March 1- March 31	2,644	$2.57	—	—
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

†
The financial information of Evofem Biosciences, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed on May 6, 2021 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Operations, (iv) the Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVOFEM BIOSCIENCES, INC.

Date: May 6, 2021	By:	/s/ Justin J. File
Justin J. File
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)