Form 10-Q
period 2021-06-30
Evofem Biosciences, Inc.
filed 2021-08-11
CIK 1618835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________

FORM 10-Q
  ____________________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding as of July 31, 2021 was 155,208,456.

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
•estimates regarding market size;
•estimates regarding health care providers’ (HCPs) recommendations of Phexxi® (lactic acid, citric acid, and potassium bitartrate) vaginal gel (Phexxi) to patients;
•the rate and degree of market acceptance of Phexxi;
•our ability to successfully commercialize Phexxi and continue to develop our sales and marketing capabilities;
•our strategic plans for our business, including the commercialization of Phexxi;
•our estimates regarding expenses, revenues, financial performance and capital requirements, including the length of time our capital resources will sustain our operations;
•our ability to continue as a going concern;
•the impacts of the ongoing pandemic related to a novel strain of a virus named severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2) (coronavirus), which causes coronavirus disease 2019 (COVID-19), including, without limitation, its impact on our business and the commercialization of Phexxi;
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

Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on our projections of the future that are subject to known and unknown risks and uncertainties and other factors that may cause our actual results, level of activity, performance or achievements expressed or implied by these forward-looking statements, to differ. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. All forward-looking statements are qualified in their entirety by this cautionary statement. Forward-looking statements should be regarded solely as our current plans, estimates and beliefs. You should read this Quarterly Report and the documents that we have filed as exhibits to this Quarterly Report and incorporated by reference herein completely and with the understanding that our actual results may be materially different from the plans, intentions and expectations disclosed in the forward-looking statements we make. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. The forward-looking statements contained in this Quarterly Report are made as of the date of this Quarterly Report, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise except as required by applicable law.

Unless the context requires otherwise, references in this Quarterly Report to “Evofem,” “Company,” “we,” “us” and “our” refer to Evofem Biosciences, Inc. and our subsidiaries.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands, except par value and share data)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$46,982	$48,892
Restricted cash	15,206	22,559
Trade accounts receivable, net	3,108	1,067
Inventories	10,546	7,162
Prepaid and other current assets	19,788	18,050
Total current assets	95,630	97,730
Property and equipment, net	5,950	4,334
Operating lease right-of-use assets	6,147	6,856
Other noncurrent assets	1,021	1,048
Total assets	$108,748	$109,968
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$7,703	$10,641
Convertible notes payable (Note 5)	44,308	52,409
Accrued expenses	7,495	4,476
Accrued compensation	4,272	6,514
Operating lease liabilities – current	2,470	2,290
Other current liabilities	2,073	953
Total current liabilities	68,321	77,283
Operating lease liabilities – noncurrent	5,174	6,030
Long-term convertible notes payable (Note 5)	26,192	25,211
Other noncurrent liabilities	97	97
Total liabilities	99,784	108,621
Commitments and contingencies (Note 8)
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Stockholders’ equity:
Common stock, $0.0001 par value; 300,000,000 shares authorized; 155,136,287 and 81,351,533 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively;	16	8
Additional paid-in capital	744,013	656,827
Accumulated deficit	(735,065)	(655,488)
Total stockholders’ equity	8,964	1,347
Total liabilities and stockholders’ equity	$108,748	$109,968

See accompanying notes to the condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Product sales, net	$1,857	$—	$2,962	$—

Operating expenses:
Cost of goods sold	839	—	1,345	—
Research and development	8,507	2,640	15,769	6,887
Selling and marketing	27,237	9,997	57,762	17,852
General and administrative	6,416	9,735	14,100	16,877
Total operating expenses	42,999	22,372	88,976	41,616
Loss from operations	(41,142)	(22,372)	(86,014)	(41,616)
Other income (expense):
Interest income	4	29	11	131
Other expense	(1,186)	(349)	(2,331)	(353)
Loss on issuance of financial instruments	—	(64,049)	—	(64,049)
Change in fair value of financial instruments	8,910	34,075	8,768	34,075
Total other income (expense), net	7,728	(30,294)	6,448	(30,196)
Loss before income tax	(33,414)	(52,666)	(79,566)	(71,812)
Income tax expense	(12)	—	(11)	—
Net loss	$(33,426)	$(52,666)	$(79,577)	$(71,812)
Net loss per share, basic and diluted	$(0.27)	$(0.91)	$(0.77)	$(1.36)
Weighted-average shares used to compute net loss per share, basic and diluted	125,168,570	57,696,519	103,625,627	52,946,235
See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited) (In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2020	81,351,533	$8	$656,827	$(655,488)	$1,347
Issuance of common stock in connection with the March 2021 Public Offering (see Note 10)	17,142,857	2	27,707	—	27,709
Restricted stock awards issued	1,772,500	—	—	—	—
Shares withheld to cover taxes related to vesting of restricted stock awards	(2,644)	—	(7)	—	(7)
Stock-based compensation	—	—	3,464	—	3,464
Net loss	—	—	—	(46,151)	(46,151)
Balance at March 31, 2021	100,264,246	$10	$687,991	$(701,639)	$(13,638)
Issuance of common stock in connection with the March 2021 and May 2021 Public Offerings (see Note 10)	55,119,222	6	53,084	—	53,090
Issuance of common stock upon cash exercise of warrants	49,000	—	49		49
Issuance of common stock - ESPP	173,675	—	196	—	196
Restricted stock awards issued	5,000	—	—	—	—
Restricted stock awards cancelled	(124,500)	—	—	—	—
Shares withheld to cover taxes related to vesting of restricted stock awards	(350,356)	—	(300)	—	(300)
Stock-based compensation	—	—	2,993	—	2,993
Net loss	—	—	—	(33,426)	(33,426)
Balance at June 30, 2021	155,136,287	$16	$744,013	$(735,065)	$8,964

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	48,137,880	$5	$528,810	$(513,179)	$15,636
Issuance of common stock in connection with ATM (see Note 10)	202,098	—	1,082	—	1,082
Issuance of common stock - exercise of stock options	19,708	—	73	—	73
Restricted stock awards issued/restricted stock units released	1,286,499	—	—	—	—
Shares withheld to cover taxes related to vesting of restricted stock awards	(4,088)	—	(25)	—	(25)
Stock-based compensation	—	—	3,401	—	3,401
Net loss	—	—	—	(19,146)	(19,146)
Balance at March 31, 2020	49,642,097	$5	$533,341	$(532,325)	$1,021
Issuance of common stock in connection with the 2020 Public Offering (see Note 10)	31,700,000	3	103,263	—	103,266
Issuance of common stock in connection with ATM	474,558	—	2,280	—	2,280
Issuance of common stock - ESPP and exercise of stock options	69,398	—	177	—	177
Restricted stock awards issued/restricted stock units released	60,168	—	—	—	—
Shares withheld to cover taxes related to vesting of restricted stock awards	(645,754)	—	(2,777)	—	(2,777)
Issuance of common stock upon cash exercise of warrants and issuance of Reload Warrants	200	—	2	—	2
Short-swing profit disgorgement	—	—	187	—	187
Reclassification from financial instruments liability to equity	—	—	11,015	—	11,015
Stock-based compensation	—	—	6,034	—	6,034
Net loss	—	—	—	(52,666)	(52,666)
Balance at June 30, 2020	81,300,667	$8	$653,522	$(584,991)	$68,539

See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(79,577)	$(71,812)
Adjustments to reconcile net loss to net cash, cash equivalents and restricted cash used in operating activities:
Loss on issuance of financial instruments	—	64,049
Change in fair value of financial instruments	(8,768)	(34,075)
Stock-based compensation	6,457	9,435
Depreciation	470	123
Noncash lease expenses	676	364
Noncash interest expenses	1,647	344
Changes in operating assets and liabilities:
Accounts receivable	(2,041)	—
Inventories	(2,725)	(872)
Prepaid and other assets	(2,473)	(853)
Accounts payable	(2,821)	1,697
Accrued expenses and other liabilities	4,005	(563)
Accrued compensation	(2,242)	2,274
Operating lease liabilities	(643)	(39)
Net cash, cash equivalents and restricted cash used in operating activities	(88,035)	(29,928)
Cash flows from investing activities:
Proceeds from sale of Softcup line of business	250	250
Maturities of short-term investments	—	8,233
Purchases of property and equipment	(2,289)	(536)
Net cash, cash equivalents and restricted cash (used in) provided by investing activities	(2,039)	7,947
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of discounts, fees and commissions - Public Offerings	81,533	103,738
Proceeds from issuance of common stock - exercise of warrants	49	2
Proceeds from issuance of common stock, net of commissions - ATM transactions	—	3,781
Proceeds from issuance of common stock - ESPP and exercise of stock options	196	337
Borrowings under convertible notes	—	25,000
Short-swing profit disgorgement	—	173
Cash paid for financing costs	(660)	(317)
Payments of tax withholdings related to vesting of restricted stock awards	(307)	(2,802)
Net cash, cash equivalents and restricted cash provided by financing activities	80,811	129,912
Net change in cash, cash equivalents and restricted cash	(9,263)	107,931
Cash, cash equivalents and restricted cash, beginning of period	72,251	16,625
Cash, cash equivalents and restricted cash, end of period	$62,988	$124,556
Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$5,219
Financing costs included in accounts payable and accrued expenses	$75	$550
Purchases of property and equipment included in accounts payable and accrued expenses	$203	$278
Reclassification of financial instruments liability to equity	$—	$11,015

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

The unaudited interim condensed consolidated financial statements included in this report have been prepared on the same basis as the Company’s audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, cash flows, and statements of convertible preferred stock and stockholders’ deficit for the periods presented. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results expected for the full year. The condensed consolidated balance sheet as of December 31, 2020 was derived from the 2020 Audited Financial Statements.

Risks, Uncertainties and Going Concern

We are susceptible to risks and uncertainties associated with the COVID-19 pandemic, which is affecting our employees, customers, communities and business operations, as well as the U.S. and global economies and financial markets.

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

The Company’s principal operations have been related to research and development, including the development of Phexxi, and to its commercially related sales and marketing efforts. Additional activities have included raising capital, recruiting personnel and establishing and maintaining a corporate infrastructure to support a commercial product. The Company has incurred operating losses and negative cash flows from operating activities since inception. As described in Note 5- Convertible Notes and Note 10- Stockholders' Equity (Deficit), the Company received net proceeds of approximately $81.5 million upon the sale and issuance of common stock and warrants to purchase common stock from two underwritten public offerings that occurred in the first half of 2021, gross proceeds of $50.0 million from the issuance of convertible notes in the second and fourth quarter of 2020, net proceeds of approximately $103.7 million upon the sale and issuance of common stock from an underwritten public offering in June 2020, and $3.8 million from its “at the market” (ATM) program, net of commissions, in 2020. As of June 30, 2021, the Company had cash and cash equivalents of $47.0 million, $14.9 million in restricted cash from the Adjuvant Notes (as defined in Note 5- Convertible Notes) that is available for use, working capital of $27.3 million and an accumulated deficit of $735.1 million.

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

While the Company has recognized limited revenues since the launch of Phexxi in September 2020, the Company anticipates it will continue to incur net losses for the foreseeable future. According to management estimates, liquidity resources as of June 30, 2021 are not sufficient to maintain the Company’s planned level of operations for the twelve months from the date of issuance of these condensed consolidated financial statements.

These circumstances and the uncertainties associated with the Company’s ability to obtain additional equity or debt financing on terms that are favorable to the Company, enter into collaborative agreements with strategic partners, and otherwise succeed in its future operations raise substantial doubt about the Company’s ability to continue as a going concern.

If the Company is not able to obtain the required funding in the near term, through equity or debt financings or other means, or is unable to obtain funding on terms favorable to the Company, this will have a material adverse effect on its commercialization and development operations and its strategic development plan for future growth. If the Company cannot successfully raise additional funding and implement its strategic development plan, the Company may be forced to make reductions in spending, including spending in connection with its commercialization activities, extend payment terms with suppliers, liquidate assets where possible at a potentially lower amount than as recorded in the condensed consolidated financial statements, suspend or curtail planned operations or cease operations entirely. Any of these could materially and adversely affect its liquidity, financial condition and business prospects and the Company would not be able to continue as a going concern.

Subsequent Events

Subsequent events were evaluated through the filing date of this Quarterly Report, August 11, 2021. See Note 10- Stockholders' Equity (Deficit) for discussion of a subsequent event which occurred in July 2021.

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

The Company is also subject to credit risk related to its trade accounts receivable from product sales. Its customers are located in the United States and consist of wholesale distributors, retail pharmacies, and a mail-order specialty pharmacy. The Company extends credit to its customers in the normal course of business after evaluating their overall financial condition and evaluates the collectability of its accounts receivable by periodically reviewing the age of the receivables, the financial condition of its customers, and its past collection experience. Historically, the Company has not experienced any credit losses. As of June 30, 2021, based on the evaluation of these factors the Company did not record an allowance for doubtful accounts. For the three and six months ended June 30, 2021, the Company’s three largest customers combined made up approximately 83% and 85% of its gross product sales, respectively. For the three and six months ended June 30, 2020, the Company had no product sales. As of June 30, 2021 and December 31, 2020, the Company's three largest customers combined made up 85% and 95%, respectively, of its trade accounts receivable balance.

Significant Accounting Policies

There have been no changes to the significant accounting policies that were described in Note 2- Summary of Significant Accounting Policies to the 2020 Audited Financial Statements during the first quarter of 2021.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of readily available cash in checking accounts and money market funds. Restricted cash consists of cash held in monthly time deposit accounts and letters of credit, which are collateral for the Company’s credit cards, facility leases and fleet leases as described in Note 8- Commitments and Contingencies. As of June 30, 2021, the Company maintained letters of credit of $0.8 million and $0.3 million for its office lease and fleet leases, respectively. Additionally, the remaining $14.9 million of the $25.0 million received from the issuance of Adjuvant Notes in the fourth quarter of 2020, is classified as restricted cash as the Company is contractually obligated to use the funds for specific purposes.

The following table provides a reconciliation of cash, cash equivalents and restricted cash, reported within the condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash and cash equivalents	$46,982	$123,556
Restricted cash	15,206	200
Restricted cash included in other noncurrent assets	800	800
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows	$62,988	$124,556

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

	Three and Six Months Ended June 30,
	2021	2020
Unvested restricted common stock subject to repurchase	1,006,833	120,000
Common stock to be purchased under the 2019 ESPP	349,835	67,324
Options to purchase common stock	11,086,333	8,449,016
Warrants to purchase common stock	67,877,107	10,426,107
Total	80,320,108	19,062,447

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

In accordance with ASC 606, the Company recognizes revenue when its performance obligation is satisfied by transferring control of the product to a customer. In accordance with the Company’s contracts with customers, control of the product is transferred upon the conveyance of title, which occurs when the product is sold to and received by a customer. The Company’s customers are located in the United States and consist of wholesale distributors, retail pharmacies, and a mail-order specialty pharmacy. Payment terms typically range from 45 to 66 days, include prompt pay discounts, and vary by customer. Trade accounts receivable due to the Company from contracts with its customers are stated separately in the balance sheet, net of various allowances as described in the Trade Accounts Receivable policy in Note 2- Summary of Significant Accounting Policies to the 2020 Audited Financial Statements.

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

Phexxi is sold to customers at the wholesale acquisition cost (WAC), or in some cases at a discount to WAC. However, the Company records product revenue, net of reserves for applicable variable consideration. These types of variable consideration reduce revenue and include the following:

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

In accordance with ASC 606, the Company must make significant judgments to determine the estimate for certain variable consideration. For example, the Company must estimate the percentage of end-users that will obtain the product through public insurance such as Medicaid or through private commercial insurance. To determine these estimates, the Company relies on historical sales data showing the amount of various end-user consumer types, inventory reports from the wholesale distributors and mail-order specialty pharmacy, and other relevant data reports. Because Phexxi was launched in September 2020, this historical data is limited. Due to limits on historical data, the Company has also used trend analysis and professional judgment in developing these estimates.

The specific considerations that the Company uses in estimating these amounts related to variable consideration are as follows:

Distribution services fees – The Company pays distribution service fees to its wholesale distributors and mail-order specialty pharmacy. These fees are a contractually fixed percentage of WAC, and are calculated at the time of sale based on the purchase amount. The Company considers these fees to be separate from the customer’s purchase of the product, therefore, they are recorded in other current liabilities on the condensed consolidated balance sheet.

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

Chargebacks – Certain government entities and covered entities (e.g. Veterans Administration, 340B covered entities) are able to purchase the product at a price discounted below WAC. The difference between the government or covered entity purchase price and the wholesale distributor purchase price of WAC will be charged back to the Company. The Company estimates the amount of each chargeback channel based on the expected number of claims in each channel and related chargeback that is associated with the revenue being recognized for product that remains in the distribution channel at the end of each reporting period. Estimated chargebacks are recorded as contra trade accounts receivable on the consolidated balance sheet.

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

Product returns – Customers have the right to return product that is within six months or less of the labeled expiration date or that is past the expiration date by no more than six months. Phexxi was commercially launched in September 2020 and there have been minimal returns as of June 30, 2021. The Company uses historical sales and return data to estimate future product returns. Product return estimates are recorded as other current liabilities on the consolidated balance sheet.

As of June 30, 2021, the accrued balance associated with variable considerations discussed above was approximately $2.1 million.

4.Inventories

The inventory costs include all purchased materials, direct labor and manufacturing overhead. Prior to April 2020, costs incurred for the manufacture of Phexxi were recorded as research and development expenses.

Inventories consist of the following (in thousands) for the period indicated:

	June 30, 2021	December 31, 2020
Raw materials	$508	$332
Work in process(1)	2,675	4,162
Finished goods	7,363	2,668
Total	$10,546	$7,162
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

On June 5, 2020 (the Exercise Date), the Baker Purchasers exercised the Baker Purchase Rights. At the second closing date of June 9, 2020 (the Baker Second Closing), the Baker Purchasers acquired the remaining Baker Notes with an aggregate principal amount of $10.0 million and Baker Warrants exercisable for 2,049,180 shares of common stock. With the completion of the underwritten public offering in June 2020 as further discussed in Note 10- Stockholders' Equity (Deficit), the conversion price of the Baker Notes and the exercise price of the Baker Warrants is $2.44. The Baker Warrants have a five-year term with a cashless exercise provision and are immediately exercisable at any time from their respective issuance date.

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
Interest expense for the three and six months ended June 30, 2021 was approximately $0.7 million and $1.4 million, respectively. The Baker Purchasers elected to have the accrued interest for first quarter of 2021 paid-in-kind, and the accrued interest for the second quarter of 2021 paid in cash.

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

Under the valuation methods as described in Note 7- Fair Value Financial Instruments, the Company recorded the following in the condensed consolidated financial statements related to the Baker Notes and Baker Warrants during the quarter ended June 30, 2020: (i) an aggregate of $58.1 million in convertible notes and an aggregate of $46.7 million for warrants and purchase rights liability at the Baker Initial Closing and Exercise Date; (ii) a $64.0 million loss on issuance of financial instruments recognized at the Baker Initial Closing in the condensed consolidated statement of operations; (iii) an aggregate $34.1 million gain on fair value changes of financial instruments as a result of mark-to-market adjustments on the Baker Notes, Baker Warrants and Baker Purchase Rights recognized respectively at the Exercise Date, Approval Date and the quarter ended June 30, 2020, in the condensed consolidated statement of operations; (iv) a $15.8 million reclassification from purchase rights liability to the convertible notes and warrants liability on the Exercise Date; and (v) an $11.0 million reclassification from warrants liability to additional paid-in capital in the condensed consolidated balance sheet on the Approval Date. In addition, the Company concluded that there was no change in the underlying instrument-specific credit risk between the issuance dates for the Baker Notes and June 30, 2021, and, therefore there was no change recognized in the fair value of the convertible notes associated with differences in credit risk that would be presented separately as a component of other comprehensive income.

Using the same valuation methods discussed in Note 7- Fair Value Financial Instruments, the Company recorded a $8.9 million gain in fair value changes of financial instruments as a result of mark-to-market adjustments recognized on the Baker Notes for the quarter ended June 30, 2021 in the condensed consolidated financial statements.

The Baker Notes contain various customary affirmative and negative covenants agreed to by the Company. The Company was in compliance with all applicable covenants at June 30, 2021. The Baker Notes also include customary events of default as set forth in the Baker Bros. Purchase Agreement, such that, in an event of default, the Baker Purchasers will have the right to accelerate repayment of the aggregate loan balance then outstanding.

As of June 30, 2021, the Baker Notes are recorded in the condensed consolidated balance sheet as short-term convertible notes payable with a total balance of $44.3 million.

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

The Adjuvant Notes have a five-year term with interest accruing at 7.5% per annum on a quarterly basis in arrears to the outstanding balance of the Adjuvant Notes and are recognized as payment-in-kind. Interest expense pertaining to the Adjuvant Notes for the three and six months ended June 30, 2021 was approximately $0.5 million and $1.0 million, respectively, and is included in long-term convertible notes payable on the accompanying consolidated balance sheet as of June 30, 2021. In connection with certain Company change of control transactions, the Adjuvant Notes may be prepaid at the option of the Company or will become payable at the option of the Adjuvant Purchasers.

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

The Adjuvant Notes contain various customary affirmative and negative covenants agreed to by the Company. The Company was in compliance with all applicable covenants at June 30, 2021. The Adjuvant Notes also include customary events of default as set forth in the Adjuvant Purchase Agreement, such that, in an event of default, the Adjuvant Purchasers will have the right to accelerate repayment of the aggregate loan balance then outstanding.

The Adjuvant Notes are accounted for in accordance with authoritative guidance for convertible debt instruments. The $25.0 million in proceeds is considered to be restricted cash for financial reporting purposes due to contractual stipulations that specify the types of expenses the money can be spent on and how it must be allocated. As of June 30, 2021, there is $14.9 million in proceeds remaining that is included in restricted cash on the accompanying consolidated balance sheet.

As of June 30, 2021, the Adjuvant Notes are recorded in the condensed consolidated balance sheet as long-term convertible notes payable with a total balance of $26.2 million. The balance is comprised of $24.8 million in principal and $1.4 million in accrued interest.

6.Balance Sheet Details

Prepaid and Other Current Assets
Prepaid and other current assets consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Selling and marketing related costs	$15,696	$15,414
Insurance	2,370	900
Clinical trial related costs	490	304
Subscriptions for IT platforms	258	—
Manufacturing related costs	198	382
Flex note receivable (1)	—	250
Other	776	800
Total	$19,788	$18,050
_______________________
(1) In July 2016, the Company entered into an Asset Purchase Agreement with The Flex Company (Flex), whereby Flex would acquire certain assets and assume certain liabilities associated with the Company’s Softcup line of business (Softcup). Total consideration for the Softcup sale was $1.9 million, with $0.6 million received in cash at closing and the remaining $1.3 million due and payable under a note in favor of the Company (the Flex Note) through January 1, 2021 (the Maturity Date). The Flex Note bears simple interest at a rate of 5.0% per annum on the remaining principal amount outstanding. An annual principal payment of approximately $0.3 million and the annual accrued and unpaid interest are payable each January 1, beginning in 2017 through the Flex Maturity Date. The note was paid off on January 4, 2021.

The Flex Note is secured by the Softcup assets and has been recorded at fair value. The Company’s incremental borrowing rate and the stated interest rate of the Flex Note are materially consistent.

Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	Useful Life	June 30, 2021	December 31, 2020
Research and production equipment	5 years	$623	$623
Computer equipment and software	3 years	497	444
Office furniture	5 years	881	629
Leasehold improvements	5 years or less	3,489	1,540
Construction in-process	—	2,081	2,249
		7,571	5,485
Less: accumulated depreciation		(1,621)	(1,151)
Total, net		$5,950	$4,334

Depreciation expense was approximately $0.3 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively. Depreciation expense was approximately $0.5 million and $0.1 million for the six months ended June 30, 2021 and 2020, respectively.

Other Noncurrent Assets

Other noncurrent assets consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Restricted cash included in noncurrent assets	$800	$800
Prepaid directors & officers' insurance	162	214
Other	59	34
Total	$1,021	$1,048

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Clinical trial related costs	$4,264	$1,417
Selling and marketing related costs	1,808	564
Legal and other professional fees	935	1,631
Manufacturing related costs	219	498
Other	269	366
Total	$7,495	$4,476

7.Fair Value of Financial Instruments

The fair values of the Company’s assets, including the money market funds, investments in marketable fixed income debt securities classified as cash and cash equivalents, restricted cash, Flex Note receivable, and the Baker Notes, measured on a recurring basis are summarized in the following tables, as applicable (in thousands):

	June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$60,815	$60,815	$—	$—
Total assets	$60,815	$60,815	$—	$—

Convertible notes payable (2)	$44,308	$—	$—	$44,308
Total liabilities	$44,308	$—	$—	$44,308

	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$53,485	$53,485	$—	$—
Fixed income debt securities classified as cash and cash equivalents	16,498	16,498	—	—
Flex note receivable	250	—	250	—
Total assets	$70,233	$69,983	$250	$—

Convertible notes payable (2)	$50,752	$—	$—	$50,752
Total liabilities	$50,752	$—	$—	$50,752

The Baker Warrants and the Baker Purchase Rights, as discussed in Note 5- Convertible Notes, were determined to be classified as liabilities. Therefore, they were stated at fair value at issuance and subject to mark-to-market at each reporting date until a subsequent event occurs that would change their classification. They were considered Level 3 instruments because the fair value measurement was based, in part, on significant inputs not observed in the market.

The following tables summarize the changes in Level 3 financial liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2021.

	Baker First Closing Notes	Baker Second Closing Notes	Total
Balance at March 31, 2021	$30,536	$20,358	$50,894
Change in fair value (3)	(3,951)	(2,635)	(6,586)
Balance at June 30, 2021	$26,585	$17,723	$44,308

	Baker First Closing Notes	Baker Second Closing Notes	Total
Balance at December 31, 2020 (2)	$30,451	$20,301	$50,752
Change in fair value (3)	(3,866)	(2,578)	(6,444)
Balance at June 30, 2021	$26,585	$17,723	$44,308
_____________________
(1) Included as a component of cash and cash equivalents and restricted cash on the accompanying condensed consolidated balance sheet.
(2) The convertible notes payable as of December 31, 2020 on the accompanying condensed consolidated balance sheet also includes approximately $1.7 million in accrued interest on the Baker Notes.
(3) The total change in fair value on the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2021 includes approximately $2.3 million in accrued interest settled in kind.

The following tables summarize the changes in Level 3 financial liabilities measured at fair value on a recurring basis for the six months ended June 30, 2020. There was no activity in the first quarter of 2020.

	Baker First Closing Notes	Baker Second Closing Notes	Baker First Closing Warrants	Baker Purchase Rights	Baker Second Closing Warrants	Total
Balance at December 31, 2019	$—	$—	$—	$—	$—	$—
Initial liability at issuance	37,405	20,715	14,007	27,636	5,098	104,861
Change in fair value	(11,030)	(3,132)	(7,408)	(11,823)	(682)	(34,075)
Reclassification from liability to equity			(6,599)	—	(4,416)	(11,015)
Exercise of Baker Purchase Rights for convertible notes			—	(10,715)	—	(10,715)
Exercise of Baker Purchase Rights for warrants			—	(5,098)	—	(5,098)
Balance at June 30, 2020	$26,375	$17,583	$—	$—	$—	$43,958

Baker Notes

The fair value of the Baker Notes issued as described in Note 5- Convertible Notes, and subsequent changes in fair value recorded at the June 30, 2021 reporting date, were determined using a Monte Carlo simulation-based model. Monte Carlo simulation was used to take into account several factors including the future value of the Company's common stock, a potential change of control event, the maturity term of the Baker Notes, the probability of an event of voluntary conversion of the Baker Notes, exercise of the put right, and exercise of the Company's call right.

Baker Warrants

The fair value of the Baker Warrants issued during the second quarter of 2020 as described in Note 5- Convertible Notes, and the respective changes in fair value of these warrants as a result of mark-to-market, were determined using the Black-Scholes option pricing model based on the following weighted-average assumptions for the period indicated.

Three and Six Months Ended June 30, 2020
Expected volatility	93.7%
Risk-free interest rate	0.4%
Expected dividend yield	—%
Expected term (years)	4.9

Baker Purchase Rights

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

8.Commitments and Contingencies

Operating Leases

Fleet Leases

In December 2019, the Company and Enterprise FM Trust (the Lessor) entered into a Master Equity Lease Agreement whereby the Company leases vehicles to be delivered by the Lessor from time to time with various monthly costs depending on the vehicles delivered for a term of 24 or 36 months, commencing on each corresponding delivery date. The leased vehicles are for use by eligible employees of the Company's commercial operations personnel. There was a total of 74 leased vehicles as of June 30, 2021. The Company maintains a letter of credit as collateral in favor of the Lessor, which was included in restricted cash in the condensed consolidated balance sheet. As of June 30, 2021 and December 31, 2020, this letter of credit was $0.3 million. The Company determined that the leased vehicles are accounted for as operating leases under ASC 842, Leases.

2020 Lease and the First Amendment

On October 3, 2019, the Company entered into an office lease for approximately 24,474 square feet (Existing Premises) pursuant to a non-cancelable lease agreement (the 2020 Lease). The 2020 Lease commenced on April 1, 2020 and will expire on September 30, 2025, unless terminated earlier in accordance with its terms. The Company has a right to extend the term of the lease for an additional five years and does not anticipate exercising such extension. The Company provided the landlord with a $750,000 security deposit in the form of a letter of credit for the Existing Premises. On April 14, 2020, the Company entered into the first amendment to the 2020 Lease for an additional 8,816 rentable square feet of the same office location (the Expansion Premises), which commenced on September 1, 2020 and will expire on September 30, 2025. The Company provided an additional $50,000 in a letter of credit for the Expansion Premises. As of June 30, 2021 and December 31, 2020, restricted cash maintained as collateral for the Company’s security deposit was $0.8 million.

2015 Lease

Effective January 30, 2015, the Company entered into a sublease for office space under a noncancelable lease agreement that expired in March 2020 (the 2015 Lease), which is the Company’s primary office space. The 2015 Lease expired on March 31, 2020.
Supplemental Financial Statement Information

		Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost (in thousands)	Classification	2021	2020	2021	2020
Operating lease expense	Research and development	$128	$105	$272	$155
Operating lease expense	Selling and marketing	251	76	497	131
Operating lease expense	General and administrative	205	171	408	246
Total		$584	$352	$1,177	$532

Lease Term and Discount Rate	June 30, 2021	December 31, 2020
Weighted Average Remaining Lease Term (in years)	4.00	4.43
Weighted Average Discount Rate	12%	12%

Maturity of Operating Lease Liabilities (in thousands)	June 30, 2021
Remainder of 2021	$1,307
Year ending December 31, 2022	2,497
Year ending December 31, 2023	2,166
Year ending December 31, 2024	2,192
Year ending December 31, 2025	1,502
Total lease payments	9,664
Less: imputed interest	(2,020)
Total	$7,644

	Six Months Ended June 30,
Other information (in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows in operating leases	$1,139	$225

Other Contractual Commitments
In November 2019, the Company entered into a supply and manufacturing agreement with a third-party to manufacture Phexxi and potentially other product candidates in accordance with all applicable current good manufacturing practice regulations, pursuant to which the Company has certain minimum purchase commitments based on the forecasted product sales.

Contingencies

From time to time the Company may be involved in various lawsuits, legal proceedings or claims that arise in the ordinary course of business. There were no claims or actions pending against the Company as of June 30, 2021 and December 31, 2020, which management believes would have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and an adverse result in any matter that may arise from time to time could harm the Company’s business.

Intellectual Property Rights

In 2014, the Company entered into an amended and restated license agreement (the Rush License Agreement) with Rush University Medical Center (Rush University) pursuant to which Rush University granted the Company an exclusive, worldwide license of certain patents and know-how related to its multipurpose vaginal pH modulator technology. Pursuant to the Rush License Agreement, the Company is obligated to pay to Rush University an earned royalty based upon a percentage of net sales in the range of mid-single digits. In September 2020, the Company entered the first amendment to the Rush License Agreement, pursuant to which the Company is also obligated to pay a minimum annual royalty amount of $100,000 to the extent the earned royalties do not equal or exceed $100,000 commencing January 1, 2021. Such royalty payments were $0.1 million for the three and six months ended June 30, 2021.

9.Related-party Transactions

Consulting Agreements

Effective April 1, 2019, the Company entered into a two-year consulting agreement with Thomas Lynch (the 2019 Consulting Agreement). The 2019 Consulting Agreement provided for (i) annual compensation of $0.4 million, including $0.1 million related to Mr. Lynch’s board services, (ii) an annual grant of 150,000 restricted stock units (RSUs), which vested quarterly over one year from the grant date and (iii) an annual bonus of up to 100% of Mr. Lynch’s annual consulting fees based upon the achievement of the Company’s corporate goals and objectives as determined by and subject to approval of the board of directors. The 2019 Consulting Agreement terminated on April 1, 2020 upon the passing of Mr. Lynch.

Consulting fees incurred under the 2019 Consulting Agreement were zero for both the three months ended June 30, 2021 and 2020, respectively, and zero and $0.1 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and December 31, 2020, excluding board fees, there was no accrued compensation owed to Mr. Lynch.

10.Stockholders' Equity (Deficit)

Warrants

In April and June 2020, pursuant to the Baker Bros. Purchase Agreement as discussed in Note 5- Convertible Notes, the Company issued warrants to purchase up to 5,122,950 shares of common stock in a private placement at an exercise price of $2.44 per share. In May 2021, pursuant to the May 2021 Public Offering as defined below, the Company issued warrants to purchase up to 57,500,000 shares of common stock at an exercise price of $1.00 per share, of which warrants to purchase 49,000 and 110,000 shares of common stock were exercised in June and July 2021, respectively.

As of June 30, 2021, warrants to purchase up to 67,877,107 shares of the Company’s common stock remain outstanding at a weighted average exercise price of $1.54 per share. These warrants are summarized below:

Type of Warrants	Underlying Common Stock to be Purchased	Exercise Price	Issue Date	Exercise Period
Common Warrants	878	$51.24	March 30, 2012	March 30, 2012 to March 30, 2022
Common Warrants	1,171	$51.24	August 17, 2012	August 17, 2012 to July 17, 2022
Common Warrants	7,806	$3.69	June 11, 2014	June 11, 2014 to June 11, 2024
Common Warrants	848,674	$7.50	May 24, 2018	May 24, 2018 to May 24 2025
Common Warrants	182	$7.50	June 26, 2018	June 26, 2018 to June 26, 2025
Common Warrants	1,666,667	$6.38	April 11, 2019	October 11, 2019 to April 11, 2026
Common Warrants	2,777,779	$6.38	June 10, 2019	December 10, 2019 to June 10, 2026
Common Warrants	3,073,770	$2.44	April 24, 2020	April 24, 2020 to April 24, 2025
Common Warrants	2,049,180	$2.44	June 9, 2020	June 9, 2020 to June 9, 2025
Common Warrants	57,451,000	$1.00	May 20, 2021	May 20, 2021 to May 22, 2023
Total	67,877,107

Common Stock

Effective January 17, 2018, the Company amended and restated its certificate of incorporation, under which the Company is currently authorized to issue up to 300,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of preferred stock, $0.0001 par value per share.

Public Offerings

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

On March 29, 2021, the Company completed an underwritten public offering (the March 2021 Public Offering), whereby the Company issued 17,142,857 shares of common stock at a price to the public of $1.75 per share (the March 2021 Public Offering Price). The Company received proceeds from the March 2021 Public Offering of approximately $28.0 million, net of underwriting discounts. In addition, the Company granted the underwriters a 30-day overallotment option to purchase up to an additional 2,571,428 shares of its common stock at the March 2021 Public Offering Price, less applicable underwriting discounts. On April 6, 2021, the underwriters exercised their overallotment option in full and the Company received proceeds of approximately $4.2 million, net of underwriting discounts. The common stock issued in the March 2021 Public Offering were registered pursuant to a shelf registration statement on Form S-3 filed with the SEC on March 4, 2021 and declared effective on March 11, 2021.

On May 20, 2021, the Company completed an underwritten public offering (the May 2021 Public Offering), whereby the Company issued 50,000,000 shares of common stock at a price to the public of $1.00 per share and accompanying common warrants to purchase 50,000,000 shares of common stock. The common warrants have an exercise price of $1.00 per share and can be exercised any time through May 22, 2023. The Company received proceeds from the May 2021 Public Offering of approximately $46.8 million, net of underwriting discounts and fees. In addition, the Company granted the underwriters a 30-day overallotment option to purchase up to an additional 7,500,000 shares of its common stock at $0.99 per share, less applicable underwriting discounts, and/or common warrants to purchase 7,500,000 shares of common stock, at $0.01 per warrant, less applicable underwriting discounts. On May 20, 2021, the underwriters exercised their overallotment option to purchase warrants in full and the Company received proceeds of approximately $0.1 million, net of underwriting discounts. On May 21, 2021, the underwriters exercised their overallotment option to purchase common stock and the Company issued an additional 2,547,794 shares of common stock and received proceeds of approximately $2.4 million, net of underwriting discounts. The common stock issued in the May 2021 Public Offering were registered pursuant to a shelf registration statement on Form S-3 filed with the SEC on March 4, 2021 and declared effective on March 11, 2021.

ATM Program

In November 2019, the Company entered into an Equity Distribution Agreement (the Equity Distribution Agreement) with Piper Sandler & Co. (Piper Sandler), which provided the Company the ability to offer and sell, from time to time, shares of its common stock in ATM offerings (as defined in Rule 415 of the Securities Act of 1933, as amended) having an aggregate offering price up to $50 million through Piper Sandler acting as sales agent. On June 2, 2020, in connection with the aforementioned 2020 Public Offering, the Equity Distribution Agreement was terminated. During the six months ended June 30, 2021, the Company received no proceeds from the ATM program. During the six months ended June 30, 2020, the Company received proceeds of approximately $3.8 million in cash and cash equivalents (including $0.3 million that was included in other receivables in the condensed consolidated balance sheet at December 31, 2019), net of commissions, from the sale of 676,656 shares of its common stock.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows in common equivalent shares as of June 30, 2021:

Common stock issuable upon the exercise of stock options outstanding	11,086,333
Common stock issuable upon the exercise of common stock warrants	67,877,107
Common stock available for future issuance under the 2019 ESPP	2,120,046
Common stock available for future issuance under the Amended and Restated 2014 Plan	1,386,769
Common stock available for future issuance under the Amended Inducement Plan	679,508
Total common stock reserved for future issuance	83,149,763

11.Stock-based Compensation

Equity Incentive Plans
The following table summarizes stock-based compensation expense related to stock options, restricted stock awards (RSAs) and RSUs granted to employees, non-employee directors and consultants, and Employee Stock Purchase Plan included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$419	$916	$962	$1,398
Selling and marketing	609	1,121	1,349	1,659
General and administrative	1,965	3,997	4,146	6,378
Total	$2,993	$6,034	$6,457	$9,435

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

Stock Options

There were 578,500 and 767,000 shares of stock options granted during the three months ended June 30, 2021 and 2020, respectively, and 3,056,525 and 2,242,485 shares of stock options granted during the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, unrecognized stock-based compensation expense for employee stock options was approximately $11.1 million, which the Company expects to recognize over a weighted-average remaining period of 2.6 years, assuming all unvested options become fully vested.
Summary of Assumptions
The fair value of noncash stock-based compensation for stock options granted to employees and non-employees was estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted-average assumptions for options granted for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expected volatility	104.1%	80.7%	101.1%	80.1%
Risk-free interest rate	1.0%	0.4%	0.7%	0.6%
Expected dividend yield	—%	—%	—%	—%
Expected term (years)	5.5	5.9	5.9	5.9
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

Restricted Stock Awards and Units

There were 5,000 and 20,000 shares of RSAs granted under the Amended and Restated 2014 Plan during the three months ended June 30, 2021 and 2020, respectively, and 1,777,500 and 1,265,000 shares of RSAs granted during the six months ended June 30, 2021, and 2020, respectively, to the Company's executive management team, certain non-executive employees and consultants. The vesting conditions for 1,767,500 shares of RSAs granted during the first quarter of 2021 and all of the RSAs granted during the first quarter of 2020 are connected to the Company’s achievement of certain performance milestones in the corresponding fiscal year.

For the Performance-based RSAs, (i) the fair value of the award is determined on the grant date, (ii) the Company assesses the probability of achieving each individual milestone associated with the award using reasonable assumptions based on the Company's operation performance towards each milestone, (iii) the fair value of the shares subject to the milestone is expensed over the implicit service period commencing once management believes the performance criteria is probable of being met and (iv) the Company reassesses the probability of achieving each individual milestone at each reporting date, and any change in estimate is accounted for through a cumulative adjustment in the period when the change in estimate occurs. The non-performance based RSAs and RSUs are valued at the fair value on the grant date and the associated expenses will be recognized over the vesting period.

For the three and six months ended June 30, 2021, the Company recognized $1.3 million and $2.9 million, respectively, in noncash stock-based compensation expense related to RSAs. For the three and six months ended June 30, 2020, the Company recognized $4.4 million and 6.4 million, respectively, in noncash stock-based compensation expense related to RSAs and RSUs. As of June 30, 2021, unrecognized noncash stock-based compensation expense related to the unvested RSAs was approximately $0.6 million, which the Company expects to recognize over a weighted-average remaining period of 0.6 years.

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

The 2019 ESPP enables eligible full-time and part-time employees to purchase shares of the Company’s common stock through payroll deductions of between 1% and 15% of eligible compensation during an offering period. A new offering period begins approximately every June 15 and December 15. At the last business day of each offering period, the accumulated contributions made during the offering period will be used to purchase shares. The purchase price is 85% of the lesser of the fair market value of the common stock on the first or the last business day of an offering period. The maximum number of shares of common stock that may be purchased by any participant during an offering period will be equal to $25,000 divided by the fair market value of the common stock on the first business day of an offering period. The current active offering period under the 2019 ESPP commenced on June 15, 2021 and will end on December 14, 2021. During the three and six months ended June 30, 2021 and 2020, there were 173,675 and 67,454 shares of common stock purchased under the 2019 ESPP, respectively.

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

	Three and Six Months Ended June 30,
	2021	2020
Expected volatility	106.9%	108.9%
Risk-free interest rate	0.1%	0.2%
Expected dividend yield	—%	—%
Expected term (years)	0.5	0.5

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

Our first commercial product, Phexxi® (lactic acid, citric acid, and potassium bitartrate) vaginal gel (Phexxi), was approved by the United States (U.S.) Food and Drug Administration (FDA) on May 22, 2020 and commercially launched in the United States in September 2020. Phexxi is the first and only FDA approved hormone-free, woman-controlled, on-demand prescription contraceptive gel for women. We are conducting a pivotal Phase 3 clinical trial to evaluate our lead product candidate EVO100 (L-lactic acid, citric acid, and potassium bitartrate) vaginal gel (EVO100) for the prevention of urogenital transmission of both Chlamydia trachomatis infection (chlamydia) and Neisseria gonorrhoeae infection (gonorrhea) in women. We refer to this trial as “EVOGUARD”.

Phexxi: Our Non-hormonal, On-Demand Birth Control

We commercially launched Phexxi in September 2020 with a sales force promoting Phexxi directly to obstetrician/gynecologists and their affiliated health professionals, who collectively write the majority of prescriptions for contraceptive products. Our sales force comprises approximately 70 regional sales representatives and business managers, supported by a self-guided virtual health care provider (HCP) learning platform. Additionally, we offer women direct access to Phexxi via our telehealth platform where women can directly meet with an HCP to determine their eligibility for a Phexxi prescription.

Our comprehensive commercial strategy for Phexxi includes marketing and product awareness campaigns targeting women in the United States of reproductive potential, including the approximately 23 million women who are not using hormonal contraception and the approximately 18.8 million women who are using a prescription contraceptive, some of whom, particularly pill users, may be ready to move to an FDA-approved, non-invasive hormone-free contraceptive, as well as certain identified target HCP segments; payer outreach; and execution of our consumer digital and media strategy.

According to our post-commercial launch market research, HCPs indicated they would recommend Phexxi to approximately 60% of patients who are currently using natural contraceptive methods, approximately 58% of patients who are currently using over-the-counter contraceptive products and approximately 26% of patients who are currently using prescription contraception or methods requiring an HCP to perform a procedure. Additional research into the demographics of more than 1,300 women who are using Phexxi reveals that 60% of Phexxi users are between the ages of 18 to 34 years of age. Among the subset of Phexxi users for whom prior contraceptive data is available (n=413), 39% of women who had recently started Phexxi switched over from either an oral contraceptive, hormone patch/ring, or long-acting reversible contraception.

In December 2020 two U.S. patents that cover Phexxi and its labeled indication were listed in the U.S. FDA publication Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. The Orange Book listing of these two patents covering Phexxi’s composition of matter and its method of use in prevention of pregnancy is an important step in the ongoing development of our patent portfolio, which currently covers Phexxi into 2033. The newly listed method of use patent, number 10,568,855 (the ‘855 patent), covers contraception using the L-lactic acid Phexxi formulation. The ‘855 patent was issued by the U.S. Patent and Trademark Office (USPTO) on February 25, 2020 and is expected to expire in March 2033. The newly listed patent number 6,706,276 (the ‘276 patent) is a composition of matter patent covering Phexxi. Evofem has an exclusive license to this patent, which is held by Rush University. The ‘276 patent was issued by the USPTO on March 16, 2004 and is expected to expire in March 2026 if the five-year patent term extension application that was timely filed by the patent owner is granted. The patents we licensed from Rush University expired in March 2021 outside the U.S. and are currently set to expire in March 2022 inside the U.S. pursuant to an Order Granting Interim Extension that extended the expiration of the U.S. patent. In 2020, Rush University submitted a patent term extension (PTE) application for the U.S. patent requesting a five-year PTE to 2026. We have not yet been granted the PTE, and there is no assurance that it will be granted for the full five-year term, if at all.

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

We are collaborating with the National Community Oncology Dispensing Association, Inc. (NCODA), an educational platform for community and academic oncology practices nationwide, to positively impact the quality of life for female patients living with, fighting and recovering from cancer by raising awareness about the importance and availability of Phexxi as a birth control option. Every year in the United States, more than 800,000 new cases of cancer are reported among women, and many cancer treatment protocols require female patients of reproductive potential to use birth control while undergoing treatment. Until the introduction of Phexxi, non-hormonal prescription contraception options were starkly limited; previously, women were generally steered toward condoms or the copper IUD, a prescription medical device that is implanted in the uterus where it releases copper ions and can cause inflammation.

We are working together with NCODA to develop and share resources and educational information for the medically-integrated oncology pharmacy team to help support female cancer patients in deciding which contraceptive option best meets each woman's unique, individual needs. In May 2021, the NCODA published a Positive Quality Intervention (PQI) in connection with Phexxi, and in July 2021 our CEO and Phexxi were featured on NCODA’s PQI Podcast. PQIs are part of the NCODA Quality Standards. These resources are designed to operationalize and standardize practices to achieve positive outcomes for patients. Additionally, our CEO delivered the keynote address at the NCODA 2021 National Spring Forum, and two posters on data sets presenting relevant aspects of the Phase 3 AMPOWER trial evaluating Phexxi were presented at the conference.

We continue working to increase the number of lives covered and to gain preferred formulary position for Phexxi. As of July 2021, we had obtained coverage for approximately 55% of U.S. commercial lives, including approximately 9 million lives covered at no out-of-pocket cost and approximately 13.7 million lives covered under our December 2020 contract award from the U.S. Department of Veterans Affairs. On January 1, 2021, the U.S. Medicaid population gained access to Phexxi through our participation in the Medicaid National Drug Rebate Program. Medicaid provides health coverage to approximately 68 million members, including approximately 16.8 million women 19-49 years of age.

Phexxi is classified in the databases and pricing compendia of Medi-Span and First Databank, two major drug information databases that payers consult for pricing and product information, as the first and only “Vaginal pH Modulator.”

We are working with the FDA’s Office of Women’s Health to update its Birth Control Guide to also include a new category for vaginal pH modulators as we believe the current guide is outdated and medically inaccurate. Phexxi’s unique mechanism of action is neither a spermicide nor a barrier contraceptive method and does not fit into any of the existing 18 contraceptive categories. Payers (including pharmacy benefit managers) use the Birth Control Guide to determine which methods they need to cover under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010.

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

Based on the positive and statistically significant top-line results of our Phase 2B/3 AMPREVENCE trial, we initiated our Phase 3 EVOGUARD clinical trial in October 2020. This randomized, placebo-controlled pivotal trial is designed to enroll 1,730 women with a prior chlamydia or gonorrhea infection and who are at risk for future infection. Participants are enrolled for a 16-week interventional phase followed by a one-month follow-up period. As of June 30, 2021, all 90 planned study sites have been activated and screening and enrollment is underway. We expect to complete enrollment in the fourth quarter of 2021 and to report top-line EVOGUARD results in mid-2022. Assuming positive results from the trial, we expect to submit a supplemental New Drug Application for EVO100 by the end of 2022.

The FDA has granted Fast Track designations to EVO100 for the prevention of chlamydia and gonorrhea in women. The FDA has designated EVO100 a Qualified Infectious Disease Product (QIDP) for the prevention of gonorrhea in women, which provides several important potential advantages, including longer market exclusivity.

Financial Operations Overview

Net Product Sales

Our revenue recognition is based on unit shipments from our third-party logistics warehouse to our wholesalers. We have recognized net product sales in the United States since the commercial launch of Phexxi in September 2020; the quarter ended June 30, 2021 was our third full quarter of product sales.

For the quarter ended June 30, 2021, shipments to wholesale distributors and pharmacies grew significantly compared to the quarter ended March 31, 2021, driving an approximate 30% increase in gross revenues. Gross revenues, as discussed in Note 3- Revenue, were adjusted for variable consideration, including our patient support programs. The resulting increase in net revenues reflects the higher gross revenues as well as more favorable gross-to-net adjustments in the current period, driven by initiatives implemented in the second quarter of 2021 as part of our overall strategy to ensure access to Phexxi and to build Phexxi usage and loyalty.

We intend to out-license commercialization rights for Phexxi to one or more pharmaceutical companies or other qualified potential partners for countries or regions outside of the United States. We are currently in discussion with potential partners for various geographies. We cannot forecast when or if these arrangements will be secured, the structure or potential amount of revenues from these arrangements, whether upfront, milestone-related or related to future Phexxi sales (assuming approval of Phexxi for commercial sale outside of the United States) or to what degree these arrangements would affect our development plans, future revenues and overall capital requirements.

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

In addition, we are obligated to pay quarterly royalty payments pursuant to our license agreement with Rush University Medical Center, in amounts equal to a single-digit percentage of the gross amounts we receive on a quarterly basis less certain deductions incurred in the quarter based on a sliding scale. We are also obligated to pay a minimum annual royalty amount of $100,000 to the extent these earned royalties do not equal or exceed $100,000 in a given year. A minimum annual royalty amount of $100,000 was first required for the annual period commencing on January 1, 2021. This royalty payment was approximately $0.1 million for the three and six months ended June 30, 2021, and was included in the costs of goods sold in the condensed consolidated financial statements.

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

We expense internal and third-party research and development expenses as incurred. The following table summarizes research and development expenses by product candidate (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Allocated third-party development expenses:
EVO100 for prevention of chlamydia/gonorrhea- Phase 3 (EVOGUARD)	$5,926	$143	$10,188	$143
Phexxi for the prevention of pregnancy (AMPOWER)	—	11	—	(16)
EVO100 for prevention of chlamydia/gonorrhea- Phase 2B/3 (AMPREVENCE)	—	(349)	—	(27)
Total allocated third-party development expenses	5,926	(195)	10,188	100
Unallocated internal research and development expenses:
Noncash stock-based compensation expenses	419	916	962	1,398
Payroll related expenses	1,306	713	2,940	2,101
Outside services costs	492	898	1,016	2,638
Other	364	308	663	650
Total unallocated internal research and development expenses	2,581	2,835	5,581	6,787
Total research and development expenses	$8,507	$2,640	$15,769	$6,887

Completion dates and costs for our clinical development programs may vary significantly for EVO100 and any future product candidate we may seek to develop and are difficult to predict. We anticipate that we will determine which programs and product candidates to pursue as well as the most appropriate funding allocations for each program and product candidate on an ongoing basis in response to the results of ongoing and future clinical trials, regulatory developments, and our ongoing assessments of the commercial potential of each current or future product candidate. We expect research and development expenses to increase significantly in 2021 compared to 2020 primarily due to EVOGUARD, which was initiated in October 2020. Depending on the Phexxi revenue trajectory, we may need to raise significant additional capital in the future to complete clinical development for EVO100 and any future product candidates.

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

Selling and marketing expenses

Our selling and marketing expenses consist primarily of Phexxi commercialization costs, including direct-to-consumer (DTC) and HCP advertising, the Phexxi telehealth platform, our recently initiated samples program, training, salaries, benefits, travel, noncash stock-based compensation expense, and other related costs for our employees and consultants.

We expect our selling and marketing expenses to increase significantly in 2021 compared to 2020 due to the cost of our sales force, which was established in the third quarter of 2020, and as we continue Phexxi promotional strategies and initiatives.

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

Other Income (Expense)

Other income (expense) consists primarily of interest expense and the change in fair value of financial instruments issued in various capital raise transactions. The change in fair value of financial instruments was recognized as a result of mark-to-market adjustments for those financial instruments.

Results of Operations

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020 (in thousands):

Net Product Sales

	Three Months Ended June 30,		2021 vs. 2020
	2021	2020	$ Change	% Change
Product sales, net	$1,857	$—	$1,857	100%

Phexxi was commercially launched in September 2020. Net product sales were $1.9 million for the three months ended June 30, 2021.

Cost of Goods Sold

	Three Months Ended June 30,		2021 vs. 2020
	2021	2020	$ Change	% Change
Cost of goods sold	$839	$—	$839	100%

Cost of goods sold was $0.8 million for the three months ended June 30, 2021.

Research and development expenses

	Three Months Ended June 30,		2021 vs. 2020
	2021	2020	$ Change	% Change
Research and development	$8,507	$2,640	$5,867	222%

The increase in research and development expenses was primarily due to a $6.0 million increase in clinical trial costs associated with EVOGUARD, and a $0.6 million increase in payroll related expenses due to increased headcount to support clinical and regulatory activities. These aggregated increases were partially offset by a $0.5 million decrease in noncash stock-based compensation, and a $0.3 million decrease in outside services associated with manufacturing and regulatory related activities.

Selling and marketing expenses

	Three Months Ended June 30,		2021 vs. 2020
	2021	2020	$ Change	% Change
Selling and marketing	$27,237	$9,997	$17,240	172%

The increase in selling and marketing expenses was primarily due to a $13.9 million increase in media and marketing costs related to the commercialization of Phexxi, which was launched in September 2020, a $3.2 million increase in payroll related expenses due to increased headcount, $1.2 million in the launch of the Phexxi samples program, and a $0.7 million increase in facilities costs. These aggregated increases were partially offset by a $1.4 million decrease in costs for outside services associated with marketing, market access and medical affairs activities, and a $0.5 million decrease in noncash stock-based compensation.

General and administrative expenses

	Three Months Ended June 30,		2021 vs. 2020
	2021	2020	$ Change	% Change
General and administrative	$6,416	$9,735	$(3,319)	(34)%

The decrease in general and administrative expenses was primarily due to a $2.0 million decrease in noncash stock-based compensation, a $1.1 million decrease in financial outside services, and a $0.5 million decrease in legal fees. These aggregated decreases were partially offset by a $0.3 million increase in facilities costs.

Total other income (expense), net

	Three Months Ended June 30,		2021 vs. 2020
	2021	2020	$ Change	% Change
Total other income (expense), net	$7,728	$(30,294)	$38,022	(126)%

Total other income, net, for the three months ended June 30, 2021, primarily included $1.2 million in interest expense related to the convertible senior secured promissory notes issued to Baker Bros. Advisors LP (the Baker Notes) and the unsecured convertible promissory notes issued to each of Adjuvant Global Health Technology Fund, L.P. and Adjuvant Global Health Technology Fund DE, L.P. (the Adjuvant Notes) as described in Note 5- Convertible Notes and a $8.9 million gain from the change in fair value of the Baker Notes as a result of mark-to-market adjustments during the current quarter.

Total other expense, net, for the three months ended June 30, 2020, mainly included a $64.0 million loss on issuance of convertible notes, warrants and purchase rights issued in connection with the Baker Notes. This loss was partially offset by a $34.1 million gain from the change in fair value of these financial instruments as a result of mark-to-market adjustments.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020 (in thousands):

Net Product Sales

	Six Months Ended June 30,		2021 vs. 2020
	2021	2020	$ Change	% Change
Product sales, net	$2,962	$—	$2,962	100%

Phexxi was commercially launched in September 2020. Net product sales were $3.0 million for the six months ended June 30, 2021.

Cost of Goods Sold

	Six Months Ended June 30,		2021 vs. 2020
	2021	2020	$ Change	% Change
Cost of goods sold	$1,345	$—	$1,345	100%

Cost of goods sold was $1.3 million for the six months ended June 30, 2021.

Research and development expenses

	Six Months Ended June 30,		2021 vs. 2020
	2021	2020	$ Change	% Change
Research and development	$15,769	$6,887	$8,882	129%

The increase in research and development expenses was primarily due to a $9.9 million increase in clinical trial costs associated with EVOGUARD, and a $0.8 million increase in payroll related expenses due to increased headcount to support clinical and regulatory activities. These aggregated increases were partially offset by a $1.5 million decrease in outside services associated with manufacturing and regulatory related activities, and a $0.4 million decrease in noncash stock-based compensation.

Selling and marketing expenses

	Six Months Ended June 30,		2021 vs. 2020
	2021	2020	$ Change	% Change
Selling and marketing	$57,762	$17,852	$39,910	224%

The increase in selling and marketing expenses was primarily due to a $31.6 million increase in media and marketing costs related to the commercialization of Phexxi, which was launched in September 2020, a $8.0 million increase in payroll related expenses due to increased headcount, a $1.4 million increase in facilities costs, and $1.2 million in the Phexxi samples program. These aggregated increases were partially offset by a $2.2 million decrease in costs for outside services associated with marketing, market access and medical affairs activities, and a $0.3 million decrease in noncash stock-based compensation.

General and administrative expenses

	Six Months Ended June 30,		2021 vs. 2020
	2021	2020	$ Change	% Change
General and administrative	$14,100	$16,877	$(2,777)	(16)%

The decrease in general and administrative expenses was primarily due to a $2.2 million decrease in noncash stock-based compensation, a $1.3 million decrease in financial and recruiting related outside services, and a $0.1 million decrease in legal fees. These aggregated decreases were partially offset by a $0.7 million increase in facilities costs, and a $0.2 million increase in payroll related expenses due to increased headcount.

Total other income (expense), net

	Six Months Ended June 30,		2021 vs. 2020
	2021	2020	$ Change	% Change
Total other income (expense), net	$6,448	$(30,196)	$36,644	(121)%

Total other income, net, for the six months ended June 30, 2021, primarily included $2.3 million in interest expense related to the convertible senior secured promissory notes issued to Baker Bros. Advisors LP (the Baker Notes) and the unsecured convertible promissory notes issued to each of Adjuvant Global Health Technology Fund, L.P. and Adjuvant Global Health Technology Fund DE, L.P. (the Adjuvant Notes) as described in Note 5- Convertible Notes and a $8.8 million gain from the change in fair value of the Baker Notes as a result of mark-to-market adjustments in the first half of 2021.

Total other expense, net, for the six months ended June 30, 2020, mainly included a $64.0 million loss on issuance of convertible notes, warrants and purchase rights issued in connection with the Baker Notes. This loss was partially offset by a $34.1 million gain from the change in fair value of these financial instruments as a result of mark-to-market adjustments.

Liquidity and Capital Resources

Overview

As of June 30, 2021, we had working capital of $27.3 million and an accumulated deficit of $735.1 million. We have financed our operations to date primarily through the issuance of common stock and warrants, cash received from private placement transactions, the issuance of convertible notes and, to a lesser extent, product sales. As of June 30, 2021, we had approximately $47.0 million in cash and cash equivalents, and $14.9 million in restricted cash from the Adjuvant notes that is available for use. Our cash and cash equivalents include amounts held in checking accounts, money market funds, and investments in fixed income debt securities with original maturities of less than three months. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve liquidity and capital preservation.

We have incurred losses and negative cash flows from operating activities since inception. During the six months ended June 30, 2021, we received net proceeds of approximately $28.0 million upon the sale and issuance of common stock from an underwritten public offering in March 2021 (the March 2021 Public Offering). In April 2021, the underwriters exercised their overallotment option in full and we received additional proceeds of approximately $4.2 million, net of underwriting discounts. We received proceeds of approximately $46.8 million, net of underwriting discounts and fees, upon the sale and issuance of common stock and warrants from an underwritten public offering in May 2021 (the May 2021 Public Offering). In May 2021, the underwriters also exercised their overallotment option to purchase common stock and common warrants and we received additional proceeds of approximately $2.4 million and $0.1 million, respectively, both net of underlying discounts.

We anticipate that we will continue to incur net losses for the foreseeable future. We expect research and development expenses to increase significantly in 2021 compared to 2020 due to our Phase 3 EVOGUARD study which was initiated in October 2020. We expect selling and marketing expenses to increase significantly in 2021 compared to 2020 due to the deployment of our commercial sales force that was established in the third quarter of 2020, and as we execute associated promotional strategies and initiatives, including our DTC programs. Lastly, we expect general and administrative expenses to decrease slightly in 2021 compared to 2020 due to lower recruiting fees and financing advisory fees. According to management estimates, our liquidity resources as of June 30, 2021 are not sufficient to maintain our planned level of operations for the next 12 months. In addition, the uncertainties associated with our ability to obtain additional equity financing on terms that are favorable to us or at all, enter into collaborative agreements with strategic partners, and succeed in our future operations raise substantial doubt about our ability to continue as a going concern.

The opinion of our independent registered public accounting firm on our audited financial statements as of and for the years ended December 31, 2020 and 2019 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. Our unaudited condensed consolidated financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 included in this Quarterly Report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue our operations.

The COVID-19 pandemic caused us to delay the commercial launch of Phexxi until September 2020 and has impacted the terms on which we have been able to raise funds. Our ability to raise additional funds, and the terms on which those funds may be raised, will be dependent, in part, on how successful the commercialization of Phexxi,, whether we are able to gain revenue traction prior to raising such additional funds and the success of our research and development efforts. If the COVID-19 pandemic continues to disrupt and negatively impact the commercialization of Phexxi or our research and development efforts, our ability to raise additional funds may be negatively impacted, or we may not be able to obtain funding on terms favorable to us or at all. If we are not able to obtain required additional funding, through equity financings or other means, or if we are unable to obtain funding on terms favorable to us, the shortfall in funds raised, or such unfavorable terms, will likely have a material adverse effect on our operations and strategic plan for future growth. If we cannot successfully raise the funding necessary to implement our current strategic plan, we may be forced to make reductions in spending, suspend or terminate development programs, extend payment terms with suppliers, liquidate assets where possible, suspend or curtail planned programs, and/or cease operations. Any of these developments would materially and adversely affect our financial condition and business prospects and could even cause us to be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and, in doing so, we may receive less than the value at which those assets are carried on our financial statements. Any of these developments would materially and adversely affect the price of our stock and the value of your investment.

2021 Equity Financings

As described in Note 10- Stockholders' Equity (Deficit), we received proceeds of approximately $28.0 million, net of underwriting discounts, in March 2021 upon the issuance of 17,142,857 shares of our common stock from the March 2021 Public Offering, and approximately $4.2 million, net of underwriting discounts, from the issuance of 2,571,428 shares of common stock upon exercise of the underwriters’ overallotment option in April 2021.

As described in Note 10- Stockholders' Equity (Deficit), we received proceeds of approximately $46.8 million, net of underwriting discounts and fees, in May 2021 upon the issuance of 50,000,000 shares of common stock and common warrants to purchase 50,000,000 shares of common stock, from the May 2021 Public Offering. We received approximately $2.4 million and $0.1 million, both net of underwriting discounts, from the issuance of 2,547,794 shares of common stock and 7,500,000 common warrants, respectively, upon exercise of the underwriter’s overallotment option in May 2021.

2020 Debt and Equity Financing

As described in Note 5- Convertible Notes, we received aggregate gross proceeds of $25.0 million upon the first and second closings of convertible senior secured promissory notes pursuant to the Securities Purchase and Security Agreement with certain affiliates of Baker Bros. Advisors LP as purchasers during the second quarter of 2020. We also received gross proceeds of $25.0 million from the closing of convertible unsecured promissory notes pursuant to the Adjuvant Purchase Agreement during the fourth quarter of 2020.

As described in Note 10- Stockholders' Equity (Deficit), we received net aggregate proceeds of $103.7 million in June 2020 upon the issuance and sale of 31,700,000 shares of our common stock from our 2020 Public Offering and net aggregate proceeds of $3.8 million during the first half of 2020 upon the issuance and sale of 676,656 shares of our common stock pursuant to the “at the market” (ATM) program. The ATM program was terminated in June 2020.

Summary Statement of Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Six Months Ended June 30,		2021 vs. 2020
	2021	2020	$ Change	% Change
Net cash, cash equivalents and restricted cash used in operating activities	$(88,035)	$(29,928)	$(58,107)	194%
Net cash, cash equivalents and restricted cash (used in) provided by investing activities	(2,039)	7,947	(9,986)	(126)%
Net cash, cash equivalents and restricted cash provided by financing activities	80,811	129,912	(49,101)	(38)%
Net (decrease) increase in cash, cash equivalents and restricted cash	$(9,263)	$107,931	$(117,194)	(109)%

Cash Flows from Operating Activities. During the six months ended June 30, 2021, the primary use of cash, cash equivalents and restricted cash was to fund commercialization of our lead product, Phexxi, and to support selling and marketing, and general and administrative operations. During the six months ended June 30, 2020, the primary use of cash, cash equivalents and restricted cash has been to fund development and pre-commercialization of our lead product, Phexxi, and to support selling and marketing, and general and administrative operations.

Cash Flows from Investing Activities. During the six months ended June 30, 2021, the change in net cash, cash equivalents and restricted cash used in investing activities was primarily due to $2.3 million in purchases of property and equipment, offset by a $0.3 million cash inflow from the sale of Softcup line of business. During the six months ended June 30, 2020, the change in net cash, cash equivalents and restricted cash provided by investing activities was primarily due to an $8.2 million cash inflow from maturities of short-term investments, offset by $0.5 million in purchases of property and equipment.

Cash Flows from Financing Activities. During the six months ended June 30, 2021, the primary source of cash, cash equivalents and restricted cash was provided from the issuance of 72,262,079 shares of common stock and 7,500,000 shares of common warrants for proceeds of approximately $81.5 million, net of underwriting discounts, the issuance of 173,675 shares of our common stock under the 2019 ESPP with proceeds of approximately $0.2 million, offset by $0.3 million in payments of tax withholdings related to vesting of restricted stock awards and $0.7 million in payments for financing issuance costs.

During the six months ended June 30, 2020, the primary source of cash, cash equivalents and restricted cash was the sale of 31,700,000 shares of common stock for proceeds, net of underwriting commissions, of approximately $103.7 million, gross proceeds of $25.0 million from issuance of convertible notes and warrants, the sale of 676,656 shares of common stock under the ATM program for proceeds of approximately $3.8 million in cash and cash equivalents (including $0.3 million that was included in other receivables in the condensed consolidated balance sheet at December 31, 2019), net of commissions, the issuance of 89,106 shares of our common stock under the 2019 ESPP and exercise of stock options with proceeds of approximately $0.3 million, offset by $2.8 million in payments of tax withholdings related to vesting of restricted stock awards and $0.3 million payments for financing and debt issuance costs.

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

Off-Balance Sheet Arrangements

As of June 30, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements, as that term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Other Matters

Recently Issued Accounting Pronouncements

For information with respect to recent accounting pronouncements, see Note 2- Summary of Significant Accounting Policies to our condensed consolidated financial statements appearing in Part I, Item 1 of this report.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the applicable periods. Management bases its estimates, assumptions and judgments, on historical experience and on various other factors it believes to be reasonable under the circumstances. Different estimates, assumptions and judgments may change the estimate used in the preparation of our condensed consolidated financial statements, which, in turn, could materially change our results from those reported. Management evaluates its estimates, assumptions and judgments on an ongoing basis. However, if our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may also have a material adverse effect on our consolidated statements of operations, liquidity and financial condition. We believe the following critical accounting policies involve significant areas where management applies estimates, assumptions and judgments in the preparation of our condensed consolidated financial statements. See Note 2- Summary of Significant Accounting Policies to our 2020 Audited Financial Statements for our additional accounting policies.

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

In accordance with ASC 606, the Company recognizes revenue when its performance obligation is satisfied by transferring control of the product to a customer. Per the Company’s contracts with customers, control of the product is transferred upon the conveyance of title, which occurs when the product is sold to and received by a customer. The Company’s customers consist of wholesale distributors, retail pharmacies, and a mail-order specialty pharmacy. Payment terms typically range from 45 to 66 days, include prompt pay discounts, and vary by customer. Trade accounts receivable due to the Company from contracts with its customers are stated separately in the balance sheet, net of various allowances.

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

Phexxi is sold to customers at the wholesale acquisition cost (WAC), or in some cases at a discount to WAC. However, the Company records product revenue, net of estimates for applicable variable consideration.

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

During a clinical trial, we adjust the clinical expense recognition if actual results differ from estimates. We make estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical trial accruals are partially dependent upon accurate reporting by CROs and other third-party vendors. Although we do not expect estimates to differ materially from actual amounts, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any reporting period. For the three and six months ended June 30, 2021 and 2020, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
May 1- May 31	338,356	$0.86	—	—
(1) These shares were surrendered to the Company to satisfy tax withholdings obligations in connection with the vesting of restricted stock awards.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Exhibit Title	Filed Herewith	Incorporated by Reference
			Form	File No.	Date Filed
4.1	Form of Warrant to Purchase Common Stock.		8-K	001-36754	5/19/2021
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS†	XBRL Instance Document	X
101.SCH†	XBRL Taxonomy Extension Schema Document	X
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF†	XBRL Definition Linkbase Document	X
101.LAB†	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

†
The financial information of Evofem Biosciences, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed on August 11, 2021 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Operations, (iv) the Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVOFEM BIOSCIENCES, INC.

Date: August 11, 2021	By:	/s/ Justin J. File
Justin J. File
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)