Form 10-Q
period 2021-09-30
Evofem Biosciences, Inc.
filed 2021-11-15
CIK 1618835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________

FORM 10-Q
  ____________________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding as of October 31, 2021 was 163,144,964.

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
•our estimates regarding the effectiveness of our marketing campaigns;
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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands, except par value and share data)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$14,856	$48,892
Restricted cash	9,384	22,559
Trade accounts receivable, net	4,031	1,067
Inventories	9,947	7,162
Prepaid and other current assets	16,685	18,050
Total current assets	54,903	97,730
Property and equipment, net	5,769	4,334
Operating lease right-of-use assets	5,764	6,856
Other noncurrent assets	991	1,048
Total assets	$67,427	$109,968
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$6,788	$10,641
Convertible notes payable (Note 5)	68,724	52,409
Accrued expenses	9,022	4,476
Accrued compensation	5,253	6,514
Operating lease liabilities – current	2,418	2,290
Other current liabilities	2,482	953
Total current liabilities	94,687	77,283
Operating lease liabilities – noncurrent	4,774	6,030
Long-term convertible notes payable (Note 5)	26,696	25,211
Other noncurrent liabilities	97	97
Total liabilities	126,254	108,621
Commitments and contingencies (Note 8)
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 300,000,000 shares authorized; 155,208,456 and 81,351,533 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively;	16	8
Additional paid-in capital	745,194	656,827
Accumulated other comprehensive income	5,089	—
Accumulated deficit	(809,126)	(655,488)
Total stockholders’ equity (deficit)	(58,827)	1,347
Total liabilities and stockholders’ equity (deficit)	$67,427	$109,968

See accompanying notes to the condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Product sales, net	$1,712	$278	$4,674	$278

Operating expenses:
Cost of goods sold	955	317	2,300	317
Research and development	8,701	4,217	24,470	11,104
Selling and marketing	30,468	14,700	88,230	32,553
General and administrative	4,957	7,200	19,057	24,077
Total operating expenses	45,081	26,434	134,057	68,051
Loss from operations	(43,369)	(26,156)	(129,383)	(67,773)
Other income (expense):
Interest income	3	21	14	152
Other expense	(1,190)	(657)	(3,521)	(1,010)
Loss on issuance of financial instruments	—	—	—	(64,049)
Change in fair value of financial instruments	(29,505)	(3,105)	(20,737)	30,971
Total other expense, net	(30,692)	(3,741)	(24,244)	(33,936)
Loss before income tax	(74,061)	(29,897)	(153,627)	(101,709)
Income tax expense	—	(2)	(11)	(2)
Net loss	$(74,061)	$(29,899)	$(153,638)	$(101,711)
Net loss per share, basic and diluted	$(0.48)	$(0.37)	$(1.27)	$(1.63)
Weighted-average shares used to compute net loss per share, basic and diluted	154,265,434	81,206,101	120,691,057	62,434,949
See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (Unaudited) (In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(74,061)	$(29,899)	$(153,638)	$(101,711)
Other comprehensive income:
Change in fair value of financial instruments attributed to credit risk change	5,089	—	5,089	—
Comprehensive loss	$(68,972)	$(29,899)	$(148,549)	$(101,711)
See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited) (In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated other comprehensive income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2020	81,351,533	$8	$656,827	$—	$(655,488)	$1,347
Issuance of common stock in connection with the March 2021 Public Offering (see Note 10)	17,142,857	2	27,707	—	—	27,709
Restricted stock awards issued	1,772,500	—	—	—	—	—
Shares withheld to cover taxes related to vesting of restricted stock awards	(2,644)	—	(7)	—	—	(7)
Stock-based compensation	—	—	3,464	—	—	3,464
Net loss	—	—	—	—	(46,151)	(46,151)
Balance at March 31, 2021	100,264,246	$10	$687,991	$—	$(701,639)	$(13,638)
Issuance of common stock in connection with the March 2021 and May 2021 Public Offerings (see Note 10)	55,119,222	6	53,084	—	—	53,090
Issuance of common stock upon cash exercise of warrants	49,000	—	49	—		49
Issuance of common stock - ESPP	173,675	—	196	—	—	196
Restricted stock awards issued	5,000	—	—	—	—	—
Restricted stock awards cancelled	(124,500)	—	—	—	—	—
Shares withheld to cover taxes related to vesting of restricted stock awards	(350,356)	—	(300)	—	—	(300)
Stock-based compensation	—	—	2,993	—	—	2,993
Net loss	—	—	—	—	(33,426)	(33,426)
Balance at June 30, 2021	155,136,287	$16	$744,013	$—	$(735,065)	$8,964
Change in fair value of financial instruments attributed to credit risk change	—	—	—	5,089	—	5,089
Issuance of common stock upon cash exercise of warrants	110,000	—	110	—	—	110
Restricted stock awards cancelled	(17,833)	—	—	—	—	—
Shares withheld to cover taxes related to vesting of restricted stock awards	(19,998)	—	(20)	—	—	(20)
Stock-based compensation	—	—	1,091	—	—	1,091
Net loss	—	—	—	—	(74,061)	(74,061)
Balance at September 30, 2021	155,208,456	$16	$745,194	$5,089	$(809,126)	$(58,827)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	48,137,880	$5	$528,810	$(513,179)	$15,636
Issuance of common stock in connection with ATM (see Note 10)	202,098	—	1,082	—	1,082
Issuance of common stock - exercise of stock options	19,708	—	73	—	73
Restricted stock awards issued/restricted stock units released	1,286,499	—	—	—	—
Shares withheld to cover taxes related to vesting of restricted stock awards	(4,088)	—	(25)	—	(25)
Stock-based compensation	—	—	3,401	—	3,401
Net loss	—	—	—	(19,146)	(19,146)
Balance at March 31, 2020	49,642,097	$5	$533,341	$(532,325)	$1,021
Issuance of common stock in connection with the 2020 Public Offering (see Note 10)	31,700,000	3	103,263	—	103,266
Issuance of common stock in connection with ATM	474,558	—	2,280	—	2,280
Issuance of common stock - ESPP and exercise of stock options	69,398	—	177	—	177
Restricted stock awards issued/restricted stock units released	60,168	—	—	—	—
Shares withheld to cover taxes related to vesting of restricted stock awards	(645,754)	—	(2,777)	—	(2,777)
Issuance of common stock upon cash exercise of warrants and issuance of Reload Warrants	200	—	2	—	2
Short-swing profit disgorgement	—	—	187	—	187
Reclassification from financial instruments liability to equity	—	—	11,015	—	11,015
Stock-based compensation	—	—	6,034	—	6,034
Net loss	—	—	—	(52,666)	(52,666)
Balance at June 30, 2020	81,300,667	$8	$653,522	$(584,991)	$68,539
Shares withheld to cover taxes related to vesting of restricted stock awards	(20,381)	—	(67)	—	(67)
Stock-based compensation	—	—	1,637	—	1,637
Net loss	—	—	—	(29,899)	(29,899)
Balance at September 30, 2020	81,280,286	$8	$655,092	$(614,890)	$40,210

See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(153,638)	$(101,711)
Adjustments to reconcile net loss to net cash, cash equivalents and restricted cash used in operating activities:
Loss on issuance of financial instruments	—	64,049
Change in fair value of financial instruments	20,737	(30,971)
Stock-based compensation	7,548	11,072
Depreciation	738	181
Noncash lease expenses	1,035	542
Noncash interest expenses	2,152	992
Changes in operating assets and liabilities:
Accounts receivable	(2,964)	(1,243)
Inventories	(1,908)	(2,912)
Prepaid and other assets	486	(9,070)
Accounts payable	(3,252)	(505)
Accrued expenses and other liabilities	5,996	2,900
Accrued compensation	(1,261)	1,283
Operating lease liabilities	(1,071)	(357)
Net cash, cash equivalents and restricted cash used in operating activities	(125,402)	(65,750)
Cash flows from investing activities:
Proceeds from sale of Softcup line of business	250	250
Maturities of short-term investments	—	8,233
Purchases of property and equipment	(2,886)	(833)
Net cash, cash equivalents and restricted cash (used in) provided by investing activities	(2,636)	7,650
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of discounts, fees and commissions - Public Offerings	81,534	103,738
Proceeds from issuance of common stock - exercise of warrants	159	2
Proceeds from issuance of common stock, net of commissions - ATM transactions	—	3,781
Proceeds from issuance of common stock - ESPP and exercise of stock options	196	337
Borrowings under convertible notes	—	25,000
Short-swing profit disgorgement	—	187
Cash paid for financing costs	(735)	(867)
Payments of tax withholdings related to vesting of restricted stock awards	(327)	(2,869)
Net cash, cash equivalents and restricted cash provided by financing activities	80,827	129,309
Net change in cash, cash equivalents and restricted cash	(47,211)	71,209
Cash, cash equivalents and restricted cash, beginning of period	72,251	16,625
Cash, cash equivalents and restricted cash, end of period	$25,040	$87,834
Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$7,618
Purchases of property and equipment included in accounts payable and accrued expenses	$714	$73
Reclassification of financial instruments liability to equity	$—	$11,015

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

Basis of Presentation and Principles of Consolidation

The Company prepared the unaudited interim condensed consolidated financial statements included in this Quarterly Report in accordance with accounting principles generally accepted (GAAP) in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC) related to quarterly reports on Form 10-Q.

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

The unaudited interim condensed consolidated financial statements included in this report have been prepared on the same basis as the Company’s audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, cash flows, and statements of convertible preferred stock and stockholders’ deficit for the periods presented. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results expected for the full year. The condensed consolidated balance sheet as of December 31, 2020 was derived from the 2020 Audited Financial Statements.

Risks, Uncertainties and Going Concern

The Company is susceptible to risks and uncertainties associated with the COVID-19 pandemic, which is affecting its employees, customers, communities and business operations, as well as the U.S. and global economies and financial markets.

Any disruptions in the commercialization of Phexxi and/or the completion of the Company's clinical trials, data analysis or readouts and/or any disruption in its supply chain could have a material adverse effect on its business, results of operations and financial condition. The full extent to which the COVID-19 pandemic will directly or indirectly impact its business, results of operations and financial condition will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, the success of ongoing COVID-19 vaccination efforts, the emergence, prevalence and strength of variant strains, and the actions taken to contain or treat the disease, as well as the economic impact on local, regional, national and international markets. The COVID-19 pandemic has led to a slower than forecasted uptake of Phexxi due to reduced access to medical offices and HCPs, and has also affected the Company’s ability to timely screen and enroll participants in its pivotal Phase 3 clinical trial of EVO100 (EVOGUARD).

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

The Company’s principal operations have been related to research and development, including the development of Phexxi, and to its commercially related sales and marketing efforts. Additional activities have included raising capital, recruiting personnel and establishing and maintaining a corporate infrastructure to support a commercial product. The Company has incurred operating losses and negative cash flows from operating activities since inception. As described in Note 5- Convertible Notes and Note 10- Stockholders' Equity (Deficit), the Company received net proceeds of approximately $81.5 million upon the sale and issuance of common stock and warrants to purchase common stock from two underwritten public offerings that occurred in the first half of 2021, gross proceeds of $50.0 million from the issuance of convertible notes in the second and fourth quarter of 2020, net proceeds of approximately $103.7 million upon the sale and issuance of common stock from an underwritten public offering in June 2020, and $3.8 million from its “at the market” (ATM) program, net of commissions, in 2020. As of September 30, 2021, the Company had cash and cash equivalents of $14.9 million, $9.0 million in restricted cash from the Adjuvant Notes (as defined in Note 5- Convertible Notes) that is available for use, a working capital deficit of $39.8 million and an accumulated deficit of $809.1 million.

The Company is subject to risks common to other life science companies in the development and early commercial stage including, but not limited to, uncertainty regarding the commercial success of Phexxi and the development of its pipeline product candidate, EVO100; potential disruption of its research and development and commercialization activities as a result of the COVID-19 pandemic; lack of marketing and sales history; potential development by its competitors of new and competitive technological innovations; dependence on key personnel; market acceptance of Phexxi or any other future approved products, if any; product liability; protection of proprietary technology; ability to raise additional financing; and compliance with the FDA and other government regulations, including post marketing regulations. Management’s plans to meet its short- and long-term operating cash flow requirements include generating recurring product revenue and obtaining additional funding, such as through the issuance of its capital stock, non-dilutive financings, or through collaborations or partnerships with other companies.

The Company's common stock is listed on the Nasdaq Capital Market (Nasdaq). On August 23, 2021, the Company received a deficiency letter from the Nasdaq Listing Qualifications Department (the Staff) notifying the Company that, for the preceding 30 consecutive trading days, the closing bid price for the Company's common stock was below the minimum $1.00 per share requirement for continued inclusion on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2) (the Bid Price Requirement).

The notification has no immediate effect on the Company’s Nasdaq listing. In accordance with Nasdaq Listing Rules, the Company has been provided an initial period of 180 calendar days, or until February 21, 2022 (the Compliance Date), to regain compliance with the Bid Price Requirement. If, at any time before the Compliance Date, the closing bid price for the Company’s common stock is at least $1.00 for a minimum of 10 consecutive trading days, the Staff will provide the Company written confirmation of compliance with the Bid Price Requirement.

If the Company does not regain compliance with the Bid Price Requirement by the Compliance Date, the Company may be eligible for an additional 180 calendar day compliance period. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, with the exception of the Bid Price Requirement, and will need to provide written notice of its intention to cure the deficiency during the second 180 calendar day compliance period, by effecting a reverse stock split, if necessary.

If the Company does not regain compliance with the Bid Price Requirement by the Compliance Date and is not eligible for an additional compliance period at that time, the Staff will provide written notification to the Company that its common stock will be subject to delisting. At that time, the Company may appeal the Staff’s delisting determination to a Nasdaq Hearing Panel. There can be no assurance that the Company will regain compliance or otherwise maintain compliance with any of the other listing requirements. The Company is monitoring the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with the Bid Price Requirement. If the Company's common stock is delisted from Nasdaq, the consequences could include: adversely affecting the Company's ability to obtain equity financing at acceptable terms, a negative effect on the common stock trading volume, price, and an increase in the stock volatility, and a possible loss of confidence by shareholders, employees, and business partners.

While the Company has recognized limited revenues since the launch of Phexxi in September 2020, the Company anticipates it will continue to incur net losses for the foreseeable future. According to management estimates, liquidity resources as of September 30, 2021 are not sufficient to maintain the Company’s planned level of operations for the twelve months from the date of issuance of these condensed consolidated financial statements.

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

Subsequent Events

Subsequent events were evaluated through the filing date of this Quarterly Report, November 15, 2021. See Note 10- Stockholders' Equity (Deficit) for discussion of subsequent events which occurred in October 2021.

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

The Company has not experienced any losses in such accounts and believes it is not exposed to significant concentrations of credit risk on its cash, cash equivalents and restricted cash balances on amounts in excess of federally insured limits due to the financial position of the depository institutions in which these deposits are held.

The Company is also subject to credit risk related to its trade accounts receivable from product sales. Its customers are located in the United States and consist of wholesale distributors, retail pharmacies, and a mail-order specialty pharmacy. The Company extends credit to its customers in the normal course of business after evaluating their overall financial condition and evaluates the collectability of its accounts receivable by periodically reviewing the age of the receivables, the financial condition of its customers, and its past collection experience. Historically, the Company has not experienced any credit losses. As of September 30, 2021, based on the evaluation of these factors the Company did not record an allowance for doubtful accounts. For the three and nine months ended September 30, 2021, the Company’s three largest customers combined made up approximately 69% and 78% of its gross product sales, respectively. For the three and nine months ended September 30, 2020, the Company’s three largest customers combined made up approximately 93% of its gross product sales, respectively. As of September 30, 2021 and December 31, 2020, the Company's three largest customers combined made up 68% and 95%, respectively, of its trade accounts receivable balance.

Significant Accounting Policies

There have been no changes to the significant accounting policies that were described in Note 2- Summary of Significant Accounting Policies of the 2020 Audited Financial Statements.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of readily available cash in checking accounts and money market funds. Restricted cash consists of cash held in monthly time deposit accounts and letters of credit, which are collateral for the Company’s credit cards, facility leases and fleet leases, as described in Note 8- Commitments and Contingencies. As of September 30, 2021, the Company maintained letters of credit of $0.8 million and $0.3 million for its office lease and fleet leases, respectively. Additionally, the remaining $9.0 million of the $25.0 million received from the issuance of Adjuvant Notes in the fourth quarter of 2020, is classified as restricted cash as the Company is contractually obligated to use the funds for specific purposes.

The following table provides a reconciliation of cash, cash equivalents and restricted cash, reported within the condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash and cash equivalents	$14,856	$86,697
Restricted cash	9,384	337
Restricted cash included in other noncurrent assets	800	800
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows	$25,040	$87,834
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

	Three and Nine Months Ended September 30,
	2021	2020
Unvested restricted common stock subject to repurchase	934,000	70,000
Common stock to be purchased under the 2019 ESPP	518,104	64,442
Options to purchase common stock	10,467,527	8,972,112
Warrants to purchase common stock	67,767,107	10,426,107
Total	79,686,738	19,532,661

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

Prompt pay and other discounts – The Company incentivizes its customers to pay their invoices on time through prompt pay discounts. These discounts are an industry standard practice, and the Company offers a prompt pay discount to each wholesale distributor and retail pharmacy customer. The specific prompt pay terms vary by customer and are contractually fixed. Prompt pay discounts are typically taken by the Company’s customers, so an estimate of the discount is recorded at the time of sale based on the purchase amount. Prompt pay discount estimates are recorded as contra trade accounts receivable on the condensed consolidated balance sheet.

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

Product returns – Customers have the right to return product that is within six months or less of the labeled expiration date or that is past the expiration date by no more than six months. Phexxi was commercially launched in September 2020 and there have been minimal returns as of September 30, 2021. The Company uses historical sales and return data to estimate future product returns. Product return estimates are recorded as other current liabilities on the consolidated balance sheet.

As of September 30, 2021, the total balance associated with variable considerations discussed above was approximately $2.5 million and is recorded in the condensed consolidated balance sheet in either trade accounts receivable, net, or other current liabilities.

4.Inventories

The inventory costs include all purchased materials, direct labor and manufacturing overhead. Prior to April 2020, costs incurred for the manufacture of Phexxi were recorded as research and development expenses.

Inventories consist of the following (in thousands) for the period indicated:

	September 30, 2021	December 31, 2020
Raw materials	$498	$332
Work in process(1)	2,095	4,162
Finished goods	7,354	2,668
Total	$9,947	$7,162
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
Interest expense for the three and nine months ended September 30, 2021 was approximately $0.7 million and $2.1 million, respectively. The Baker Purchasers elected to have the accrued interest for first quarter of 2021 paid-in-kind, and the accrued interest for the second and third quarters of 2021 paid in cash.

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

Under the valuation methods as described in Note 7- Fair Value Financial Instruments, the Company recorded the following in the condensed consolidated financial statements related to the Baker Notes and Baker Warrants during the quarter ended June 30, 2020: (i) an aggregate of $58.1 million in convertible notes and an aggregate of $46.7 million for warrants and purchase rights liability at the Baker Initial Closing and Exercise Date; (ii) a $64.0 million loss on issuance of financial instruments recognized at the Baker Initial Closing in the condensed consolidated statement of operations; (iii) an aggregate $34.1 million gain on fair value changes of financial instruments as a result of mark-to-market adjustments on the Baker Notes, Baker Warrants and Baker Purchase Rights recognized respectively at the Exercise Date, Approval Date and the quarter ended June 30, 2020, in the condensed consolidated statement of operations; (iv) a $15.8 million reclassification from purchase rights liability to the convertible notes and warrants liability on the Exercise Date; and (v) an $11.0 million reclassification from warrants liability to additional paid-in capital in the condensed consolidated balance sheet on the Approval Date. In the third quarter of 2021, the Company concluded that there was a change in the underlying instrument-specific credit risk between the issuance dates for the Baker Notes and September 30, 2021. As a result of this difference in credit risk, the Company recognized a $5.1 million gain in the fair value of the convertible notes that is presented separately as a component of other comprehensive income. The change in fair value attributed to the change in the underlying instrument-specific credit risk was determined by taking the difference between the fair value of the Baker Notes with and without the credit risk change.

Using the same valuation methods discussed in Note 7- Fair Value Financial Instruments, the Company recorded a $29.5 million loss in fair value of financial instruments as a result of mark-to-market adjustments recognized on the Baker Notes for the quarter ended September 30, 2021 in the condensed consolidated financial statements. The mark-to-market adjustment was in consideration of the increased probability of the failure to meet the affirmative covenant to achieve $100.0 million in cumulative net sales of Phexxi by June 30, 2022, and thus paying a higher repurchase price.
The Baker Notes contain various customary affirmative and negative covenants agreed to by the Company. The Company was in compliance with all applicable covenants at September 30, 2021. The Baker Notes also include customary events of default as set forth in the Baker Bros. Purchase Agreement, such that, in an event of default, the Baker Purchasers will have the right to accelerate repayment of the aggregate loan balance then outstanding.

As of September 30, 2021, the Baker Notes are recorded in the condensed consolidated balance sheet as short-term convertible notes payable with a total balance of $68.7 million.

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

The Adjuvant Notes have a five-year term with interest accruing at 7.5% per annum on a quarterly basis in arrears to the outstanding balance of the Adjuvant Notes and are recognized as payment-in-kind. Interest expense pertaining to the Adjuvant Notes for the three and nine months ended September 30, 2021 was approximately $0.5 million and $1.5 million, respectively, and is included in long-term convertible notes payable on the accompanying consolidated balance sheet as of September 30, 2021. In connection with certain Company change of control transactions, the Adjuvant Notes may be prepaid at the option of the Company or will become payable at the option of the Adjuvant Purchasers.

The Adjuvant Notes are convertible, subject to customary 4.99% and 19.99% beneficial ownership limitations, into shares of the Company’s common stock, par value $0.0001 per share, at any time at the option of the Adjuvant Purchasers at a conversion price of $3.65 per share. To the extent not previously prepaid or converted, the Adjuvant Notes will automatically convert into shares of the Company’s common stock at a conversion price of $3.65 per share immediately following the earliest of the time at which the (i) 30-day value-weighted average price of the Company’s common stock is $10.00 per share, or (ii) Company achieves cumulative net sales from the sales of Phexxi of $100,000,000, provided such net sales are achieved prior to July 1, 2022.

The Adjuvant Notes contain various customary affirmative and negative covenants agreed to by the Company. The Company was in compliance with all applicable covenants at September 30, 2021. The Adjuvant Notes also include customary events of default as set forth in the Adjuvant Purchase Agreement, such that, in an event of default, the Adjuvant Purchasers will have the right to accelerate repayment of the aggregate loan balance then outstanding.

The Adjuvant Notes are accounted for in accordance with authoritative guidance for convertible debt instruments. The $25.0 million in proceeds is considered to be restricted cash for financial reporting purposes due to contractual stipulations that specify the types of expenses the money can be spent on and how it must be allocated. As of September 30, 2021, there is $9.0 million in proceeds remaining that is included in restricted cash on the accompanying consolidated balance sheet.

As of September 30, 2021, the Adjuvant Notes are recorded in the condensed consolidated balance sheet as long-term convertible notes payable with a total balance of $26.7 million. The balance is comprised of $24.8 million in principal, net of unamortized debt issuance costs, and $1.9 million in accrued interest.

6.Balance Sheet Details

Prepaid and Other Current Assets
Prepaid and other current assets consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Selling and marketing related costs	$13,262	$15,414
Insurance	1,775	900
Clinical trial related costs	377	304
Subscriptions for IT platforms	147	—
Manufacturing related costs	144	382
Flex note receivable (1)	—	250
Other	980	800
Total	$16,685	$18,050
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

Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	Useful Life	September 30, 2021	December 31, 2020
Research and production equipment	5 years	$623	$623
Computer equipment and software	3 years	508	444
Office furniture	5 years	881	629
Leasehold improvements	5 years or less	3,489	1,540
Construction in-process	—	2,157	2,249
		7,658	5,485
Less: accumulated depreciation		(1,889)	(1,151)
Total, net		$5,769	$4,334

Depreciation expense was approximately $0.2 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively. Depreciation expense was approximately $0.7 million and $0.2 million for the nine months ended September 30, 2021 and 2020, respectively.

Other Noncurrent Assets

Other noncurrent assets consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Restricted cash included in noncurrent assets	$800	$800
Prepaid directors & officers' insurance	136	214
Other	55	34
Total	$991	$1,048

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Clinical trial related costs	$5,577	$1,417
Selling and marketing related costs	2,320	564
Legal and other professional fees	301	1,631
Manufacturing related costs	210	498
Other	614	366
Total	$9,022	$4,476

7.Fair Value of Financial Instruments

The fair values of the Company’s assets, including the money market funds, investments in marketable fixed income debt securities classified as cash and cash equivalents, restricted cash, Flex Note receivable, and the Baker Notes, measured on a recurring basis are summarized in the following tables, as applicable (in thousands):

	September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$22,746	$22,746	$—	$—
Total assets	$22,746	$22,746	$—	$—

Convertible notes payable (2)	$68,724	$—	$—	$68,724
Total liabilities	$68,724	$—	$—	$68,724

	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$53,485	$53,485	$—	$—
Fixed income debt securities classified as cash and cash equivalents	16,498	—	16,498	—
Flex note receivable	250	—	250	—
Total assets	$70,233	$53,485	$16,748	$—

Convertible notes payable (2)	$50,752	$—	$—	$50,752
Total liabilities	$50,752	$—	$—	$50,752
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

The following tables summarize the changes in Level 3 financial liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2021.

	Baker First Closing Notes	Baker Second Closing Notes	Total
Balance at June 30, 2021	$26,585	$17,723	$44,308
Change in fair value presented in the Statements of Operations	17,703	11,802	29,505
Change in fair value presented in the Statements of Comprehensive Operations	(3,053)	(2,036)	(5,089)
Balance at September 30, 2021	$41,235	$27,489	$68,724

	Baker First Closing Notes	Baker Second Closing Notes	Total
Balance at December 31, 2020	$30,451	$20,301	$50,752
Change in fair value presented in the Statements of Operations (1)	13,837	9,224	23,061
Change in fair value presented in the Statements of Comprehensive Operations	(3,053)	(2,036)	(5,089)
Balance at September 30, 2021	$41,235	$27,489	$68,724
_____________________
(1) The total change in fair value on the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2021 includes approximately $2.3 million in accrued interest settled in kind.

The following tables summarize the changes in Level 3 financial liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2020.

	Baker First Closing Notes	Baker Second Closing Notes	Total
Balance at June 30, 2020	$26,375	$17,583	$43,958
Change in fair value	1,863	1,242	3,105
Balance at September 30, 2020	$28,238	$18,825	$47,063

	Baker First Closing Notes	Baker Second Closing Notes	Baker First Closing Warrants	Baker Purchase Rights	Baker Second Closing Warrants	Total
Balance at December 31, 2019	$—	$—	$—	$—	$—	$—
Initial liability at issuance	37,405	20,715	14,007	27,636	5,098	104,861
Change in fair value	(9,167)	(1,890)	(7,408)	(11,823)	(682)	(30,970)
Reclassification from liability to equity			(6,599)	—	(4,416)	(11,015)
Exercise of Baker Purchase Rights for convertible notes			—	(10,715)	—	(10,715)
Exercise of Baker Purchase Rights for warrants			—	(5,098)	—	(5,098)
Balance at September 30, 2020	$28,238	$18,825	$—	$—	$—	$47,063

Baker Notes

The fair value of the Baker Notes issued as described in Note 5- Convertible Notes, and subsequent changes in fair value recorded at each reporting date, were determined using a Monte Carlo simulation-based model. Monte Carlo simulation was used to take into account several factors including the future value of the Company's common stock, a potential change of control event, the probability of meeting certain debt covenants, the maturity term of the Baker Notes, the probability of an event of voluntary conversion of the Baker Notes, exercise of the put right, and exercise of the Company's call right.

Baker Warrants

The fair value of the Baker Warrants issued during the second quarter of 2020 as described in Note 5- Convertible Notes, and the respective changes in fair value of these warrants as a result of mark-to-market, were determined using the Black-Scholes option pricing model based on the following weighted-average assumptions for the period indicated.

Nine Months Ended September 30, 2020
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

8.Commitments and Contingencies

Operating Leases

Fleet Leases

In December 2019, the Company and Enterprise FM Trust (the Lessor) entered into a Master Equity Lease Agreement whereby the Company leases vehicles to be delivered by the Lessor from time to time with various monthly costs depending on the vehicles delivered for a term of 24 or 36 months, commencing on each corresponding delivery date. The leased vehicles are for use by eligible employees of the Company's commercial operations personnel. There was a total of 72 leased vehicles as of September 30, 2021. The Company maintains a letter of credit as collateral in favor of the Lessor, which was included in restricted cash in the condensed consolidated balance sheet. As of September 30, 2021 and December 31, 2020, this letter of credit was $0.3 million. The Company determined that the leased vehicles are accounted for as operating leases under ASC 842, Leases.

2020 Lease and the First Amendment

On October 3, 2019, the Company entered into an office lease for approximately 24,474 square feet (the Existing Premises) pursuant to a non-cancelable lease agreement (the 2020 Lease). The 2020 Lease commenced on April 1, 2020 and will expire on September 30, 2025, unless terminated earlier in accordance with its terms. The Company has a right to extend the term of the lease for an additional five years and does not anticipate exercising such extension. The Company provided the landlord with a $750,000 security deposit in the form of a letter of credit for the Existing Premises. On April 14, 2020, the Company entered into the first amendment to the 2020 Lease for an additional 8,816 rentable square feet of the same office location (the Expansion Premises), which commenced on September 1, 2020 and will expire on September 30, 2025. The Company provided an additional $50,000 in a letter of credit for the Expansion Premises. As of September 30, 2021 and December 31, 2020, restricted cash maintained as collateral for the Company’s security deposit was $0.8 million.

2015 Lease

Effective January 30, 2015, the Company entered into a sublease for office space under a noncancelable lease agreement that expired in March 2020 (the 2015 Lease), which is the Company’s primary office space. The 2015 Lease expired on March 31, 2020.

Supplemental Financial Statement Information

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost (in thousands)	Classification	2021	2020	2021	2020
Operating lease expense	Research and development	$115	$118	$387	$273
Operating lease expense	Selling and marketing	256	167	753	298
Operating lease expense	General and administrative	212	181	620	427
Total		$583	$466	$1,760	$998

Lease Term and Discount Rate	September 30, 2021	December 31, 2020
Weighted Average Remaining Lease Term (in years)	3.79	4.43
Weighted Average Discount Rate	12%	12%

Maturity of Operating Lease Liabilities (in thousands)	September 30, 2021
Remainder of 2021	$649
Year ending December 31, 2022	2,480
Year ending December 31, 2023	2,163
Year ending December 31, 2024	2,192
Year ending December 31, 2025	1,502
Total lease payments	8,986
Less: imputed interest	(1,794)
Total	$7,192

	Nine Months Ended September 30,
Other information (in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows in operating leases	$1,779	$552

Other Contractual Commitments
In November 2019, the Company entered into a supply and manufacturing agreement with a third-party to manufacture Phexxi and potentially other product candidates in accordance with all applicable current good manufacturing practice regulations, pursuant to which the Company has certain minimum purchase commitments based on the forecasted product sales.

Contingencies

From time to time the Company may be involved in various lawsuits, legal proceedings or claims that arise in the ordinary course of business. There were no claims or actions pending against the Company as of September 30, 2021 and December 31, 2020, which management believes would have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and an adverse result in any matter that may arise from time to time could harm the Company’s business.

Intellectual Property Rights

In 2014, the Company entered into an amended and restated license agreement (the Rush License Agreement) with Rush University Medical Center (Rush University) pursuant to which Rush University granted the Company an exclusive, worldwide license of certain patents and know-how related to its multipurpose vaginal pH modulator technology. Pursuant to the Rush License Agreement, the Company is obligated to pay to Rush University an earned royalty based upon a percentage of net sales in the range of mid-single digits. In September 2020, the Company entered the first amendment to the Rush License Agreement, pursuant to which the Company is also obligated to pay a minimum annual royalty amount of $100,000 to the extent the earned royalties do not equal or exceed $100,000 commencing January 1, 2021. Such royalty costs were $0.1 million and $0.2 million for the three and nine months ended September 30, 2021, respectively.

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

Consulting fees incurred under the 2019 Consulting Agreement were zero for both the three months ended September 30, 2021 and 2020, respectively, and zero and $0.1 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and December 31, 2020, excluding board fees, there was no accrued compensation owed to Mr. Lynch.

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

As of September 30, 2021, warrants to purchase up to 67,767,107 shares of the Company’s common stock remain outstanding at a weighted average exercise price of $1.54 per share. These warrants are summarized below:

Type of Warrants	Underlying Common Stock to be Purchased	Exercise Price	Issue Date	Exercise Period
Common Warrants	878	$51.24	March 30, 2012	March 30, 2012 to March 30, 2022
Common Warrants	1,171	$51.24	August 17, 2012	August 17, 2012 to July 17, 2022
Common Warrants	7,806	$3.69	June 11, 2014	June 11, 2014 to June 11, 2024
Common Warrants	848,674	$7.50	May 24, 2018	May 24, 2018 to May 24 2025
Common Warrants	182	$7.50	June 26, 2018	June 26, 2018 to June 26, 2025
Common Warrants	1,666,667	$6.38	April 11, 2019	October 11, 2019 to April 11, 2026
Common Warrants	2,777,779	$6.38	June 10, 2019	December 10, 2019 to June 10, 2026
Common Warrants	3,073,770	$2.44	April 24, 2020	April 24, 2020 to April 24, 2025
Common Warrants	2,049,180	$2.44	June 9, 2020	June 9, 2020 to June 9, 2025
Common Warrants	57,341,000	$1.00	May 20, 2021	May 20, 2021 to May 22, 2023
Total	67,767,107

Convertible Preferred Stock

On October 12, 2021, the Company completed the initial closing of a registered direct offering with Keystone Capital Partners (Keystone Capital) (the Initial October 2021 Registered Direct Offering), whereby the Company issued 5,000 shares of Series B-1 Convertible Preferred Stock, par value $0.0001 per share, at a price of $1,000.00 per share. The Company received proceeds from the Initial October 2021 Registered Direct Offering of approximately $4.7 million, net of offering expenses. The Series B-1 Convertible Preferred Stock can be converted into shares of common stock at any time at a conversion price per share of the greater of $0.60, or the price computed as the product of 0.85 multiplied by the arithmetic average of the closing sale prices of a share of the Company's common stock during the five consecutive trading-day period immediately preceding the conversion date. On October 12, 2021, Keystone Capital converted their 5,000 shares of B-1 Convertible Preferred Stock at a conversion price of $0.63 per share into 7,936,508 shares of the Company's common stock. The common stock issued upon the conversion of the Series B-1 Convertible Preferred Stock issued in the Initial October 2021 Registered Direct Offering was registered pursuant to a shelf registration statement on Form S-3 filed with the SEC on July 30, 2021 and declared effective on August 5, 2021.

On October 26, 2021, the Company completed the additional closing of the October 2021 Registered Direct Offering (the Additional October 2021 Registered Direct Offering), whereby the Company issued 5,000 shares of Series B-2 Convertible Preferred Stock, par value $0.0001 per share, at a price of $1,000.00 per share. The Company received proceeds from the Additional October 2021 Registered Direct Offering of approximately $5.0 million, net of offering expenses. The Series B-2 Convertible Preferred Stock can be converted into shares of common stock at any time at a conversion price per share of the greater of $0.60, or the price computed as the product of 0.85 multiplied by the arithmetic average of the closing sale prices of a share of the Company's common stock during the five consecutive trading-day period immediately preceding the conversion date. The common stock issuable upon the conversion of the Series B-2 Convertible Preferred Stock issued in the Additional October 2021 Registered Direct Offering was registered pursuant to a shelf registration statement on Form S-3 filed with the SEC on July 30, 2021 and declared effective on August 5, 2021.

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

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows in common equivalent shares as of September 30, 2021:

Common stock issuable upon the exercise of stock options outstanding	10,467,527
Common stock issuable upon the exercise of common stock warrants	67,767,107
Common stock available for future issuance under the 2019 ESPP	2,120,046
Common stock available for future issuance under the Amended and Restated 2014 Plan	1,960,000
Common stock available for future issuance under the Amended Inducement Plan	755,215
Total common stock reserved for future issuance	83,069,895

11.Stock-based Compensation

Equity Incentive Plans
The following table summarizes stock-based compensation expense related to stock options, restricted stock awards (RSAs) and RSUs granted to employees, non-employee directors and consultants, and the 2019 ESPP (as defined below) included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$160	$291	$1,122	$1,689
Selling and marketing	272	347	1,621	2,006
General and administrative	659	999	4,805	7,377
Total	$1,091	$1,637	$7,548	$11,072

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

Stock Options

There were 70,000 and 631,200 shares of stock options granted during the three months ended September 30, 2021 and 2020, respectively, and 3,126,525 and 2,873,685 shares of stock options granted during the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, unrecognized stock-based compensation expense for employee stock options was approximately $9.3 million, which the Company expects to recognize over a weighted-average remaining period of 2.4 years, assuming all unvested options become fully vested.
Summary of Assumptions
The fair value of noncash stock-based compensation for stock options granted to employees and non-employees was estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted-average assumptions for options granted for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected volatility	102.1%	90.7%	101.1%	82.4%
Risk-free interest rate	1.0%	0.4%	0.7%	0.6%
Expected dividend yield	—%	—%	—%	—%
Expected term (years)	6.0	6.1	5.9	6.0
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

Restricted Stock Awards and Units

There were 1,777,500 and 1,265,000 shares of RSAs granted under the Amended and Restated 2014 Plan during the nine months ended September 30, 2021, and 2020, respectively, to the Company's executive management team, certain non-executive employees and consultants. None were granted during both the three months ended September 30, 2021 and 2020. The vesting conditions for 1,767,500 shares of RSAs granted during the first quarter of 2021 and all of the RSAs granted during the first quarter of 2020 are connected to the Company’s achievement of certain performance milestones in the corresponding fiscal year.

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

For the three and nine months ended September 30, 2021, the Company reversed $0.4 million and $0.9 million in noncash stock-based compensation expense related to the performance-based RSAs recognized in previous periods in accordance with the aforementioned expense recognition policy. For the three and nine months ended September 30, 2021, the company recognized an immaterial amount and $2.5 million, respectively, in noncash stock-based compensation expense related to RSAs. For the three and nine months ended September 30, 2020, the Company recognized $0.1 million and $6.5 million, respectively, in noncash stock-based compensation expense related to RSAs and RSUs. As of September 30, 2021, unrecognized noncash stock-based compensation expense related to the unvested RSAs was approximately $3.5 million, the majority of which is related to the performance-based RSAs. The expense recognition for unvested performance-based RSAs is dependent upon the probability of milestone achievement in 2021.

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

The 2019 ESPP enables eligible full-time and part-time employees to purchase shares of the Company’s common stock through payroll deductions of between 1% and 15% of eligible compensation during an offering period. A new offering period begins approximately every June 15 and December 15. At the last business day of each offering period, the accumulated contributions made during the offering period will be used to purchase shares. The purchase price is 85% of the lesser of the fair market value of the common stock on the first or the last business day of an offering period. The maximum number of shares of common stock that may be purchased by any participant during an offering period will be equal to $25,000 divided by the fair market value of the common stock on the first business day of an offering period. The current active offering period under the 2019 ESPP commenced on June 15, 2021 and will end on December 14, 2021. During the three months ended September 30, 2021 and 2020, there were no shares of common stock purchased under the 2019 ESPP. During the nine months ended September 30, 2021 and 2020, there were 173,675 and 67,454 shares of common stock purchased under the 2019 ESPP, respectively.

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

Our first commercial product, Phexxi® (lactic acid, citric acid, and potassium bitartrate) vaginal gel (Phexxi), was approved by the United States (U.S.) Food and Drug Administration (FDA) on May 22, 2020 and commercially launched in the United States in September 2020. Phexxi is the first and only FDA approved hormone-free, woman-controlled, on-demand prescription contraceptive gel for women. We are conducting a pivotal Phase 3 clinical trial to evaluate our lead product candidate, EVO100 (L-lactic acid, citric acid, and potassium bitartrate) vaginal gel (EVO100), for the prevention of urogenital transmission of both Chlamydia trachomatis infection (chlamydia) and Neisseria gonorrhoeae infection (gonorrhea) in women. We refer to this trial as “EVOGUARD”.

Phexxi: Our Non-hormonal, On-Demand Birth Control

We commercially launched Phexxi in September 2020 with a sales force promoting Phexxi directly to obstetrician/gynecologists and their affiliated health professionals, who collectively write the majority of prescriptions for contraceptive products. Our sales force comprises approximately 69 regional sales representatives and business managers, supported by a self-guided virtual health care provider (HCP) learning platform. Additionally, we offer women direct access to Phexxi via our telehealth platform where women can directly meet with an HCP to determine their eligibility for a Phexxi prescription and potentially have it written by the HCP, filled, and mailed directly to them by a third party pharmacy.

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

In December 2020 two U.S. patents that cover Phexxi and its labeled indication were listed in the U.S. FDA publication Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. The Orange Book listing of these two patents covering Phexxi’s composition of matter and its method of use in prevention of pregnancy is an important step in the ongoing development of our patent portfolio, which currently covers Phexxi into 2033. The newly listed method of use patent, number 10,568,855 (the ‘855 patent), covers contraception using the L-lactic acid Phexxi formulation. The ‘855 patent was issued by the U.S. Patent and Trademark Office (USPTO) on February 25, 2020 and is expected to expire in March 2033. The newly listed patent number 6,706,276 (the ‘276 patent) is a composition of matter patent covering Phexxi. Evofem has an exclusive license to this patent, which is held by Rush University Medical Center (Rush University). The ‘276 patent was issued by the USPTO on March 16, 2004 and is expected to expire in March 2026 if the five-year patent term extension (PTE) application that was timely filed by the patent owner is granted. The patents we licensed from Rush University expired in March 2021 outside the United States and are currently set to expire in March 2022 inside the United States pursuant to an Order Granting Interim Extension that extended the expiration of the U.S. patent. In 2020, Rush University submitted a PTE application for the U.S. patent requesting a five-year PTE to 2026. We have not yet been granted the PTE, and there is no assurance that it will be granted for the full five-year term, if at all.

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

On September 9, 2021, we launched a national brand ambassador campaign featuring Emmy® Award-winning celebrity Annie Murphy designed to broaden awareness and drive uptake of Phexxi. We believe early metrics demonstrate that this campaign, called “House Rules,” is effectively reaching our target audience, especially women who are beyond hormones. Through September 30, 2021, the “House Rules” DTC campaign has resulted in a 263% increase in visitors to Phexxi.com, and impacted key metrics including:
•A 71% increase in ex-factory sales of Phexxi (unit shipments to wholesalers) in September versus August 2021.
•More than 5,100 women have begun using Phexxi since the launch of the “House Rules” campaign, driving a 56% increase in new patient starts in September versus August 2021.
•More than 2,800 women booked telehealth visits in the first three weeks of the campaign, a 4x increase over the three-week period pre-launch.
•More than 8,900 Phexxi units were dispensed in September 2021, a 41% increase over the prior month, and total monthly prescriptions grew 45% to 7,839.
•34% increase in new healthcare providers prescribing Phexxi in September versus August 2021. Over 9,400 healthcare providers have written Phexxi since the product launched in September 2020.

We are also collaborating with the National Community Oncology Dispensing Association, Inc. (NCODA), an educational platform for community and academic oncology practices nationwide, to positively impact the quality of life for female patients living with, fighting and recovering from cancer by raising awareness about the importance and availability of Phexxi as a birth control option. Every year in the United States, more than 800,000 new cases of cancer are reported among women, and many cancer treatment protocols require female patients of reproductive potential to use birth control while undergoing treatment. Until the introduction of Phexxi, non-hormonal prescription contraception options were starkly limited; previously, women were generally steered toward condoms or the copper IUD, a prescription medical device that is implanted in the uterus where it releases copper ions and can cause inflammation.

We are working together with NCODA to develop and share resources and educational information for the medically-integrated oncology pharmacy team to help support female cancer patients in deciding which contraceptive option best meets each woman's unique, individual needs. In May 2021, the NCODA published a Positive Quality Intervention (PQI) in connection with Phexxi, and in July 2021, our Chief Executive Officer and Phexxi were featured on NCODA’s PQI Podcast. PQIs are part of the NCODA Quality Standards. These resources are designed to operationalize and standardize practices to achieve positive outcomes for patients. Additionally, our Chief Executive Officer delivered the keynote address at the NCODA 2021 National Spring Forum, and two posters on data sets presenting relevant aspects of the Phase 3 AMPOWER trial evaluating Phexxi were presented at the conference.

We continue working to increase the number of lives covered and to gain preferred formulary position for Phexxi. As of October 2021, 70% of Phexxi prescriptions are being approved either by payers or through Evofem patient support programs. We have coverage for approximately 55% of U.S. commercial lives, including approximately 9 million lives covered at no out-of-pocket cost and approximately 13.7 million lives covered under our December 2020 contract award from the U.S. Department of Veterans Affairs. On January 1, 2021, the U.S. Medicaid population gained access to Phexxi through our participation in the Medicaid National Drug Rebate Program. Medicaid provides health coverage to approximately 68 million members, including approximately 16.8 million women 19-49 years of age.

Phexxi is classified in the databases and pricing compendia of Medi-Span and First Databank, two major drug information databases that payers consult for pricing and product information, as the first and only “Vaginal pH Modulator.”

We continue to work with the FDA’s Office of Women’s Health to update its Birth Control Guide to include a new category for vaginal pH modulators, as the current guide does not have a place for Phexxi due to its unique mechanism of action. We believe this update would require payers (including pharmacy benefit managers) to cover the Phexxi at no cost to patients. We are also working with elected officials in Washington D.C. to encourage updating the guidance regarding contraception coverage, as the guidance has not kept up with innovations like Phexxi. To support those initiatives, we have launched a grassroots coalition that shows the public’s support of the need for updating the chart and guidance.

EVO100: Our STI Preventive Product Candidate

Our lead product candidate, EVO100, is a vaginal gel under evaluation for the prevention of chlamydia and gonorrhea in women - two of the most pervasive sexually transmitted infections (STIs) in the United States. Currently, there are no FDA‑approved prescription products for the prevention of either of these common STIs.

According to the Centers for Disease Control and Prevention (CDC), any sexually active person can be infected with chlamydia or gonorrhea. Despite the CDC recommendation for condom use to prevent STIs, U.S. rates of infection with chlamydia and gonorrhea climbed in 2019 for the sixth consecutive year. Based on these reports, an estimated 78 million women 18-65 years of age who are sexually active in the United States could be at risk to contract these STIs.

Based on the positive and statistically significant top-line results of our Phase 2B/3 AMPREVENCE trial, we initiated our Phase 3 EVOGUARD clinical trial in October 2020. This randomized, placebo-controlled pivotal trial is designed to enroll 1,730 women with a prior chlamydia or gonorrhea infection and who are at risk for future infection. Participants are enrolled for a 16-week interventional phase followed by a one-month follow-up period. We expect to complete enrollment in the first quarter of 2022 and to report top-line EVOGUARD results in the third quarter of 2022. Assuming positive results from the trial, we expect to submit a supplemental New Drug Application for EVO100 in the first quarter of 2023.

The FDA has granted Fast Track designations to EVO100 for the prevention of chlamydia and gonorrhea in women. The FDA has designated EVO100 a Qualified Infectious Disease Product for the prevention of gonorrhea in women, which provides several important potential advantages, including longer market exclusivity.

Financial Operations Overview

Net Product Sales

Our revenue recognition is based on unit shipments from our third-party logistics warehouse to our customers, which consist of wholesale distributors, retail pharmacies, and a mail-order specialty pharmacy. We have recognized net product sales in the United States since the commercial launch of Phexxi in September 2020; the quarter ended September 30, 2021 was our fourth full quarter of product sales.

For the quarter ended September 30, 2021, shipments to wholesale distributors and pharmacies grew significantly compared to the quarter ended June 30, 2021, driving an approximate 29% increase in gross revenues. Phexxi outperformed the newer branded contraceptive market over the summer months and the launch of our “House Rules” campaign on September 9, 2021 has increased Phexxi awareness, consideration, and prescriptions. Gross revenues, as discussed in Note 3- Revenue, were adjusted for variable consideration, including our patient support programs.

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

In addition, we are obligated to pay quarterly royalty payments pursuant to our license agreement with Rush University, in amounts equal to a single-digit percentage of the gross amounts we receive on a quarterly basis less certain deductions incurred in the quarter based on a sliding scale. We are also obligated to pay a minimum annual royalty amount of $100,000 to the extent these earned royalties do not equal or exceed $100,000 in a given year. A minimum annual royalty amount of $100,000 was first required for the annual period commencing on January 1, 2021. This royalty was approximately $0.1 million and $0.2 million for the three and nine months ended September 30, 2021, respectively, and was included in the costs of goods sold in the condensed consolidated financial statements.

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

We expense internal and third-party research and development expenses as incurred. The following table summarizes research and development expenses by product candidate (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Allocated third-party development expenses:
EVO100 for prevention of chlamydia/gonorrhea- Phase 3 (EVOGUARD)	$6,890	$1,386	$17,078	$1,529
EVO100 for prevention of chlamydia/gonorrhea- Phase 2B/3 (AMPREVENCE)	—	17	—	(10)
Phexxi for the prevention of pregnancy (AMPOWER)	—	2	—	(14)
Total allocated third-party development expenses	6,890	1,405	17,078	1,505
Unallocated internal research and development expenses:
Noncash stock-based compensation expenses	160	291	1,122	1,689
Payroll and related expenses	1,048	1,438	3,988	3,539
Outside services costs	275	705	1,291	3,343
Other	328	378	991	1,028
Total unallocated internal research and development expenses	1,811	2,812	7,392	9,599
Total research and development expenses	$8,701	$4,217	$24,470	$11,104

Completion dates and costs for our clinical development programs may vary significantly for EVO100 and any future product candidate we may seek to develop and are difficult to predict. We anticipate that we will determine which programs and product candidates to pursue as well as the most appropriate funding allocations for each program and product candidate on an ongoing basis in response to the results of ongoing and future clinical trials, regulatory developments, and our ongoing assessments of the commercial potential of each current or future product candidate. We expect research and development expenses to increase significantly in 2021 compared to 2020 primarily due to EVOGUARD, which was initiated in October 2020. We will need to raise significant additional capital in the future to complete clinical development for EVO100 and any future product candidates.

The costs of clinical trials may vary significantly over the life of a program owing to the following:

•per patient trial costs;
•the number of sites included in the trials;
•the length of time and level of marketing required to enroll eligible patients;
•the number of patients participating in the trials;

•the number of doses patients receive;
•potential additional safety monitoring or other trials requested by regulatory agencies;
•the phase of development of the product candidate; and
•the efficacy and safety profile of the product candidate.

Selling and marketing expenses

Our selling and marketing expenses consist primarily of Phexxi commercialization costs, including direct-to-consumer (DTC) and HCP advertising, the Phexxi telehealth platform, our sample program, training, salaries, benefits, travel, noncash stock-based compensation expense, and other related costs for our employees and consultants.

We expect our selling and marketing expenses to be significantly higher in 2021 compared to 2020 due to the cost of our sales force, which was established in the third quarter of 2020, and as we continue Phexxi promotional strategies, including all DTC marketing initiatives.

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

We expect our general and administrative expenses to decrease slightly in 2021 compared to 2020 due to lower recruiting fees, financing advisory fees, and payroll and related expenses.

Other Income (Expense)

Other income (expense) consists primarily of interest expense and the change in fair value of financial instruments issued in various capital raise transactions. The change in fair value of financial instruments was recognized as a result of mark-to-market adjustments for those financial instruments.

Results of Operations

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020 (in thousands):

Net Product Sales

	Three Months Ended September 30,		2021 vs. 2020
	2021	2020	$ Change	% Change
Product sales, net	$1,712	$278	$1,434	516%

Phexxi was commercially launched in September 2020. The increase in product sales, net was primarily due to a full quarter of sales in the current period versus one month of sales in the prior year period, together with continued growth in ex-factory unit sales since commercial launch.

Cost of Goods Sold

	Three Months Ended September 30,		2021 vs. 2020
	2021	2020	$ Change	% Change
Cost of goods sold	$955	$317	$638	201%

The increase in cost of goods sold was primarily due to a full quarter of sales in the current period versus one month of sales in the prior year period.

Research and development expenses

	Three Months Ended September 30,		2021 vs. 2020
	2021	2020	$ Change	% Change
Research and development	$8,701	$4,217	$4,484	106%

The increase in research and development expenses was primarily due to a $5.5 million increase in clinical trial costs associated with EVOGUARD. This increase was partially offset by a $0.4 million decrease in payroll and related expenses due to lower headcount, a $0.4 million decrease in outside services associated with manufacturing related activities, and a $0.1 million decrease in noncash stock-based compensation.

Selling and marketing expenses

	Three Months Ended September 30,		2021 vs. 2020
	2021	2020	$ Change	% Change
Selling and marketing	$30,468	$14,700	$15,768	107%

The increase in selling and marketing expenses was primarily due to a $13.8 million increase in media and marketing costs related to ongoing promotional strategies, especially those focused on DTC campaigns that commenced in 2021, a $1.7 million increase in payroll and related expenses due to increased headcount and sales activities in the field, $0.5 million in the Phexxi sample program, and a $0.3 million increase in facilities costs. These aggregated increases were partially offset by a $0.5 million decrease in costs for outside services associated with marketing and medical affairs activities.

General and administrative expenses

	Three Months Ended September 30,		2021 vs. 2020
	2021	2020	$ Change	% Change
General and administrative	$4,957	$7,200	$(2,243)	(31)%

The decrease in general and administrative expenses was primarily due to a $1.2 million decrease in financing advisory fees and legal fees, a $0.6 million decrease in outside services primarily related to recruiting, a $0.5 million decrease in payroll and related expenses due to lower headcount, and a $0.3 million decrease in noncash stock-based compensation. These aggregated decreases were partially offset by a $0.3 million increase in facilities costs.

Total other income (expense), net

	Three Months Ended September 30,		2021 vs. 2020
	2021	2020	$ Change	% Change
Total other (expense) income, net	$(30,692)	$(3,741)	$(26,951)	720%

Total other expense, net, for the three months ended September 30, 2021, primarily included $1.2 million in interest expense related to the convertible senior secured promissory notes issued to Baker Bros. Advisors LP (the Baker Notes) and the unsecured convertible promissory notes issued to each of Adjuvant Global Health Technology Fund, L.P. and Adjuvant Global Health Technology Fund DE, L.P. (the Adjuvant Notes) as described in Note 5- Convertible Notes and a $29.5 million loss from the change in fair value of the Baker Notes as a result of mark-to-market adjustments during the current quarter.

Total other expense, net, for the three months ended September 30, 2020, primarily included a $3.1 million loss from the change in fair value of the Baker Notes as a result of mark-to-market adjustments and $0.7 million in accrued interest expense related to the Baker Notes.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020 (in thousands):

Net Product Sales

	Nine Months Ended September 30,		2021 vs. 2020
	2021	2020	$ Change	% Change
Product sales, net	$4,674	$278	$4,396	1,581%

Phexxi was commercially launched in September 2020. The increase in product sales, net was primarily due to a full nine months of sales in the current period versus one month of sales in the prior year period, continued growth in ex-factory unit sales since commercial launch, and an increase in both gross and net sales from the impact of Phexxi promotional strategies and gross-to-net initiatives implemented since commercial launch.

Cost of Goods Sold

	Nine Months Ended September 30,		2021 vs. 2020
	2021	2020	$ Change	% Change
Cost of goods sold	$2,300	$317	$1,983	626%

The increase in cost of goods sold was primarily due to a full nine months of sales in the current period versus one month of sales in the prior year period.

Research and development expenses

	Nine Months Ended September 30,		2021 vs. 2020
	2021	2020	$ Change	% Change
Research and development	$24,470	$11,104	$13,366	120%

The increase in research and development expenses was primarily due to a $15.4 million increase in clinical trial costs associated with EVOGUARD, and a $0.5 million increase in payroll and related expenses due to increased headcount to support clinical and regulatory activities. These aggregated increases were partially offset by a $1.9 million decrease in outside services associated with manufacturing and regulatory related activities and a $0.6 million decrease in noncash stock-based compensation.

Selling and marketing expenses

	Nine Months Ended September 30,		2021 vs. 2020
	2021	2020	$ Change	% Change
Selling and marketing	$88,230	$32,553	$55,677	171%

The increase in selling and marketing expenses was primarily due to a $45.3 million increase in media and marketing costs related to ongoing promotional strategies especially those focused on DTC campaigns that commenced in 2021, a $9.7 million increase in payroll and related expenses due to increased headcount and sales activities in the field, $1.7 million in the Phexxi sample program, and a $1.7 million increase in facilities costs. These aggregated increases were partially offset by a $2.8 million decrease in costs for outside services associated with marketing, market access and medical affairs activities, and a $0.4 million decrease in noncash stock-based compensation.

General and administrative expenses

	Nine Months Ended September 30,		2021 vs. 2020
	2021	2020	$ Change	% Change
General and administrative	$19,057	$24,077	$(5,020)	(21)%

The decrease in general and administrative expenses was primarily due to a $2.6 million decrease in noncash stock-based compensation, a $1.9 million decrease in financial and recruiting related outside services, a $1.4 million decrease in financing advisory fees and legal fees, and a $0.3 million decrease in payroll and related expenses due to lower headcount. These aggregated decreases were partially offset by a $1.0 million increase in facilities costs.

Total other income (expense), net

	Nine Months Ended September 30,		2021 vs. 2020
	2021	2020	$ Change	% Change
Total other (expense) income, net	$(24,244)	$(33,936)	$9,692	(29)%

Total other expense, net, for the nine months ended September 30, 2021, primarily included $3.5 million in interest expense related to the Baker Notes and the Adjuvant Notes as described in Note 5- Convertible Notes and a $20.7 million loss from the change in fair value of the Baker Notes as a result of mark-to-market adjustments in the first half of 2021.

Total other expense, net, for the nine months ended September 30, 2020, mainly included a $64.0 million loss on issuance of convertible notes, warrants and purchase rights issued in connection with the Baker Notes, and $1.0 million in accrued interest expense related to the Baker Notes and the Adjuvant Notes. This loss was partially offset by a $31.0 million gain from the change in fair value of the Baker Notes as a result of mark-to-market adjustments.

Liquidity and Capital Resources

Overview

As of September 30, 2021, we had a working capital deficit of $39.8 million and an accumulated deficit of $809.1 million. We have financed our operations to date primarily through the issuance of common stock and warrants, cash received from private placement transactions, the issuance of convertible notes and, to a lesser extent, product sales. As of September 30, 2021, we had approximately $14.9 million in cash and cash equivalents, and $9.0 million in restricted cash from the Adjuvant Notes that is available for use. Our cash and cash equivalents include amounts held in checking accounts, money market funds, and investments in fixed income debt securities with original maturities of less than three months. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve liquidity and capital preservation.

We have incurred losses and negative cash flows from operating activities since inception. During the nine months ended September 30, 2021, we received net proceeds of approximately $81.5 million upon the sale and issuance of common stock and warrants to purchase common stock from two underwritten public offerings that occurred in March and May of 2021. In October 2021, we received net proceeds of approximately $9.7 million from a registered direct offering.

We anticipate that we will continue to incur net losses for the foreseeable future. We expect research and development expenses to be significantly higher in 2021 compared to 2020 due to our Phase 3 EVOGUARD study, which was initiated in October 2020. We expect selling and marketing expenses to increase significantly in 2021 compared to 2020 due to the deployment of our commercial sales force that was established in the third quarter of 2020 and as we execute associated promotional strategies and initiatives, including our DTC programs. Lastly, we expect general and administrative expenses to decrease slightly in 2021 compared to 2020 due to lower recruiting fees and financing advisory fees.

We currently expect our liquidity resources as of September 30, 2021 together with the net proceeds of the registered direct offering completed in October 2021, to be sufficient to fund our planned operations into the first quarter of 2022. The uncertainties associated with our ability to obtain additional equity financing on terms that are favorable to us or at all, enter into collaborative agreements with strategic partners, and succeed in our future operations raise substantial doubt about our ability to continue as a going concern. In addition, the COVID-19 pandemic caused us to delay the commercial launch of Phexxi until September 2020. Also, due in part to the impact of the COVID-19 pandemic, the completion of enrollment in the Phase 3 EVOGUARD study is now expected in the first quarter of 2022 and we expect to report top-line EVOGUARD results in the third quarter of 2022. Our ability to raise additional funds, and the terms on which those funds may be raised, will be dependent, in part, on how successful the commercialization of Phexxi is, whether we are able to gain revenue traction prior to raising such additional funds, and the success of our research and development efforts, including our ability to develop EVO100. If the COVID-19 pandemic continues to disrupt and negatively impact the commercialization of Phexxi or our research and development efforts, our ability to raise additional funds may be negatively impacted, or we may not be able to obtain funding on terms favorable to us or at all.

If we are not able to obtain required additional funding when and as needed, through equity financings or other means, or if we are unable to obtain funding on terms favorable to us, the shortfall in funds raised, or such unfavorable terms, will likely have a material adverse effect on our operations and strategic plan for future growth. If we cannot successfully raise the funding necessary to implement our current strategic plan, we may be forced to make reductions in spending, suspend or terminate development programs, extend payment terms with suppliers, liquidate assets where possible, suspend or curtail planned programs, and/or cease operations. Any of these developments would materially and adversely affect our financial condition and business prospects and could even cause us to be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and, in doing so, we may receive less than the value at which those assets are carried on our financial statements. Any of these developments would materially and adversely affect the price of our stock and the value of your investment.

The opinion of our independent registered public accounting firm on our audited financial statements as of and for the years ended December 31, 2020 and 2019 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. Our unaudited condensed consolidated financial statements as of September 30, 2021 and for three and nine months ended September 30, 2021 and 2020 included in this Quarterly Report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue our operations.

2021 Equity Financings

As described in Note 10- Stockholders' Equity (Deficit), we received proceeds of approximately $28.0 million, net of underwriting discounts, from a public offering in March 2021, upon the issuance of 17,142,857 shares of our common stock, and approximately $4.2 million, net of underwriting discounts, from the issuance of 2,571,428 shares of common stock upon exercise of the underwriters’ overallotment option in April 2021.

As described in Note 10- Stockholders' Equity (Deficit), we received proceeds of approximately $46.8 million, net of underwriting discounts and fees, from a public offering in May 2021, upon the issuance of 50,000,000 shares of common stock and common warrants to purchase 50,000,000 shares of common stock. We received approximately $2.4 million and $0.1 million, both net of underwriting discounts, from the issuance of 2,547,794 shares of common stock and 7,500,000 common warrants, respectively, upon exercise of the underwriter’s overallotment option in May 2021.

As described in Note 10- Stockholders' Equity (Deficit), we received proceeds of approximately $9.7 million, net of offering expenses, from a registered direct offering in October 2021, upon the issuance of 5,000 shares of Series B-1 Convertible Preferred Stock and 5,000 shares of Series B-2 Convertible Preferred Stock.

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

Summary Statement of Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,		2021 vs. 2020
	2021	2020	$ Change	% Change
Net cash, cash equivalents and restricted cash used in operating activities	$(125,402)	$(65,750)	$(59,652)	91%
Net cash, cash equivalents and restricted cash (used in) provided by investing activities	(2,636)	7,650	(10,286)	(134)%
Net cash, cash equivalents and restricted cash provided by financing activities	80,827	129,309	(48,482)	(37)%
Net (decrease) increase in cash, cash equivalents and restricted cash	$(47,211)	$71,209	$(118,420)	(166)%

Cash Flows from Operating Activities. During the nine months ended September 30, 2021 and 2020, the primary use of cash, cash equivalents and restricted cash was to fund commercialization of our lead product Phexxi, to fund the Phase 3 clinical trial to evaluate our lead product candidate EVO100, and to support selling and marketing and general and administrative operations.

Cash Flows from Investing Activities. During the nine months ended September 30, 2021, the change in net cash, cash equivalents and restricted cash used in investing activities was primarily due to $2.9 million in purchases of property and equipment, offset by a $0.3 million cash inflow from the sale of Softcup line of business. During the nine months ended September 30, 2020, the change in net cash, cash equivalents and restricted cash provided by investing activities was primarily due to an $8.2 million cash inflow from maturities of short-term investments, offset by $0.8 million in purchases of property and equipment.

Cash Flows from Financing Activities. During the nine months ended September 30, 2021, the primary source of cash, cash equivalents and restricted cash was provided from the issuance of 72,262,079 shares of common stock and 7,500,000 shares of common warrants for proceeds of approximately $81.5 million, net of underwriting discounts, the issuance of 173,675 shares of our common stock under the 2019 ESPP with proceeds of approximately $0.2 million, the issuance of 159,000 shares of common stock from the exercise of common warrants for proceeds of approximately $0.2 million, offset by $0.3 million in payments of tax withholdings related to vesting of restricted stock awards and $0.7 million in payments for financing issuance costs.

During the nine months ended September 30, 2020, the primary source of cash, cash equivalents and restricted cash was the sale of 31,700,000 shares of common stock for proceeds, net of underwriting commissions, of approximately $103.7 million, gross proceeds of $25.0 million from issuance of convertible notes and warrants, the sale of 676,656 shares of common stock under the ATM program for proceeds of approximately $3.8 million in cash and cash equivalents, net of commissions, the issuance of 89,106 shares of our common stock under the 2019 ESPP and exercise of stock options with proceeds of approximately $0.3 million, offset by $2.9 million in payments of tax withholdings related to vesting of restricted stock awards and $0.9 million payments for financing and debt issuance costs.

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

Off-Balance Sheet Arrangements

As of September 30, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements, as that term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

During a clinical trial, we adjust the clinical expense recognition if actual results differ from estimates. We make estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical trial accruals are partially dependent upon accurate reporting by CROs and other third-party vendors. Although we do not expect estimates to differ materially from actual amounts, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any reporting period. For the three and nine months ended September 30, 2021 and 2020, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

Fair Value of the Baker Notes

We elected the fair value option under ASC 825, Financial Instruments, for the Baker Notes issued pursuant to that certain Baker Bros. Purchase Agreement with the Baker Purchasers, and Baker Bros. Advisors LP, as designated agent, dated April 23, 2020, as they are qualified financial instruments and are, in whole, classified as liabilities. Under the fair value option, we recognized the hybrid debt instrument at fair value inclusive of embedded features. The fair value of the Baker Notes issued, and the change in fair value of the Baker Notes at the reporting date, were determined using a Monte Carlo simulation-based model. Monte Carlo simulation was used to take into account several embedded features and factors including the future value of our common stock, a potential change of control event, the probability of meeting certain debt covenants, the maturity term of the Baker Notes, the probability of an event of voluntary conversion of the Baker Notes, exercise of the put right, and exercise of our call right. The mark-to-market adjustment for the quarter ended September 30, 2021 in the condensed consolidated financial statements was in consideration of the increased probability of the failure to meet certain affirmative debt covenants and thus paying a higher repurchase price.

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

Item 1A. Risk Factors

Except for the risk factors set forth below, there have not been any material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 4, 2021.

We will need to raise significant additional funds to finance our operations, including the commercialization of Phexxi and our development of EVO100, and to remain a going concern. If we are unable to raise additional capital when needed or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our business initiatives.

We have incurred significant losses and negative cash flows since our inception. We believe our existing capital resources, including the net proceeds from the issuance and sale of shares of our Series B-1 Convertible Preferred Stock and B-2 Convertible Preferred Stock in October 2021, will be sufficient to sustain our planned operations into the first quarter of 2022. Our ability to raise additional funds will depend, in part, on our ability to successfully commercialize Phexxi in the United States and to successfully develop EVO100 in a timely manner. If, for whatever reason, we are unable to gain traction in the market for Phexxi or fail to successfully develop EVO100, it may make any necessary debt, equity or alternative financing more difficult, more costly and more dilutive.

Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to commercialize Phexxi or develop our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. In certain situations, we are also currently prohibited from raising additional debt financing without the consent of the holders of our outstanding convertible notes. Furthermore, as a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility and disruptions. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional funds when needed or on acceptable terms, we may be unable to commercialize Phexxi as a contraceptive or to continue the development of EVO100. In addition, we may be required to delay, scale back or eliminate some or all of our other development programs and business initiatives, or be forced to cease operations entirely. To the extent we raise additional capital through the sale of equity, convertible debt or other securities convertible into equity, the ownership interest of our stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Future debt financings, if available at all, would likely involve agreements with additional covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, making additional product acquisitions or declaring dividends. If we raise additional funds through strategic collaborations, alternative non-dilutive financing, such as royalty-based financing, or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates or future revenue streams or grant licenses on terms that are not favorable to us. Moreover, if we are unable to continue as a going concern, we may be forced to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. Given the liquidation preference owed to holders of our Series B-2 Convertible Preferred Stock and amounts currently owed pursuant to the Adjuvant Notes and the Baker Notes, holders of our common stock may not receive value for their shares in the event of a liquidation.

We have certain obligations pursuant to our issued and outstanding convertible notes and related note purchase agreements, and our failure to comply with these obligations could have a material adverse effect on our business, financial condition or results of operations.

In April 2020, we entered into the Baker Bros. Purchase Agreement with certain institutional investors and their designated agent pursuant to which we issued and sold secured convertible promissory notes in an aggregate principal amount of $25.0 million and warrants to purchase shares of our common stock. In October 2020, we entered into the Adjuvant Purchase Agreement pursuant to which we issued and sold to certain institutional investors unsecured convertible promissory notes in an aggregate principal amount of $25.0 million. Our failure to make payments as due under these notes would likely amount to an event of default. Pursuant to the terms of the Baker Bros. Purchase Agreement and the Adjuvant Purchase Agreement, events of default also include, but are not limited to, a material breach of representations, our failure to comply with our obligation to convert the related promissory notes, certain defaults of indebtedness and failure to perform or observe, and in certain instances, cure, certain covenants, including, but not limited to, covenants requiring us to maintain the listing of shares of our common stock on the Nasdaq Capital Market and to achieve cumulative net sales of Phexxi of at least $100.0 million by June 30, 2022. These agreements also limit our ability to incur debt, merge or, declare dividends. In particular and pursuant to the Baker Bros. Purchase Agreement, if an event of default occurs, each purchaser could elect, at its option pursuant to the agreement, to require us to repurchase all or any portion of the notes in cash at a repurchase price equal to the sum of (i) three times the sum of the outstanding balance, plus (ii) the aggregate value of future interest that would have accrued under the call principal amount from the period commencing on the date on which this amount is declared to be due and payable through the fifth anniversary of the initial closing pursuant to the Baker Bros. Purchase Agreement. This repurchase would materially and adversely impact our business, results of operations and financial condition, as well as increase our need to raise additional capital.

Our shares of common stock could be delisted from the Nasdaq Capital Market which could result in, among other things, a decline in the price of our common stock and less liquidity for holders of shares of our common stock.

Our common stock is listed on the Nasdaq Capital Market, which imposes, among other requirements, a minimum $1.00 per share bid price requirement for continued inclusion on The Nasdaq Capital Market pursuant to the Bid Price Requirement. The closing bid price for our common stock must remain at or above $1.00 per share to comply with the Bid Price Requirement for continued listing. Since July 12, 2021, the closing bid price for our common stock has been below $1.00 per share. On August 23, 2021, we received a deficiency letter from the Staff of Nasdaq notifying us, that, for the preceding 30 consecutive trading days, the closing bid price for shares of our common stock was below the minimum $1.00 per share requirement and that we had failed to comply with the Bid Price Requirement.

In accordance with Nasdaq rules, we have been provided until the Compliance Date to regain compliance with the Bid Price Requirement. If, at any time before the Compliance Date, the closing bid price for shares of our common stock is at least $1.00 for a minimum of 10 consecutive business days, the Staff will provide us written confirmation of compliance with the Bid Price Requirement. If we do not regain compliance with the Bid Price Requirement by the Compliance Date, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the Bid Price Requirement, and would need to provide written notice of our intention to cure the deficiency during the second 180 calendar day compliance period, by effecting a reverse stock split, if necessary. If we do not regain compliance with the Bid Price Requirement by the Compliance Date and are not eligible for the additional 180 calendar day compliance period at that time, the Staff will provide written notification to us that shares of our common stock will be subject to delisting. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Hearing Panel. There can be no assurance that we will regain compliance with the Bid Price Requirement within any compliance period, we will be eligible for an additional 180 calendar day compliance period, any appeal to the Nasdaq Hearing Panel will be successful or that we will otherwise maintain compliance with any of the other Nasdaq listing requirements.

Delisting from the Nasdaq Capital Market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. Other consequences could include: adversely affecting our ability to obtain equity financing at acceptable terms, a negative effect on the common stock trading volume, price, and an increase in the stock volatility, and a possible loss of confidence by shareholders, employees, and business partners. We cannot ensure that our common stock, if delisted from the Nasdaq Capital Market, will be listed on another national securities exchange or quoted on an over-the counter quotation system. As noted above, our failure to maintain the listing of our common stock on the Nasdaq Capital Market would also likely be an event of default under the Baker Bros. Purchase Agreement.

We have a limited number of shares of common stock available for future issuance which could adversely affect our ability to raise capital or consummate strategic transactions.

We are currently authorized to issue 300 million shares of common stock under our amended and restated certificate of incorporation. As of October 31, 2021, we have issued 163,144,964 shares of common stock and approximately 96,919,504 shares of common stock were committed for issuance giving effect to the assumed exercise of all outstanding warrants and options and the assumed conversion of all issued and outstanding convertible notes as of this date. As of this date, we were also required to reserve 12,500,000 shares of common stock for issuance upon conversion of outstanding shares of Series B-2 Convertible Preferred Stock. Due to the limited number of authorized shares common stock available for future issuance, we may not able to raise additional equity capital or complete a merger or other business combination unless we increase the number of shares we are authorized to issue. We are seeking stockholder approval to increase the number of our authorized shares of common stock at a special meeting of our stockholders to be held on December 8, 2021, and we can provide no assurance that we will succeed in obtaining the requisite approval to amend our amended and restated certificate of incorporation to increase the number of shares of common stock we are authorized to issue which could negatively impact our business, prospects and results of operations or ultimately cause us to have to cease operations entirely.

The Series B-2 Convertible Preferred Stock has rights, preferences and privileges that are not be held by, and are preferential to, the rights of holders of our common stock, which could adversely affect the liquidity and financial condition of the Company, and may result in the interests of the holders of Series B-2 Convertible Preferred Stock differing from those of the holders of our common stock. Any issuance of our common stock upon conversion of the Series B-2 Convertible Preferred Stock will cause dilution to holders of our common stock and may depress the market price of our common stock.

The Series B-2 Convertible Preferred Stock ranks senior to the holders of shares of our common stock with respect to liquidation preferences. Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of Series B-2 Convertible Preferred Stock will be entitled to receive distributions out of our assets in an amount per share equal to $1,000 per share (or approximately $5 million as of October 31, 2021), before any distributions shall be made on any shares of our common stock. In addition and following October 26, 2025, holders of Series B-2 Convertible Preferred Stock are entitled to request redemption of their shares of Series B-2 Preferred Stock at the price of $1,000 per share. These preferential rights could result in divergent interests between the holders of shares of Series B-2 Convertible Preferred Stock and the holders of our common stock. Shares of Series B-2 Convertible Preferred Stock are also convertible into shares of our common stock (subject to typical beneficial ownership and Nasdaq 19.99% limitations). Shares of common stock issued upon conversion of the Series B-2 Convertible Preferred Stock will cause dilution to holders of our common stock. The conversion price per share for shares of our Series B-2 Convertible Preferred Stock is the greater of $0.60 or the price computed as the product of 0.85 multiplied by the arithmetic average of the closing sale prices of a per share of our common stock during the five consecutive trading-day period immediately preceding the conversion date. Until late April 2022, this conversion price is also subject to full ratchet adjustment for certain dilutive issuances. This conversion price and the shares issuable upon conversion of shares of Series B-2 Convertible Preferred Stock may depress the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Purchases

The table below is a summary of purchases of our common stock we made during the quarter covered by this report. Other than as indicated in the table below, no such purchases were made in any other month during the quarter. We do not have any publicly announced repurchase plans or programs.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July 1- July 31	19,998	$0.98	—	—
(1) These shares were surrendered to the Company to satisfy tax withholdings obligations in connection with the vesting of restricted stock awards.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Effective November 15, 2021, Russell Barrans will retire as the Company’s chief commercial officer. In connection with Mr. Barrans’ retirement, on November 12, 2021, the Company entered into a separation agreement with Mr. Barrans (the Barrans Separation Agreement). The Barrans Separation Agreement includes a customary release of claims against the Company that are or may be held by Mr. Barrans and entitles Mr. Barrans to (i) a severance payment equal to $511,290, which represents twelve months in value of Mr. Barrans’ base salary and is payable, at the Company’s election, in a lump sum or by normal payroll until February 28, 2022 and (ii) a prorated performance bonus for fiscal year 2021, to be determined by the Compensation Committee, which is payable no later than March 15, 2022. The foregoing description of the Barrans Separation Agreement does not purport to be complete and is subject to and qualified in its entirety by reference to the Barrans Separation Agreement filed as Exhibit 10.2 to this report and incorporated by reference herein.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Exhibit Title	Filed Herewith	Incorporated by Reference
			Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation	X
10.1^	Securities Purchase Agreement, dated October 11, 2021		8-K	001-36754	October 12, 2021
10.2	Confidential Employment Transition Plan and General Release Agreement, dated November 12, 2021	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS†	XBRL Instance Document	X
101.SCH†	XBRL Taxonomy Extension Schema Document	X
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF†	XBRL Definition Linkbase Document	X
101.LAB†	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document	X

^	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.
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

†
The financial information of Evofem Biosciences, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on November 15, 2021 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Operations, (iv) the Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVOFEM BIOSCIENCES, INC.

Date: November 15, 2021	By:	/s/ Justin J. File
Justin J. File
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)