Form 10-K
period 2021-12-31
Evofem Biosciences, Inc.
filed 2022-03-10
CIK 1618835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the common stock held by non‑affiliates of the registrant was approximately $172,915,009 as of June 30, 2021, based upon the closing sale price on the Nasdaq Capital Market reported for such date. Shares of common stock held by each executive officer and director and certain holders of more than 10% of the outstanding shares of the registrant’s common stock have been excluded in that such persons may be deemed to be affiliates. Shares of common stock held by other persons, including certain other holders of more than 10% of the outstanding shares of common stock, have not been excluded in that such persons are not deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of Registrant’s Common Stock outstanding as of February 28, 2022, was 167,783,009.

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
•our ability to maintain the listing of shares of our common stock on the Nasdaq Capital Market, including the results or potential results of any hearing;
•our ability to comply with the provisions and requirements of our debt arrangements;
•the impacts of the ongoing pandemic related to a novel strain of a virus named severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2) (coronavirus), which causes coronavirus disease 2019 (COVID-19), including, without limitation, its impact on our business and the commercialization of Phexxi;
•the potential for changes to current regulatory mandates requiring health insurance plans to cover United States (U.S.) Food and Drug Administration (FDA) cleared or approved contraceptive products without cost sharing;
•our ability to obtain or maintain third-party payer coverage and adequate reimbursement, and our reliance on the willingness of patients to pay out-of-pocket for Phexxi absent full or partial third-party payer reimbursement;
•our ability to obtain the necessary regulatory approvals to market and commercialize Phexxi for prevention of urogenital transmission of Chlamydia trachomatis infection (chlamydia) and Neisseria gonorrhoeae infection (gonorrhea) in women, and any other product candidate we may seek to develop;
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

To date, only one of our products, Phexxi vaginal gel, has been approved by the FDA for marketing in the United States. Our other current clinical programs and product candidates are investigational and have not been submitted to or approved by the FDA, and neither Phexxi nor our other product candidates have been approved by the European Medicines Agency (EMA) or any other regulatory authority anywhere else in the world.
Unless the context requires otherwise, references in this Annual Report to “Evofem,” “Company,” “we,” “us” and “our” refer to Evofem Biosciences, Inc. and its subsidiaries.
This Annual Report on Form 10-K includes our trademarks, trade names and service marks, including “Phexxi®,” which are protected under applicable intellectual property laws and are the property of Evofem Biosciences, Inc. or its subsidiaries. Solely for convenience, trademarks, trade names and service marks referred to in this Annual Report may appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

PART I
Item 1. Business.
Overview
We are a San Diego-based commercial-stage biopharmaceutical company committed to developing and commercializing innovative products to address unmet needs in women’s sexual and reproductive health, including hormone-free, woman-controlled contraception and protection from certain sexually transmitted infections (STIs).
Our first commercial product, Phexxi, was approved by the FDA on May 22, 2020 and is the first and only FDA-approved, hormone-free, woman-controlled, on-demand prescription contraceptive gel for women. We commercially launched Phexxi in September 2020 in the United States. We intend to commercialize Phexxi in all other global markets through partnerships or licensing agreements.
We are evaluating Phexxi for two potential new indications: the prevention of chlamydia and the prevention of gonorrhea in women. These are two of the most pervasive STIs in the United States. The Centers for Disease Control and Prevention (CDC) estimates that four million new chlamydia infections and 1.6 million new cases of gonorrhea occurred in 2018 alone. The number of reported cases is lower than the estimated total number because almost 60% of women infected with chlamydia have no symptoms. This is a concern because chlamydia and gonorrhea have been reported to be responsible for one-third to half of pelvic inflammatory disease (PID) cases. PID can cause serious, long-term problems including infertility, ectopic pregnancy, and chronic pelvic pain.
Currently, there are no FDA-approved prescription products for the prevention of either of these dangerous infections. In October 2020, we initiated our confirmatory Phase 3 clinical trial of Phexxi for these potential indications (EVOGUARD). We expect top-line results from EVOGUARD in the second half of 2022.
The FDA has designated Phexxi, using the investigational name EVO100, (EVO100) as a Qualified Infectious Disease Product (QIDP) for the prevention of urogenital chlamydia infection and the prevention of urogenital gonorrhea infection in women. QIDP designation provides several important potential advantages to a future drug product, including possible priority review of its marketing application, and a longer period of marketing exclusivity under the FDA statutes. The FDA has also granted Fast Track designations to EVO100 for both potential new indications.
EVO200 vaginal gel (EVO200), our investigational candidate for the reduction of recurrent bacterial vaginosis (BV), uses the same proprietary vaginal pH modulator platform as Phexxi. EVO200 has been designated a QIDP by the FDA for this indication. In a Phase 1 dose-finding trial for this indication, the highest dose formulation of the study drug demonstrated reduced vaginal pH for up to seven days following a single administration. We may decide to pursue further development of EVO200 in the future.
Phexxi, EVO200, and other product candidates in development share similar non-hormonal, acid-buffering, bioadhesive properties. However, they are designed differently to target viral and bacterial pathogens while playing an integral role to the survival of healthy bacteria in the vagina, enabling women to achieve better sexual and reproductive health.
Our Leadership Team

We have assembled a world-class team with industry-recognized expertise in the development and commercialization of products in women’s sexual and reproductive health.
Our Strategy
Key elements of our strategy include:
•Successfully commercialize Phexxi. Our primary focus is the successful commercialization of Phexxi in the United States. Outside the United States, we intend to commercialize Phexxi through strategic partnerships or license agreements in several key target regions, including the Greater European Union plus the United Kingdom (EU), Asia Pacific (APAC), and Latin America (LATAM). We believe this approach will allow us to effectively deploy our capital to maximize the inherent value of Phexxi for the benefit of all stakeholders.
•Leverage our vaginal pH modulator platform to develop and commercialize novel, first-in-class products for women. Following the successful development and FDA approval of Phexxi for the prevention of pregnancy, we are continuing the clinical development of our vaginal pH modulator platform, including our Phase 3 program evaluating the potential of Phexxi to prevent chlamydia and gonorrhea in women and the development of additional product candidates.
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
Contraceptive Market Overview
United States Contraceptive Market
The total U.S. contraceptive market was valued at $7.35 billion in 2020 and is expected to reach approximately $9.6 billion by 2027 with a compound annual growth rate of 4.2% year-over-year between 2020 and 2027.
Current contraceptive options include:
•devices designed to prevent pregnancy through physical means, such as condoms and diaphragms;
•hormone-based pharmaceutical products, including oral contraceptives (OCs), vaginal rings, transdermal patches, intramuscular injections, subcutaneous implants and intrauterine devices (IUDs), which can be associated with undesirable side effects such as weight gain, loss of libido and mood changes that may lead women to discontinue their use and seek alternative contraceptive methods;
•a hormone-free copper IUD; and
•Phexxi, a prescription vaginal pH modulator that was introduced to the market in September 2020.
The only non-hormonal option within the top five sales-generating segments in 2019 was the male condom, which is an over-the-counter (OTC) product. Besides condoms, the only currently available OTC products in the United States are nonoxynol-9 containing (N-9) spermicides. These surfactant-based products can potentially cause genital irritation and inflammation that may increase the risk of contracting human immunodeficiency virus (HIV) or other STIs from an infected partner. The FDA requires specific warnings to appear on all N-9 products that state: “this product does not protect against HIV/AIDS or other STDs and may increase the risk of getting HIV from an infected partner” as well as: “Do not use if you or your sex partner has HIV/AIDS. If you do not know if you or your sex partner is infected, choose another form of birth control method.”
As shown in the chart below, in the United States, 13.1 million women use no method of birth control, putting them at risk of unintended pregnancy. An additional 10.3 million women in the United States rely on condoms or some other form of non-hormonal OTC birth control (e.g. rhythm, withdrawal). Another 18.8 million women in the United States use prescription birth control methods, which are predominantly hormone-based with the sole exception of the copper IUD.

U.S. Contraceptive Market

Source: Daniels K, Abma JC. Current contraceptive status among women aged 15-49: United States, 2015-2017. NCHS Data Brief. 2018; 327: 1-14.
Market Opportunity: Contraception
Hundreds of millions of women worldwide seek sexual and reproductive health products that provide them with their self-defined control of their individual needs during their (on average) 30+ years of fertility. As such, women using contraception consider the most appropriate methods for their purposes and intended use. According to the United Nations, in 2017, model-based estimates indicated that approximately 75% of women of reproductive age (18 to 49) worldwide required some form of family planning.
Innovation and new product introductions in the women’s reproductive and sexual health care arena have been limited when compared to other therapeutic categories. While several new contraceptive category entrants have been introduced over the last couple of years, we believe Phexxi is the first innovative contraceptive method introduced in the United States since NuvaRing was approved by the FDA in 2001.
According to the CDC, reducing the percentage of all unintended pregnancies has been one of the National Health Promotion Objectives since its establishment in 1980. Despite efforts to reduce their incidence, over two million unintended pregnancies occur in the United States annually. Following decades of minimal change or increase, the percentage of unintended pregnancies in the United States decreased slightly from 2008 to 2011. Despite this decrease, 45%, or 2.8 million of the 6.1 million total pregnancies in the United States, were unintended in 2011 (Finer et al., NEJM, 2016).

Our Commercial Product
Phexxi as a Contraceptive
Phexxi vaginal gel is the only FDA-approved, hormone-free, on-demand, woman-controlled prescription contraceptive drug product available in the United States. We believe Phexxi’s attributes address significant gaps and underserved and unmet needs in the contraceptive market and make it an attractive contraceptive choice for women.
Phexxi key benefits:
•Hormone-free: Phexxi is an innovative gel that works to prevent pregnancy without the use of hormones. Because Phexxi is completely hormone-free, women do not have to worry about the hormone related side effects like weight gain, mood swings, or blood clots which are associated with hormonal birth control methods.
•Only when you need it: With Phexxi, women no longer need to have birth control in their bodies 24/7. Phexxi is used in the moment, right before each and every act of sex, so no daily commitment is required. This also makes Phexxi easily reversible, providing women with a flexible option for family planning.
•First in class: Phexxi is the first and only hormone-free prescription birth control gel that women control. Phexxi works to prevent pregnancy by maintaining the vaginal pH, which reduces sperm motility, and lowers the chance of sperm reaching the egg. This revolutionary mechanism of action is unique to Phexxi, meaning there are no other products like it in the market.
•Woman-controlled: Phexxi puts women in control of their bodies and their pregnancy prevention. With Phexxi, there is no need to rely on a partner to bring a condom and no need to head into the doctor’s office for an injection or procedure to prevent pregnancy. The quick and easy pre-sex application is designed with spontaneity and convenience in mind.

We believe Phexxi is a disruptive entry to the U.S. contraceptive landscape. Phexxi is designed to address underserved and unmet needs in the birth control market, as seen in the table below. Women are becoming highly aware of the hormones that they put in their bodies, with ~75% of women having some concerns or completely opposing hormonal birth control. These women are a part of the approximately 23 million women who are currently not using hormonal birth control methods, and who we are seeing as a large subset of early adopters of Phexxi.

Our sales data further support the uptick of early adopters with almost half of prescriptions coming from women who were not using a method of contraception in the previous year. This data indicates that the Phexxi reach goes beyond those women who have fallen out of the birth control funnel, and extends to a robust amount of women who are switching from other prescription birth control methods to Phexxi, further highlighting that the key attributes of Phexxi are appealing to a wide range of women. Additionally, we are seeing that the majority of women (~80%) starting Phexxi are under the age of 40, which is promising for long term adoption of the brand.

Prescription Contraceptive Products and Associated Benefits
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

Phexxi was developed to have acid-buffering (pH 3.5), bioadhesive and viscosity-retaining properties to provide effective acidification of the male ejaculate in the vagina and to form a long-lasting layer of gel over the vaginal and cervical surfaces. Typically, the introduction of semen (pH = 7.2-8.0) into the vagina causes a rise in pH above 6.0 due to the alkalinity of the ejaculate, which neutralizes the normally acidic vaginal environment and allows for the survival of sperm. The active ingredients in Phexxi produce a normal vaginal pH (3.5-4.5) even in the presence of semen, creating an inhospitable environment for sperm. The maintenance of the acidic vaginal pH reduces the availability of calcium ions which are needed to drive sperm tail movement. In vitro studies show immediate sperm motility reduction. Phexxi prevents pregnancy by reducing sperm motility, inhibiting sperm from reaching the ovum to form a zygote. Other properties contributing to Phexxi’s mechanism of action are its capacity to maintain sufficient viscosity even upon dilution with the introduction of semen into the vagina, impede cervical mucus penetration, and form a protective layer over the vaginal and cervical epithelium.

The diagram below shows the respective pH levels of the vagina and semen.

Commercialization Strategy
Our strategy is to commercialize Phexxi and to leverage our vaginal pH modulator platform to develop and commercialize novel, first-in-class products for women. We have deployed a dedicated sales team and developed a telehealth platform and media strategy focused on maximizing the commercial return from Phexxi in the United States.

Outside of the United States, we plan to focus on three key regions – the EU, APAC, and LATAM. Our intent is to establish regional and/or global partnerships in these regions by either sublicensing the commercialization rights or entering into distribution agreements with one or more third parties for the commercialization of Phexxi and our product candidate. We expect these third parties to be involved in the regulatory process in their respective markets as well as any clinical trials to support regulatory submissions, if required.
Commercialization of Phexxi in the United States
We believe the United States market is the largest commercial opportunity for Phexxi and our product candidates. In September 2020, we commercially launched Phexxi, with a sales force promoting Phexxi directly to obstetricians/gynecologists and their affiliated health professionals, who collectively write the majority of prescriptions for contraceptive products. Our sales force currently comprises approximately 57 regional sales representatives and eight business managers, supported by a self-guided virtual HCP learning platform. Additionally, we offer women direct access to Phexxi via our telehealth platform where women can directly meet with an HCP to determine their eligibility for a Phexxi prescription and potentially have it written by the HCP, filled and mailed directly to them by a third-party pharmacy.

Our comprehensive commercial strategy for Phexxi includes marketing and product awareness campaigns targeting women of reproductive potential in the United States, including the approximately 23 million women who are not using hormonal contraception and the approximately 18.8 million women who are using a prescription contraceptive, some of whom, particularly pill users, may be ready to move to an FDA-approved, non-invasive, hormone-free contraceptive, as well as certain identified target HCP segments. In addition to marketing and product awareness campaigns, our commercial strategy includes payer outreach and execution of our consumer digital and media strategy.
These efforts are complemented by multi-channel marketing campaigns to raise brand awareness, including direct-to-consumer (DTC) and health care professional campaigns. These key initiatives are supported by advertising campaigns encompassing social media, print and digital media, paid search initiatives, and public relations efforts.

On February 14, 2021, we launched our first DTC advertising campaign, known as the Get Phexxi campaign (Get Phexxi) designed to increase awareness and educate women on the benefits of Phexxi. Get Phexxi highlights some of the struggles women face when choosing among the many available methods of contraception, including the lack of control with condoms, constant daily use of the pill, and abstinence required for cycle tracking.

On September 9, 2021, we launched a national campaign featuring brand ambassador and Emmy Award-winning celebrity Annie Murphy, known as the House Rules campaign (House Rules), designed to broaden awareness and drive uptake of Phexxi. The House Rules campaign has significantly increased our target audience awareness of Phexxi, driven women to request a trial from their HCPs and driven significant increases in new HCPs recommending and prescribing Phexxi. Through December 31, 2021, the House Rules DTC campaign has impacted key metrics. The number of ex-factory units sent to distributors grew each quarter in 2021 and totaled 89,163 for the year. The largest growth occurred in the fourth quarter, with an increase in ex-factory units sent to distributors of 73% in Phexxi units shipped compared to the third quarter. This growth in the fourth quarter was propelled by over 22,600 new patients starting Phexxi, a 56% increase as compared to the third quarter. Ex-factory growth was further driven by a significant growth in refills (over 9,700 refill prescriptions, a 111% increase compared to the third quarter).

Our experienced team of key account directors and medical affairs team also focus on educating key payer accounts, pharmacy benefit managers (PBMs), key opinion leaders and medical associations about the importance of offering a wider set of options to women seeking non-hormonal, woman-controlled contraceptive methods. These educational activities have been and will continue to be supported by presentation of clinical data at key national congresses (such as the annual meetings of the American College of Obstetricians and Gynecologists, the Society of Family Planning, the American Society for Reproductive Medicine, and Nurse Practitioners in Women’s Health), clinical publications, and additional market development activities.
Payer and Reimbursement Strategy: United States
Pricing Strategy
Our pricing strategy for Phexxi was informed by extensive payer research including discussions with decision makers at major health plans and PBMs across the United States who control nearly 83 million commercial lives. Based on this gathered intelligence, we initially priced Phexxi at $267.50 per box of 12 applicators, which on an annualized basis is comparable to the average annual cost of other branded contraception products. As of October 1, 2021, Phexxi is priced at $294.00 per box of 12 applicators, which when annualized is comparable to all other contraceptives commercially available today.

Phexxi is classified in the databases and pricing compendia of Medi-Span and First Databank, two major drug information databases that payers consult for pricing and product information, as the first and only “Vaginal pH Modulator.”
Third-party Payers
Market acceptance and sales of Phexxi and our other product candidates, assuming approval, will depend in part on the extent to which reimbursement for these products will be available from third-party payers, which include government health administration authorities, managed care organizations, private health insurers and PBMs. Third-party payers decide which therapies they will pay for and establish reimbursement levels. Decisions regarding the extent of coverage and amount of reimbursement to be provided for any product are made on a payer-by-payer basis. One payer’s determination to provide coverage for a drug does not assure that other payers will also provide coverage and adequate reimbursement for that drug.
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
We continue working to increase the number of lives covered and to gain preferred formulary position for Phexxi. As of December 2021, IQVIA, a leading healthcare data science company, reports that approximately 80% of Phexxi prescriptions are being approved either by payers or through Evofem patient support programs. We have coverage for approximately 55% of U.S. commercial lives, including approximately nine million lives covered at no out-of-pocket cost and approximately 13.7 million lives covered under our December 2020 contract award from the U.S. Department of Veterans Affairs.
We are also participating in government programs that include the 340B and the Medicaid Drug Rebate Program, which took effect January 1, 2021, and affords access to Phexxi for the U.S. Medicaid population, comprising approximately 68 million members, including approximately 16.8 million women 19-49 years of age.
In January 2022, the Health Resources and Services Administration (HRSA) and the U.S. Department of Labor separately issued updated guidance related to contraceptive access. The new guidance specifies that most insurers and PBMs must provide coverage with no out-of-pocket costs to women, for FDA-approved contraceptive products, like Phexxi, prescribed by health care providers.
Under the HRSA Women's Preventive Services Guidelines, the full range of FDA-approved, granted, or cleared contraceptives, effective family planning practices, and sterilization procedures should be available as part of contraceptive care. The full range of contraceptives is clarified to include those currently listed in the FDA's Birth Control Guide and any additional contraceptives approved, granted, or cleared by the FDA. The HSRA guidelines take effect in plan year 2023, with earlier adoption allowed.
Under the U.S. Department of Labor's published tri-agency clarification regarding contraceptive coverage, plans are required to cover an FDA-approved, cleared, or granted contraceptive if a provider deems it medically necessary at $0 cost share, whether or not it is specifically identified in the current FDA Birth Control Guide. Additionally, plans cannot require patients to try and fail multiple options within a method, or force trying and failing other methods, if a provider deems a product medically necessary.
We believe these updates are a very significant step forward toward ensuring contraceptive access for all women at zero copay under the Affordable Care Act (ACA).
We continue to work with the FDA’s Office of Women’s Health to update its Birth Control Guide (Guide) to include a new category for vaginal pH modulators, as the current guide does not have a place for Phexxi due to its unique mechanism of action. While the HRSA and Department of Labor guidance are clear that plans are required to cover FDA- approved contraception at $0 cost share, whether or not it is specifically identified in the FDA Birth Control Guide, we believe there is still merit to the Guide being current and accurate. The Guide is used as an educational tool by obstetrician/gynecologists, and we therefore believe it should include all FDA-approved methods of birth control. To support this initiative, we have launched a grassroots coalition that shows the public’s support of the need for updating the chart.
Contraceptive Market Landscape
The modern contraception market was established in 1960 with the introduction of “the pill,” the first oral contraceptive widely available to women in the United States. As shown in the timeline below, there was no notable innovation providing additional options in women’s reproductive health until almost 30 years after the introduction of “the pill,” when pharmaceutical companies introduced the non-hormonal copper IUD and synthetic hormonal products with different hormonal delivery systems, including the hormonal IUD, implants, the patch, and vaginal ring.

We expect that Phexxi vaginal gel will grow the prescription birth control user market when considering the 28.3 million women who are currently at risk for pregnancy and do not use hormone-based contraceptives as their primary form of contraception. Additionally, as women’s expectations change throughout their contraceptive journey, we expect Phexxi to compete for market share in at least three categories: 1) Hormonal short acting reversible contraceptives consisting of oral contraceptive pills, patches, and rings; 2) Long-Acting Reversible Contraception (LARC), comprising IUDs, implants, and injectables; and 3) OTC methods, dominated primarily by the male condom.
Prescription Contraception
In the United States, an estimated 18.8 million women use prescription contraception.
OCs

Oral contraceptives (OCs), also known as the pill, are the most commonly used form of birth control in the United States today. There are two main kinds of hormonal OCs: combination birth control pills, which contain both estrogen and progestin, and the progestin only pill. OCs typically must be taken at the same time every day to be the most effective.

LARC
LARC is not dependent on user adherence, which appeals to those who benefit from a passive form of birth control with no daily requirement to take a pill. However, many women have opted against the IUD for fear of a bad insertion experience or having something in them (i.e. a “foreign body effect”). For other women who opt into the insertion procedure, many have decided to remove their IUD due to the hormonal and other side effects that they experience. Others have been deterred by the risks of IUDs brought to light by ongoing lawsuits.
Implants
The contraception implant must be implanted under the skin and removed by a qualified HCP, requiring a medical procedure. It provides contraception by releasing hormones over a three-year period. The implant is marketed in the United States as Nexplanon by Organon.
IUDs
The copper IUD was introduced to the market in 1988 and provides protection by disrupting sperm motility and damaging sperm so that they are prevented from joining with an ovum. Today, the copper IUD is principally marketed by Cooper Surgical, Inc. as Paragard.
The hormonal IUD is principally offered under the brand names, Kyleena, Skyla and Mirena, a family of products from Bayer Pharmaceuticals. All IUDs must be inserted and removed by a physician.
Non-oral, Hormonal Contraceptives
Contraceptive Patch
The weekly contraceptive patch was introduced in 2000 by Johnson & Johnson’s Janssen division; however, deaths resulting from venous thromboembolism due to hormonal exposure had a significant negative impact on the patch and led to label changes restricting utilization. Following the loss of exclusivity, Johnson & Johnson’s Janssen division exited women’s health care and contraception as a promotional category. A new branded patch was launched in late 2020 under the brand name Twirla (Agile Therapeutics) and is competing against a generic entrant Xulane (Mylan).
Vaginal Ring
The hormonal vaginal ring by Merck & Co. was introduced to the market in 2001; however, generic versions are now available. The ring is used for three weeks and then removed for a week during menses and a new hormonal vaginal ring is inserted. The efficacy of the vaginal ring is similar to hormonal oral contraception. Users of the vaginal ring report the same incidence of hormone related side effects as those using oral hormonal contraception.
An annual hormonal vaginal ring was launched in the United States in 2020 under the brand name Annovera (TherapeuticsMD).
Injectables
The primary injectable hormonal contraceptive on the market is Depo-Provera offered by Pfizer Inc. Each injection provides protection for up to 12 to 14 weeks, but patients must receive injections once every 12 weeks to get optimal contraceptive protection. Depo-Provera was introduced to the market in 1992.
Non-prescription OTC
In the United States, an estimated 10.3 million women rely on OTC products for their contraceptive needs.
Condoms are the dominant product offering in OTC sales. Approximately six million women depend on condom use as their only method of birth control. The predominant brands are Trojan (Church & Dwight) and Durex (Reckitt Benckiser).
Additional OTC products include spermicides, which are available in sponges, jelly/creams and foams. Spermicides carry a black box warning label and have very limited utilization.

Vaginal pH Modulator
New adopters of Phexxi are expected to come equally from each category discussed, as interest in Phexxi falls into three distinct segments: (1) those women who are not currently using hormone-based contraceptives; (2) those women awaiting an alternative to hormonal contraception; and (3) those women who are expected to utilize Phexxi as added protection to their current form of birth control. Our market research has indicated that the hormone-free, on-demand, woman-controlled aspect of Phexxi makes it an attractive option across the entire competitive set.

Ex-United States Markets
In markets outside of the United States, we intend to establish regional and/or global partnerships by either sublicensing the commercialization rights or entering into distribution agreements with one or more third parties for the commercialization of Phexxi and/or the applicable product candidate in that market.

In October 2021, we submitted the registration for our hormone-free contraceptive vaginal gel to the Mexican Regulatory Agency COFEPRIS (Comisión Federal para la Protección contra Riesgos Sanitarios) (COFEPRIS). In January 2022, we submitted registrations to the National Agency for Food and Drug Administration and Control in Nigeria and the Ethiopian Food and Drug Authority. These are the first tranche of several strategic regulatory submissions planned under Evofem's 2020 Global Health Agreement with Adjuvant Capital.
Manufacturing
We outsource the manufacturing of Phexxi (and our investigational product candidates) to a third party. We are currently contracted with a gel manufacturer to manufacture Phexxi in accordance with all applicable current good manufacturing practices (cGMP) regulations, as well as in compliance with all applicable laws and other relevant regulatory agency requirements for manufacture of pharmaceutical drug products and combination drug-device products. As of December 31, 2021, we estimated that we had manufactured inventory on hand to support approximately fifteen months of anticipated demand for Phexxi.
We are currently installing a second filling and packaging line at our manufacturer. We expect this line will be installed and qualified for manufacturing in 2022, thereby increasing our production capabilities to meet anticipated market demand for Phexxi.
Our Pipeline
Phexxi for STI Prevention
Our lead clinical program is evaluating Phexxi (using the investigational name EVO100) for the prevention of chlamydia and gonorrhea in women – the two most frequently reported bacterial infections in the United States. Currently, there are no FDA‑approved prescription products for the prevention of either of these common STIs. The FDA has designated EVO100 (Phexxi) a Qualified Infectious Disease Product (QIDP) for the prevention of urogenital chlamydia infection and the prevention of urogenital gonorrhea infection in women. The FDA has also granted Fast Track designations to EVO100 (Phexxi) for both potential new indications.
According to the CDC, any sexually active person can be infected with chlamydia or gonorrhea. Despite the CDC recommendation for condom use to prevent STIs, U.S. rates of infection with chlamydia and gonorrhea climbed in 2019 for the sixth consecutive year. The CDC reported 1.8 million new cases of chlamydia in 2019, the most ever reported, and over 600,000 new cases of gonorrhea, also the highest reported. The number of reported cases is lower than the estimated total number because infected people are often unaware of, and do not seek treatment for, their infections. Almost 60% of women infected with chlamydia have no symptoms. Based on these reports, an estimated 78 million women 18-65 years of age who are sexually active in the United States could be at risk to contract these STIs.
Chlamydia and gonorrhea have been reported to be responsible for one-third to one-half of pelvic inflammatory disease (PID) cases. PID can cause serious, long-term problems including infertility, ectopic pregnancy, and chronic pelvic pain. We believe this represents a significant unmet medical need, as well as a commercial opportunity.
In December 2020, the CDC updated its “Treatment Guidelines for Gonococcal Infection” due to the increasing resistance of gonorrhea and other organisms to treatment with the antibiotic azithromycin, which was the prior standard of care.

Phase 2B/3 Trial for STI Prevention
In 2019, we completed AMPREVENCE, a double-blinded, placebo-controlled Phase 2B/3 trial (AMPREVENCE) to evaluate the efficacy of Phexxi for the prevention of sexual transmission of chlamydia (primary endpoint) and gonorrhea (secondary endpoint). This trial enrolled 860 women, 18 to 45 years of age, at approximately 50 sites in the United States.
AMPREVENCE met both its primary and secondary endpoints of reducing the risk of chlamydia and gonorrhea infection, respectively, and demonstrated that Phexxi was generally safe and well tolerated. The infection rate of chlamydia among women who used Phexxi for the four-month study period was 4.9% (n=14/288) compared to 9.8% among those who used placebo for four months (n=28/287) (p=.024), a relative risk reduction of 50% in the primary endpoint. Among the reported cases of gonorrhea infection, the infection rate was 0.7% in the Phexxi arm (n=2/280), compared to 3.2% in the placebo arm (n=9/277) (p=.03), a relative risk reduction of 78% in the secondary endpoint. Phexxi was generally safe and well tolerated in this study population with the number of adverse events similar across both arms (7.2% for Phexxi and 7.5% for placebo) and no serious treatment-related adverse events reported.
Prior to the Phase 2B/3 trial, the FDA indicated that if AMPREVENCE met its primary endpoint, it could be considered as one of two pivotal trials required for approval of Phexxi for the prevention of chlamydia in women.
EVOGUARD
Based on the positive and statistically significant top-line results of our Phase 2B/3 AMPREVENCE trial, we initiated our Phase 3 EVOGUARD clinical trial in October 2020. We completed enrollment in March 2022 and expect to report top-line EVOGUARD results in the second half of 2022. Assuming positive results from the trial, we expect to submit a marketing application for Phexxi in the first half of 2023 with an anticipated FDA action date under the Prescription Drug User Fee Act in the second half of 2023. This is due to the potential for priority review afforded by the Fast Track Designation granted to EVO100 (Phexxi) by the FDA for the prevention of both chlamydia and gonorrhea. The FDA also designated EVO100 (Phexxi) a QIDP in 2022 for the prevention of urogenital chlamydia infection in women and in 2017 for the prevention of urogenital gonorrhea infection in women.
A summary of the EVOGUARD study and design is provided below.
EVOGUARD Study Design
EVOGUARD is a randomized, placebo-controlled clinical trial designed to enroll 1,730 women with a prior chlamydia or gonorrhea infection and who are at risk for future infections. Participants are enrolled for a 16-week interventional phase followed by a one-month follow-up period. The primary objective of this study is to evaluate the efficacy of Phexxi in the prevention of urogenital chlamydia and gonorrhea infections. The design of the study is illustrated in Figure 1.

EVO200 Vaginal Gel for Recurrent Bacterial Vaginosis
Our investigational candidate for the reduction of recurrent bacterial vaginosis (BV), EVO200 vaginal gel, uses the same proprietary vaginal pH modulator platform as Phexxi. In a Phase 1 dose-finding trial for this indication, the highest dose formulation of the study drug demonstrated reduced vaginal pH for up to seven days following a single administration.
The FDA has designed EVO200 as a QIDP for this indication.

MPT Vaginal Gel for HIV Prevention
In December 2021, we launched a collaboration with Orion Biotechnology Canada Ltd. (Orion) to evaluate the compatibility and stability of Orion’s novel CCR5 antagonist, OB-002, in Phexxi with the goal of developing a Multipurpose Prevention Technology (MPT) product candidate for indications including the prevention of HIV in women. This collaboration will focus on determining compatibility and stability of OB-002 in Phexxi and is expected to yield results in the third quarter of 2022. Assuming positive preclinical results, Evofem and Orion will seek government and philanthropic funding for subsequent clinical trials of the MPT vaginal gel product candidate.

Thin Film Project

We have contracted with the University of South Australia to develop a vaginally applied thin film as a second-generation vaginal pH modulator product. The target indications of the thin film are the prevention of pregnancy, chlamydia, and gonorrhea in women. The lead thin film candidates have been selected, and stability data has been generated with positive results. Phase 2 of the project is planned for 2022, and the activities are to optimize the lead candidates and select the appropriate packaging for long term storage.
Rush License Agreement
In 2014, we entered into an amended and restated license agreement with Rush University (the Rush License Agreement) pursuant to which Rush University granted us an exclusive, worldwide license of certain patents and know-how related to our multipurpose vaginal pH modulator technology (the Rush License IP) authorizing us to make, distribute and commercialize products and processes for any and all therapeutic, prophylactic and/or diagnostic uses, including, without limitation, use for female vaginal health and/or birth control. Pursuant to the Rush License Agreement, we are obligated to pay quarterly royalty payments in amounts equal to a single-digit percentage of the gross amounts we receive on a quarterly basis less certain deductions incurred in the quarter based on a sliding scale. We are also obligated to pay a minimum annual royalty amount of $100,000 to the extent these earned royalties do not equal or exceed $100,000 in a given year. A minimum annual royalty amount of $100,000 was first required for the annual period commencing on January 1, 2021. The royalty costs for the year ended December 31, 2021 were $0.2 million.
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
Intellectual Property
We strive to protect the proprietary vaginal pH modulator gel technology both internationally and domestically. We seek and maintain patents intended to cover our product candidates, and their methods of use, as well as any other inventions that are commercially important to the development of our business. We endeavor to properly file patent applications for new inventions we believe may have commercial value. We also may rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.
Our success will depend on our ability, in part: to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business; to defend and enforce our patents and other intellectual property rights; and to preserve the confidentiality of our trade secrets and operate without infringing the valid and enforceable patents and other proprietary rights of third parties. We will also rely on continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position.
As of February 28, 2022, we owned or had exclusive license to 41 issued patents and allowed applications in the United States and other countries and jurisdictions, and had 25 patent applications pending in the United States and other countries and jurisdictions. This includes two U.S. patents which cover Phexxi and its labeled indication that are listed in the U.S. FDA publication Approved Drug Products with Therapeutic Equivalence Evaluations (the Orange Book) following their submission to the FDA on June 3, 2020.

We have the Rush License IP, which provides general protection for our vaginal pH modulator platform. Our vaginal pH modulator platform could be eligible for regulatory extensions to at least 2026 in the United States and in certain European jurisdictions, if granted by those regulatory bodies. Rush University has submitted a patent term extension (PTE) application requesting a five-year PTE for the U.S. patent and has received two Orders Granting Interim Extension (OGIE), which have extended the expiration of the U.S. patent by two years to 2023. Further, we solely own several patent application families relating to the composition and therapeutic use of our vaginal pH modulator gel, which, upon issue, would expire at the earliest in 2033. We believe that our licensed and solely owned non-hormonal birth control gel patents and pending patent applications, combined with our substantial know-how in this field, will continue to provide opportunities for us to establish a significant barrier to competitor entry into the market.
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
Trademark Basics and Strategy
We own or have rights to various trademarks, copyrights and trade names used in our business, including Evofem and Phexxi. All of our logos and trademarks appearing in this Annual Report are the property of Evofem Biosciences, Inc. All other third-party trademarks appearing in this Annual Report are the property of their respective holders. Our use or display of other parties’ trademarks, trade dress, or products in this Annual Report is not intended to, and does not, imply a relationship with, or endorsement or sponsorship of us, by the trademark, trade dress, or product owner.
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

In the United States, the FDA regulates drugs and other medical products under the Federal Food, Drug, and Cosmetic Act (FDCA) and its implementing regulations. Failure to comply with the applicable United States requirements may subject us to administrative or judicial sanctions, such as FDA refusal to approve pending New Drug Applications (NDAs), warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions and/or criminal prosecution.

Drug Development and FDA Review and Approval Process

Our product candidates may not be marketed in the United States until the product has received FDA approval. The steps to be completed before a drug may be marketed in the United States include:
a.completion of preclinical laboratory tests, animal studies, and formulation studies, performed in accordance with the FDA’s Good Laboratory Practice (GLP) regulations;
b.submission to the FDA of an Investigational New Drug (IND) application to permit human clinical testing of the therapeutic candidate;
c.approval by an independent institutional review board (IRB) or ethics committee at each clinical trial site before each clinical trial may be initiated;
d.completion of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, current good clinical practices (cGCPs), and other clinical-trial related regulations to establish the safety and efficacy of the investigational drug for each proposed indication;
e.submission to the FDA of an NDA for marketing approval, including payment of application user fees;

f.satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current Good Manufacturing Practice (cGMP) regulations;
g.satisfactory completion of FDA bioresearch monitoring inspections of selected investigational sites at which the drug product was subject to clinical trials to assess compliance with cGCP regulations; and
h.FDA review and approval of the NDA, including satisfactory completion of an FDA advisory committee review of the product candidate, where appropriate or if applicable, prior to any commercial marketing or sale of the product in the United States.

Before testing any drug product candidate, including our product candidates, in humans, the product candidate must undergo rigorous preclinical testing. The preclinical developmental stage generally involves laboratory evaluations of drug chemistry, formulation and stability, as well as studies to evaluate toxicity in animals, which support subsequent clinical testing. The sponsor must submit the results of the preclinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational product to humans, and must become effective before human clinical trials may begin.

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

The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must become effective before human clinical trials in the United States may begin and is required to be updated annually. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about issues such as the conduct of the trials as outlined in the IND and imposes a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. Clinical holds also may be imposed by the FDA at any time before or during studies due to safety concerns or non-compliance. We currently have two active INDs on file with the FDA: one for prevention of urogenital chlamydia, urogenital gonorrhea, and our BV product candidate (EVO200), and one for EVO100 (Phexxi) under which the ongoing Phase 3 clinical trial relating to prevention of chlamydia and gonorrhea (EVOGUARD) is being conducted.

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
a.Phase 1: The product candidate is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for severe or life-threatening diseases, such as cancer, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.
b.Phase 2: This phase involves studies in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.
c.Phase 3: Larger clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population, often at geographically dispersed clinical study sites. These studies are intended to establish the overall risk-benefit ratio of the product candidate and provide, if appropriate, an adequate basis for product labeling. These trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a product during marketing.

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

In addition, information about certain clinical trials, including details of the protocol and study results, must be submitted within specific timeframes to the National Institutes of Health for public dissemination on the ClinicalTrials.gov data registry. Information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in some cases for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

Assuming successful completion of the required clinical testing, the results of the preclinical studies and of the clinical trials, together with detailed information relating to the product’s chemistry, manufacturing, and controls and proposed labeling, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications. An NDA must be accompanied by payment of a significant user fee to the FDA (for example, for the fiscal year ended December 31, 2021, this application fee exceeds $2.8 million). Annual program fees are also assessed on each sponsor of an approved NDA after a drug’s approval. Section 505(b)(1) and Section 505(b)(2) of the FDCA are the provisions governing the type of NDAs that may be submitted under the FDCA. Section 505(b)(1) is the traditional pathway for new chemical entities when no other new drug containing the same active pharmaceutical ingredient or active moiety, which is the molecule or ion responsible for the action of the drug substance, has been approved by the FDA. As an alternate pathway to FDA approval for new or improved formulations of previously approved products, a company may file a Section 505(b)(2) NDA. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference.

During the 60 days after submission, the FDA reviews any NDA submitted to ensure that it is sufficiently complete for substantive review before the FDA accepts the NDA for filing. The FDA may request additional information rather than accept the NDA for filing. Once the submission is accepted for filing, the FDA begins an in-depth review. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA has agreed to certain performance goals in the review of NDAs. For most applications involving first-in-kind molecular entities, FDA has ten months from the filing date in which to complete its initial review of a standard application and respond to the applicant, and six months from the filing date for an application with priority review. Priority review can be applied to drugs intended to treat a serious condition and that the FDA determines offer major advances in treatment by providing a significant improvement in safety or effectiveness, or that provide a treatment where no adequate therapy exists. Even if the NDA is filed by the FDA, companies cannot be sure that any approval will be granted on a timely basis, if at all. Moreover, the FDA does not always meet its PDUFA goal dates, and the review process for both standard and priority new drug applications may be extended by FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission. The FDA may also refer the application to an appropriate advisory committee, typically a panel of independent clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of the advisory committee, but it typically considers such recommendations when making final decisions on marketing approval. The FDA also may require submission of a risk evaluation and mitigation strategy or “REMS” plan if it determines that a REMS is necessary to ensure that the benefits of the drug outweigh its risks and to assure the safe use of the drug or biological product. The REMS plan could include medication guides, physician communication plans, assessment plans and/or elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. The FDA determines the requirement for a REMS, as well as the specific REMS provisions, on a case-by-case basis. If the FDA concludes a REMS plan is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve an NDA without a REMS, if required.

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

Post-Approval Requirements in the United States
Following approval of a new product or indication, the manufacturer and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and record-keeping activities, reporting of adverse experiences, and complying with promotion and advertising requirements, which include restrictions on promoting approved drugs for unapproved uses or patient populations (known as “off-label use”). Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including adverse publicity, enforcement action by the FDA, corrective advertising, consent decrees and the full range of civil and criminal penalties available to the FDA. Prescription drug promotional materials also must be submitted to the FDA in conjunction with their first use. Further, if there are any modifications to the approved drug, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require the applicant to develop additional data or conduct additional preclinical studies or clinical trials.
Any limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur while the product is on the market.
FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. The manufacturing facilities for our product and product candidates must meet cGMP requirements and satisfy the FDA or comparable foreign regulatory authorities’ satisfaction before any product candidate is approved and our commercial products can be manufactured. Evofem relies, and expects to continue to rely, on third parties for the production of clinical and commercial quantities of its products and product candidates in accordance with cGMPs. These manufacturers must also comply with cGMPs that require, among other things, quality control and quality assurance, the maintenance of records and documentation, and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved drugs or combination products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. The discovery of violative conditions, including failure to conform to cGMPs, could result in enforcement actions, and the discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved NDA, including recall.

After approval of a drug is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information, or imposition of additional post-market surveillance or clinical trials to assess new safety risks. Other potential consequences include, among other things:

•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•fines, warning letters or other enforcement-related letters or clinical holds on investigational or post-approval clinical trials;
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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act (PDMA), which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. More recently, the Drug Supply Chain Security Act (DSCSA), was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States, including most biological products. The DSCSA mandates phased-in resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10-year period that is expected to culminate in November 2023. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. For example, FDA is expected to release proposed regulations in 2022 in order to amend the national standards for licensing of wholesale drug distributors by the states; establish new minimum standards for state licensing third-party logistics providers; and create a federal system for licensure for use in the absence of a State program, each of which is mandated by the DSCSA It is impossible to predict whether further legislative or regulatory changes will be enacted, or FDA regulations, guidance or interpretations will be changed or what the impact of such changes, if any, may be.
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
Designation of and Exclusivity for Qualified Infectious Disease Products
In 2012 as part of the Food Drug Administration Safety and Innovation Act, Congress passed legislation known as the Generating Antibiotic Incentives Now Act (GAIN Act), which amended the FDCA to encourage the development of antibacterial and antifungal drug products that treat pathogens that cause serious and life-threatening infections. The law grants an additional five years of marketing exclusivity upon the approval of an NDA for a drug product previously designated by FDA as a QIDP. As a result, if applicable to a designated QIDP, upon approval the periods of five-year new chemical entity exclusivity and three-year new clinical investigation exclusivity would become ten years and eight years, respectively.

A QIDP is defined in the GAIN Act to mean “an antibacterial or antifungal drug for human use intended to treat serious or life-threatening infections, including those caused by: (1) an antibacterial or antifungal resistant pathogen, including novel or emerging infectious pathogens;” or (2) certain “qualifying pathogens.” A “qualifying pathogen” is a pathogen that has the potential to pose a serious threat to public health (e.g., resistant gram positive pathogens, multi-drug resistant gram negative bacteria, multi-drug resistant tuberculosis and Clostridium difficile) and that is included in a list established and maintained by FDA. A drug sponsor may request FDA to designate its product as a QIDP any time before the submission of an NDA for that indication. FDA must make a QIDP determination within 60 days of the designation request. A product designated as a QIDP may be granted priority review by FDA upon submission and can also qualify for “Fast Track” status, described further below. We have received two QIDP designations from the FDA for EVO100 (Phexxi) for the prevention of urogenital infection in women with both chlamydia and gonorrhea.

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
We have received two Fast Track designations from the FDA for EVO100 (Phexxi) for the prevention of urogenital chlamydia and gonorrhea infection in women.
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

Other United States Governmental Regulations and Environmental Matters
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
Pursuant to the European Clinical Trials Directive, a system for the approval of clinical trials in the EU has been implemented through national legislation of the member states. Under this system, an applicant must obtain approval from the competent national authority of an EU member state in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial after a competent ethics committee has issued a favorable opinion. Clinical trial applications must be accompanied by an investigational medicinal product dossier with supporting information prescribed by the European Clinical Trials Directive and corresponding national laws of the member states and further detailed in applicable guidance documents. In April 2014, the new Clinical Trials Regulation, Regulation EU No 536/2014 (Clinical Trials Regulation) was adopted and it came into application on January 31, 2022. The Clinical Trials Regulation will be directly applicable in all the EU member states, repealing the current Clinical Trials Directive 2001/20/EC. Conduct of all clinical trials performed in the EU will continue to be bound by currently applicable provisions until the new Clinical Trials Regulation becomes applicable. The extent to which ongoing clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable, the Clinical Trials Regulation will at that time begin to apply to the clinical trial.
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
Other U.S. Health Care Laws and Regulations
We must comply with various U.S. federal and state laws, rules and regulations pertaining to health care fraud and abuse, including anti-kickback laws. HCPs and third-party payers play a primary role in the recommendation and prescription of drug products and medical devices. Our current and future arrangements with health care professionals, principal investigators, consultants, third-party payers and customers may expose us to broadly applicable fraud and abuse and other health care laws and regulations. Such restrictions under applicable federal and state health care laws and regulations, include but are not limited to the following:
Anti-Kickback Statute – the Federal Anti-Kickback Statute, among other things, prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federally funded health care programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate the statute in order to have committed a violation. In addition, the government may assert that a claim that includes items or services resulting from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.
Civil and Criminal False Claims Laws – the federal civil and criminal false claims laws, including the federal False Claims Act, which can be enforced by private citizens through civil whistleblower or qui tam actions, prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government.
Health Insurance Portability and Accountability Act of 1996 – the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) prohibits, among other things, individuals or entities from executing a scheme to defraud any health care benefit program or making any false statements relating to health care matters; as in the case of the Federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate the statute in order to have committed a violation. Additionally, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and its implementing regulations impose certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization, on entities subject to the law, such as certain HCPs, health plans, and health care clearinghouses and their respective business associates that perform services for them that involve the creation, use, maintenance or disclosure of, individually identifiable health information.
False Statements Statute – the federal False Statements Statutes prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement to the federal government, including executive or administrative agencies.
Sunshine Act – the federal transparency or “sunshine” requirements of the ACA requires certain manufacturers of drugs, devices, biologics and medical supplies to annually report to the Department of Health and Human Services (the DHHS) information related to payments and other transfers of value made to physicians, teaching hospitals and certain advanced non-

physician health care practitioners, as well as ownership and investment interests held by physicians and their immediate family members.
State Transparency Laws – some U.S. state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to HCPs and other HCPs or marketing expenditures; some state laws require pharmaceutical companies to implement compliance programs and to track and report gifts, compensation and other remuneration provided to physicians, in addition to requiring drug manufacturers to report information related to payments to physicians and other HCPs or marketing expenditures and pricing information; and some state and local laws require the registration of pharmaceutical sales representatives.
State and Foreign Regulatory Concerns – there are analogous State and foreign laws and regulations, such as State Anti-Kickback and False Claims laws, which may apply to sales or marketing arrangements and claims involving health care items or services reimbursed by non-governmental third-party payers, including private insurers. State and foreign laws also govern the privacy and security of health and personal information. These laws differ from each other in significant ways and may conflict, while applying simultaneously with HIPAA, thus complicating compliance efforts.
The scope and enforcement of these laws is uncertain and subject to rapid change. Notably, in November 2020, DHHS finalized significant changes to the regulations implementing the Anti-Kickback Statute, as well as the civil monetary penalty rules regarding beneficiary inducements, with the goal of offering the health care industry more flexibility and reducing the regulatory burden associated with those fraud and abuse laws, particularly with respect to value-based arrangements among industry participants. Regulatory authorities might challenge our current or future activities under these laws, regulations, and safe harbors. Any such challenge could have a material adverse effect on our reputation, business, results of operations and financial condition. In addition, efforts to ensure that our business arrangements with third parties will comply with these laws will involve substantial costs. Any investigation of us or the third parties with whom we contract, regardless of the outcome, would be costly and time consuming. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, monetary fines, imprisonment, disgorgement of profits, possible exclusion from participation in Medicare, Medicaid and other federal health care programs, debarment under the FDCA, additional reporting or oversight obligations if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with the law, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations.
Health Care Reform and Potential Changes to Laws and Regulations
In the United States and some foreign jurisdictions, there have been, and continue to be, legislative and regulatory changes both enacted and proposed related to the health care system, which could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. In particular, the FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted. For example, in December 2016, the 21st Century Cures Act (Cures Act), was passed by Congress and signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and devices and to spur innovation, but its ultimate implementation is uncertain. In addition, in August 2017, the FDA Reauthorization Act was signed into law, which reauthorized the FDA’s user fee programs and included additional drug and device provisions that build on the Cures Act. Furthermore, the next FDA reauthorization package is currently being negotiated and is due to be finalized by Congress in 2022, while several other FDA-related changes are also being proposed in Congress, including within a “Cures 2.0” bill that is likely to have bipartisan support. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we otherwise may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.
Among policy makers and payers in the United States and elsewhere, there is significant interest in promoting changes in health care systems with the stated goals of containing health care costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in March 2010, the ACA was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans; imposed mandatory discounts for certain Medicare Part D beneficiaries as a condition for manufacturers’ outpatient drugs coverage under Medicare Part D; and established a Center for Medicare Innovation at the U.S. Centers for Medicare and Medicaid Services (CMS) to test innovative payment and service delivery models to lower Medicare and Medicaid spending. As another example, the 2021 Consolidated Appropriations Act, signed into law on December 27, 2020, incorporated extensive health care provisions and amendments to existing laws, including a requirement that all manufacturers of drug products covered under Medicare Part B report the product’s average sales price (ASP) to DHHS beginning on January 1, 2022, subject to enforcement via civil money penalties.
Since its enactment, there have been judicial and congressional challenges to certain aspects of the ACA, and as a result certain sections of the ACA have not been fully implemented or effectively repealed. However, following several years of litigation in the federal courts, in June 2021, the U.S. Supreme Court upheld the ACA when it dismissed a legal challenge to the ACA’s constitutionality. Further legislative and regulatory changes under the ACA remain possible, although the new federal administration under President Biden has signaled that it plans to build on the ACA and expand the number of people who are eligible for health insurance subsidies under it. It is unknown what form any such changes or any law would take, and how or whether it may affect the pharmaceutical industry as a whole or our business in the future. We expect that changes or additions to the ACA, the Medicare and Medicaid programs, such as changes allowing the federal government to directly negotiate drug prices, and changes stemming from other health care reform measures, especially with regard to health care access, financing or other legislation in individual states, could have a material adverse effect on the health care industry in the United States.
Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2030 unless additional congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), which was signed into law on March 27, 2020, and was designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030, in order to offset the added expense of the 2020 cancellation. The suspension was subsequently extended through March 31, 2022, with a reduction of the suspension to 1% sequester through June 30, 2022.
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
Additionally, there has been heightened governmental scrutiny in the United States of manufacturers’ pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. DHHS has solicited feedback on various measures intended to lower drug prices and reduce the out-of-pocket costs of drugs and has implemented others under its existing authority. For example, in 2020, the FDA finalized a rulemaking to establish a system whereby state governmental entities could lawfully import and distribute prescription drugs sourced from Canada. More recently, in July 2021, President Biden issued a sweeping executive order on promoting competition in the American economy that includes several mandates pertaining to the pharmaceutical and health care insurance industries. Among other things, the executive order directs the FDA to work towards implementing a system for importing drugs from Canada (following on the Trump administration notice-and-comment rulemaking on Canadian drug importation that was finalized in October 2020). The Biden order also called on DHHS to release a comprehensive plan to combat high prescription drug prices, and it includes several directives regarding the Federal Trade Commission’s oversight of potentially anticompetitive practices within the pharmaceutical industry. The drug pricing plan released by DHHS in September 2021 in response to the executive order makes clear that the Biden Administration supports aggressive action to address rising drug prices, including allowing DHHS to negotiate the cost of Medicare Part B and D drugs, but such significant changes will require either new legislation to be passed by Congress or time-consuming administrative actions.

Coverage, Pricing, and Reimbursement
Sales of Evofem’s products approved for marketing by the FDA and foreign regulatory authorities depend, in part, on the extent to which such products will be covered by third-party payers, such as government health programs, commercial insurance and managed care organizations. In the United States, no uniform policy of coverage and reimbursement for drug or biological products exists. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of Evofem’s FDA-approved products will be made on a payer-by-payer basis. Prescriptions generated through the Phexxi telehealth platform may be subject to additional payer requirements. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our approved products to each payer separately, with no assurance that coverage and adequate reimbursement will be obtained.
The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price-controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. For example, the ACA contains provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, and mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Adoption of general controls and measures, coupled with the tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceutical drugs. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the DHHS as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. The ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs from 15.1% of average manufacturer price (AMP), to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits. Congress has expressed its intention to repeal or repeal and replace the ACA. If that is done, many if not all of the provisions of the ACA may no longer apply to prescription drugs.
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

Employees
As of February 28, 2022, we had a total of 119 employees, all of which are full-time employees, and we engage consultants and contract workers on an as-needed basis. We believe that relations with our employees and consultants are good.

Item 1A. Risk Factors.
Summary of Risk Factors
The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in Item 1A. of this Annual Report and the other reports and documents filed by us with the SEC.
Risks Related to Our Financial Condition and Capital Requirements
•We have incurred significant losses and negative cash flows since our inception and anticipate we will continue to incur significant losses and negative cash flow for the foreseeable future.
•We have generated nominal revenue from product sales and may never be profitable.
•We must raise significant additional funds to finance our operations and to remain a going concern. If we are unable to raise additional capital when needed or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our business initiatives.
Risks Related to Commercialization of Phexxi and Any Other Approved Product Candidates
•Our success will depend heavily on whether we can successfully commercialize our only commercially available product, Phexxi, for prevention of pregnancy. Failure to successfully commercialize Phexxi for prevention of pregnancy would likely cause our business to fail.
•Our commercialization strategy in light of the COVID-19 pandemic is unproven and if it is not successful, will harm our business and limit our ability to sell our product.
•If we are unable to establish effective internal sales and marketing capabilities or enter into agreements with third parties to market and sell any of our approved products, our ability to generate revenue would be adversely affected.
•Our use of social media platforms to market and promote prescription products, such as Phexxi, presents risks and operational challenges.
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
Risks Related to the Development of Our Product Candidates
•Our inability to develop our vaginal pH modulator for additional indications could have an adverse effect on our business and our ability to successfully market Phexxi for prevention of pregnancy.
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
Risks Related to Regulatory Approval of Our Product Candidates
•If our clinical trials fail to satisfactorily demonstrate the safety and efficacy of our product candidates to the FDA and other comparable foreign regulators, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
•Even though we have received approval from the FDA in the United States to market Phexxi for the prevention of pregnancy, we may fail to receive similar approval outside the United States.
•If we are unable to take full advantage of regulatory programs designed to expedite drug development or provide other incentives, our development programs may be adversely impacted.
Risks Related to Our Post-Marketing Legal and Regulatory Compliance
•Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of Phexxi or development of potential new indications for Phexxi. If we are unable to obtain adequate insurance or are required to pay for liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage, a material liability claim could adversely affect our financial condition.
Risks Related to Our Intellectual Property
•Our rights to develop and commercialize Phexxi for current and potential new indications are subject, in part, to the terms and conditions of licenses granted to us by third parties. The patent protection and patent prosecution of Phexxi is dependent on third parties.
•If we are unable to obtain and maintain patent protection for Phexxi for current and potential new indications, or other proprietary technologies we may develop, or if the scope of the patent protection we have or will obtain is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to our products and technology, and our ability to successfully commercialize our product candidates, and other proprietary technologies we may develop may be adversely affected.
•If we do not obtain PTE for our products or product candidates, our business may be materially harmed.
Risks Related to Our Reliance on Third Parties
•Our success relies on third-party suppliers and one contract manufacturer. Any failure by these third parties, including their inability to successfully perform and comply with regulatory requirements, could negatively impact our business and our ability to develop and market our products or product candidates, and our business could be substantially harmed.
•We rely and intend to rely on third parties for the execution of our development programs for our product candidates and for the delivery of telehealth services through the Phexxi telehealth platform. Failure of these third parties to provide services of a suitable quality, in accordance with applicable regulations and within acceptable time frames may cause the delay or failure of our development programs.
Risks Related to Our Commercialization of Health Care Products
•Phexxi and any other approved product may face follow-on competition sooner than anticipated.
•Despite FDA-approval for Phexxi and even if we are successful in obtaining regulatory approval to market other product candidates in the United States, revenues may be adversely affected if Phexxi or any other the product does not obtain coverage and adequate reimbursement from third-party payers in the United States.
Risks Related to Our Business Operations
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
We have incurred yearly losses and negative cash flows since our inception, including net losses of $206.2 million and $142.3 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $860.7 million. Negative cash flows from our operations are expected to continue for the foreseeable future. To date, we have devoted substantially all our financial resources to the commercialization and development of Phexxi and to the development of Phexxi for the prevention of chlamydia and gonorrhea and our other product candidates, as well as providing general and administrative support for our operations. Our utilization of cash has historically been highly dependent on these development programs. We plan to spend significant capital to fund our continued commercialization efforts. Our cash expenses will also continue to be highly dependent on the product development programs we choose to pursue, including Phexxi for the prevention of chlamydia and gonorrhea, the progress of these product development programs, the results of our preclinical and clinical trials, the cost, timing and outcomes of regulatory decisions regarding potential approval for our product candidates or any future product candidates we may choose to develop, and the terms and conditions of our contracts with service providers and any license partners.
To date, we have financed our operations primarily through the sale of equity securities, notes, warrants, convertible notes, convertible preferred stock and through other debt arrangements. The amount of our future net losses will depend, in large part, on our ability to generate revenue from the sale of Phexxi, the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations or grants which may be particularly challenging or impossible in light of market conditions, especially in light of the ongoing COVID-19 pandemic. The commercialization and development of biopharmaceutical products involves a substantial degree of risk.
We expect to continue to incur significant operating expenses in future quarters and to continue to incur significant losses for the foreseeable future as we:
•incur sales, marketing, and distribution costs to commercialize Phexxi and any other product candidates for which we may obtain marketing approval, including television, media and digital promotional campaigns;
•incur costs associated with the commercial manufacturing of Phexxi and manufacturing of our product candidates;
•implement post-approval changes and process improvements to manufacturing;
•continue the clinical development of Phexxi for the prevention of chlamydia and gonorrhea and our other product candidates;
•initiate clinical trials for any product candidates we may choose to develop in the future;
•seek regulatory and marketing approvals and reimbursement for Phexxi, our product candidates or any product candidates we may choose to develop in the future;
•continue our efforts to identify, assess, acquire, and/or develop other product candidates;
•make milestone, royalty or other payments under third-party license agreements;
•seek to maintain, protect, and expand our intellectual property portfolio; and
•seek to attract and retain skilled personnel.
Due in part to circumstances related to the COVID-19 pandemic, we delayed the commercial launch of Phexxi from June 2020 until September of 2020. The COVID-19 pandemic also led to a slower than forecasted update of Phexxi due to reduced access to medical offices and HCPs, and has also affected our ability to timely screen and enroll participants in our Phase 3 EVOGUARD trial. Should we experience any further delays or encounter issues with the commercialization, development and regulatory approval of our product candidates such as safety issues, clinical trial accrual delays and longer follow-up for planned trials, some of which may result in part due to the ongoing COVID-19 pandemic, we may incur significant additional expenses.
The net losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. Due to the recurring losses, negative cash flows from operating activities since inception, and net working capital at December 31, 2021, the report of our independent registered public accountant on our financial statements as of and for the years ended December 31, 2021 and 2020 filed with this Annual Report for the year ended December 31, 2021 includes explanatory language describing the existence of substantial doubt about our ability to continue as a going concern.
Although we have generated revenue from product sales, we may never be profitable. Our operating results may differ from any guidance we may announce.
Our current business is substantially dependent on the commercial success of Phexxi. The commercial launch of Phexxi took place on September 8, 2020, and although we have generated revenue from sales of Phexxi, we may never achieve or sustain profitability. Our ability to generate revenue and achieve and sustain profitability depends on our ability, alone or with strategic collaborators, to successfully commercialize Phexxi and, to a lesser extent, to complete the development of, and to obtain necessary regulatory and marketing approvals to commercialize, Phexxi for the prevention of chlamydia and gonorrhea and our other current or future product candidates. Our ability to generate future revenue from product sales depends heavily on our success in many areas, including, but not limited to:
•the rate and degree of market acceptance for Phexxi and any other product candidates that may be approved in the future;
•the effectiveness of our commercialization strategy for Phexxi and any other product candidates that may be approved in the future, either directly or with one or more distribution partners, including the effectiveness of our sales force, the Phexxi telehealth platform, media and digital campaigns, and contracted tele-sales vendor;
•reimbursement and pricing for Phexxi and any other approved product candidates in amounts that support profitability;
•successfully competing against alternative contraceptive products;
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
•obtaining regulatory approval of Phexxi in territories outside of the United States and completing clinical development and obtaining regulatory approval for our other product candidates, including Phexxi for the prevention of chlamydia and gonorrhea;
•protecting, maintaining and enforcing our intellectual property rights, including patents, trade secrets and know-how;
•negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter; and
•attracting, hiring and retaining qualified personnel.
From time to time, we may provide guidance as to our future performance and certain unit shipment information, prescription and prescriber statistics, website and search statistics and other metrics. We may fail to achieve the performance described in any guidance we may announce, and any information or metrics we may provide may be not be indicative of future results. In addition, we implemented a Phexxi co-pay program and sample program to promote demand for Phexxi. However, the co-pay program significantly reduces the amount of profit we realize per unit sold. As a result, we may curtail the co-pay program in the future. If we are not able to generate sufficient revenue from product sales of Phexxi, the revenue from product sales of Phexxi is not sufficiently profitable, we fail to meet our guidance, or our information or metrics is not indicative of our future results of operations, this could materially and adversely affect our business results of operations, the price of our common stock, our financial condition and our ability to raise additional capital.
We will need to raise significant additional funds to finance our operations, including the commercialization of Phexxi and our development of Phexxi for the prevention of chlamydia and gonorrhea, and to remain a going concern. If we are unable to raise additional capital when needed or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our business initiatives or to cease our operations entirely.
We have incurred significant losses and negative cash flows since our inception. We believe our existing capital resources as of February 28, 2022, will be sufficient to sustain our planned operations into the second quarter of 2022. Our ability to raise additional funds will depend, in part, on our ability to successfully commercialize Phexxi in the United States and to successfully develop Phexxi for the prevention of chlamydia and gonorrhea in a timely manner. If, for whatever reason, we are unsuccessful in these efforts, it may make any necessary debt, equity or alternative financing more difficult, more costly and more dilutive. Attempting to secure additional financing will divert our management from our day-to-day activities, which may adversely affect our ability to commercialize Phexxi or develop our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. In certain situations, we are also currently prohibited from raising additional debt financing without the consent of the holders of our outstanding convertible notes and promissory notes and the holders of shares of our issued and outstanding Series B-2 Convertible Preferred Stock. Furthermore, the global credit and financial markets have experienced extreme volatility and disruptions in recent history, particularly for life science companies. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional funds when needed or on acceptable terms, we may be unable to commercialize Phexxi as a contraceptive or to continue the development of Phexxi for the prevention of chlamydia and gonorrhea. In addition, we may be required to delay, scale back or eliminate some or all of our other development programs and business initiatives, or be forced to cease operations entirely. To the extent we raise additional capital through the sale of equity, convertible debt or other securities convertible into equity, the ownership interest of our stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Future debt financings, if available at all, would likely involve agreements with additional covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, making additional product acquisitions or declaring dividends. If we raise additional funds through strategic collaborations, alternative non-dilutive financing, such as royalty-based financing, or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates or future revenue streams or grant licenses on terms that are not favorable to us. Moreover, if we are unable to continue as a going concern, we may be forced to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. Given the liquidation preference owed to holders of our Series B-2 Convertible Preferred Stock and amounts currently owed pursuant to the Adjuvant Notes, the Baker Notes and other debt arrangements, holders of our common stock may not receive value for their shares in the event of a liquidation.
We have certain obligations pursuant to our issued and outstanding promissory notes, convertible notes and related note purchase agreements, and our failure to comply with these obligations could have a material adverse effect on our business, financial condition or results of operations.
In April 2020, we entered into a Securities Purchase and Securities Agreement (the Baker Bros. Purchase Agreement) with certain institutional investors and their designated agent pursuant to which we issued and sold secured convertible promissory notes in an aggregate principal amount of $25.0 million and warrants to purchase shares of our common stock. In October 2020, we entered into a Securities Purchase Agreement (the Adjuvant Purchase Agreement) pursuant to which we issued and sold to certain institutional investors unsecured convertible promissory notes in an aggregate principal amount of $25.0 million. In November 2021, we entered into the first amendment to the Baker Bros. Purchase Agreement which extends the affirmative covenant to achieve $100.0 million in cumulative net sales of Phexxi by June 30, 2022 to June 30, 2023, effective when we achieve one or more equity financings resulting in aggregate gross proceeds to the Company of at least $50.0 million. We plan to seek a similar amendment to the Adjuvant Notes, but there can be no assurance that this will occur. There can also be no assurance that we will be able to complete the financing or financings required to amend the net sales covenants in the Adjuvant Notes or the Baker Notes. In January 2022, we entered into a Securities Purchase Agreement (the “2022 Purchase Agreement”) with certain institutional investors pursuant to which we issued warrants and unsecured subordinate promissory notes with an original principal amount of $5.8 million (the January 2022 Notes). In March 2022, we entered into a Securities Purchase Agreement (the March 2022 Purchase Agreement) with certain institutional investors pursuant to which we issued warrants and unsecured subordinate promissory notes with an original principal amount of $7.45 million (the March 2022 Notes; collectively with the Baker Bros. Notes, the Adjuvant Notes and the January 2022 Notes, the Notes). These debt arrangements limit our ability to incur debt, merge, or declare dividends and, in certain circumstances and with respect to the January 2022 Notes and March 2022 Notes, the holders may require us to redeem outstanding amounts out of gross proceeds raised in certain subsequent offerings which could mean money raised in these offerings would not ultimately be able to be used to fund our ongoing operations. The Baker Notes are secured by substantially all of our assets. Our failure to make payments as due under any of the Notes could be an event of default under all of the Notes. Events of default under these arrangements could also include, but are not limited to, a material breach of representations, our failure to comply with our obligation to convert convertible notes, our failure to perform or observe, and in certain instances, cure, certain covenants, including, but not limited to, covenants requiring us to maintain the listing of shares of our common stock on the Nasdaq Capital Market and, assuming no further amendment of current Note terms, to achieve cumulative net sales of Phexxi of at least $100.0 million by June 30, 2022. In the event of a default and depending on the terms of each Note, a holder of the Notes may be entitled to redemption premiums, treble amounts and other remedies described in their respective agreements. Any default could materially and adversely impact our business, results of operations and financial condition, as well as increase our need to raise additional capital, cause us to cease our operations entirely and may result in the holders of our common stock not receiving any value for their investment.

We have a limited number of shares of common stock available for future issuance which could adversely affect our ability to raise capital or consummate strategic transactions.
We are currently authorized to issue 500 million shares of common stock under our amended and restated certificate of incorporation. As of March 2, 2022, we have issued 168,783,009 shares of common stock and approximately 197,117,733 shares of common stock were committed for issuance giving effect to the assumed exercise of all outstanding warrants and options and the assumed conversion of all issued and outstanding convertible notes and outstanding shares of Series B-2 Preferred Stock as of this date. Until late April 2022, the number of shares of common stock we are required to reserve for issuance upon conversion of shares of our Series B-2 Convertible Preferred Stock is subject to full ratchet adjustment for certain dilutive issuances. The conversion prices of the Adjuvant Convertible Notes (if amended) and Baker Convertible Notes may also be subject to adjustment depending on the price of issuances in future financings as described above. These adjustments would further increase the numbers of shares of common stock to be reserved as a result of these adjustments. If we make additional draws from the Equity Line of Credit this would further limit the number of shares available for issuance. Due to the limited number of authorized shares common stock available for future issuance, we may not able to raise additional equity capital or complete a merger or other business combination unless we increase the number of shares we are authorized to issue. We would need to seek stockholder approval to increase the number of our authorized shares of Common Stock, and we can provide no assurance that we would succeed in amending our amended and restated certificate of incorporation to increase the number of shares of Common Stock we are authorized to issue which could negatively impact our business, prospects and results of operations.
Use of net operating loss carryforwards may be limited and U.S. federal income tax reform could adversely affect us.
Our ability to utilize our net operating loss (NOL) carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes. Corresponding rules may apply under state tax laws. Even if there is no limitation on utilization of our NOL carryforwards as the result of an ownership change, the utilization of NOL carryforwards may be limited by other applicable laws. Pursuant to the TCJA passed in December 2017, carryforwards originating from a loss incurred in a year after 2017 are limited and may reduce taxable income in any post-2020 year by no more than 80% of the pre-NOL taxable income in such year. The CARES Act temporarily suspended this 80% taxable income limitation, allowing an NOL carryforward to fully offset taxable income in tax years beginning before January 1, 2021. Additional legislation or regulation which could affect our tax burden could be enacted by any governmental authority. We cannot predict the timing or extent of such tax-related developments which could have a negative impact on our financial results, including a potential increase in federal corporate tax rates generally. We cannot estimate how the changes in tax law from this legislation will affect our tax liability in future years, but we have recorded a valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits from those assets. We have established a full valuation allowance for our deferred tax assets due to uncertainties as to their utilization. While we use our best judgment in attempting to quantify and reserve for our tax obligations. A challenge by a taxing authority, our ability to utilize tax benefits such as carryforwards or tax credits, or a deviation from other tax-related assumptions may cause actual results to deviate from previous estimates.

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
Although some of our employees may have previously marketed, commercialized and sold other pharmaceutical products, including contraceptives, while employed at other companies, we have limited experience selling and marketing Phexxi. We may face difficulties recruiting and hiring representatives and otherwise obtaining these marketing capabilities as a result of the COVID-19 pandemic where, among other restrictions, nonessential business travel and in-person interviews have been eliminated or significantly curtailed by the implementation of social distancing guidelines and a general reluctance of some to engage in these activities. At this time, we are unable to predict how long these effects of the COVID-19 pandemic will last. Any failure or delay in the timely development of our internal commercialization capabilities could adversely impact the potential for commercial success of Phexxi. While we plan to utilize our sales and marketing infrastructure for Phexxi to successfully commercialize any additional products that may result from our development programs, we may still need to find one or more collaborators to commercialize these products or further invest in and develop these capabilities, either on our own or with others, which would be expensive, difficult and time consuming.
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

Our use of social media platforms to market and promote prescription products, such as Phexxi, presents risks and operational challenges.
We believe that our customer base and potential patient populations for Phexxi are active on social media, and we have engaged and intend to continue to engage through those platforms to elevate our national marketing presence in direct to consumer marketing. Social media practices in the pharmaceutical, biotechnology and medical device industries are evolving, which creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media platforms to comment on the effectiveness of, or adverse experiences with, our marketed product, which could result in regulatory reporting obligations or the need for us to conduct an investigation. The use of influencers and patient ambassadors to promote Phexxi also may be subject to federal truth-in-advertising laws enforced by the Federal Trade Commission (FTC), as well as comparable state consumer protection laws, and we are responsible for training those influencers on the compliant messages they can deliver to consumers about Phexxi. Any actual or perceived non-compliance by our marketing partners with those requirements could lead to an investigation by the FTC or a comparable state agency, or could lead to allegations of misleading advertising by private plaintiffs. In addition, there is a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us or our product on any social networking website. If any of these events were to occur or we otherwise fail to comply with any applicable regulations, we could incur liability, face restrictive regulatory actions or incur other harm to our business such as reputational damage.
We face competition from other medical device, biotechnology and biopharmaceutical companies and our operating results will suffer if we are unable to compete effectively.
The medical device, biotechnology and biopharmaceutical industries, and the women’s health sector, are intensely competitive. Significant competition among various contraceptive products already exists. Existing products have name recognition, are marketed by companies with established commercial infrastructures, and are marketed with greater financial, technical and personnel resources than we have. To compete and gain market share, any new product will need to demonstrate advantages in efficacy, convenience, tolerability or safety, among other things. In addition, new products developed by others could emerge as competitors to Phexxi. These products could offer an alternative form of non-hormonal contraceptive that is more convenient, is more effective and/or provides protection over longer periods of time as compared to Phexxi. We also compete with these organizations to recruit management, scientists, and sales and marketing and clinical development personnel, which could negatively affect our level of expertise and our ability to execute our business plan. We also face competition in establishing clinical trial sites, enrolling subjects for clinical trials and in connection with identifying and engaging in strategic transactions. If we are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition and operations will suffer.
Our potential competitors include large, well-established pharmaceutical companies and specialty pharmaceutical companies who have significantly more resources than Evofem. These companies include Merck & Co., Inc., Allergan PLC,

Pfizer Inc., Bayer AG, Johnson & Johnson, CooperSurgical Inc. and Mylan Inc. Additionally, several generic manufacturers currently market and continue to introduce new generic contraceptives.
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
If any approved product that we may license, develop or sell, including Phexxi, does not provide a benefit over currently available options, that product is unlikely to achieve market acceptance, and we will not generate sufficient revenues to achieve profitability.
Further, due in part to circumstances surrounding the COVID-19 pandemic, we observed a reduced acceptance rate for Phexxi as women were reluctant to switch birth control or physically visit a doctor in person to obtain a birth control prescription. We aim to increase acceptance through the Phexxi telehealth platform and by encouraging telehealth appointments, but there can be no assurance this effort will be successful or that acceptance will be what it might have otherwise been without the COVID-19 pandemic. As a result of the COVID-19 pandemic, we may have a reduced ability for our distribution or sales representatives to visit physician offices to provide in-person education regarding the benefits of Phexxi for the prevention of pregnancy. To the extent our marketing and education efforts are restricted by COVID-19, our business may be adversely affected.
The telehealth market is immature and unpredictable, and if it does not develop, if it develops more slowly than we expect, if it encounters negative publicity over privacy issues, if it is difficult to engage sufficient numbers of providers, or if limitations on reimbursement or new state law regulatory requirements impede our ability to implement our telehealth platform, the growth of our business will be harmed.
We operate a telehealth platform where women can directly meet with HCPs to determine their eligibility for Phexxi and potentially have prescriptions written. The telehealth market is relatively new and unproven, and it is uncertain whether it will achieve and sustain high levels of demand, consumer acceptance and market adoption. Our success will depend to a substantial extent on the willingness of women to use our telehealth solution. Negative publicity concerning our telehealth solution or the telehealth industry as a whole could limit market acceptance of the Phexxi telehealth platform. Additionally, telehealth laws are rapidly changing, especially in light of the COVID-19 pandemic and attendant public health emergency. Many states are loosening telehealth restrictions to facilitate remote care, but these changes are typically by executive order and are intended to be temporary for the duration of the public health emergency. There is no guarantee that telehealth will be permitted in the same way in the future. Changes by state professional licensing boards to the standards of care or other requirements governing the practice of telehealth, including imposition of new requirements for prescriptions from state and federal regulatory bodies, could impact the success of our telehealth solution. Similarly, individual and health care industry concerns or negative publicity regarding patient confidentiality and privacy in the context of telehealth could limit market acceptance of our solution. If any of these events occurs, it could have a material adverse effect on our business, financial condition or results of operations, especially given the ongoing COVID-19 pandemic and patients’ reduced access to physician offices to obtain new birth control prescriptions or otherwise consider switching their primary method of contraception.
The success of Phexxi will depend on the availability of contraceptive alternatives and women’s preferences, in addition to the market’s acceptance of our new form of prevention of pregnancy.
The commercial success of Phexxi will depend upon the contraceptive market as well as market acceptance of Phexxi as a new form of prevention of pregnancy. Risks related to market acceptance include, among other things:
•minimum acceptable contraceptive efficacy rates and the related regulatory label requirements, including any potential restrictions on use or precautionary statements;
•perceived safety differences of hormonal and/or non-hormonal contraceptive options;
•changing women’s preferences;
•the ACA’s effect on pharmaceutical coverage, reimbursement and pricing, and the coverage of preventable services (including contraception under certain conditions); and
•new generic contraceptive options including the possibility of a future potential generic version of Phexxi as a contraceptive.
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
The FDA and other regulatory agencies actively enforce laws and regulations prohibiting the promotion of off-label uses for prescription drugs and medical devices. If we are found or alleged to have improperly promoted our commercial product for off-label uses, we may become subject to significant liability.
The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products such as Phexxi. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. Promotional labeling for Phexxi, and for any other of our products that receive marketing approval, must be submitted to FDA at the time of first use. The agency actively solicits reports from health care professionals about improper drug manufacturer promotional claims or activities. If we are found to have promoted Phexxi for any off-label use, we may become subject to significant liability and potentially reputational harm. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of Phexxi or any of our product candidates, if approved in the future, to ensure compliance with these legal and regulatory requirements, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

We will need to obtain FDA approval of any proposed product names, and any failure or delay associated with such approval may adversely affect our business.
Any name we intend to use for our current or future product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the USPTO. The FDA typically conducts a review of proposed product names, including an evaluation of the potential for confusion with other product names. The FDA may also object to a product name if it believes the name inappropriately implies medical claims or contributes to an overstatement of efficacy. If the FDA objects to any of our proposed product names, we may be required to adopt alternative names for our product candidates. If we adopt alternative names, we would lose any goodwill or brand recognition developed for previously used names and marks, as well as the benefit of our existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidates.

If we suffer negative publicity concerning the safety or efficacy of Phexxi or our product candidates in development, our reputation and the commercialization of Phexxi could be harmed and we may be forced to cease development of such product candidates.

If concerns should arise about the actual or anticipated clinical outcomes regarding the safety or efficacy of any of our current or future product candidates, such concerns could adversely affect the market’s perception of these candidates. Such concerns could lead to a decline in investors’ expectations, adverse effects on our results of operations and a decline in the price of our common stock.

We rely, and expect to continue to rely, on market research conducted internally and on our behalf to evaluate the potential commercial acceptance of Phexxi for current and potential new indications, and any other future product candidates.

We have contracted with and expect to continue to perform market research and to contract with third parties to perform research on our behalf. These research findings may not be indicative or predictive of actual or overall market acceptance and any future market research may not be indicative of the acceptance for Phexxi for contraception, prevention of chlamydia, prevention of gonorrhea, or future product candidates we may develop. Moreover, our internal and external research that have informed our views with respect to our sales and marketing strategy, payer coverage, pricing and reimbursement with respect to Phexxi may prove to be incorrect. For example, we believe that women that are most likely to use Phexxi as their primary method of preventing pregnancy are those that are unwilling to use hormone-based contraceptives and are unsatisfied with existing non-hormonal alternatives. If our market research has overestimated the size of this population or the willingness of these women to try Phexxi, the commercialization of Phexxi may be less successful than we or others expect.
There can be no assurance on the accuracy or completeness of certain facts, forecasts and other statistics obtained from various government publications, market data providers and other independent third-party sources, including industry expert reports, contained in this Annual Report or other statements we may make from time to time.

Certain facts, forecasts and other statistics contained in this Annual Report and that we may discuss from time to time have been derived from various government publications, market data providers and other third-party sources. While we have no reason to believe that this information is false or misleading or that any fact has been omitted that would render this information false or misleading, we cannot guarantee the accuracy and completeness of this information. While we have taken reasonable care to ensure that these facts, forecasts and other statistics have been accurately reproduced from their respective sources, these facts, forecasts and other statistics have not been independently verified by us, our directors, advisers or any other parties and none of us make any representation as to the accuracy or completeness of such information. Due to possibly flawed or ineffective collection methods or discrepancies between published information and market practice and other problems, the facts, forecasts and statistics contained herein may be inaccurate or may not be comparable to information produced by other parties. Therefore, you should give consideration as to how much weight or importance you should attach to or place on these facts, forecasts or statistics and in all cases, but particularly with respect to market size, this information should not be unduly relied upon.

The proportion of the contraceptive market that is made up of generic products continues to increase, making the introduction of a branded contraceptive difficult and expensive.
The proportion of the U.S. market that is made up of generic products has been increasing over time. This trend is occurring in the women’s health segment, as well, where many of the most popular oral contraceptive pills brands have experienced genericization. Assuming this trend continues, it may be more challenging to introduce Phexxi or any future approved contraceptive product candidate we may develop as a branded contraceptive, at a price that will maximize our revenue and profits. Also, there may be additional marketing costs to introduce Phexxi in order to overcome the trend towards generics and to gain access to reimbursement by payers. If we are unable to introduce any future approved product candidate at a price that is commensurate with that of current branded products, or if we are unable to gain reimbursement from payers for Phexxi, or if patients are unwilling to pay any price differential between Phexxi and a generic contraceptive product, our revenues will be limited. As part of our launch strategy, we are covering the cost of Phexxi for the first month for women with commercial insurance whose health plans do not reimburse for Phexxi or whose health plans require a co-pay for Phexxi, and we are covering the cost of subsequent refills of Phexxi at a $30 co-pay for these women if their co-pay is above that amount. However, we cannot be certain that these initiatives will be successful in overcoming general inclinations of physicians and their patients to avoid branded contraceptives and these initiatives may become prohibitively expensive. If we choose to curtail our co-pay programs, demand for Phexxi may decrease. In addition, if health care plans do not add Phexxi to their covered formularies within the timelines we expect or impose more restrictive co-pay than we expect, our costs of providing these incentive programs will increase beyond our expectations and reduce our product margins and net revenues from sales of Phexxi.
Our business has been adversely affected and could be materially and adversely affected in the future by the ongoing COVID-19 pandemic.
Any outbreak or pandemic of a contagious disease, such as COVID-19 and its variants, or other adverse public health developments, could have a material and adverse effect on our operations, results of operations and financial condition. The COVID-19 pandemic continues to evolve, and has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures, as well as adverse impacts on health care resources, facilities and providers, in California, across the United States and in other countries. A number of health care systems have had to restructure operations to prioritize caring for COVID-19 patients and limit or cease other activities. The severe burden on health care systems caused by this pandemic has impaired the ability of physicians to diagnose and treat patients with non-COVID-19 related conditions, including routine women’s health visits, and impaired the ability of many clinical research sites to continue existing studies, start new studies, enroll new patients and monitor patients in clinical trials. The COVID-19 pandemic and government measures taken in response have had a significant impact, both direct and indirect, on businesses, commerce and commercial spending, as significant reductions in business related activities have occurred, unemployment has risen, supply chains have been disrupted, and certain manufacturing and clinical development activities have been curtailed or suspended. The continued impact of COVID-19 on our operations or those of our third-party partners and suppliers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the ultimate duration of the pandemic, additional or modified government actions, the success of ongoing vaccination efforts, the emergence, prevalence and strength of variant strains, actions taken to contain or treat the disease as well as the continued impact on local, regional, national and international markets, among others.
Our business has been adversely affected by the COVID-19 pandemic. In response to the pandemic and in accordance with direction from state and local government authorities, we took precautionary measures in 2020 and 2021 intended to help minimize the risk of the virus to our employees, including temporarily requiring most employees to work remotely (which in turn increases the threat to our cyber security and data accessibility, and communication matters) and suspending all non-essential travel worldwide for our employees. We are heavily reliant on our employees to perform the day to day operation of our business, and to the extent multiple employees are unavailable at the same time due to an outbreak or to personal illness, our ability to complete these day to day operations may be impaired. Further, the COVID-19 pandemic has already affected and will likely continue to affect our commercialization activities for Phexxi. For example, in light of the COVID-19 pandemic, particularly the restrictions on physician interactions, we made the strategic decision to delay the commercial launch of Phexxi from June 2020 to September 2020. In light of the COVID-19 pandemic, we also made the decision to reduce our target initial internal sales force and rely more on telehealth for marketing, including the Phexxi telehealth platform. Nevertheless, the restrictions on in person contact have limited the ability of our sales representatives to meet with HCPs in person and have also significantly reduced the number of visits by patients to physician offices. These factors may continue to slow the rate of adoption of Phexxi. With respect to our clinical development efforts, the completion of enrollment from our EVOGUARD clinical trial was delayed due in part due to challenges related to COVID-19 and the Omicron variant. As and if COVID-19 and its variants continue to affect individuals, businesses and industries, economies and markets around the globe, we and our third party partners and suppliers may experience further effects on our business and results of operations stemming directly or indirectly from the pandemic, some of which could severely impact our business, results of operations and financial condition.

Risks Related to the Development of Our Product Candidates
Our inability to develop our vaginal pH modulator for additional indications could have an adverse effect on our business and our ability to successfully market Phexxi for the prevention of pregnancy.
We believe our vaginal pH modulator gel may be useful in certain indications outside of the prevention of pregnancy. In August 2019, we completed a Phase 2B/3 clinical trial designed to assess Phexxi for the prevention of urogenital chlamydia in women and for the prevention of gonorrhea in women. Results from this clinical trial demonstrated that the trial met both its primary and secondary endpoints, with women receiving Phexxi experiencing a relative risk reduction for chlamydia and gonorrhea infection of 50% and 78%, respectively, compared to women receiving placebo.
We expect top-line EVOGUARD results in the second half of 2022, but we cannot guarantee that the results of this trial will be consistent with the results of the prior Phase 2B/3 clinical trial. Even if we do complete this clinical development, there is no assurance we will obtain regulatory approval of Phexxi for the prevention of either chlamydia or gonorrhea. Such a failure could also impede our ability to market Phexxi for the prevention of pregnancy. Also, any failure to obtain regulatory approvals for additional indications will likely have a material adverse effect on our business, results of operations or our financial condition.
Indemnity claims from lawsuits or damages against our clinical trial sites could cause us to incur substantial liabilities and to limit commercialization of Phexxi and any other product candidates we may develop.
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
If we or our clinical trial sites cannot successfully defend against product liability or other health related claims, we may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims and/or litigation may result in decreased demand for Phexxi and any other product candidates we may develop, injury to our reputation, negative media attention and the diversion of our management’s time and attention from our product development and commercialization efforts to address claim related matters.
The success of our business is also expected to depend in part upon our ability to identify, license, discover, develop or commercialize additional product candidates. Failure to identify additional product candidates would have a negative impact on our business and operations.
Although a substantial amount of our effort will focus on the commercialization of Phexxi for the prevention of pregnancy and development of Phexxi for the prevention of chlamydia and gonorrhea, the success of our business is also expected to depend in part upon our ability to identify, license, discover, develop or commercialize additional product candidates. We are seeking to license, or otherwise obtain, product and technology rights to a variety of products and product candidates in the field of women’s health, but there can be no assurance we will be able to do so, or do so on favorable terms. There are risks, uncertainties and costs associated with identifying, licensing and advancing product candidates through successful clinical development. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful. Our research programs or licensing efforts may fail to yield additional product candidates for clinical development and commercialization for a number of reasons, including but not limited to the following:
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
In addition to the possible events described above, our clinical trials may also be impacted by matters beyond our control. For example, conditions and circumstances surrounding the current COVID-19 pandemic delayed enrollment in our Phase 3 EVOGUARD trial and may again make it difficult for us, and our third-party service providers, to recruit, enroll, retain and monitor patients in these trials, disrupt the necessary logistic and manufacturing activities related to our clinical trials, require us to adjust our trial protocols, lead to a failure to collect in a timely manner key data necessary to support trial endpoints or otherwise compromise our ability to collect reliable data, result in delays in related communications and activities with the FDA or other comparable regulatory organizations and may affect our clinical trials in ways we may not presently predict.
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
From time to time, we may report top-line data from our clinical trials. These top-line data may differ from complete trial results once additional data are received and evaluated by the FDA or comparable foreign regulatory authorities.
Top-line data are based on a preliminary analysis of currently available efficacy and safety data, and therefore these results are subject to change, either by us or the FDA (or comparable foreign regulatory authorities), following a comprehensive review of the more extensive data we expect to receive when the full data set becomes available. Top-line data are based on important assumptions, estimations, calculations and information currently available to us. As a result, the top-line results may differ from the full data, or different conclusions or considerations may qualify these top-line results, once the complete data have been received and fully evaluated. If these initial data analyses differ from the results of the full data analyses, in a manner not favorable to the development of our product candidates, our business, financial condition, results of operations, prospects and, ultimately, the value of our common stock could be adversely affected.
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
Our development and regulatory approval strategy for Phexxi for the prevention of chlamydia and gonorrhea depends, in part, on published scientific literature and the FDA’s prior findings regarding the safety and efficacy of approved products.
The Hatch-Waxman Amendments added section 505(b)(2) to the FDCA, as well as several other provisions. Section 505(b)(2) of the FDCA permits the filing of an NDA where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. The FDA interprets section 505(b)(2) of the FDCA, for the purposes of approving an NDA, to permit the applicant to rely, in part, upon published literature or the FDA’s previous findings of safety and efficacy for an approved product. The FDA may also require the applicant to perform additional clinical trials or measurements to support any deviation from the previously approved product. The FDA may then approve the new product candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the section 505(b)(2) applicant. The FDA may require an applicant’s product label to have all or some of the limitations, contraindications, warnings or precautions included in the reference product’s label, including a black box warning, or may require the label to have additional limitations, contraindications, warnings or precautions. We plan to use the 505(b)(2) NDA pathway for our future marketing application for Phexxi for the prevention of chlamydia and gonorrhea, if the EVOGUARD is successful and the totality of the data collected on Phexxi are sufficient to support regulatory approval.
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
There are a number of incentive programs administered by the FDA and other regulatory bodies to facilitate development of drugs in areas of unmet medical need. Phexxi has been designated by the FDA as a QIDP for the prevention of both chlamydia and gonorrhea in women. Phexxi also received a Fast Track designation from the FDA for the prevention of chlamydia and gonorrhea in women. Phexxi may not qualify for or maintain designations under these or other incentive programs under any of the FDA’s existing or future programs to expedite drug development in areas of unmet medical need. Our inability to fully take advantage of these incentive programs may require us to run larger trials, incur delays, lose opportunities that may not otherwise be available to us, lose marketing exclusivity for which we would otherwise be eligible and incur greater expense in the development of our product candidates.
Risks Related to Our Post-Marketing Legal and Regulatory Compliance
Even though we have obtained FDA approval for Phexxi for prevention of pregnancy and even if we obtain regulatory approval for Phexxi for the prevention of chlamydia and gonorrhea or any other product candidates we may seek to develop, we will remain subject to ongoing regulatory requirements.
Even though Phexxi vaginal gel has been approved by the FDA for the prevention of pregnancy and even if Phexxi is approved for the prevention of chlamydia and gonorrhea or any other product candidate we may seek to develop are approved, we are and will be subject to ongoing regulatory requirements with respect to manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing clinical trials and submission of safety, efficacy and other post-approval information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities.
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
Any regulatory approvals we receive for Phexxi, or for any other product candidates we may seek to develop, may be subject to limitations on the approved indicated uses for which the product candidate may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. For example, the FDA has asked us to conduct, and we have agreed to conduct, a post-approval safety study in female adolescents for the use of Phexxi to prevent the acquisition of chlamydia. We will be required to report adverse reactions and production problems, if any, to the FDA and comparable foreign regulatory authorities. Any new legislation addressing drug safety issues could result in delays in product development or commercialization, or increased costs to assure compliance.
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

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of Phexxi for the prevention of pregnancy or development of Phexxi for the prevention of chlamydia and gonorrhea. If we are unable to obtain adequate insurance or are required to pay for liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage, a material liability claim could adversely affect our financial condition.

We face an inherent risk of product liability exposure in commercializing Phexxi for the prevention of pregnancy and in conducting clinical trials of Phexxi for the prevention of chlamydia and gonorrhea and other product candidates we may seek to develop or commercialize. If serious adverse events or undesirable side effects occur during or following the commercialization of Phexxi, or during the clinical investigation or post marketing of Phexxi or our other product candidates, the following events could occur which would materially and adversely affect our business:
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
Any of these events could prevent us from achieving or maintaining market acceptance of Phexxi or our other product candidates, or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenues from Phexxi or our other product candidates. Serious adverse events or side effects could require Phexxi to be taken off the market, may require them to be packaged with safety warnings or may otherwise limit our sales.
Further, if we cannot successfully defend ourselves against these product liability claims, we may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in decreased demand for Phexxi or other product candidates we may seek to develop, injury to our reputation, negative media attention and the diversion of our management’s time and attention from our product development and commercialization efforts to address claim related matters.
We will need to maintain liability insurance coverage as we continue to commercialize Phexxi and conduct clinical trials for our product candidates. This insurance may become increasingly expensive and difficult to procure. In the future, this insurance may not be available to us at all or may only be available at a very high cost and, if available, may not be adequate to cover all liabilities we may incur. In addition, while we have increased our liability insurance coverage in connection with the commercialization of Phexxi, we cannot be certain our coverage limits will be sufficient to cover liability claims we may face. We will also need to increase liability coverage if Phexxi is approved for the prevention of chlamydia and gonorrhea or any other product candidate we may seek to develop is approved. If we are not able to obtain and maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise, our business could be harmed, possibly materially.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on our business, financial condition or results of operations.
Our research and development activities and our third-party manufacturer’s and suppliers’ activities may involve the controlled storage, use, and disposal of hazardous materials. We and our manufacturer and supplier, and our potential future manufacturers and suppliers, are and will be subject to laws and regulations governing the use, manufacture, storage, handling, and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use may be stored at our and our current and potential future manufacturers’ facilities pending their use and disposal. We cannot eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts and business operations; environmental damage resulting in costly clean-up; and liabilities under applicable laws and regulations governing the use, storage, handling, and disposal of these materials and specified waste products. Although we believe the safety procedures utilized by us and our current third-party manufacturers for handling and disposing of materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of specified materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently, and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. We do not currently carry biological or hazardous waste insurance coverage.
Risks Related to Our Intellectual Property
Our rights to develop and commercialize Phexxi are subject, in part, to the terms and conditions of licenses granted to us by third parties. The patent protection and patent prosecution of Phexxi is dependent on third parties.
We are reliant upon licenses to certain patent rights and proprietary technology from third parties that are important or necessary to the commercialization of Phexxi and for the development of EVO100. For example, the Rush License Agreement includes intellectual property rights to Phexxi and EVO100. This agreement requires us, as a condition to the maintenance of our license and other rights, to make milestone and royalty payments and satisfy certain performance obligations. As of March 10, 2022, we are current on all such obligations, financial and otherwise, and, pursuant to the Rush License Agreement, we have obtained a waiver of any potential claim of breach based on any provisions requiring us to timely exploit the licensed patent or make minimum royalty payments.

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

If we are unable to obtain and maintain patent protection for Phexxi for the prevention of pregnancy, for the prevention of chlamydia and gonorrhea, or other proprietary technologies we may develop, or if the scope of the patent protection we have or will obtain is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to our products and technology, and our ability to successfully commercialize our product candidates, and other proprietary technologies we may develop may be adversely affected.
Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our products, product candidates and other proprietary technologies we may develop. We seek to protect our proprietary position by in-licensing intellectual property and filing patent applications in the United States and abroad relating to Phexxi and other proprietary technologies we may develop. If we or our licensors are unable to obtain or maintain patent protection with respect to Phexxi and other proprietary technologies we may develop, our business, financial condition, results of operations, and prospects could be materially harmed.
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
The patent position of biotechnology and biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. Our owned or in-licensed pending and future patent applications may not result in patents being issued which protect Phexxi and other product candidates or proprietary technologies that we may seek to develop or which effectively prevent others from commercializing competitive technologies and product candidates.
Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if patent applications we license or own currently or in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents we own or in-license may be challenged, narrowed, circumvented, or invalidated by third parties. Consequently, we do not know whether Phexxi and other proprietary technology will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner which could materially adversely affect our business, financial condition, results of operations and prospects.
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
In addition, given the amount of time required for the commercialization, development, testing, and regulatory review of our products and product candidates, patents protecting such products and product candidates might expire before or shortly after such products or product candidates are fully commercialized. The patent rights licensed to us under the Rush University License expire in 2023. If we are unable to obtain extensions of the patent rights, these patent rights will no longer protect Phexxi, and we will be relying solely on our directly owned patent formulas and patent application families for patent protection for Phexxi. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Moreover, some of our owned and in-licensed patents and patent applications may in the future be co-owned with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us. Furthermore, our owned and in-licensed patents may be subject to a reservation of rights by one or more third parties. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.
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
Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act (the America Invents Act) enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before we do could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to Phexxi and other proprietary technologies we may develop or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications.
The America Invents Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned or in-licensed patent applications and the enforcement or defense of our owned or in-licensed issued patents, all which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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

Issued patents covering Phexxi and other proprietary technologies we may develop could be found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad.
If we or one of our licensors initiated legal proceedings against a third party to enforce a patent covering Phexxi or other proprietary technologies we may develop, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may raise claims challenging the validity or enforceability of our owned or in-licensed patents before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover Phexxi and other proprietary technologies we may develop. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our licensing partners and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates and other proprietary technologies we may develop. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations, and prospects.
If we do not obtain PTE for our products or product candidates, our business may be materially harmed.
One or more of our owned or in-licensed U.S. patents covering Phexxi for the prevention of pregnancy, and depending upon the timing, duration and specifics of any FDA marketing approval of Phexxi for the prevention of chlamydia and gonorrhea and any other product candidate we may develop, may be eligible for limited PTE under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a PTE of up to five years as compensation for patent term lost during the FDA regulatory review process. A PTE cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended, and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar patent term restoration provisions to compensate for commercialization delay caused by regulatory review are also available in certain foreign jurisdictions, such as in Europe under Supplemental Protection Certificate (SPC).
An important part of our patent strategy is reliant on our or Rush University’s ability to obtain PTE on the U.S. patent licensed from Rush University, which currently expires in March 2023. Rush University submitted a PTE application for the U.S. patent in 2020 requesting a five-year PTE to 2026. Two OGIEs were received from the USPTO, extending the expiration of the U.S. patent to 2023. However, we may not be granted a full five-year PTE for the U.S. patent or similar extension outside the United States, such as SPC for the European patents because of, for example, our inability to exercise due diligence during the testing phase or regulatory review process, our inability to apply within applicable deadlines, our inability to apply prior to expiration of relevant patents, or if we are otherwise unable to satisfy applicable requirements. Moreover, the applicable time or the scope of patent protection afforded could be less than our or Rush University’s request. If we or Rush University are unable to obtain PTE or the term of any such extension is shorter than what we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and prospects could be materially harmed.
The patent protection and patent prosecution for our product candidates are dependent on third parties, including Rush University.
While we normally seek to obtain the right to control prosecution, maintenance and enforcement of the patents relating to our products and product candidates, there may be times, such as with respect to our agreement with Rush University, when the filing and prosecution activities for patents relating to our products or product candidates are controlled by our licensors or collaboration partners. If any of our current or future licensing or collaboration partners fail to prosecute, maintain and enforce such patents and patent applications in a manner consistent with the best interests of our business, including by payment of all applicable fees for patents covering our products or product candidates, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, our ability to develop and commercialize Phexxi for the prevention of pregnancy and Phexxi for the prevention of chlamydia and gonorrhea, if approved may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products. In addition, even where we have the right to control patent prosecution of patents and patent applications we have licensed to and from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensees, our licensors and their counsel that took place prior to the date upon which we assumed control over patent prosecution.

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
In addition to seeking and maintaining patents for Phexxi and other proprietary technologies we may develop, we also rely on trade secrets and confidentiality agreements to protect our unpatented know-how, technology, and other proprietary information and to maintain our competitive position. With respect to Phexxi, we consider trade secrets and know-how to be one of our important sources of intellectual property. Trade secrets and know-how can be difficult to protect. In particular, our trade secrets and know-how in connection with Phexxi and other proprietary technology we may develop over time may be disseminated within the industry through independent development, the publication of journal articles describing the methodology, and the movement of personnel with scientific positions in academic and industry.
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
We currently have rights to intellectual property covering Phexxi. Other pharmaceutical companies and academic institutions may also have filed or are planning to file patent applications potentially relevant to our business. To avoid infringing these third-party patents, we may find it necessary or prudent to obtain licenses to such patents from such third-party intellectual property holders. However, we may be unable to secure such licenses or otherwise acquire or in-license any compositions, methods of use, processes, or other intellectual property rights from third parties that we identify as necessary for Phexxi and other proprietary technologies we may develop. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow it to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development or commercialization of the relevant program, product or product candidate, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
Our commercial success depends in part on our and our collaborators’ ability to avoid infringing, inducing infringement, misappropriating and otherwise violating the patents and other intellectual property rights of third parties. There is a substantial amount of complex litigation involving patents and other intellectual property rights in the biotechnology and biopharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, derivation and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. As discussed above, recently, due to changes in U.S. law referred to as patent reform, new procedures including inter partes review and post-grant review have been implemented. As stated above, this reform adds uncertainty to the possibility of challenge to our patents in the future.

Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we intend to commercialize Phexxi and in which we are developing other proprietary technologies. As the biotechnology and biopharmaceutical industries expand and more patents are issued, the risk increases that our product candidate may give rise to claims of infringement of the patent rights of others. We cannot assure you that Phexxi and other proprietary technologies we may develop will not infringe existing or future patents owned by third parties. We may not be aware of patents that have already been issued and that a third party, for example, a competitor in the fields in which we are commercializing or developing our products or product candidates, might assert are infringed by our current or future product candidates, including claims to compositions, formulations, methods of manufacture or methods of use or treatment that cover our product candidates. It is also possible that patents owned by third parties of which we are aware, but which we do not believe are relevant to our products, product candidates and other proprietary technologies we may develop, could be found to be infringed by our products or product candidate. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our products or product candidate may infringe.
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
In the ordinary course, we have been and again may become involved in lawsuits to protect or enforce our patents and other intellectual property rights, which could be expensive, time consuming, and unsuccessful.
Competitors or other third parties may infringe our patents or the patents of our licensing partners. We have and may again be required to defend against claims of infringement or otherwise engage in legal action to protect our intellectual property. Any commercial success we may achieve with Phexxi for the prevention of pregnancy may incentivize third parties to challenge or infringe our intellectual property. In addition, our patents or the patents of our licensing partners also may become involved in inventorship, priority or validity disputes. To counter or defend against these claims is expensive and time consuming. In an infringement proceeding, a court may decide a patent owned or in-licensed by us is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds our owned and in-licensed patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our owned or in-licensed patents at risk of being invalidated or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.
Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. These litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.
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

Our registered or unregistered trademarks or trade names have in the ordinary course of our business been challenged and may again be challenged by third parties. For example, we are party to TherapeuticsMD, Inc. v. Evofem Biosciences, Inc. (filed in the United States District Court for the Southern District of Florida-West Palm Beach Division). While we do not believe the claims in this trademark dispute have merit or are material, there can be no assurance that we will prevail and the dispute has caused management to expend significant time and human resources in managing it. These trademarks and tradenames may also be infringed, circumvented or may not be registered with the USPTO or determined to be infringing on other marks. During trademark registration proceedings, we may receive rejections of our applications by the USPTO or in other foreign jurisdictions. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Moreover, any name we have proposed to use with our product or product candidates in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. Similar requirements exist in Europe. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. Furthermore, in many countries, owning and maintaining a trademark registration may not provide an adequate defense against a subsequent infringement claim asserted by the owner of a senior trademark.
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
We have a small number of employees and no internal manufacturing capability. Our management does not expect to manufacture any products and expects to rely solely on third parties to manufacture our products, including our FDA-approved commercial product Phexxi, and as such we will be subject to inherent uncertainties related to product safety, availability and security. While, as of December 31, 2021, we estimated that we would have sufficient manufactured Phexxi inventory on hand to support approximately fifteen months of expected demand for Phexxi, this estimate could ultimately be incorrect and our inventory needs may increase more than we currently expect thus increasing our expected reliance on our third-party suppliers. We currently have only one contract manufacturer for drug product, DPT Laboratories, Ltd. (DPT), who we entered into a supply and manufacturing agreement with in November 2019 (the Manufacturing Agreement). Pursuant to the Manufacturing Agreement, subject only to a supply failure, we are obligated to purchase all of our requirements with respect to Phexxi from DPT. We expect to rely on DPT to increase the manufacturing of Phexxi in amounts needed to support commercialization. If DPT does not perform as agreed or is unable to increase manufacturing of Phexxi as needed to support commercialization, including as a result of being adversely affected by COVID-19, or terminates our agreement, we will be required to replace them as our manufacturer, and we may be unable to do so on a timely basis, on similar terms or at all. Furthermore, we have only a single source of supply for some of the key raw materials and components of Phexxi, and while we believe we would be able to obtain supplies through alternative sources if needed, alternate sources of supply may not be readily available and alternate sources of supply may also be affected by COVID-19.
Moreover, we do not control the manufacturing processes for the production of Phexxi, which must be made in accordance with relevant regulations including, among other things, quality control, quality assurance, compliance with cGMP and the maintenance of records and documentation. In the future, it is possible that our suppliers or manufacturers may fail to comply with FDA regulations, the requirements of other regulatory bodies or our own requirements, any of which would result in suspension or prevention of commercialization and/or manufacturing of our products or product candidates, including Phexxi; suspension of ongoing research; disqualification of data or other enforcement actions such as product recall, injunctions, civil penalties or criminal prosecutions against us. Furthermore, we may be unable to replace any supplier or manufacturer with an alternate supplier or manufacturer on a commercially reasonable or timely basis, or at all.
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
We have no significant internal distribution capabilities. We intend to engage third-party distributors for distribution of products outside the United States, if approved, and have engaged additional third-party wholesale distributors for the distribution of Phexxi in the United States. Our inability to identify, or enter into an agreement with, any such third-party distributor, would likely have a material adverse effect on our business and operations.
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

We rely and intend to rely on third parties for the execution of our development programs for our product candidates and for the delivery of telehealth services through the Phexxi telehealth platform. Failure of these third parties to provide services of a suitable quality, in accordance with applicable regulations and within acceptable time frames may cause the delay or failure of our development programs.
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
The Phexxi telehealth platform is designed to provide physicians with on-demand educational support, and to remove certain barriers to women’s access to Phexxi by removing the need for an in-office visit. With the Phexxi telehealth platform, women can directly meet with an HCP to determine their eligibility for a Phexxi prescription and potentially have it written by the HCP, filled, and mailed directly to them by a third-party pharmacy. These telehealth platform services are not core to our business of developing and commercializing innovative products to address unmet needs in women’s sexual and reproductive health. These services are also subject to complex federal and state laws and regulations and professional practice standards, and we do not have the resources to provide these telehealth services internally. Any pharmacy that fills Phexxi prescriptions will be fully independent from us. We do not control or own or possess any ownership stake in any pharmacy that we expect may fill prescriptions for Phexxi or in any telehealth service provider. All prescriptions will be routed through our independent third-party telehealth service providers. If our telehealth service providers fail to perform or fail to perform in compliance with applicable laws, regulations and standards of care, our business, financial condition, commercial launch of Phexxi and results of operation would be adversely affected.

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
Phexxi is indicated for the prevention of pregnancy and has been granted three years of data exclusivity that expires on May 22, 2023, and it has been designated as an RLD by the FDA. As such, the three-year exclusivity period should block FDA from approving either a subsequent ANDA or 505(b)(2) NDA that relies in whole or in part on our protected clinical data. We cannot predict the interest of potential follow-on competitors in the future Phexxi market, whether someone will attempt to invalidate our period of exclusivity or otherwise force the FDA to take other actions, or how quickly others may seek to come to market with competing products after the three-year data exclusivity period ends. Future product candidates may also receive marketing exclusivity under the FDCA after approval that may similarly be subject to challenge or uncertainty.
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
We cannot be certain that third-party reimbursement will remain available for Phexxi vaginal gel for the prevention of pregnancy, or if reimbursement is available, that the amount of any such reimbursement would not change. We provide a financial assistance program for Phexxi patients to offset any co-pay or patient out of pocket costs, but we do not know if this program will be successful in increasing market acceptance or that such program will not prove to be prohibitively costly. Demand for Phexxi may decrease if we elect to discontinue our co-pay programs. The ACA and subsequent regulations enacted by the DHHS require, under certain conditions, health plans to provide coverage for women’s preventive care, including all forms of FDA-cleared or FDA-approved contraception, without imposing any cost sharing on the plan beneficiary. These regulations ensure that women who wish to use an approved form of contraception may request it from their doctors and their health insurance plan must cover all costs associated with such products, under certain conditions. In January 2022, the DHHS, Department of Labor, and Treasury Department jointly issued guidance on implementation of this ACA mandate, among other things. The recently issued federal guidance makes clear that all FDA-approved or cleared contraceptive products that are determined by an individual’s medical provider to be medically appropriate for such individual must be covered without-cost sharing, regardless of whether the product is specifically identified in the FDA’s Birth Control Guide.
However, certain members of Congress and other stakeholders may attempt to repeal or repeal and replace the ACA and corresponding regulations, as more fully described below, which could eliminate the requirement for health plans to cover women’s preventive care without cost sharing. Even if the ACA is not repealed, the DHHS regulations to specifically enforce the preventive health coverage mandate could be repealed or modified; for example, the Trump administration in 2017 altered the mandate to allow certain employers and insurers to opt-out of birth control coverage for religious or moral reasons, which was partially upheld by the Supreme Court in July 2020. The DHHS, Department of Labor, and Treasury Department are expected to initiate rulemaking in 2022 that would amend existing regulations to account for recent litigation. We cannot predict the timing or impact of any future rule making or changes in the law. Any repeal or elimination of the preventive care coverage rules would mean that women seeking to use prescribed forms of contraceptives may have to pay some portion of the cost for such products out-of-pocket, which could deter some women from using prescription contraceptive products, such as Phexxi, at all. We expect that health care reform measures that may be adopted in the future may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that may be charged for Phexxi or any of our product candidates, if approved. Even if we obtain coverage for any approved products, the resulting reimbursement payment rates might not be adequate or may require a co-pay that patients find unacceptably high. Patients are unlikely to use any products we may market unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of those products. As a result, we expect that our success, to some degree, will be dependent on the willingness of patients to pay out-of-pocket for Phexxi in the event that their third-party payer either does not cover and reimburse Phexxi or requires payment of a portion of Phexxi by the patient, thus increasing the patient’s overall cost to use Phexxi. This could reduce market demand for Phexxi or any future product candidates we may seek to develop, if and when they receive FDA approval, which would have a material adverse effect on our business, financial conditions, and prospects.
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
Third-party payers are increasingly challenging the prices charged for pharmaceutical and medical device products, including Phexxi. The U.S. government and other third-party payers are increasingly limiting both coverage and the level of reimbursement for new drugs and medical devices, in addition to questioning their safety and efficacy. Coverage decisions can depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. We may incur significant costs to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our future products, in addition to the costs required to obtain the necessary FDA marketing approvals. Third-party payer coverage may not be available to patients for Phexxi or any future product we may seek to commercialize. If third-party payers do not provide coverage and adequate reimbursement for Phexxi or our other product candidates, if approved, HCPs may not prescribe them or patients may ask their HCPs to prescribe competing products with more favorable reimbursement.
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
•HIPAA, as amended by HITECH, and its implementing regulations, which imposes certain requirements on certain covered HCPs, health plans, and health care clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security, and transmission of individually identifiable health information;
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
The scope and enforcement of these laws and regulations is uncertain and subject to rapid change. Notably, in November 2020, DHHS finalized significant changes to the regulations implementing the Anti-Kickback Statute, as well as the civil monetary penalty rules regarding beneficiary inducements, with the goal of offering the health care industry more flexibility and reducing the regulatory burden associated with those fraud and abuse laws, particularly with respect to value-based arrangements among industry participants. Regulatory authorities might challenge our current or future activities under these laws. Any such challenge could have a material adverse effect on our reputation, business, results of operations and financial condition. These risks may be increased where there are evolving interpretations of applicable regulatory requirements, such as those applicable to manufacturer co-pay programs. Pharmaceutical manufacturer co-pay programs, including pharmaceutical manufacturer donations to patient assistance programs offered by charitable foundations, are the subject of ongoing litigation, enforcement actions and settlements (involving other manufacturers and to which we are not a party) and evolving interpretations of applicable regulatory requirements and certain state laws, and any change in the regulatory or enforcement environment regarding such programs could impact our ability to offer such programs. In addition, efforts to ensure that our business arrangements with third parties will comply with these laws will involve substantial costs. Any investigation of us or the third parties with whom we contract, regardless of the outcome, would be costly and time consuming. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, monetary fines, imprisonment, disgorgement of profits, possible exclusion and debarment from participation in Medicare, Medicaid and other federal health care programs, debarment under the FDCA, additional reporting or oversight obligations if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with the law, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations.
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
There remain judicial and Congressional challenges to certain aspects of the ACA, and as a result certain sections of the ACA have not been fully implemented or effectively repealed. However, following several years of litigation in the federal courts, in June 2021, the U.S. Supreme Court upheld the ACA when it dismissed a legal challenge to the ACA’s constitutionality. Further legislative and regulatory changes under the ACA remain possible, although the new federal administration under President Biden has signaled that it plans to build on the ACA and expand the number of people who are eligible for health insurance subsidies under it. It is unknown what form any such changes or any law would take, and how or whether it may affect the biopharmaceutical industry as a whole or our business in the future. We expect that changes or additions to the ACA, the Medicare and Medicaid programs, such as changes allowing the federal government to directly negotiate drug prices, and changes stemming from other health care reform measures, especially with regard to health care access, financing or other legislation in individual states, could have a material adverse effect on the health care industry in the U.S.
Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In addition, CMS published a final rule that would give states greater flexibility, effective January 1, 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.
The uncertainty around the future of the ACA, and in particular the impact to reimbursement levels, may lead to uncertainty or delay in the purchasing decisions of our customers, which may in turn negatively impact our product sales. If there are not adequate reimbursement levels, our business and results of operations could be adversely affected.
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2030 unless additional Congressional action is taken. However, the Medicare sequester reductions under the Budget Control Act of 2011 will be suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic, pursuant to provisions of the CARES Act which also extended the sequester by one year, through 2030, in order to offset the added expense of the 2020 cancellation. The suspension was subsequently extended through March 31, 2022, with a reduction of the suspension to 1% sequester through June 30, 2022.
In addition, in 2013, the DSCSA enacted imposed obligations on manufacturers of pharmaceutical products related to product tracking and tracing. On December 20, 2019, President Trump signed the Further Consolidated Appropriations Act for 2020 into law (P.L. 116-94) that includes a piece of bipartisan legislation called the CREATES Act. The CREATES Act aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny generic and biosimilar product developers access to samples of brand products. The CREATES Act establishes a private cause of action that permits a generic or biosimilar product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Whether and how generic and biosimilar product developments will use this new pathway, as well as the likely outcome of any legal challenges to provisions of the CREATES Act, remain highly uncertain and its potential effects on our future commercial products are unknown. Other legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We are unsure whether additional legislative changes will be enacted, or whether the current regulations, guidance or interpretations will be changed, or whether such changes will have any impact on our business.
Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices considering the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, state legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court unanimously held that federal law does not preempt the states’ ability to regulate PBMs or other members of the health care and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area.
At the federal level, DHHS has solicited feedback on various measures intended to lower drug prices and reduce the out of pocket costs of drugs and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. In addition, in 2020, the FDA finalized a rulemaking to establish a system whereby state governmental entities could lawfully import and distribute prescription drugs sourced from Canada. The Biden Administration, which assumed control of the Executive Branch on January 20, 2021, has also indicated that lowering prescription drug prices is a priority. For example, in July 2021, President Biden issued a sweeping executive order on promoting competition in the American economy that includes several mandates pertaining to the pharmaceutical and health care insurance industries. Among other things, the executive order directs the FDA to work towards implementing a system for importing drugs from Canada (following on the Trump administration notice-and-comment rulemaking on Canadian drug importation finalized in October 2020). The Biden order also called on DHHS to release a comprehensive plan to combat high prescription drug prices, and it includes several directives regarding the Federal Trade Commission’s oversight of potentially anticompetitive practices within the pharmaceutical industry. The drug pricing plan released by DHHS in September 2021 in response to the executive order makes clear that the Biden Administration supports aggressive action to address rising drug prices, including allowing DHHS to negotiate the cost of Medicare Part B and D drugs, but such significant changes will require either new legislation to be passed by Congress or time-consuming administrative actions. The implementation of cost containment measures or other health care reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.
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
We and our third-party service providers are subject to laws and regulations covering data privacy and the protection of personal information including health information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business. In the United States, we and our third-party service providers may be subject to state security breach notification laws, state health information privacy laws and federal and state consumer protections laws which impose requirements for the collection, use, disclosure and transmission of personal information. These laws overlap and often conflict and each of these laws are subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our third-party service providers. In particular, our Phexxi telehealth platform and our online, digital and media marketing strategies are required to comply with these laws and regulations. If we fail to comply with applicable laws and regulations, we could be subject to penalties or sanctions, including criminal penalties if we knowingly obtain information that is protected by HIPAA (protected health information) from a covered entity or business associate in a manner that is not authorized or permitted by HIPAA or for aiding and abetting a violation of HIPAA.

The regulatory environment surrounding information security, data collection, and privacy is increasingly demanding. We are subject to numerous U.S. federal and state laws and regulations governing the protection of health, personal information, and financial information of our customers, clinical subjects, clinical investigators, employees, and vendors/business contacts. For example, California has implemented the California Confidentiality of Medical Information Act that imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information, and California has recently adopted the CCPA, which went into effect in January of 2020. The CCPA mirrors a number of the key provisions of the EU General Data Protection Regulation (GDPR) described below. The CCPA establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. Additionally, a new privacy law, the California Privacy Rights Act (CPRA), was a ballot measure approved by California voters in the election on November 3, 2020, and certain provisions are effective as of January 1, 2022 with full effectiveness as of January 1, 2023. The CPRA modifies and expands the CCPA significantly, and among other things, creates the California Privacy Protection Agency with full administrative power, authority and jurisdiction to implement and enforce CCPA. CPRA transferred rulemaking authority from the California attorney General to the California Privacy Protection Agency effective July 1, 2021 with final CPRA regulations due by July 1, 2022. CPRA enforcement will begin July 1, 2023. The CCPA creates the potential for further uncertainty, additional costs and expenses in the Company’s efforts to comply with California privacy requirements and additional potential for harm and liability for failure to comply. Virginia and Colorado enacted similar data protection laws in 2021, and other U.S. states have proposals under consideration, increasing the regulatory compliance risk.
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
We will also be subject to evolving EU laws on data export if we transfer data outside the EU to ourselves or third parties. The GDPR only permits exports of data outside the EU where there is a suitable data transfer solution in place to safeguard personal data (e.g. the EU Commission approved Standard Contractual Clauses). On July 16, 2020, the Court of Justice of the EU (CJEU) issued a landmark opinion in the case Maximilian Schrems vs. Facebook (Case C-311/18) (Schrems II). This decision calls into question certain data transfer mechanisms as between the EU member states and the US. The CJEU is the highest court in Europe and the Schrems II decision heightens the burden on data importers to assess U.S. national security laws on their business future actions of EU data protection authorities are difficult to predict at the early date. Consequently, there is some risk of any data transfers from the EU being halted. If we have to rely on third parties to carry out services for us, including processing personal data on our behalf, we are required under GDPR to enter into contractual arrangements to help ensure that these third parties only process such data according to our instructions and have sufficient security measures in place. Any security breach or non-compliance with our contractual terms or breach of applicable law by such third parties could result in enforcement actions, litigation, fines and penalties or adverse publicity and could cause customers to lose trust in us, which would have an adverse impact on our reputation and business. Any contractual arrangements requiring the processing of personal data from the EU to us in the United States will require greater scrutiny and assessments as required under Schrems II and may have an adverse impact on cross-border transfers of personal data or increase costs of compliance. The GDPR provides an enforcement authority to impose large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. We will be subject to GDPR when we have a EU presence or "establishment" (e.g. EU based subsidiary or operations), when conducting clinical trials with EU based data subjects, whether the trials are conducted directly by us or through a vendor or partner, or offering approved products or services to EU based data subjects, regardless of whether involving a EU based subsidiary or operations.
Applicable data privacy and data protection laws may conflict with each other, and by complying with the laws or regulations of one jurisdiction, we may find that we are violating the laws or regulations of another jurisdiction. Despite our efforts, we may not have fully complied in the past and may not in the future. If we become liable under laws or regulations applicable to us, we may be required to pay significant fines and penalties, our reputation may be harmed, and we may be forced to change the way we operate. That could require us to incur significant expenses, which could significantly affect our business.
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
The COVID-19 pandemic may continue to affect the macroeconomic factors and the credit markets in a manner that is detrimental to our business. Moreover, some physician offices appear to be negatively impacted by restrictions on elective procedures and office visits related to the pandemic. To the extent physician offices are again closed or visits are again reduced, patients could be less likely to be prescribed Phexxi. Even with our planned telehealth efforts through efforts such as the Phexxi telehealth platform, we may not be able to effectively commercialize Phexxi for the prevention of pregnancy as a result of our reduced sales force, any reduction in physician office visits and other circumstances related to the COVID-19 pandemic. The pandemic may continue to adversely affect us and our business in manner we may be unable to reliably predict or quantify.
Also, as a result of the current geopolitical tensions and conflict between Russia and Ukraine, and the recent invasion by Russia of Ukraine, the governments of the United States, European Union, Japan and other jurisdictions have recently announced the imposition of sanctions on certain industry sectors and parties in Russia and the regions of Donetsk and Luhansk, as well as enhanced export controls on certain products and industries. These and any additional sanctions and export controls, as well as any counter responses by the governments of Russia or other jurisdictions, could adversely affect, directly or indirectly, the global supply chain, with negative implications on the availability and prices of raw materials, energy prices, and our customers, as well as the global financial markets and financial services industry.
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
As of February 28, 2022, we had a total of 119 employees, all of which are full-time employees. In addition, we used third-party consultants to assist with research and development activities, including regulatory filings and clinical trial operations and support, sales and marketing research and programs, as well as general and administrative activities. As our development and commercialization plans and strategies continue to develop, we expect that we will expand the size of our employee base for managerial, operational, sales, marketing, financial, regulatory affairs and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, management may have to divert a disproportionate amount of its attention away from day-to-day activities and devote a substantial amount of time to managing these growth activities, which would lead to disruptions in our operations. We cannot provide assurance that we will be able to retain adequate staffing levels to run our operations and/or to accomplish all the objectives that we otherwise would seek to accomplish, or that our staffing levels may turn out to be too robust for our actual business activity.

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
Despite the implementation of security measures and internal policies and controls, any of the internal computer systems belonging to us or our third-party service providers are vulnerable to damage from computer viruses, unauthorized access, natural disasters, malicious attack, human error, and telecommunication and electrical failure. Cybersecurity risks continue to increase for our industry, including for our third party vendors, who may hold some of our data, and the proliferation of new technologies and the increased sophistication and activities of the actors behind such attacks present risks for compromised or lost data, which could result in substantial costs and harm to our reputation. Any system failure, accident, security breach or data breach that causes interruptions in our own or in third-party service vendors’ operations could result in a material disruption of our commercialization or product development programs. For example, the loss of clinical study data from future clinical trials could result in liability, delays in our or our partners’ regulatory approval efforts and significantly increase our costs to recover or reproduce the lost data. Further, our information technology and other internal infrastructure systems, including firewalls, servers, leased lines and connection to the Internet, face the risk of systemic failure, which could disrupt our operations. In addition, our commercialization of Phexxi is partially reliant on the use of the Phexxi telehealth platform and our other digital or media marketing strategies. We are in turn reliant on third parties and limited internal resources to ensure the Phexxi telehealth platform and these other digital and marketing resources function appropriately. Our commercialization of Phexxi may be adversely affected to the extent the Phexxi telehealth platform and our other online marketing resources do not work properly or are disrupted. To the extent any disruption or security breach results in a loss or damage to our data or applications, sensitive information or inappropriate disclosure of confidential or proprietary information, we may incur resulting liability and reputation damage, our product development programs and competitive position may be adversely affected and the further commercialization or development of our products may be delayed. Furthermore, we may incur additional costs to remedy the damage caused by these disruptions or security breaches and these costs could be significant.
The United States federal and various state and foreign governments have adopted or proposed requirements regarding the collection, distribution, use, security, and storage of personally identifiable information and other data relating to individuals, and federal and state consumer protection laws are being applied to enforce regulations related to the collection, use, and dissemination of data. Some of these federal, state and foreign government requirements include obligations of companies to notify individuals and others of security breaches involving health information or particular personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships. Even though we may have contractual protections with such vendors, contractors, or other organizations, notifications and follow-up actions related to a security breach could impact our reputation, cause us to incur significant costs, including legal expenses, harm customer confidence, hurt our expansion into new markets, cause us to incur remediation costs, or cause us to lose existing customers.
The techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated or remote areas of the world. For example, there may be an increased risk of cybersecurity attacks by state actors due to the current conflict between Russia and Ukraine. Recently, Russian ransomware gangs have threatened to increase hacking activity against critical infrastructure of any nation or organization that retaliates against Moscow for its invasion of Ukraine. Any such increase in such attacks on our third-party provider or other systems could adversely affect our network systems or other operations. We may not be able to address these techniques proactively or implement adequate preventative measures. There can be no assurance that we will promptly detect any such disruption or security breach, if at all. If our computer systems are compromised, we could be subject to fines, damages, reputational harm, litigation and enforcement actions, and we could lose trade secrets, the occurrence of which could harm our business, in addition to possibly requiring substantial expenditures of resources to remedy. For example, any such event that leads to unauthorized access, use or disclosure of personal information, including personal information regarding our patients or employees, could harm our reputation, require us to comply with federal and/or state breach notification laws and foreign law equivalents, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. In addition, the loss of data from clinical trials for our drug or biologic candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce data and a cybersecurity breach could adversely affect our reputation and could result in other negative consequences, including disruption of our internal operations, increased cyber security protection costs, lost revenues or litigation. Despite precautionary measures to prevent unanticipated problems that could affect our IT systems, sustained or repeated system failures that interrupt our ability to generate and maintain data could adversely affect our ability to operate our business.
Any such security breach may compromise information stored on our networks and may result in significant data losses or theft of our intellectual property or proprietary business information, it may also subject us to significant fines, penalties or liabilities for any noncompliance with certain privacy and security laws. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches. A cybersecurity breach could adversely affect our reputation and could result in other negative consequences, including disruption of our internal operations, increased cybersecurity protection costs, lost revenue or litigation.
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
Our success largely depends on the continued service of key management, advisors and other specialized personnel, including Saundra Pelletier, our Chief Executive Officer; Justin J. File, our Chief Financial Officer; and Alex Fitzpatrick, our General Counsel who are all employed at will and for whom we do not have “key man” insurance coverage. The loss of one or more members of our management team or other key employees or advisors could delay our commercialization efforts and research and development programs and could also have a material and adverse effect on our business, financial condition, results of operations and prospects. Our future success will depend in large part on our continued ability to attract and retain other highly qualified management personnel, as well as personnel with expertise in women’s health care, drug development, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations (many of whom have substantially greater financial resources than us), and we might not be able to attract or retain these key employees on conditions that are economically acceptable. Our inability to attract and retain these key employees could prevent us from achieving our objectives and implementing our business strategy, which could have a material adverse effect on our business and prospects.
We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws, and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations which can harm our business.
We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the FCPA, the U.S. domestic bribery statute contained in 18 United States Code (U.S.C.) § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other partners from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties for clinical trials outside of the United States, to sell our products abroad once we enter a commercialization phase, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other partners, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.
We or the third parties upon whom we depend may be adversely affected by earthquakes, medical epidemics or pandemics, or other natural disasters. These natural disasters may be exacerbated by the effects of climate change.
Our principal offices are located in our facilities in San Diego, California. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics or pandemics, power shortage, telecommunication failure or other natural or manmade accidents or incidents, including the COVID-19 pandemic, that results in us being unable to fully utilize our facilities, effects the ability of our employees working remotely to communicate with us and our systems, or that affects the operations of our third party manufacturers, distributors, service providers or consultants may have a material and adverse effect on our ability to operate our business and have significant negative consequences on our financial and operating conditions. These natural events may become worse over time due to the ongoing effects of climate change. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Our Common Stock
Our shares of common stock could be delisted from the Nasdaq Capital Market which could result in, among other things, a decline in the price of our common stock and less liquidity for holders of shares of our common stock.
Our common stock is listed on the Nasdaq Capital Market, which imposes, among other requirements, a minimum $1.00 per share bid price requirement for continued inclusion on the Nasdaq Capital Market pursuant to the Bid Price Requirement. The closing bid price for our common stock must remain at or above $1.00 per share to comply with the Bid Price Requirement for continued listing. Since July 12, 2021, the closing bid price for our common stock has been below $1.00 per share. On August 23, 2021, we received a deficiency letter from the Staff of Nasdaq notifying us, that, for the preceding 30 consecutive trading days, the closing bid price for shares of our common stock was below the minimum $1.00 per share requirement and that we had failed to comply with the Bid Price Requirement. In accordance with Nasdaq rules, we have been provided until the Compliance Date to regain compliance with the Bid Price Requirement. We did not evidence compliance with the Bid Price Requirement by the Compliance Date and, as a result, the Staff of Nasdaq notified us on February 22, 2022 that shares of our common stock were subject to delisting unless we timely requested a hearing before the Nasdaq Hearings Panel. We timely requested a hearing, but there can be no assurance that our appeal to the Nasdaq Hearing Panel will be successful or that we will otherwise maintain compliance with any of the other Nasdaq listing requirements.
Delisting from the Nasdaq Capital Market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. We cannot ensure that our common stock, if delisted from the Nasdaq Capital Market, will be listed on another national securities exchange or quoted on an over-the counter quotation system. Other consequences could include: a default under our Notes, an adverse effecting on our ability to obtain equity financing at acceptable terms or at all, a negative effect on the common stock trading volume, price, and an increase in the stock volatility, and a possible loss of confidence by shareholders, employees, and business partners. As noted above, in the event of a default under our Notes, holders of our common stock may not receive the value of their investment.
Our stock price is and may continue to be volatile.
The market price for our common stock is volatile and may fluctuate significantly in response to a number of factors, many of which we cannot control, such as quarterly fluctuations in financial results, the timing and our ability to advance the development of our product candidates or changes in securities analysts’ recommendations, any of which could cause the price of our common stock to fluctuate substantially. Each of these factors, among others, could harm your investment in our securities and could result in your being unable to resell any of our securities that you purchase at a price equal to or above the price you paid.
In addition, the stock market in general and the market for biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to companies operating performance. The market price for our common stock may be influenced by many factors, including:
•the results of our efforts to commercialize Phexxi or any other approved products;
•failure or discontinuation of any of our research programs, including Phexxi for the prevention of chlamydia and gonorrhea;
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
•announcement or expectation of additional financing efforts and related debt and equity issuances;
•sales of common stock by us or our stockholders in the future, as well as the overall trading volume of our common stock;
•stockholder activism;
•any stockholder derivative actions; and
•other factors described in this “Risk Factors” section.
Between January 1, 2021 and December 31, 2021, the closing sales price of our common stock reported on the Nasdaq Capital Market ranged between $0.37 and $4.88 per share. These broad market fluctuations may adversely affect the trading price or liquidity of our common stock. In the past, following periods of volatility in companies’ stock prices, securities class-action litigation has often been instituted against such companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business and financial condition.

The Series B-2 Convertible Preferred Stock has rights, preferences and privileges that are not held by, and are preferential to, the rights of holders of our common stock, which could adversely affect the liquidity and financial condition of the Company, and may result in the interests of the holders of Series B-2 Convertible Preferred Stock differing from those of the holders of our common stock. Any issuance of our common stock upon conversion of the Series B-2 Convertible Preferred Stock will cause dilution to holders of our common stock and may depress the market price of our common stock.
The Series B-2 Convertible Preferred Stock ranks senior to the holders of shares of our common stock with respect to liquidation preferences. Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of Series B-2 Convertible Preferred Stock will be entitled to receive distributions out of our assets in an amount per share equal to $1,000 per share (or approximately $5 million as of October 31, 2021), before any distributions may be made on any shares of our common stock. In addition and following October 26, 2025, holders of Series B-2 Convertible Preferred Stock are entitled to request redemption of their shares of Series B-2 Preferred Stock at the price of $1,000 per share. These preferential rights could result in divergent interests between the holders of shares of Series B-2 Convertible Preferred Stock and the holders of our common stock. Shares of Series B-2 Convertible Preferred Stock are also convertible into shares of our common stock (subject to typical beneficial ownership and Nasdaq 19.99% limitations). Shares of common stock issued upon conversion of the Series B-2 Convertible Preferred Stock will cause dilution to holders of our common stock. The conversion price per share for shares of our Series B-2 Convertible Preferred Stock is the greater of $0.392 or the price computed as the product of 0.85 multiplied by the arithmetic average of the closing sale prices of a per share of our common stock during the five consecutive trading-day period immediately preceding the conversion date. Until late April 2022, this conversion price is subject to full ratchet adjustment for certain dilutive issuances. This conversion price and the shares issuable upon conversion of shares of Series B-2 Convertible Preferred Stock may depress the market price of our common stock.
Sales of shares of our Common Stock pursuant to our Equity Line of Credit, our existing stockholders will experience immediate dilution and, as a result, our stock price may go down.
Pursuant to the February 2022 Purchase Agreement, we may sell up to $50,000,000 of shares of our common stock over a 24-month period at our option and subject to certain limitations. The sale of shares of our common stock pursuant to the February 2022 Purchase Agreement will have a dilutive impact on our existing stockholders. Seven Knots may resell some or all of the shares we issue to it under the February 2022 Purchase Agreement and such sales could cause the market price of our common stock to decline, which decline could be significant.
The terms of the February 2022 Purchase Agreement limit the amount of shares of Common Stock we may issue to Seven Knots, which may have an adverse effect on our liquidity.
The February 2022 Purchase Agreement includes restrictions on our ability to sell shares of our Common Stock to Seven Knots, including, subject to specified limitations, if a sale would cause Seven Knots and its affiliates to beneficially own more than 4.99% (which Seven Knots may increase to up to 9.99% upon 61 days’ prior written notice to us) of our issued and outstanding Common Stock. Sales under the February 2022 Purchase Agreement may also be limited by the exchange cap of 32,483,835 shares, which number is equal to 19.99% of the shares of the Common Stock outstanding immediately prior to the execution of the February 2022 Purchase Agreement. Accordingly, we cannot guarantee that we will be able to sell all $50.0 million of shares of Common Stock under the Equity Line of Credit. If we cannot sell the full amount of the shares that Seven Knots has committed to purchase because of these limitations, we may be required to utilize more costly and time-consuming means of accessing the capital markets, which could materially adversely affect our liquidity and cash position.

A significant portion of our total outstanding shares of common stock may be sold into the public market at any point, which could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market could occur. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Future issuances of our securities may cause additional reduction in the percentage interests of our current stockholders in the voting power, liquidation value, our book and market value, and in any future earnings. As of March 2, 2022, there were 13,494,560 shares of our common stock subject to outstanding options which have been registered on registration statements on Form S-8. Furthermore, as of March 2, 2022, there were 98,341,397 shares subject to outstanding warrants to purchase our common stock and 85,281,776 shares reserved for issuance upon conversion of our issued and outstanding convertible notes and convertible preferred stock. We have granted (or are required to grant) certain of our security holders registration rights pursuant to our agreements with these holders, including agreements requiring us to register for resale the shares of our common stock issued upon the conversion or exercise of our convertible notes and related warrants.
The issuance or resale of our common stock issued to our security holders upon conversion of convertible notes or upon exercise of our warrants or options could cause the market price of our common stock to decline. In addition, the increase in the number of issued shares of our common stock issuable upon conversion of our convertible notes or upon exercise of our warrants may have an incidental anti-takeover effect in that these additional shares could be used to dilute the stock ownership of parties seeking to obtain control of us. The resulting increased number of issued shares could discourage the possibility of, or render more difficult, certain mergers, tender offers, proxy contests or other change of control or ownership transactions.
We are and may continue to be subject to short selling strategies.
Short sellers of our stock may be manipulative and may attempt to drive down the market price of shares of our Common Stock. Short selling is the practice of selling securities that the seller does not own but rather has, borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is therefore in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects to create negative market momentum and generate profits for themselves after selling a stock short. Although traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (blogging) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called “research reports” that mimic the type of investment analysis performed by large Wall Street firms and independent research analysts. These short attacks have, in the past, led to selling of shares in the market, on occasion in large scale and broad base. Issuers who have limited trading volumes and are susceptible to higher volatility levels than large-cap stocks, can be particularly vulnerable to such short seller attacks. These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the United States, are not subject to certification requirements imposed by the SEC and, accordingly, the opinions they express may be based on distortions or omissions of actual facts or, in some cases, fabrications of facts. In light of the limited risks involved in publishing such information, and the enormous profit that can be made from running a successful short attack, unless the short sellers become subject to significant penalties, it is more likely than not that disclosed short sellers will continue to issue such reports.
Significant short selling of a company’s stock creates an incentive for market participants to reduce the value of that company’s common stock. Short selling may lead to the placement of sell orders by short sellers without commensurate buy orders because the shares borrowed by short sellers do not have to be returned by any fixed period of time. If a significant market for short selling our common stock develops, the market price of our common stock could be significantly depressed.
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
We are a “smaller reporting company” under SEC regulations. For so long as we remain a smaller reporting company, we will be permitted to and intend to rely on exemptions from certain disclosure requirements applicable to other public companies that are not smaller reporting companies. These exemptions include:
•for so long as we remain a smaller reporting company with annual revenues of less than $100 million per year and a public float value as of our most recently completed second fiscal quarter of less than $700 million, not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting; and
•reduced disclosure obligations regarding executive compensation.
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
We have never declared or paid cash dividends on shares of our common stock. As noted above, we are also restricted from paying dividends pursuant to our debt arrangements. Except as may be required to redeem our issued and outstanding promissory notes or shares of Series B-2 Convertible Preferred Stock, we currently plan to retain all our future earnings, if any, and any cash received through future financings to finance the growth and development of our business. Accordingly, capital appreciation, if any, of our common stock will be the sole source of gain for our common stockholders for the foreseeable future.

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
We and certain of our officers and directors may become defendants in one or more future stockholder derivative actions or other class-action lawsuits. These lawsuits would divert our management’s attention and resources from our ordinary business operations, and we would likely incur significant expenses associated with their defense (including, without limitation, substantial attorneys’ fees and other fees of professional advisors and potential obligations to indemnify current and former officers and directors who are or may become parties to such actions). If these lawsuits do arise, we may be required to pay material damages, consent to injunctions on future conduct and/or suffer other penalties, remedies or sanctions. In addition, any such future stockholder lawsuits could adversely impact our reputation, our ability to continue to develop Phexxi for the prevention of chlamydia and gonorrhea and/or to launch and commercialize Phexxi, thereby harming our ability to generate revenue. Accordingly, the ultimate resolution of these matters could have a material adverse effect on our business, financial condition, results of operation and cash flow and, consequently, could negatively impact the trading price of our common stock.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the Nasdaq Global Market on November 20, 2014 under the ticker symbol “NEOT” and corporate name Neothetics, Inc. (Neothetics). Prior to November 20, 2014, there was no public market for our common stock. On January 17, 2018, we completed a merger (the Merger) with privately-held Evofem Biosciences Operations, Inc. (Private Evofem) where Private Evofem survived as our wholly owned subsidiary. In connection with the Merger, we changed our name from “Neothetics, Inc.” to “Evofem Biosciences, Inc.” and changed the ticker symbol for our common stock to “EVFM.” Shares of our common stock began trading on the Nasdaq Capital Market under the ticker symbol EVFM on January 18, 2018.

Holders of Common Stock

As of February 28, 2022, there were 167,783,009 shares of our common stock outstanding and 114 holders of record of our common stock. This number was derived from our stockholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2021, we did not issue any securities that were not registered under the Securities Act of 1933, as amended, that were not reported on a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

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

Issuer Repurchases of Equity Securities

For the quarter ended December 31, 2021, we did not repurchase any equity securities.

Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report. Some of the information contained in this discussion and analysis is set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are a San Diego-based commercial-stage biopharmaceutical company committed to developing and commercializing innovative products to address unmet needs in women’s sexual and reproductive health, including hormone-free, woman-controlled contraception and protection from certain sexually transmitted infections (STIs).
Our first commercial product, Phexxi, was approved by the FDA on May 22, 2020 and is the first and only FDA-approved, hormone-free, woman-controlled, on-demand prescription contraceptive gel for women. We commercially launched Phexxi in September 2020 in the United States. We intend to commercialize Phexxi in other global markets through partnerships or licensing agreements.

Phexxi as a Contraceptive; Commercial Strategies
In September 2020, we commercially launched Phexxi. Our sales force promotes Phexxi directly to obstetrician/gynecologists and their affiliated health professionals, who collectively write the majority of prescriptions for contraceptive products. Our sales force comprises approximately 57 regional sales representatives and eight business managers, supported by a self-guided virtual health care provider (HCP) learning platform. Additionally, we offer women direct access to Phexxi via our telehealth platform. Using the platform, women can directly meet with an HCP to determine their eligibility for a Phexxi prescription and, if eligible, have the prescription written by the HCP, filled, and mailed directly to them by a third party pharmacy.
Our comprehensive commercial strategy for Phexxi includes marketing and product awareness campaigns targeting women of reproductive potential in the U.S., including the approximately 23 million women who are not using hormonal contraception and the approximately 18.8 million women who are using a prescription contraceptive, some of whom, particularly pill users, may be ready to move to an FDA-approved, non-invasive hormone-free contraceptive, as well as certain identified target HCP segments. In addition to marketing and product awareness campaigns, our commercial strategy includes payer outreach and execution of our consumer digital and media strategy.
According to our post-commercial launch market research, HCPs indicated they would recommend Phexxi to approximately 60% of patients who are currently using natural contraceptive methods, approximately 58% of patients who are currently using over-the-counter contraceptive products and approximately 26% of patients who are currently using prescription contraception or methods requiring an HCP to perform a procedure. Additional research into the demographics of more than 1,300 women who are using Phexxi revealed that 60% of Phexxi users are between the ages of 18 to 34 years of age. Among the subset of Phexxi users for whom prior contraceptive data is available (n=413), 39% of women who had recently started Phexxi switched over from either an oral contraceptive, hormone patch/ring, or long-acting reversible contraception.
On February 14, 2021, we launched a direct-to-consumer advertising campaign, known as “Get Phexxi,” designed to increase awareness and educate women on the benefits of Phexxi. The campaign highlights some of the struggles women face when choosing among the many available methods of contraception, including the lack of control with condoms, daily use of the pill, and abstinence required for cycle tracking.
On September 9, 2021, we launched a national brand ambassador House Rules campaign featuring Emmy Award-winning celebrity Annie Murphy, designed to broaden awareness and drive uptake of Phexxi. The House Rules campaign has significantly raised our target audience awareness of Phexxi, while also driving women to their HCP to request a trial. More importantly, it has also helped drive significant increases in new HCPs recommending and prescribing Phexxi. Through December 31, 2021, the House Rules DTC campaign has impacted key metrics. Total ex-factory units sent to distributors in 2021 was 89,163. Over the course of 2021, ex-factory units grew quarter over quarter with the largest growth in the fourth quarter of 73% in Phexxi units shipped. This growth in the fourth quarter was propelled by over 22,600 new patients starting Phexxi, a 56% increase as compared to the prior quarter. Ex-factory growth was further driven by a significant growth in refills (over 9,700 refill prescriptions, a 111% increase).

We continue working to increase the number of lives covered and to gain a preferred formulary position for Phexxi. As of December 2021, approximately 80% of Phexxi prescriptions are being approved either by payers or through Evofem’s patient support programs. We have coverage for approximately 55% of U.S. commercial lives, including approximately 9 million lives covered at no out-of-pocket cost and approximately 13.7 million lives covered under our December 2020 contract award from the U.S. Department of Veterans Affairs. On January 1, 2021, the U.S. Medicaid population gained access to Phexxi through our participation in the Medicaid National Drug Rebate Program. Medicaid provides health coverage to approximately 68 million members, including approximately 16.8 million women 19-49 years of age.
On January 1, 2021, as a result of our participation in the Medicaid National Drug Rebate Program, the U.S. Medicaid population gained access to Phexxi. Medicaid provides health coverage to approximately 68 million members, including approximately 16.8 million women between 19 to 49 years of age.
Phexxi is classified in the databases and pricing compendia of Medi-Span and First Databank, two major drug information databases that payers can consult for pricing and product information, as the first and only “Vaginal pH Modulator.”
We continue to work with the FDA’s Office of Women’s Health to update its Birth Control Guide to include a new category for vaginal pH modulators, as the current guide does not have a place for Phexxi due to its unique mechanism of action. While the HRSA and Department of Labor guidance are clear that plans are required to cover FDA- approved contraception at $0 cost share, whether or not it is specifically identified in the FDA Birth Control Guide, we believe there is still merit to the Guide being current and accurate. The Guide is used as an educational tool by obstetrician/gynecologists and we therefore believe it should include all FDA-approved methods of birth control. To support this initiative, we have launched a grassroots coalition that shows the public’s support of the need for updating the chart.

Phexxi for the Prevention of Chlamydia and Gonorrhea

Our lead clinical program is evaluating Phexxi for the prevention of urogenital infection in women with both chlamydia and gonorrhea - two of the most pervasive sexually transmitted infections (STIs) in the United States. Currently, there are no FDA‑approved prescription products for the prevention of either of these common STIs.
According to the Centers for Disease Control and Prevention (CDC), any sexually active person can be infected with chlamydia or gonorrhea. Despite the CDC recommendation for condom use to prevent STIs, U.S. rates of infection with chlamydia and gonorrhea climbed in 2019 for the sixth consecutive year. The CDC reported 1.8 million new cases of chlamydia in 2021, the most ever reported, and over 600,000 new cases of gonorrhea, also the highest reported. Based on these reports, an estimated 78 million women 18-65 years of age who are sexually active in the United States could be at risk to contract these STIs. Although common, many cases are not reported because most people with chlamydia and many women with gonorrhea are asymptomatic and do not seek testing. We believe this represents a significant unmet medical need, as well as a commercial opportunity.
In October 2020, based on positive and statistically significant top-line results of our Phase 2B/3 AMPREVENCE trial, we initiated our Phase 3 EVOGUARD clinical trial. This randomized, placebo-controlled confirmatory trial is designed to enroll 1,730 women with a prior chlamydia or gonorrhea infection and who are at risk for future infection. Participants are enrolled for a 16-week interventional phase followed by a one-month follow-up period. We completed enrollment in March 2022 and expect to report top-line EVOGUARD results in the second half of 2022. Assuming positive results from the trial, we expect to submit a marketing application for Phexxi in the first half of 2023 with an anticipated FDA action date under the Prescription Drug User Fee Act in the second half of 2023. This acceleration is due to the expedited review afforded by the Fast Track designations that were granted for the prevention of chlamydia and gonorrhea in women.
Additionally, the FDA has designated EVO100 (Phexxi) as a Qualified Infectious Disease Product for the prevention of gonorrhea in women, which provides several important potential advantages, including, but not limited to, longer market exclusivity.

Multipurpose Prevention Technology Vaginal Gel for HIV Prevention

In December 2021, we launched a collaboration with Orion to evaluate the compatibility and stability of Orion's novel CCR5 antagonist, OB-002, in Phexxi with the goal of developing a Multipurpose Prevention Technology (MPT) product candidate for indications including the prevention of HIV in women. This collaboration will focus on determining compatibility and stability of OB-002 in Phexxi and is expected to yield results in the third quarter of 2022. Assuming positive results, Evofem and Orion will seek government and philanthropic funding for subsequent clinical trials of the MPT vaginal gel product candidate.

Financial Operations Overview

Net Product Sales

Our revenue recognition is based on unit shipments from our third-party logistics warehouse to our customers, which consist of wholesale distributors, retail pharmacies, and a mail-order specialty pharmacy. We have recognized net product sales in the United States since the commercial launch of Phexxi in September 2020 with the quarter ended December 31, 2021 being our fifth full quarter of commercialization and first full fiscal year of product sales.

For the quarter ended December 31, 2021, there was an approximate 73% increase in shipments to wholesale distributors and pharmacies compared to the quarter ended September 30, 2021, driving an increase in net product sales of approximately 109%. Phexxi outperformed the newer branded contraceptive market and the launch of our House Rules campaign on September 9, 2021 has increased Phexxi awareness, consideration, and prescriptions. Gross revenues, as discussed in Note 3- Revenue, were adjusted for variable consideration, including our patient support programs.

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

In October 2021, we submitted the registration for our hormone-free contraceptive vaginal gel to the Mexican Regulatory Agency Comisión Federal para la Protección contra Riesgos Sanitarios (COFEPRIS). This is the first of several strategic regulatory submissions planned under Evofem's 2020 Global Health Agreement with Adjuvant Capital.

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

In addition, we are obligated to pay quarterly royalty payments pursuant to our license agreement with Rush University, in amounts equal to a single-digit percentage of the gross amounts we receive on a quarterly basis, less certain deductions incurred in the quarter based on a sliding scale. We are also obligated to pay a minimum annual royalty amount of $100,000 to the extent these earned royalties do not equal or exceed $100,000 in a given year. A minimum annual royalty amount of $100,000 was first required for the annual period commencing on January 1, 2021. Such royalty costs were $0.2 million and an immaterial amount for the years ended December 31, 2021 and 2020, respectively, and was included in the costs of goods sold in the consolidated financial statements.

Operating Expenses

Research and Development Expenses

Our research and development expenses primarily consist of costs associated with the clinical development of Phexxi for the prevention of chlamydia and gonorrhea and costs associated with the continuous improvements related to Phexxi commercialization efforts. These expenses include:

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

We expense internal and third-party research and development expenses as incurred. The following table summarizes research and development expenses by product candidate (in thousands):

	Years Ended December 31,
	2021	2020
Allocated third-party development expenses:
Phexxi for prevention of chlamydia/gonorrhea- Phase 3 (EVOGUARD)	$23,779	$4,757
Phexxi for prevention of chlamydia/gonorrhea- Phase 2B/3 (AMPREVENCE)	—	(27)
Phexxi for the prevention of pregnancy (AMPOWER)	—	(16)
Total allocated third-party development expenses	23,779	4,714
Unallocated internal research and development expenses:
Noncash stock-based compensation expenses	1,357	1,922
Payroll and related expenses	4,967	5,005
Outside services costs	1,696	4,062
Other	1,330	1,347
Total unallocated internal research and development expenses	9,350	12,336
Total research and development expenses	$33,129	$17,050

Completion dates and costs for our clinical development programs are very difficult to predict and may vary significantly for Phexxi for the prevention of chlamydia and gonorrhea and any future product candidate we may seek to develop. We anticipate that we will determine which programs and product candidates to pursue, as well as the most appropriate funding allocations for each program and product candidate on an ongoing basis in response to the results of ongoing and future clinical trials, regulatory developments, and our ongoing assessments of the commercial potential of each current or future product candidate. We expect research and development expenses to decrease slightly primarily due to EVOGUARD, which we expect to report top-line results for in the second half of 2022. We will need to raise significant additional capital in the future to complete clinical development of Phexxi for the prevention of chlamydia and gonorrhea and any future product candidates.

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

We expect our selling and marketing expenses to decrease significantly due to reductions in media and marketing activities related to ongoing Phexxi promotional strategies.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries, benefits, travel, business development expenses, investor and public relations expenses, noncash stock-based compensation, and other related costs for our employees and consultants performing executive, administrative, finance, legal and human resource functions. Other general and administrative expenses include facility-related costs not otherwise included in research and development or selling and marketing, and professional fees for accounting, auditing, tax and legal fees, and other costs associated with obtaining and maintaining our patent portfolio.

We expect our general and administrative expenses to increase slightly primarily due to increased corporate insurance and general legal expenses.
Other Income (Expense)

Other income (expense) consists primarily of interest expense and the change in fair value of financial instruments issued in various capital raise transactions. The change in fair value of financial instruments was recognized as a result of mark-to-market adjustments for those financial instruments.

Critical Accounting Policies and Significant Judgments and Estimates
Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States. The preparation of consolidated financial statements requires us to make use of estimates, assumptions and judgments that affect the reported amounts of assets, expenses, and liabilities, as well as the disclosure of contingent liabilities on the date of the consolidated financial statements. Management bases its estimates, assumptions, and judgments on historical experience and on various other factors it believes to be reasonable under the circumstances. Different estimates, assumptions and judgments may change the estimate used in the preparation of our consolidated financial statements, which, in turn, could materially change our results from those reported. Management evaluates its use of estimates, assumptions, and judgments on an ongoing basis. However, if our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may have a material adverse effect on our consolidated statements of operations, liquidity, and financial condition. We believe the following critical accounting policies involve significant areas where management applies estimates, assumptions, and judgments in the preparation of our consolidated financial statements. See Note 2- Summary of Significant Accounting Policies.

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

In accordance with ASC 606, the Company recognizes revenue when its performance obligation is satisfied by transferring control of the product to a customer. Per the Company’s contracts with customers, control of the product is transferred upon the conveyance of title, which occurs when the product is sold to and received by a customer. The Company’s customers consist of wholesale distributors, retail pharmacies, and a mail-order specialty pharmacy. Payment terms vary by customer, but typically range from 31 to 66 days and include prompt pay discounts. Trade accounts receivable due to the Company from contracts with its customers are stated separately in the balance sheet, net of various allowances as described in the Trade Accounts Receivable policy in Note 2- Summary of Significant Accounting Policies.

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

Revenue recognition is subject to uncertainty due to the variable consideration estimates that are required to be made by management. These estimates include chargebacks, rebates and patient support programs. Management must estimate and accrue for these amounts primarily by estimating the portion of product in the distribution supply channel at the reporting date that will be sold through to an entity or end user that will result in a variable consideration expense. To accomplish this, management relies on historical sales data showing the amount of various end-user consumer types, inventory reports from the wholesale distributors and mail-order specialty pharmacy, and other relevant data reports. The recorded variable consideration is directly sensitive to the estimated inputs made by management that are used in the calculation. The total balance for variable considerations was $2.3 million and $1.0 million, as of December 31, 2021 and 2020, respectively.

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

During a clinical trial, we adjust the clinical expense recognition if actual results differ from estimates. We make estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical trial accruals are partially dependent upon accurate reporting by CROs and other third-party vendors. Although we do not expect estimates to differ materially from actual amounts, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any reporting period. For the years ended December 31, 2021 and 2020 there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

Fair Value of the Baker Notes

We elected the fair value option under ASC 825, Financial Instruments, for the Baker Notes issued pursuant to that certain Baker Bros. Purchase Agreement with the Baker Purchasers, and Baker Bros. Advisors LP, as designated agent, dated April 23, 2020, as they are qualified financial instruments and are, in whole, classified as liabilities. Under the fair value option, we recognized the hybrid debt instrument at fair value inclusive of embedded features. The fair value of the Baker Notes issued, and the change in fair value of the Baker Notes at the reporting date, were determined using a Monte Carlo simulation-based model. The Monte Carlo simulation was used to take into account several embedded features and factors, including the future value of our common stock, a potential change of control event, the probability of meeting certain debt covenants, the maturity term of the Baker Notes, the probability of an event of voluntary conversion of the Baker Notes, the probability of the failure to meet the affirmative covenant to achieve $100.0 million in cumulative net sales of Phexxi by June 30, 2023, and the probability of exercise of the put right and the probability of exercise of our call right.

The fair value of the Baker Notes are subject to uncertainty due to the assumptions that are used in the Monte Carlo simulation-based model. These factors include but are not limited to the future value of the Company's common stock, the probability and timing of a potential change of control event, the probability of meeting certain debt covenants, the probability of an event of voluntary conversion of the Baker Notes, exercise of the put right, and exercise of the Company's call right. The fair value of the Baker Notes is sensitive to these estimated inputs made by management that are used in the calculation. The fair value of the Baker Notes was $81.7 million and $50.8 million, as of December 31, 2021 and 2020, respectively.

Fair Value of Stock Options and Warrants

The fair value of stock options and warrants issued in various financing transactions, the change in fair value of options and warrants as a result of any modification to these instruments, and mark-to-market adjustments for liability classified warrants were determined using the Black-Scholes Merton option-pricing model based on the applicable assumptions, which include the exercise price of these options and warrants, time to expiration, expected volatility of our peer group of companies, risk-free interest rate and expected dividends.

Fair Value of Purchase Rights

The fair value of the rights granted to the Baker Purchasers to optionally purchase from the Company up to $10.0 million of Baker Notes, as described in Note 5- Convertible Notes, at the Baker Purchasers’ discretion at any time prior to the Company receiving at least $100.0 million in aggregate gross proceeds from one or more sales of equity securities issued in connection with the Baker Bros. Purchase Agreement, as described in Note 5- Convertible Notes, and the change in fair value of the Baker Purchasers’ option to purchase from the Company up to $10.0 million of Baker Notes upon exercise of such rights, was determined as the maximum of (i) the fair value of rights to purchase the additional $10.0 million Baker Notes and (ii) the fair value of the shares of on as-if converted basis, which was determined by the lattice model. The fair value of rights to purchase the accompanying 2,049,180 warrants was valued using a Geske option-pricing model. The Geske model was based on the applicable assumptions, including the underlying stock price, warrant exercise price, the exercise price of the rights to purchase the warrants, the term of the warrants, the term of the rights to purchase the warrants, expected volatility of the Company’s peer group, risk-free interest rate and expected dividends.

Inventories

Inventories, consisting of purchased materials, direct labor and manufacturing overheads, are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. At each balance sheet date, we evaluate ending inventories for excess quantities, obsolescence, or shelf-life expiration. The evaluation includes an analysis of our current and future strategic plans, anticipated future sales, the price projections of future demand, and the remaining shelf life of goods on hand. To the extent that we determine there are excess or obsolete inventory or quantities with a shelf life that is too near its expiration for us to reasonably expect that it can sell those products prior to their expiration, we adjust the carrying value to estimated net realizable value in accordance with the first-in, first-out inventory costing method.
Results of Operations

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020 (in thousands):

Net Product Sales

	Year Ended December 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
Product sales, net	$8,244	$446	$7,798	1,748%

Phexxi was commercially launched in September 2020. The increase in product sales, net was primarily due to a full year of sales in 2021 versus four months of sales in 2020, continued growth in ex-factory unit sales since commercial launch, and an increase in both gross and net sales from the impact of Phexxi promotional strategies and gross-to-net initiatives implemented since the commercial launch.

Cost of Goods Sold

	Year Ended December 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
Cost of goods sold	$4,055	$468	$3,587	766%

The increase in cost of goods sold was primarily due to a full year of sales of Phexxi in 2021 versus four months of sales in 2020.

Research and Development Expenses

	Year Ended December 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
Research and development	$33,129	$17,050	$16,079	94%

The increase in research and development expenses was primarily due to an $18.8 million increase in clinical trial costs associated with EVOGUARD. This increase was partially offset by a $2.1 million decrease in outside services associated with manufacturing and regulatory related activities and a $0.6 million decrease in noncash stock-based compensation.

Selling and Marketing Expenses

	Year Ended December 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
Selling and marketing	$113,152	$56,467	$56,685	100%

The increase in selling and marketing expenses was primarily due to a $46.4 million increase in media and marketing costs related to ongoing promotional strategies, especially those focused on DTC campaigns that commenced in 2021, a $9.1 million increase in payroll and related expenses due to increased headcount and sales activities, $2.2 million in the Phexxi sample program, and a $1.7 million increase in facilities costs. These aggregated increases were partially offset by a $2.6 million decrease in costs for outside services associated with marketing, market access and medical affairs activities, and a $0.5 million decrease in noncash stock-based compensation.

General and Administrative Expenses

	Year Ended December 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
General and administrative	$24,709	$30,085	$(5,376)	(18)%

The decrease in general and administrative expenses was primarily due to a $2.7 million decrease in noncash stock-based compensation, a $2.1 million decrease in financing and recruiting related outside services, a $1.2 million decrease in financing advisory fees and legal fees, and a $0.9 million decrease in payroll and related expenses due to lower headcount. These aggregated decreases were partially offset by a $1.4 million increase in facilities costs.

Total Other Expense, Net

	Year Ended December 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
Total other expense, net	$(38,374)	$(38,681)	$307	(1)%

Total other expense, net, for the year ended December 31, 2021, primarily included $4.7 million in interest expense related to the Baker Notes and the Adjuvant Notes as described in Note 5- Convertible Notes and a $33.7 million recorded loss as a result of mark-to-market adjustments including the recorded loss from the change in fair value of the Baker Notes and the recorded gain from the change in fair value of the derivative liability.

Total other expense, net, for the year ended December 31, 2020 primarily included a $64.0 million recorded loss on issuance of convertible notes, warrants and purchase rights issued in connection with the Baker Bros. Purchase Agreement as described in Note 5- Convertible Notes and $2.1 million in interest expense related to convertible notes. This loss was offset by a $27.3 million recorded gain from the change in fair value of these financial instruments as a result of mark-to-market adjustments.

Liquidity and Capital Resources

Overview

As of December 31, 2021, we had a working capital deficit of $107.5 million and an accumulated deficit of $860.7 million. We have financed our operations to date primarily through the issuance of preferred stock, common stock and warrants, cash received from private placement transactions, the issuance of convertible notes and, to a lesser extent, product sales. As of December 31, 2021, we had approximately $7.7 million in cash and cash equivalents, and $4.7 million in restricted cash available for use from the Adjuvant Notes (as defined in Note 5- Convertible Notes). Our cash and cash equivalents include amounts held in checking accounts, money market funds, and investments in fixed income debt securities with original maturities of less than three months. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from nationally recognized statistical rating organizations so as to primarily achieve liquidity and capital preservation.

We have incurred losses and negative cash flows from operating activities since inception. During the year ended December 31, 2021, we received net proceeds of approximately $81.5 million upon the sale and issuance of common stock and warrants to purchase common stock from two underwritten public offerings that occurred in March and May of 2021. In

October 2021, we received net proceeds of approximately $9.6 million from the issuance of convertible preferred stock in a registered direct offering.

We anticipate that we will continue to incur net losses for the foreseeable future. We expect research and development expenses to decrease slightly primarily due to EVOGUARD, which we expect to report top-line results for in the second half of 2022. We expect selling and marketing expenses to decrease significantly due to reductions in media and marketing activities related to ongoing Phexxi promotional strategies. Lastly, we expect general and administrative expenses to increase slightly due to increased general legal expenses.

We currently expect our liquidity resources as of December 31, 2021, together with the net proceeds from the registered direct offerings completed in January 2022 and March 2022, to be sufficient to fund our planned operations into the second quarter of 2022. As of December 31, 2021, our significant commitments for capital expenditures include the Baker Notes, as described in Note 5- Convertible Notes, our office lease, fleet lease, and supply and manufacturing agreement with our Phexxi manufacturer, as described in Note 8- Commitments and Contingencies, and our agreement with our clinical research organization that manages EVOGUARD. The purpose of these commitments is to further the commercialization of Phexxi and other future products. We expect to fund these commitments through debt and equity issuances and, to a lesser extent, product sales.

The uncertainties associated with our ability to obtain additional equity financing on terms that are favorable to us or at all, enter into collaborative agreements with strategic partners, and succeed in our future operations raise substantial doubt about our ability to continue as a going concern. In addition, the COVID-19 pandemic caused us to delay the commercial launch of Phexxi until September 2020. Also, due in part to the impact of the COVID-19 pandemic, we completed enrollment in the Phase 3 EVOGUARD study in March 2022 and we expect to report top-line EVOGUARD results in the second half of 2022. Our ability to raise additional funds, and the terms on which those funds may be raised, will be dependent, in part, on how successful the commercialization of Phexxi is, whether we are able to gain revenue traction prior to raising such additional funds, and the success of our research and development efforts, including our ability to develop Phexxi for the prevention of chlamydia and gonorrhea. If the COVID-19 pandemic continues to disrupt and negatively impact the commercialization of Phexxi or our research and development efforts, our ability to raise additional funds may be negatively impacted, or we may not be able to obtain funding on terms favorable to us or at all.

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

The opinion of our independent registered public accounting firm on our audited financial statements as of and for the years ended December 31, 2021 and 2020 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. Our audited consolidated financial statements as of and for the years ended
December 31, 2021 and 2020 included in this Annual Report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue our operations.

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

As described in Note 10- Stockholders' Equity (Deficit), we received proceeds of approximately $9.6 million, net of offering expenses, from a registered direct offering in October 2021, upon the issuance of 5,000 shares of Series B-1 Convertible Preferred Stock and 5,000 shares of Series B-2 Convertible Preferred Stock.

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

Summary Statements of Cash Flows

The following table sets forth a summary of the net cash flow activity for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
Net cash, cash equivalents and restricted cash used in operating activities	$(146,667)	$(104,829)	$(41,838)	40%
Net cash, cash equivalents and restricted cash (used in) provided by investing activities	(2,689)	6,229	(8,918)	(143)%
Net cash, cash equivalents and restricted cash provided by financing activities	90,693	154,226	(63,533)	(41)%
Net (decrease) increase in cash, cash equivalents and restricted cash	$(58,663)	$55,626	$(114,289)	(205)%

Cash Flows from Operating Activities. During the years ended December 31, 2021 and 2020, the primary use of cash, cash equivalents and restricted cash was to fund commercialization of our lead product Phexxi, to fund the Phase 3 clinical trial to evaluate our Phexxi for the prevention of chlamydia and gonorrhea, and to support selling and marketing and general and administrative operations.

Cash Flows from Investing Activities. During the year ended December 31, 2021, the change in net cash, cash equivalents and restricted cash used in investing activities was primarily due to $2.9 million in purchases of property and equipment, offset by a $0.3 million cash inflow from the sale of Softcup line of business. During the year ended December 31, 2020, the change in net cash, cash equivalents and restricted cash provided by investing activities was primarily due to an $8.2 million cash inflow from maturities of short-term investments offset by $2.3 million in purchases of property and equipment.

Cash Flows from Financing Activities. During the year ended December 31, 2021, the primary source of cash, cash equivalents and restricted cash was provided from the issuance of 72,262,079 shares of common stock and 7,500,000 shares of common warrants for proceeds of approximately $81.5 million, net of underwriting discounts, the issuance of 460,636 shares of our common stock under the 2019 Employee Stock Purchase Plan (ESPP) with proceeds of approximately $0.3 million, the issuance of 159,000 shares of common stock from the exercise of common warrants for proceeds of approximately $0.2 million, the issuance of 5,000 shares of Series B-1 Convertible Preferred Stock and 5,000 shares of Series B-2 Convertible Preferred Stock for proceeds of approximately $9.6 million, net of offering expenses, offset by $0.3 million in payments of tax withholdings related to vesting of restricted stock awards and $1.0 million in payments for financing issuance costs.

During the year ended December 31, 2020, the primary source of cash, cash equivalents and restricted cash was provided from the sale of an aggregate of 31,700,000 shares of common stock for net proceeds of approximately $103.7 million, net of underwriting commissions, gross proceeds of $50.0 million from issuance of convertible notes and warrants, the sale of 676,656 shares of common stock under the at-the-market program for net proceeds of approximately $3.8 million in cash and cash equivalents (including $0.3 million that was included in other receivables in the consolidated balance sheet at December 31, 2019), net of commissions, and the issuance of 150,353 shares of our common stock under the 2019 ESPP and exercise of stock options with aggregate proceeds of $0.4 million. These cash inflows were offset by $2.9 million in payments of tax withholdings related to vesting of restricted stock awards and $1.1 million payments for financing and debt issuance costs.

Operating and Capital Expenditure Requirements

Our specific future operating and capital expense requirements are difficult to forecast. However, we can anticipate the general types of expenses and areas in which they might occur in 2022 as follows: we expect research and development expenses to decrease slightly, selling and marketing expenses to decrease significantly, and general and administrative expenses to increase slightly due to the reasons stated under the Operating Expenses section above.
Contractual Obligations and Commitments
Operating Leases
Operating lease ROU assets and lease liabilities were $5.4 and $6.8 million on December 31, 2021, respectively, and were $6.9 and $8.3 million on December 31, 2020, respectively. See Note 8- Commitments and Contingencies for more detailed discussions on leases and financial statements information under ASC 842, Leases. Fleet Lease.
Other Contractual Commitments
In November 2019, the Company entered into a supply and manufacturing agreement with a third-party to manufacture Phexxi, with potential to manufacture other product candidates in accordance with all applicable current good manufacturing practice regulations, pursuant to which the Company has certain minimum purchase commitments based on the forecasted product sales.
Intellectual Property Rights
As described in Note 8- Commitments and Contingencies, royalty costs owed to Rush University pursuant to the Rush License Agreement were $0.2 million and immaterial for the years ended December 31, 2021 and 2020, respectively.

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
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this Annual Report, or December 31, 2021, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2021. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective.
Management’s Annual Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.
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
Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The Board of Directors
Our Board of Directors (referred to herein as our Board or our Board of Directors), currently consists of eight seats with two vacancies (one for Class II and one for Class III). Vacancies on the Board may be filled by potential candidates nominated by the Nominating and Corporate Governance Committee of the Board, who may seek out potential candidates that meet the criteria for selection as a Board nominee and have the specific qualities or skills being sought, and one or more of such candidates may be appointed as directors as appropriate and in accordance with the Company’s organizational documents. The vacancies, if filled, will be filled until the end of the class term. Our Board is divided into three classes as set forth below each serving staggered three-year terms until their respective successors are duly elected and qualified:

•Our Class I directors are Kim P. Kamdar, Ph.D., Colin Rutherford, and Lisa Rarick, M.D. and their terms expire at the annual meeting of stockholders in 2024;
•Our Class II directors are Gillian Greer, Ph.D. and Tony O’Brien and their terms expire at the annual meeting of stockholders in 2022; and
•Our Class III director is Saundra Pelletier and her term expires at the annual meeting of stockholders in 2023.
There are no familiar relationships among our current directors and executive officers.
The following table lists the names, ages as of February 28, 2022 and positions of the individuals who serve as our directors:

Name and Principal Occupation	Age	Director Since	Board Committees	Other Current Public Directorships
Class II Directors

Gillian Greer, Ph.D. | Independent Former Chief Executive Officer of the National Council of Women of New Zealand	77	2018	C, N

Tony O’Brien | Independent Former Director General of Ireland’s Health Service Executive	59	2018	A, C	Global Leadership And Governance Solutions Limited
Class III Directors

Saundra Pelletier | Interim Chair of the Board of Directors President and Chief Executive Officer, Evofem Biosciences, Inc.	52	2013
Class I Continuing Director

Colin Rutherford | Independent Current member of the board of Spanish based Biopharma Hifas da Terra SA	63	2018	A	Mitchells & Butlers Plc Renaissance Services SAOG Brookgate Limited

Kim P. Kamdar, Ph.D. | Independent Managing Partner, Domain Associates, LLC	54	2018	A, C, N	Seraphina Therapeutics, Inc. Truvian Sciences

Lisa Rarick, M.D. | Independent Board-certified Obstetrician/ Gynecologist and Regulatory Affairs Expert	62	2020	N
A    Audit Committee
C    Compensation Committee
N    Nominating and Corporate Governance Committee
    Committee Chair

Board Demographics

The charts below represent certain demographics of the current composition of our directors.

Age	Tenure	Gender Diversity	Independence

50s	0-3 years	Female	Independent
60s	4-7 years	Male	Non-Independent
70s
We discuss in the Non-employee Directors section below the qualifications, attributes and skills that led our Board to conclude that each of our directors should serve as a director.

Executive Officers
The following table sets forth certain information regarding our executive officers and their respective ages as of February 28, 2022. All executive officers are at-will employees.

Saundra Pelletier

Chief Executive Officer Age: 52

KEY EXPERIENCE AND QUALIFICATIONS
Ms. Pelletier has been responsible for the company’s growth and evolution. Ms. Pelletier brings more than twenty-five years of broad executive leadership experience to Evofem, including a strong track record driving multiple billion-dollar product launches, expanding commercial capabilities in ex-U.S. markets and advocating for women’s health. She has assembled an impressive team of seasoned pharmaceutical professionals that have a deep understanding of the women’s health care market and what women want. She has also attracted new investor capital, leading multiple equity financing rounds which have raised in excess of $400 million. Throughout her career, she has had oversight and accountability for sales, marketing, operations, medical affairs, regulatory affairs, manufacturing, customer service, business development, and strategic partnerships. Under her leadership in WomanCare Global, WCG secured approximately $68M in committed funding from major foundations and organizations and launched an innovative United States educational campaign with American actress/activist Jessica Biel. We believe Ms. Pelletier’s service as our CEO and extensive professional experience in women’s health care qualifies her to serve as a member of our Board of Directors.

Background
Ms. Pelletier served as Private Evofem's president and Chief Executive Officer from 2013 to January 2018 and has served as our president and Chief Executive Officer of Evofem Biosciences, Inc. since January 2018
•Member of the board of directors of Evofem Biosciences, Inc. (2017 to Present)
•Founding CEO of WomanCare Global (WCG), an international nonprofit organization focused on creating sustainable supply chains that delivered products to women in more than 100 developing countries. (2009 to 2016)
•Vice President of Pharmaceuticals of Women First Health care, where she raised $40 million in capital (2000 to 2004)
•Corporate Vice President and Global Franchise Leader for G.D. Searle, where she managed a $250 million business unit focused on women’s health care (1992 to 2000)
•As a published author, her book, “Saddle Up Your Own White Horse,” was published in 2016
•As a skilled moderator and coveted keynote speaker, she has appeared at the Harvard T. H. Chan School of Public Health, the Davos World Economic Forum, the Clinton Global Initiative, the International Conference on Climate Change, the MAKERS Conference, Women Deliver, the International Conference on Family Planning, Reproductive Health Supplies Coalition, the University of Virginia’s Darden School of Business, the University of Oregon’s Lundquist School of Business and the University of California, San Diego
•Awarded the Athena San Diego Pinnacle Award for Life Sciences in 2014, profiled as a “New Champion for Reproductive Health” by the United Nations Foundation in 2015, and named the San Diego Business Journal’s 2019 Business Woman of the Year
•Named to Inc. Magazine’s Female Founders 100 List (2020)
•Member of the board of directors of TRACON Pharmaceuticals, Inc., a clinical stage biopharmaceutical company focused on the development and commercialization of novel targeted therapeutics for cancer, where she serves as the chair of the Governance/Nomination Committee and is a member of the Audit Committee (since March 2020)
•Ms. Pelletier graduated from New England School of Communications, Maine with a Bachelor of Science in Communications and from Husson University, Maine with a Bachelor of Science in Business Administration.

Justin J. File

Chief Financial Officer Age: 51

Background
•Justin J. File served as Private Evofem’s Chief Financial Officer from April 2015 until January 2018 and has served as our Chief Financial Officer since January 2018.
•Mr. File has also served as the Chief Financial Officer of the women’s health nonprofit organization WCG Cares from November 2017 to May 2018.
•Mr. File has approximately 28 years of diverse accounting and finance experience within a variety of both public and private biotechnology and biopharmaceutical companies.
•Most recently, Mr. File provided executive financial and accounting oversight services to various biotechnology companies in San Diego, California, assisting in their initial public offering process and helping to establish and improve their accounting and finance operations as publicly traded entities. Prior to this, Mr. File was Senior Director and Controller of Sequenom, Inc., a diagnostic company that developed and commercialized molecular diagnostics testing services for the women’s health market. During that time, Mr. File served as Treasurer of Sequenom’s diagnostic subsidiary and provided assistance in the raising of over $400 million in combined equity and convertible note offerings.
•Mr. File also assisted in the commercialization of four diagnostic tests in a two-year period, which included Sequenom’s revolutionary noninvasive prenatal test for Down syndrome.
•Earlier in his career Mr. File worked for approximately ten years in public accounting, primarily with Arthur Andersen LLP, where he worked with a variety of clients assisting with attestation and periodic reporting requirements, public offerings and acquisitions.
•Mr. File graduated from Central Washington University with a Bachelor of Science in Accounting and Business Administration. He is a Certified Public Accountant (inactive).

Alexander A. Fitzpatrick, Esq.

General Counsel and Secretary Age: 55

Background
•Alexander A. Fitzpatrick, Esq. served as the Executive Vice President, General Counsel and Secretary of Private Evofem from October 2017 until January 2018 and has served as our Executive Vice President, General Counsel and Secretary since January 2018.
•Mr. Fitzpatrick is responsible for our corporate governance, legal, corporate development, intellectual property and risk management functions.
•Prior to joining Evofem, Mr. Fitzpatrick served as Chief Legal Officer of Kyriba Corporation from 2014 to 2015 and Senior Vice President, General Counsel, Compliance Officer and Secretary of Verenium Corporation, a publicly traded biotechnology company from 2010 to 2014. Prior to that, Mr. Fitzpatrick served as Senior Vice President, General Counsel and Secretary of Kintera, Inc., a publicly traded technology company. Following the sale of Kintera, Mr. Fitzpatrick continued to serve in a similar position for a major division of Blackbaud, Inc.
•Prior to moving in-house, Mr. Fitzpatrick was a member of the business, corporate and technology departments with the law firms Cooley LLP and Latham & Watkins LLP in San Diego, and Rogers & Wells LLP (now Clifford Chance) in London. Mr. Fitzpatrick represented pharmaceutical and other technology companies, investment banks and venture capitalists in a variety of transactions including numerous collaborations, mergers and acquisitions, intellectual property matters, licensing and financing activity.
•Mr. Fitzpatrick received a B.S. in mathematics from Georgetown University and a J.D. from the University of California, Berkeley.

Non-Employee Directors

KEY EXPERIENCE AND QUALIFICATIONS
Throughout her career, Dr. Greer has demonstrated an ongoing commitment to health, education, sustainable development, women’s empowerment, and human rights. Dr. Greer is passionate about strengthening civil society and building high performing organizations that are effective, ethical, and accountable and can clearly demonstrate their impact. We believe Dr. Greer’s long experience as an executive officer and board member of organizations dedicated to women’s sexual health qualifies her to serve as a member of our Board of Directors.

CAREER HIGHLIGHTS

Gillian Greer, Ph.D., 77 Independent Director Since: January 2018 Committees: •Nominating and Corporate Governance •Compensation
•Chief Executive Officer of Volunteer Service Abroad, a New Zealand non-profit organization that sends volunteers to work with partner organizations in the Pacific and Asia region (2012 to 2017)
•Chief Executive Officer of the National Council of Women of New Zealand (2017 to 2018)
•Trustee for WomanCare Global International (2012 to 2017)
•Director General of the International Planned Parenthood Federation (IPPF), the world’s largest international sexual and reproductive health non-profit organization, working in 172 countries providing advocacy, education, and sexual and reproductive health services, including maternal health, HIV/AIDS, family planning and adolescent health (2006 to 2011)
•Worked closely with UN agencies and governments to advocate for investment in health and human rights and served on the board of directors of ICON PLC (2006 to 2011)
•Executive Director of the Family Planning Association of New Zealand, involved in international and regional advocacy training and initiatives, including chairing the Asia Pacific Alliance, and was made a Member of the New Zealand Order of Merit for services to family planning (2005)
•Assistant Vice Chancellor Equity and Human Resources, Victoria University of Wellington, New Zealand (1996 to 1998)
•Early career was in education at secondary and tertiary levels
•Served in a governance capacity for a number of charities and a university Council
•Served in advisory panels to New Zealand Ministers of Foreign Affairs and Trade
•Made a Commander of the British Empire for services to international health and women’s rights (2011)

EDUCATION
•B.A. in English from the University of Auckland •Ph.D. in New Zealand Literature from the Victoria University of Wellington

KEY EXPERIENCE AND QUALIFICATIONS
We believe Mr. O’Brien’s extensive experience as an executive and member of the boards of directors for health care and life sciences companies qualifies him to be a member of our Board of Directors.

CAREER HIGHLIGHTS
Tony O’Brien, 59 Independent Director Since: January 2018 Committees: •Compensation (Chair) •Audit
•Director General of Ireland’s Health Service Executive (HSE), an organization responsible for the provision of health and personal social services for the residents of Ireland (2012 to 2018)
•Chief Operating Officer of the Department of Health’s Special Delivery Unit and a member of the Department’s Management Board (2011 to 2014)
•Director of Clinical Strategy and Programs in the HSE (2011 to 2012)
•Chief Executive Officer of the National Treatment Purchase Fund (2011 to 2013)
•Chief Advisor to the HSE on the implementation of the National Cancer Control Strategy (2006 to 2010)
•Project Director for the National Plan for Radiation Oncology (2005 to 2008)
•Chairman of the National Cancer Registry Board (2009 to 2012)
•Founding Chief Executive Officer of the National Cancer Screening Service (2007 to 2011)
•Director of BreastCheck, CervicalCheck (2002 to 2010)
•Associate and Interim Director of the National Cancer Control Programme (2007 to 2011)
•Chief Executive of the Irish Family Planning Association (1991 to 2002)
•Chief Executive of the UK Family Planning Association (1995 to 1996)
•Chartered Director of the Institute of Directors in Ireland
•Adjunct Assistant Professor in Health Strategy and Management at Trinity College Dublin

OTHER PROFESSIONAL EXPERIENCE AND COMMUNITY INVOLVEMENT
•Director and owner of Global Leadership And Governance Solutions Limited, a private limited company organized in the Republic of Ireland

EDUCATION
•M.Sc. in Management Practice from Trinity College, University of Dublin

Continuing directors:

KEY EXPERIENCE AND QUALIFICATIONS
We believe Dr. Kamdar is qualified to serve on our Board of Directors based on her extensive experience working and serving on the boards of directors of life sciences companies and her experience working in the venture capital industry.

CAREER HIGHLIGHTS
Kim P. Kamdar, Ph.D., 54 Independent Director Since: April 2011 (Private Evofem); January 2018 (Evofem Biosciences) Committees: •Audit •Compensation Committee •Nominating and Corporate Governance (Chair)
•Managing Partner of Domain Associates, LLC, a life sciences venture capital firm (since 2005)
•Chair of the board of directors of Seraphina Therapeutics, Inc. and Truvian Sciences
•Member of the board of directors of several private companies including Alume, Epic Sciences, Epitel and Pleno Inc.
•Member of the board of directors of several public companies including NASDAQ: SERA and NASDAQ: OMIC.
•Past investments include Ariosa (acquired by Roche), Corthera (acquired by Novartis), BiPar Sciences (acquired by Sanofi-Aventis) and Omniome (acquired by NASDAQ: PACB)
•Kauffman Fellow with MPM Capital (MPM) (2003 through 2004)
•Research director at Novartis, where she built and led a research team that focused on the biology, genetics and genomics of model organisms (1995 to 2003)
•Author of ten papers as well as the inventor on seven patents
•Advisory board member of Dr. Eric Topol’s NIH supported Clinical and Translational Science Award for Scripps Medicine

EDUCATION
•B.A. from Northwestern University •Ph.D. in Biochemistry and Genetics from Emory University

KEY EXPERIENCE AND QUALIFICATIONS
We believe that Mr. Rutherford is qualified to serve as a member of our Board of Directors because of his prior experience as a member of Private Evofem’s board of directors and his many years of finance and operations leadership experience in the health care and life sciences industries.

CAREER HIGHLIGHTS
Colin Rutherford, 63 Independent Director Since: November 2015 (Private Evofem); January 2018 (Evofem Biosciences) Committees: •Audit (Chair)
•Former Chairman and CEO of LSE quoted European finance specialist Euro-Sales Plc (with 18 offices across Europe), sold to Royal Bank of Scotland Plc, (2000 to 2002)
•Former Chairman of SGI Funds, a Guernsey-, Cayman- and Hong Kong-based diversified fund management group (2004 to 2009)
•Former Chairman and CEO of the LSE quoted UK fund management group, MAM Funds Plc (2008 to 2011)
•Former Member of the board and Audit Committee Chairman of Mitchells & Butlers Plc, the LSE’s largest quoted hospitality group (2013 to 2021)
•Former Member of the board and Audit Committee Chairman of the MSE quoted Oil & Gas shipping logistics business, Renaissance Services SAOG, based in Muscat and Dubai (2007 to 2019)
•Former Chairman of European Health Care Group before its acquisition by two U.S.-based hedge funds (2012 to 2014)
•Current Member of the Board of Meallmore Health Care Group (2014 to Present)
•Current Member of the Board of Spanish based Biopharma Hifas da Terra SA, a leader in the field of mycotherapy-related oncology products (2018 to Present)
•Current Chairman of Brookgate Limited, a UK property development business backed by Goldman Sachs and Sixth Street (2010 to Present)
•Former visiting Professor at Edinburgh University’s Business School

EDUCATION

•A member of the Scottish Institute of Chartered Accountants, he graduated in Accountancy and Finance from Heriot Watt University in 1980 and qualified with Deloitte (formerly Touche Ross) in 1984.
•Harvard Business School Alumni, having attended over a 10 year period and subsequently Chairing the HBS/YPO Presidents leadership seminar for 5 years.

KEY EXPERIENCE AND QUALIFICATIONS
We believe that Dr. Rarick is qualified to serve as a member of our Board of Directors because of her extensive experience in health care/women’s health matters as well as her vast prior experience with regulatory matters and the life sciences industry.

CAREER HIGHLIGHTS
Lisa Rarick, M.D.F.A.C.O.G., 62 Independent Director Since: 2020 Committees: •Nominating and Corporate Governance
•Board-certified obstetrician/gynecologist and regulatory affairs expert with 35 years’ experience in women’s health and 15 years’ experience leading several offices within the U.S. Food and Drug Administration (FDA)
•Began her career at the FDA as a Medical Officer, responsible for the management of products indicated for a variety of reproductive health conditions, including oral, transdermal and vaginal contraceptives (1988)
•Director for the Division of Reproductive and Urologic Products (DRUP) at the FDA (1996)
•Held several management roles in the Center for Drug Evaluation and Research (CDER), including Deputy Director of the Office of Drug Evaluation 2 and Associate Director in the Office of the Center Director
•Focused on HIV prevention, pregnancy prevention, pre- and post-pregnancy care and menopausal therapy in her final year at the FDA in the Office of Women’s Health
•Reproductive health and regulatory affairs consultant, helping numerous companies navigate the development of their products from early-stage development through FDA approval
•Member of the Scientific Advisory Committee for the National Institute of Child Health and Human Development (since 2004)
•Member of the board of directors for Alliance Partners 360 from (2017 to 2019)
•Family Planning clinical care provider (2020 to present)

EDUCATION
•B.S. and M.D. from the Loma Linda University School of Medicine •Completed residency training in Obstetrics and Gynecology at Georgetown University

Audit Committee and Financial Expert

Audit Committee
Chair: Colin Rutherford	Members: Kim P. Kamdar, Ph.D. Tony O’Brien	Meetings in 2021: 4

Our Audit Committee’s role and responsibilities are set forth in the Audit Committee’s written charter.
Principal Responsibilities:
•Reviews annual financial statements;
•Considers matters relating to accounting policy and internal controls;
•Reviews the scope of annual audits;
•Assists the Board of Directors in its oversight of Evofem’s financial statements, including internal control over financial reporting;
•Reviews and discusses with senior management the guidelines and policies by which Evofem assesses and manages risk;
•Assists the Board of Directors in its oversight of the qualifications, independence, and performance of Evofem’s independent registered public accounting firm, including responsibility for the appointment, compensation, retention, and oversight of the work of the firm;
•Assists the Board of Directors in its oversight of the performance of Evofem’s internal audit function, including responsibility for the appointment, replacement, reassignment, or dismissal of, and being involved in the performance reviews of, Evofem’s internal auditor; and
•Assists the Board of Directors in its oversight of Evofem’s compliance with legal and regulatory requirements, including reviewing periodically with management any significant legal, compliance, and regulatory matters that have arisen or that may have a material impact on Evofem’s business, financial statements, or compliance policies, Evofem’s relations with regulators and governmental agencies, and any material reports or inquiries from regulators and government agencies.
All members of the Audit Committee satisfy the current independence standards promulgated by the SEC and by The Nasdaq Stock Market (Nasdaq), as such standards apply specifically to members of audit committees. The Board has determined that Mr. Rutherford is an “audit committee financial expert,” as the SEC has defined that term in Item 407 of Regulation S-K. Please also see the report of the Audit Committee set forth elsewhere in this Annual Report.
A copy of the Audit Committee’s written charter is publicly available on our website at www.evofem.com.

Code of Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that applies to our officers, directors and employees, which is available on our website at www.evofem.com and will be made available to stockholders without charge, upon request, in writing to our Corporate Secretary, Evofem Biosciences, Inc., 12400 High Bluff Drive, Suite 600, San Diego, CA 92130. The Code of Business Conduct and Ethics contains general guidelines for conducting the business of our company consistent with the highest standards of business ethics and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. In addition, disclosure regarding any amendments to, or waivers from, provisions of our Code of Business Conduct and Ethics that apply specifically to our directors, principal executive officer and principal financial officer will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting or the issuance of a press release of such amendments or waivers is then permitted by the rules of the Nasdaq Capital Market.
Item 11. Executive Compensation.
Summary Compensation Table
The following table summarizes information concerning the compensation awarded to, earned by, or paid for services rendered in all capacities by our named executive officers during the years ended December 31, 2021 and 2020:

Name and Principal Position	Year Ended December 31,	Salary ($)		Bonus(1) ($)		Restricted Stock Awards(2) ($)		Option Awards(2) ($)		All Other Compensation(3) ($)		Total ($)
Saundra Pelletier Chief Executive Officer	2021	812,083		401,981		171,400	(4)	1,787,940	(5)	20,521	(6)	3,193,925
	2020	780,850		1,045,850	(7)	1,302,900	(8)	1,044,000	(9)	14,744		4,188,344
Justin J. File Chief Financial Officer	2021	589,240		218,755		68,560	(10)	383,130	(11)	1,242		1,260,927
	2020	566,577		444,932	(12)	651,450	(13)	348,000	(14)	3,076		2,014,035
Russ Barrans(15) Chief Commercial Officer	2021	471,960	(16)	110,726		117,330	(17)	383,130	(18)	67,030	(19)	1,150,176
	2020	491,625		265,813	(20)	816,450	(21)	348,000	(22)	5,538		1,927,426
Alexander A. Fitzpatrick(23) General Counsel	2021	469,310		116,154		68,560	(24)	383,130	(25)	8,740	(26)	1,045,894
	2020	451,260		225,630	(27)	651,450	(28)	348,000	(29)	1,242		1,677,582
(1)Consists of a bonus as approved by the Compensation Committee in respect of the named executive officer's performance and the Company’s performance during 2021.
(2)Amounts listed in this column represent the aggregate fair value on the date of vesting of the Company’s equity awards granted to the named executive officers determined in accordance with Financial Accounting Standards Board (FASB) ASC Topic 718, Compensation-Stock Compensation (FASB ASC Topic 718). See Note 11 to our Consolidated Financial Statements included in our Annual Report for details as to the assumptions used to determine the fair value of these awards.
(3)All Other Compensation primarily includes premiums paid for group term life insurance, except for Ms. Pelletier, Mr. Barrans, and Mr. Fitzpatrick as discussed in note (6), (19), and (26), respectively, below.
(4)On February 3, 2021, the Company granted Ms. Pelletier 500,000 shares of common stock issued as Restricted Stock Awards (RSAs), of which 200,000 vested in connection with the Company’s achievement of certain performance milestones in 2021. Of these RSAs, the Company withheld 105,300 shares of common stock to satisfy statutory tax withholding requirements upon vesting of such RSAs during 2021.
(5)February 3, 2021, the Company granted Ms. Pelletier 700,000 stock options which vest in a series of forty-eight (48) successive equal monthly installments upon completion of each additional month of service for the Company measured from the vesting commencement date of February 3, 2021.
(6)All Other Compensation for Ms. Pelletier includes (i) a $1,242 premium paid for group term life insurance and (ii) $19,279 in fringe benefits paid on behalf of Ms. Pelletier.
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
(8)On February 25, 2020, the Company granted Ms. Pelletier 300,000 shares of common stock issued as Restricted Stock Awards (RSAs), which fully vested in connection with the Company’s achievement of certain performance milestones in 2020. Of these RSAs, the Company withheld 187,050 shares of common stock to satisfy statutory tax withholding requirements upon vesting of such RSAs during 2020.
(9)February 25, 2020, the Company granted Ms. Pelletier 300,000 stock options which vest in a series of thirty-six (36) successive equal monthly installments upon completion of each additional month of service for the Company measured from the vesting commencement date of February 25, 2020.
(10)On February 3, 2021, the Company granted Mr. File 200,000 shares of common stock issued as RSAs, of which 80,000 vested in connection with the Company’s achievement of certain performance milestones in 2021. Of these RSAs, the Company withheld 42,280 shares of common stock to satisfy statutory tax withholding requirements upon vesting of such RSAs during 2021.
(11)February 3, 2021, the Company granted Mr. File 150,000 stock options which vest in a series of forty-eight (48) successive equal monthly installments upon completion of each additional month of service for the Company measured from the vesting commencement date of February 3, 2021.
(12)Consists of (i) a bonus in the amount of $20,000 for the achievement of certain performance milestone by Mr. File and (ii) a bonus in the amount of $424,932 as approved by the Compensation Committee in respect of his performance and the Company’s performance during 2020.
(13)On February 25, 2020, the Company granted Mr. File 150,000 shares of common stock issued as RSAs, which fully vested in connection with the Company’s achievement of certain performance milestones in 2020. Of these RSAs, the Company withheld 93,492 shares of common stock to satisfy statutory tax withholding requirements upon vesting of such RSAs during 2020.
(14)On February 25, 2020, the Company granted Mr. File 100,000 stock options which vest in a series of thirty-six (36) successive equal monthly installments upon completion of each additional month of service for the Company measured from the vesting commencement date of February 25, 2020.
(15)Russ Barrans retired from his position as chief commercial officer in November 2021.
(16)Consists of (i) $447,379 paid to Mr. Barrans pursuant to Mr. Barrans employment agreement with the Company and (ii) $24,581 paid to Mr. Barrans for vacation payout.
(17)On February 3, 2021, the Company granted Mr. Barrans 200,000 shares of common stock issued as RSAs, of which 80,000 vested in connection with the Company's achievement of certain performance milestones in 2021. Of these RSAs, the Company withheld 31,480 shares of common stock to satisfy statutory tax withholding requirements upon vesting of the RSAs during 2021. The Company also withheld 19,998 shares of common stock to satisfy statutory tax withholding requirements upon vesting of the third tranche of RSAs during 2021 that were granted in July 2019.

(18)February 3, 2021, the Company granted Mr. Barrans 150,000 stock options which vest in a series of forty-eight (48) successive equal monthly installments upon completion of each additional month of service for the Company measured from the vesting commencement date of February 3, 2021.
(19)All Other Compensation for Mr. Barrans includes (i) a $3,119 premium paid for group term life insurance and (ii) $63,911 in severance pay.
(20)Consists of (i) a bonus in the amount of $20,000 for the achievement of certain performance milestone by Mr. Barrans and (ii) a bonus in the amount of $245,813 as approved by the Compensation Committee in respect of his performance and the Company’s performance during 2020.
(21)On February 25, 2020, the Company granted Mr. Barrans 150,000 shares of common stock issued as RSAs, which fully vested in connection with the Company's achievement of certain performance milestones in 2020. Of these RSAs, the Company withheld 38,731 shares of common stock to satisfy statutory tax withholding requirements upon vesting of the RSAs during 2020. The Company also withheld 20,381 shares of common stock to satisfy statutory tax withholding requirements upon vesting of the second tranche RSAs during 2020 that were granted in July 2019.
(22)On February 25, 2020, the Company granted Mr. Barrans 100,000 stock options which vest in a series of thirty-six (36) successive equal monthly installments upon completion of each additional month of service for the Company measured from the vesting commencement date of February 25, 2020.
(23)Alex Fitzpatrick became a named executive officer as of December 31, 2021 as a result of Mr. Barrans’ retirement.
(24)On February 3, 2021, the Company granted Mr. Fitzpatrick 200,000 shares of common stock issued as RSAs, of which 80,000 vested in connection with the Company’s achievement of certain performance milestones in 2021. Of these RSAs, the Company withheld 42,120 shares of common stock to satisfy statutory tax withholding requirements upon vesting of such RSAs during 2021.
(25)February 3, 2021, the Company granted Mr. Fitzpatrick 150,000 stock options which vest in a series of forty-eight (48) successive equal monthly installments upon completion of each additional month of service for the Company measured from the vesting commencement date of February 3, 2021.
(26)All Other Compensation for Mr. Fitzpatrick includes (i) a $2,322 premium paid for group term life insurance and (ii) $6,418 in fringe benefits paid on behalf of Mr. Fitzpatrick.
(27)Consists of a bonus in the amount of $225,630 as approved by the Compensation Committee in respect of Mr. Fitzpatrick's performance and the Company’s performance during 2020.
(28)On February 25, 2020, the Company granted Mr. Fitzpatrick 150,000 shares of common stock issued as RSAs, which fully vested in connection with the Company’s achievement of certain performance milestones in 2020. Of these RSAs, the Company withheld 78,879 shares of common stock to satisfy statutory tax withholding requirements upon vesting of such RSAs during 2020.
(29)On February 25, 2020, the Company granted Mr. Fitzpatrick 100,000 stock options which vest in a series of thirty-six (36) successive equal monthly installments upon completion of each additional month of service for the Company measured from the vesting commencement date of February 25, 2020.
Employment, Severance and Separation Agreements
Current Executive Officers
Our current executive officers, (Ms. Pelletier, Mr. File and Mr. Fitzpatrick) were each appointed to their offices in January 2018 in connection with the Merger (as defined in the “Certain Relationships and Related Persons Transactions” Section below). The amounts reported for each of them in the Summary Compensation Table above, includes compensation paid to or earned by them pursuant to offer letters for their services provided as our executive officers pursuant to their offer letters and subsequent employment agreements described below.

Current Employment Agreements
On July 2, 2018, we entered into employment agreements with each of Ms. Pelletier, Mr. File and Mr. Fitzpatrick. Pursuant to the terms of these agreements, each of Ms. Pelletier, Mr. File and Mr. Fitzpatrick is eligible to receive an annual base salary of $812,083, $589,240 and $488,083, respectively, and target bonuses as a base salary in amounts up to 100%, 75% and 50% respectively, payable in the discretion of our Board.
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
Justin J. File and Alexander Fitzpatrick
If Justin J. File or Alexander Fitzpatrick (each, a Non-CEO Executive) is terminated by us other than for cause or a Non-CEO Executive resigns for good reason, then we have agreed to pay and provide to each Non-CEO Executive: (i) all accrued obligations as of the date of termination, (ii) any accrued but unpaid bonus for the prior fiscal year, (iii) a pro-rated bonus for the year in which the termination occurs as of his termination date, (iv) an amount equal to twelve months of his or her then-current base salary in a lump sum and (v) twelve months of continuing health benefits coverage, each subject to the conditions outlined in their respective agreements. In addition, fifty percent (50%) of any unvested and outstanding equity interests a Non-CEO Executive may have shall immediately vest and become exercisable, in each case subject to the conditions outlined in his or her equity agreements. If a Non-CEO Executive’s employment is terminated without cause or if a Non-CEO Executive resigns for good reason, in each case within three months prior to or twelve months following a change of control, then we have agreed to pay and provide to such Non-CEO Executive: (i) all accrued obligations as of the date of termination, (ii) an amount equal to eighteen months of his then-current base salary in a lump sum, (iii) any accrued but unpaid bonus for the prior fiscal year, (iv) his target annual bonus for the year in which the termination occurs at the rate in effect immediately prior to such termination multiplied by a factor of 1.5 and (v) eighteen months of continuing health benefits coverage, each subject to the conditions outlined in the agreement. In addition, any unvested and outstanding equity interests a Non-CEO Executive may have shall fully vest and become exercisable, in each case subject to the conditions outlined in his equity agreements.
Russell Barrans
Russell Barrans retired as the Company’s chief commercial officer on November 15, 2021. In connection with Mr. Barrans’ retirement, on November 12, 2021, the Company entered into a separation agreement with Mr. Barrans (the Barrans Separation Agreement). The Barrans Separation Agreement includes a customary release of claims against the Company that are or may be held by Mr. Barrans and entitles Mr. Barrans to (i) a severance payment equal to $511,290, which represents twelve months in value of Mr. Barrans’ base salary and is payable, at the Company’s election, in a lump sum or by normal payroll until April 30, 2022, and (ii) a prorated performance bonus for fiscal year 2021 of $110,726, which is payable no later than March 15, 2022. The foregoing description of the Barrans Separation Agreement does not purport to be complete and is subject to and qualified in its entirety by reference to the Barrans Separation Agreement filed as Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended September 30, 2021 and incorporated by reference herein.
Severance Tax Matters
All payments made and benefits available to each executive officer in connection with his or her employment agreement will or were intended to comply with Section 409A of the Internal Revenue Code of 1986, as amended, (the Code) in accordance with the terms of his or her employment agreement. In the event the benefit provided to an employee (i) constitutes “parachute payments” within the meaning of Section 280G of the Code, and (ii) would otherwise be subject to the excise tax imposed by Section 4999 of the Code, then such “Payments” will be reduced. The reduced amount will be either (x) the largest portion of the Payment that would result in no portion of the Payment being subject to the excise tax or (y) the largest portion, up to and including the total, of the Payment, whichever amount results in the executive officer’s receipt, on an after-tax basis, of the greater amount of the Payment notwithstanding that all or some portion of such benefits may be taxable under Section 4999 of the Code. If a reduction in payments or benefits constituting “parachute payments” is necessary to limit or avoid a certain employee’s excise tax, the reduction shall occur at the election of such employee (provided, however, that such election shall be subject to our approval if made on or after the effective date of the event that triggers the Payment) and may reduce cash payments, cancel accelerated vesting of stock award, and/or reduce employee benefits in any order or combination that maximizes the amount of such reduced amount. In the event that acceleration of vesting of stock award compensation is to be reduced, such acceleration of vesting shall be cancelled in the reverse order of the date of grant of such executive officer’s stock awards unless the executive officer elects a different order for cancellation.

Outstanding Equity Awards at December 31, 2021

The following table shows the outstanding equity awards held by our named executive officers as of December 31, 2021.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Grant Date	Option Expiration Date
Saundra Pelletier	6,719	(1)	—	79.87	6/3/2013	6/3/2023
	42,076	(2)	—	46.36	9/28/2016	9/28/2026
	825,000		—	7.29	3/12/2018	3/12/2028
	313,500		—	2.10	7/31/2018	7/31/2028
	284,625		—	3.45	11/28/2018	11/28/2028
	183,333		116,667	4.87	2/5/2020	2/5/2030
	145,833		554,167	3.25	2/3/2021	2/3/2031
Justin J. File	23,099	(3)	—	46.36	9/28/2016	9/28/2026
	300,000		—	7.29	3/12/2018	3/12/2028
	114,000		—	2.10	7/31/2018	7/31/2028
	103,500		—	3.45	11/28/2018	11/28/2028
	61,111		38,889	4.87	2/5/2020	2/5/2030
	31,250		118,750	3.25	2/3/2021	2/3/2031
Alexander A. Fitzpatrick	275,000		—	7.29	3/12/2018	3/12/2028
	104,500		—	2.10	7/31/2018	7/31/2028
	100,000		—	3.45	11/28/2018	11/28/2028
	61,111		38,889	4.87	2/5/2020	2/5/2030
	31,250		118,750	3.25	2/3/2021	2/3/2031
Russell Barrans(5)	5,133	(4)	—	46.36	9/28/2016	9/28/2026
	260,000		—	7.29	3/12/2018	3/12/2028
	98,800		—	2.10	7/31/2018	7/31/2028
	97,222		—	3.45	11/28/2018	11/28/2028
	58,333		—	4.87	2/5/2020	2/5/2030
	28,125		—	3.25	2/3/2021	2/3/2031
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
(5)Russell Barrans retired as the Company’s chief commercial officer on November 15, 2021.

Employee Benefit and Equity Incentive Plans
Stock Compensation Plans
Summary of the Amended and Restated 2014 Plan
The Company initially adopted the 2007 Stock Plan (the 2007 Plan) in March 2007 under which 211,893 shares of common stock were reserved for issuance to employees, non-employee directors, and consultants of the Company. The Company ceased granting any additional awards under our 2007 Plan, and presently grants equity awards under the Amended and Restated 2014 Plan.
On September 15, 2014, our board of directors adopted, and our stockholders approved, the 2014 Equity Incentive Plan. The 2014 Equity Incentive Plan, as amended and restated, provides incentives that will assist us to attract, retain, and 27 motivate employees, including officers, consultants, and directors. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and units and other cash-based or share-based awards. In addition, the Amended and Restated 2014 Plan contains a mechanism through which we may adopt a deferred compensation arrangement in the future.
A total of 166,666 shares of our common stock was initially authorized and reserved for issuance under the Amended and Restated 2014 Plan. As of February 15, 2022, a total of 2,921,494 shares of our common stock were reserved and available for issuance under the Amended and Restated 2014 Plan. Per the terms of the Amended and Restated 2014 Plan, this reserve will automatically increase on each January 1 through 2024, by an amount equal to the smaller of:
•4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31; or
•an amount determined by our board of directors.
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
The Amended and Restated 2014 Plan will continue in effect until it is terminated, provided, however, that all awards will be granted, if at all, within ten years of its effective date. The Compensation Committee may amend, suspend or terminate the Amended and Restated 2014 Plan at any time, provided that without stockholder approval, the Amended and Restated 2014 Plan cannot be amended by the Compensation Committee without stockholder approval, except as described above, to increase the number of shares authorized, change the class of persons eligible to receive incentive stock options, or effect any other change that would require stockholder approval under any applicable law or listing rule.
Summary of the 2018 Inducement Equity Incentive Plan
On July 24, 2018, upon the recommendation of our Compensation Committee, the board of directors approved our 2018 Inducement Equity Incentive Plan and reserved 250,000 shares of our common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the company, as an inducement to the individual’s entry into employment with the company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. On February 25, 2020, the board of directors approved an increase to the number of shares of our common stock reserved and available for issuance under the 2018 Inducement Equity Incentive Plan to 1,250,000. The 2018 Inducement Equity Incentive Plan was adopted without stockholder approval pursuant to Rule 5635(c)(4). The 2018 Inducement Equity Incentive Plan provides for the grant of equity-based awards, including options, restricted and unrestricted stock awards, and other stock- based awards, and its terms are substantially similar to the Amended and Restated 2014 Plan, but with such other terms and conditions intended to comply with the Nasdaq inducement award exception. As of February 15, 2022, there were 392,375 shares of options outstanding and 842,977 shares available for grant under the 2018 Inducement Equity Incentive Plan.
2019 Employee Stock Purchase Plan
On May 7, 2019, the board of directors approved the 2019 ESPP, which was approved by stockholders at the 2019 annual meeting held on June 5, 2019 and which authorizes the issuance of up to 500,000 shares of common stock pursuant to purchase rights granted to employees. This authorized number of shares may be increased annual increase on the first day of each of the Company’s fiscal years beginning in 2020 and ending on the first day of 2029, in an amount equal to the lesser of (i) 1,000,000 shares, (ii) two percent (2%) of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares as is determined by the board of directors. The 2019 ESPP enables eligible full-time and part-time employees to purchase shares of the Company’s common stock through payroll deductions of between 1% and 15% of eligible compensation during an offering period. A new offering period begins approximately every June 15 and December 15. At the last business day of each offering period, the accumulated contributions made during the offering period will be used to purchase shares. The purchase price is 85% of the lesser of the fair market value of the common stock on the first or the last business day of an offering period. The maximum number of shares of common stock that may be purchased by any participant during an offering period will be equal to $25,000 divided by the fair market value of the common stock on the first business day of an offering period.
As of February 15, 2022, there were 629,672 shares of common stock purchased and 2,083,085 shares of our common stock reserved and available for issuance under the 2019 ESPP.
Private Evofem Equity Incentive Plan
The Private Evofem Equity Incentive Plan was assumed by the Company in connection with the Merger and shares of Private Evofem common stock issuable pursuant to options previously granted under the Private Evofem Equity Incentive Plan became options to purchase our common stock upon completion of the Merger. No new awards may be granted under the Private Evofem Equity Incentive Plan. As of February 15, 2022, a total of 147,930 shares of our common stock were reserved for issuance upon the exercise of outstanding options under the Private Evofem Equity Incentive Plan.
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
Perquisites, Health, Welfare and Retirement Benefits
Our executive officers are eligible to participate in all of our employee benefit plans, including our medical, dental, vision, group life and disability insurance plans, in each case on the same basis as other employees.

Director Compensation

The following table sets forth the compensation (cash and equity) received by our non-employee directors during the year ended December 31, 2021.

Name	Fees Earned or Paid in Cash ($)	Option Awards(1) ($)	Totals ($)
William Hall, Ph.D., M.D.(2)	88,458	88,227	176,685
Gillian Greer, Ph.D.	62,500	88,227	150,727
Kim Kamdar, Ph.D.	71,250	88,227	159,477
Tony O’Brien	75,000	88,227	163,227
Lisa Rarick, M.D.	52,120	88,227	140,347
Colin Rutherford	70,000	88,227	158,227
(1)Amounts listed in this column represent the aggregate fair value of the option awards computed as of the grant date of each option award in accordance with FASB ASC Topic 718, rather than amounts paid to or realized by the named individual. There can be no assurance that options will be exercised (in which case no value will be realized by the individual) or that the value on exercise will approximate the fair value as computed in accordance with FASB ASC Topic 718. The assumptions used in the valuation of these awards are set forth in Note 11- Stock-based Compensation to our Consolidated Financial Statements on our Annual Report.
(2)Dr. Hall resigned from his positions of director and chairman of the board of directors in November 2021 due to personal health concerns.

The following table shows the outstanding equity awards held by our non-employee directors as of December 31, 2021.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Grant Date	Option Expiration Date
William Hall, Ph.D., M.D.(1)	24,691	—	7.29	3/12/2018	3/12/2028
	12,875	—	6.99	5/8/2018	5/8/2028
	50,000	—	6.05	6/5/2019	6/5/2029
	50,000	—	5.06	5/12/2020	5/12/2030
Gillian Greer, Ph.D.	24,691	—	7.29	3/12/2018	3/12/2028
	12,875	—	6.99	5/8/2018	5/8/2028
	50,000	—	6.05	6/5/2019	6/5/2029
	50,000	—	5.06	5/12/2020	5/12/2030
	—	90,000	1.25	5/12/2021	5/12/2031
Kim Kamdar, Ph.D.	6,065	—	37.74	6/16/2015	6/16/2025
	8,905	—	6.78	6/21/2016	6/21/2026
	10,583	—	12.90	5/11/2017	5/11/2027
	2,075	—	13.14	6/20/2017	6/20/2027
	12,875	—	6.99	5/8/2018	5/8/2028
	50,000	—	6.05	6/5/2019	6/5/2029
	50,000	—	5.06	5/12/2020	5/12/2030
	—	90,000	1.25	5/12/2021	5/12/2031
Tony O’Brien	24,691	—	7.29	3/12/2018	3/12/2028
	12,875	—	2.31	7/24/2018	7/24/2028
	50,000	—	6.05	6/5/2019	6/5/2029
	50,000	—	5.06	5/12/2020	5/12/2030
	—	90,000	1.25	5/12/2021	5/12/2031
Lisa Rarick, M.D.	45,833	29,167	5.85	2/25/2020	2/25/2030
	50,000	—	5.06	5/12/2020	5/12/2030
	—	90,000	1.25	5/12/2021	5/12/2031
Colin Rutherford	770	—	43.64	3/8/2017	3/8/2027
	39,691	—	7.29	3/12/2018	3/12/2028
	12,875	—	6.99	5/8/2018	5/8/2028
	5,550	—	2.10	7/31/2018	7/31/2028
	50,000	—	6.05	6/5/2019	6/5/2029
	50,000	—	5.06	5/12/2020	5/12/2030
	—	90,000	1.25	5/12/2021	5/12/2031
(1)Dr. Hall resigned from his positions of director and chairman of the board of directors in November 2021 due to personal health concerns.

Our Non-Employee Director Compensation Policy.
In February 2022, our Compensation Committee amended the Non-Employee Director Compensation Policy as described below which will become effective April 1, 2022.
•Each non-employee director will receive an annual cash retainer in the amount of $40,000 per year.
•The Chair of the Board will receive an additional annual cash retainer in the amount of $30,000 per year.
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
•The chairperson of the nominating and corporate governance committee will receive additional annual cash compensation in the amount of $10,000 per year for such chairperson’s service on the nominating and corporate governance committee. Each non-chairperson member of the nominating and corporate governance committee will receive additional annual cash compensation in the amount of $5,000 per year for such member’s service on the nominating and corporate governance committee.
•Each non-employee directors will receive a stock option grant with an initial grant equal to 90,000 shares of the Company’s common stock upon a director’s initial appointment or election to the Board of Directors, vesting quarterly over a 3 year period and an annual stock option grant equal 90,000 shares of the Company’s common stock on the date of each annual stockholder’s meeting thereafter, fully vesting in one year from the date of grant.

The February 2022 amendment of the Non-Employee Director Compensation Policy reduced, effective as of April 1, 2022, the annual cash retainer for each non-employee director from $50,000 per year to $40,000 per year, the annual cash retainer for the chairperson of the Board from $40,000 to $30,000 and the annual cash compensation for the chairperson of the Nominating and Corporate Governance Committee from $11,250 per year to $10,000 per year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information concerning the ownership of our common stock as of February 15, 2022, by (i) those persons who are known to us to be the beneficial owner(s) of more than five percent of our common stock, (ii) each of our directors and named executive officers and (iii) all of our directors and named executive officers as a group.
The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. In the cases of holders who are not directors, director nominees, and named executive officers, Schedules 13G or 13D filed with the SEC (and, consequently, ownership reflected here) often reflect holdings as of a date prior to February 15, 2022. Under such rules, beneficial ownership generally includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days after February 15, 2022, through the exercise of stock options, warrants or other rights. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Unless otherwise noted, the address of the persons in the table below is that of the Company.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percent of Shares Beneficially Owned
5% Stockholders
CVI Investments, Inc.(1) Heights Capital Management, Inc., investment manager 101 California Street, Suite 3250 San Francisco, California 94111	10,000,000	6.2%
Directors and Named Executive Officers
Gillian Greer, Ph.D.(2)	137,566	*
Kim Kamdar, Ph.D.(3)	159,790	*
Tony O’Brien(4)	145,706	*
Lisa Rarick, M.D.(5)	112,333	*
Colin Rutherford(6)	158,886	*
Saundra Pelletier(7)	2,578,589	1.6%
Justin J. File(8)	1,017,553	*
Alex Fitzpatrick(9)	811,894	*
Directors and executive officers as a group (8 Persons)(10)	5,122,317	3.1%
*Includes beneficial ownership of less than 1% of the outstanding shares of Evofem’s common stock.
(1)The number of shares reported as beneficially owned consists of shares issuable upon the exercise of warrants to purchase shares of Evofem’s common stock.
(2)Consists of 137,566 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of February 15, 2022.
(3)Consists of (i) 19,287 shares of common stock held by Dr. Kamdar and (ii) 140,503 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of February 15, 2022.
(4)Consists of (i) 8,140 shares of common stock held by Mr. O'Brien and (ii) 137,566 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of February 15, 2022.
(5)Consists of (i) 10,250 shares of common stock held by Dr. Rarick and (ii) 102,083 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of February 15, 2022.
(6)Consists of 158,886 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of February 15, 2022.
(7)Consists of (i) 685,837 shares of common stock held by Ms. Pelletier and (ii) 1,892,752 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of February 15, 2022.
(8)Consists of (i) 360,982 shares of common stock held by Mr. File and (ii) 656,571 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of February 15, 2022.
(9)Consists of (i) 216,422 shares of common stock held by Mr. Fitzpatrick and (ii) 595,472 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of February 15, 2022.
(10) Consists of 1,300,918 shares of common stock held by our current executive officers and directors and (ii) 3,821,399 shares of common stock that may be acquired by our current executive officers and directors pursuant to the exercise of stock options within 60 days after February 15, 2022.

Equity Compensation Plan Information
The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of
December 31, 2021:

Plan Category	Number of Securities to be Issued Upon Exercise of Awards (a)	Weighted Average Exercise Price of Outstanding Awards (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by Stockholders(1)	10,545,173	$4.41	4,534,842
Equity compensation plans not approved by Stockholders(3)	440,615	$4.16	794,737
Total	10,985,788		5,329,579
(1)Includes our 2007 Plan and the Amended and Restated 2014 Plan. This table does not include the number of shares issuable upon exercise of issued and outstanding awards under the Private Evofem Equity Incentive Plan. No new awards may be issued under the Private Evofem Equity

Incentive Plan. As of December 31, 2021, a total of 147,930 shares of our common stock were reserved for issuance upon the exercise of outstanding options under the Private Evofem Equity Incentive Plan with a weighted average exercise price of $57.59 per share.
(2)As of December 31, 2021, an aggregate of 2,701,757 shares of common stock were available for grant under the Amended and Restated 2014 Plan and an aggregate of 1,833,085 shares were available for issuance under the 2019 ESPP. The Amended and Restated 2014 Plan contains a provision for an automatic increase to the number of shares available for grant each January 1st until and including January 1, 2024, subject to certain limitations, by a number of shares equal to the lesser of 4% of the number of shares of our common stock issued and outstanding on the immediately preceding December 31 or a number of shares set by our Board of Directors. The 2019 ESPP contains a provision for an automatic increase to the number of shares available for issuance under the 2019 ESPP each January 1st and including January 1, 2024, subject to certain limitations, by a number of shares equal to the lesser of 1,000,000 shares or 2% of our common stock issued and outstanding on the immediately preceding December 31 or a number of shares set by our Board of Directors.
(3)Includes the 2018 Inducement Equity Incentive Plan. See Item 10, “Directors, Executive Officers, and Corporate Governance” of our Annual Report for a narrative description of the 2018 Inducement Equity Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Related Person Transactions
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
Except as otherwise set forth below, during the years ended December 31, 2021, 2020 and 2019 and to date there were no transactions to which we will be a party, nor are there any currently proposed transactions to which we will be a party, in which:
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
Merger and Concurrent Financing
On January 17, 2018, we completed a business combination (the Merger) in accordance with the terms of an Agreement and Plan of Merger and Reorganization, dated as of October 17, 2017, by and among the Company, Nobelli Merger Sub, Inc., our wholly owned subsidiary (Merger Sub), and Private Evofem, pursuant to which the Merger Sub merged with and into Private Evofem, with Private Evofem surviving as our wholly owned subsidiary.

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
(1) With the exception of the warrant issued to Woodford Patient Capital Trust Plc, the warrants listed in this column were fully exercised as of February 8, 2019 as described in the “Reload Warrant Transaction” Section below.

2019 Private Placement
During the second quarter of 2019, we issued an aggregate of 17,777,779 shares of common stock in connection with a private placement at the offering price of $4.50 per share and common warrants to purchase 4,444,446 shares of common stock at an exercise price of $6.38 per shares (the Private Placement).
Certain of our existing stockholders purchased an aggregate of 4,444,445 shares of our common stock in the Private Placement (including one unit share associated with the common warrants issued to Woodford Patient Capital Trust Plc). The table below sets forth the aggregate number of common shares and common warrants issued to our holders of more than 10% of our capital stock, or an affiliate or immediate family member thereof, at the time of the transaction:

Name	Shares of Common Stock Issued in the Private Placement	Common Warrants to Purchase Shares of Common Stock Issued in The Private Placement
PDL BioPharma, Inc.	13,333,334	3,333,334
Woodford Patient Capital Trust Plc	2,222,223	555,556
Invesco Perpetual High Income Fund	2,222,222	555,556
Total	17,777,779	4,444,446
Consulting Agreements
Effective April 1, 2019, the Company entered into a two-year consulting agreement (the 2019 Consulting Agreement) with Thomas Lynch, the former chair of the Company’s Board of Directors. The 2019 Consulting Agreement provided for (i) annual compensation of $0.4 million, including $0.1 million related to Mr. Lynch’s board services, (ii) an annual grant of 150,000 RSUs, which will vest quarterly over one year from April 1, 2019 and (iii) an annual bonus of up to 100% of Mr. Lynch’s annual consulting fees based upon the achievement of the Company’s corporate goals and objectives as determined by and subject to approval of the Board of Directors. The 2019 Consulting Agreement terminated on April 1, 2020 upon the death of Mr. Lynch.
There were no consulting fees incurred under the 2019 Consulting Agreement for the year ended December 31, 2021, and the consulting fees were approximately $0.1 million and $0.6 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2021, there was no additional accrued compensation owed to Mr. Lynch or his estate.

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
From 2011 to 2017, Ms. Pelletier served as a director of the board of WomanCare Global Trading (WCGT), a WCGI subsidiary. Effective February 2015, Private Evofem and WCGT entered into a sublease for office space, which was terminated and reassigned to WCG Cares effective April 1, 2018, and (ii) in October 2015, (a) Private Evofem, through its wholly-owned subsidiaries, entered into two sublicense agreements whereby Private Evofem was responsible for paying $5.0 million in annual sublicense fees, net of amounts paid under the grant agreement during 2015, to WomanCare Global Trading CIC (WCGCIC), also a WCGI affiliate, and (b) the service and grant agreements were cancelled.
Effective January 2016, Private Evofem and WCGI entered into a shared-services agreement (SSA), which replaced the prior service agreement. Under the terms of the SSA, Private Evofem and WCGI cross charged the other company’s services provided by each entity on behalf of the other. The SSA also allowed for netting of due to and due from shared-services fees. In July 2019, the SSA was terminated. For the years ended December 31, 2021 and 2020, there were no services provided under the SSA on behalf of WCGI. For the year ended December 31, 2019, services provided were immaterial. As of December 31, 2021 and 2020, there were no net shared-services due to the Company. As of December 31, 2019, net shared-services due to the Company was minimal. As of and for the years ended December 31, 2021, 2020 and 2019, there were no receivables, payables, payments or expenses related to the Company’s transactions with WCGI related entities.
Transactions with WCG Cares
In 2013, WCG Cares, a 501(c)(3) nonprofit organization, was incorporated under the laws of the State of California. Its primary purpose is to directly engage in and/or fund the development and implementation of programs that promote reproductive health, education, research and increased access to high-quality, innovative and affordable reproductive health care and health care products around the world. Ms. Pelletier served as the CEO and President of WCG Cares from 2013 to November 2017. She became a member of its board of directors from November 2017 to March 1, 2020, and served as chair of its board of directors from November 2017 to May 2018. Additionally, Mr. Justin J. File served as WCG Cares’ Chief Financial Officer from November 2017 to May 2018. See shared-services agreement discussion below.
In March 2018, the Company and WCG Cares entered into a shared-services agreement (the Cares Shared Services Agreement). Under the terms of the Cares Shared Services Agreement, the Company and WCG Cares cross charged services provided by each entity (or its subsidiaries) on behalf of the other. The Cares Shared Services Agreement also allowed for netting of due to and due from shared-services fees In July 2019, the Company provided a notice of termination to WCG Cares to terminate the Cares Shared Services Agreement effective September 2019. For the years ended December 31, 2021 and 2020, there were no services provided under the Cares Shared Services on behalf of WCG Cares. For the year ended December 31, 2019, services provided under the Cares Shared Services on behalf of WCG Cares were immaterial. As of December 31, 2021 and 2020, there were no net shared-services due to the Company. As of December 31, 2019, net shared- services due to the Company was minimal.
The following table summarizes payments and expenses related to the Company’s transactions with WCG Cares as of and for the years ended December 31, 2021, 2020 and 2019 (in thousands).

	2021	2020	2019
Receivables	$—	$—	$—
Payables	$—	$—	$—
Payments	$—	$—	$1,000
Expenses	$—	$—	$—
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
Private Evofem Series D Preferred Stock Financings
Upon completion of the Merger, Private Evofem’s Series D warrant rights issued in connection with the issuance of shares of Private Evofem Series D Preferred Stock in July 2016 were assumed by Neothetics, and exchanged for an aggregate of three shares of the Company’s common stock and warrants to purchase up to 2,000,000 shares of the Company’s common stock (WIM Warrants). The three shares issued in connection with the WIM Warrants were not, by their terms, able to be separately transferred from the WIM Warrants. The WIM Warrants became exercisable on January 17, 2019 and shall remain exercisable until the earlier of January 17, 2022 or immediately prior to the completion of an acceleration event, as defined, and had an exercise price of $8.35 per share. On February 5, 2019, the Company entered into a repricing letter agreement with WIM. Upon execution of the repricing letter, investment funds managed by WIM exercised their WIM Warrants to purchase an aggregate 1,525,000 shares of common stock at a reduced exercise price of $2.64 per share. On June 10, 2019, upon the Second Closing of the Private Placement as discussed at Note 10- 2019 Private Placement to our Consolidated Financial Statements included in our Annual Report for the fiscal year ended December 31, 2020, the remaining WIM Warrants to purchase up to 475,000 shares of common stock were cancelled.
Reload Warrant Transaction
On February 5, 2019, we entered into letter agreements (the Letter Agreements) with holders of issued and outstanding warrants. These holders consisted of funds, managed by WIM as discretionary investment manager and entities affiliated with Invesco Ltd. (collectively, the Warrant Holders), pursuant to which we offered the Warrant Holders the opportunity to exercise previously issued and outstanding warrants to purchase common stock for cash at a reduced exercise price of $2.64 per share. In addition, on February 8, 2019, we issued common stock warrants (the Reload Warrants) to the Warrant Holders which are exercisable for the number of shares of common stock equal to fifty percent of the shares of common stock issued upon exercise of the previously issued and outstanding warrants in the Letter Agreements which equals an aggregate total of 1,188,029 shares of common stock. The Reload Warrants had an exercise price of $5.20 per share, subject to adjustment for splits and recapitalization as set forth in the Reload Warrants. The Reload Warrants were exercisable at all times beginning on the earlier of the six-month anniversary of their respective issuance dates or the date of approval of the issuance of the Reload Warrants and the shares of common stock issuable upon exercise of the Reload Warrants by our stockholders. The terms of the Reload Warrants also provided for customary resale registration rights (see our registration statement on Form S-3, filed with the SEC on March 11, 2019).
On June 10, 2019, upon the Second Closing of the Private Placement, all the Reload Warrants were cancelled.
Securities Purchase Agreement and Private Placement
2019 Private Placement
On April 10, 2019, we entered into a Securities Purchase Agreement (the Securities Purchase Agreement) with PDL BioPharma, Inc. (PDL), funds discretionally managed by Invesco Ltd. (Invesco) and funds managed by WIM (WIM; collectively with Invesco and PDL, the Purchasers), pursuant to which the Company will issue and sell an aggregate of up to $80.0 million of the Company’s common stock and warrants to purchase shares of common stock (collectively, the Securities) in the Private Placement. The Private Placement occurred in two closings.
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
Upon completion of the First Closing and the Second Closing, we received net proceeds of approximately $28.2 million and $47.2 million, net of $1.8 million and $2.8 million advisory fees, respectively. We used these net proceeds for clinical research and development purposes, including resubmission of our Phexxi New Drug Application to the FDA and pre-commercialization activities, and for general corporate purposes.

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
On June 5, 2020 (the Exercise Date), the Baker Purchasers exercised the Baker Purchase Rights. At the second closing date of June 9, 2020, the Baker Purchasers acquired the remaining Baker Notes with an aggregate principal amount of $10.0 million and Baker Warrants exercisable for 2,049,180 shares of common stock. With the completion of the underwritten public offering in June 2020 as further discussed in Note 10- Stockholders’ Equity (Deficit), the exercise price of the Baker Warrants is $2.44. The Baker Warrants have a five-year term with a cashless exercise provision and are immediately exercisable at any time from their respective issuance date.
On November 20, 2021, the Company entered into the first amendment to the Baker Bros. Purchase Agreement (the Baker Amendment), in which each Baker Purchaser shall have the right to convert all or any portion of the Baker Notes into Common Stock at a conversion price equal to the lesser of (a) $2.44 and (b) 115% of the lowest price per share of common stock (or, as applicable with respect to any equity securities convertible into common stock, 115% of the applicable conversion price) sold in one or more equity security financing until the Company has met the qualified financing threshold (Financing Threshold) defined as one or more equity financings resulting in aggregate gross proceeds to the Company of at least $50 million.

The Baker Amendment also extends the affirmative covenant to achieve $100.0 million in cumulative net sales of Phexxi by June 30, 2022 to June 30, 2023, which will be effective upon the Company's achievement of the Financing Threshold. Additionally per the Baker Amendment, if in any financing closing on or prior to the date the Company has met the Financing Threshold, the Company shall issue warrants to purchase capital stock of the Company (or other similar consideration), to the Baker Purchasers of an equivalent coverage of warrants (or other similar consideration) on the same terms as if the Baker Purchasers participated in the financing in an amount equal to the then outstanding principal of Baker Notes held by the Baker Purchasers.
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
Employment Arrangements
We entered into employment arrangements with our named executive officers as is further described under “Current Employment Agreements” above.
Item 14. Principal Accounting Fees and Services.
The following table shows the fees billed by Deloitte & Touche LLP for the audit of our annual financial statements for the last two fiscal years and for other services rendered by Deloitte & Touche LLP to the Company during our last two fiscal years.

	Fiscal Year 2021	Fiscal Year 2020
Audit Fees(1)	$857,675	$841,453
Audit-Related Fees	—	—
Tax Fees(2)	76,602	157,785
All Other Fees(3)	1,895	1,895
Total	$936,172	$1,001,133
(1)Audit Fees represent fees and out-of-pocket expenses whether or not yet invoiced for professional services provided in connection with the audit of the Company’s financial statements, the review of the Company’s quarterly financial statements, professional services in connection with the Company’s registration statements on Form S-3 and S-8 and comfort letters, and audit services provided in connection with other regulatory filings.
(2)Tax fees represent fees and out-of-pocket expenses for professional services for tax compliance, tax advice or tax return preparations.
(3)All Other Fees represent annual licensing fees for an accounting database subscription.
Pre-Approval Policies and Procedures
The Audit Committee annually reviews and pre-approves certain audit and non-audit services that may be provided by our independent registered public accounting firm and establishes and pre-approves the aggregate fee level for these services. Any proposed services that would cause us to exceed the pre-approved aggregate fee amount must be pre-approved by the Audit Committee. All audit services for 2021 were pre-approved by the Audit Committee.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
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
3. Exhibits Required to Be Filed by Item 601 of Regulation S-K.
A list of exhibits is set forth on the following page and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Exhibit Title	Filed Herewith	Incorporated by Reference
			Form	File No.	Date Filed
2.1^	Agreement and Plan of Merger and Reorganization, dated as of October 17, 2017, by and among the Registrant, Evofem Biosciences Operations, Inc. and Nobelli Merger Sub, Inc.		8-K	001-36754	10/17/2017
2.2	Form of Support Agreement, by and between Evofem Biosciences Operations, Inc. and certain of its stockholders.		8-K	001-36754	10/17/2017
3.1	Amended and Restated Certificate of Incorporation.	X
3.2	Amended and Restated Bylaws of the Registrant.		8-K	001-36754	1/17/2018
3.3	Certificate of Designation of the Series A Preferred Stock of the Company.		8-K	001-36754	3/25/2020
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock.		8-K	001-36754	10/12/2021
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B-2 Convertible Preferred Stock.		8-K	001-36754	10/12/2021
4.1	Form of Stock Certificate.		10-K	001-36754	2/26/2018
4.2	Warrant to Purchase Stock, dated as of February 23, 2010, issued to Silicon Valley Bank.		S-1	333-199449	10/17/2014
4.3	Warrant to Purchase Stock, dated as of March 30, 2012, issued to Silicon Valley Bank.		S-1	333-199449	10/17/2014
4.4	Warrant to Purchase Stock, dated as of August 17, 2012, issued to Silicon Valley Bank.		S-1	333-199449	10/17/2014
4.5	Warrant Agreement, dated as of June 11, 2014, by and between the Registrant and Hercules Technology III, L.P.		S-1	333-199449	10/17/2014
4.6	Letter Terminating Registrant’s Fourth Amended and Restated Investors’ Rights Agreement, dated as of January 17, 2018, by and among the Registrant and the investors listed therein.		10-K	001-36754	2/26/2018
4.7	Form of Amended and Restated Warrant to Purchase Common Stock of the Registrant.		S-4	333-221592	11/15/2017
4.8	Rights Agreement, dated as of March 24, 2020, by and between the Company and Philadelphia Stock Transfer, Inc., as rights agent.		8-K	001-36754	3/25/2020
4.9	Form of Voting Agreement.		S-4	333-221592	11/15/2017
4.10	Form of Common Warrant.		S-1	333-224958	5/16/2018
4.11	Form of Pre-Funded Warrant.		S-1	333-224958	5/16/2018
4.12	Form of Reload Warrant.		8-K	001-36754	2/11/2019
4.13	Form of Reload Warrant.		8-K	001-36754	2/11/2019
4.14	Form of Warrant.		8-K	001-36754	4/11/2019
4.15	Form of Warrant for Woodford.		8-K	001-36754	4/11/2019
4.16	Form of Warrant.		8-K	001-36754	4/27/2020
4.17	Form of Warrant to Purchase Common Stock.		8-K	001-36754	5/19/2021
4.18	Form of Warrant.		8-K	001-36754	1/13/2022
4.19^^	Form of Senior Subordinated Note.		8-K	001-36754	1/13/2022
4.20^^	Form of Warrant.		8-K	001-36754	3/1/2022
4.21	Form of Senior Subordinated Note.		8-K	001-36754	3/1/2022
4.22	Description of Evofem’s securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.	X
9.1	Form of Voting and Support Agreement.		8-K	001-36754	4/11/2019
10.1	Securities Purchase Agreement, dated as of October 17, 2017, by and among the Registrant, Evofem Biosciences Operations, Inc. and the investors listed therein.		8-K	001-36754	10/17/2017

10.2	Form of Repricing Letter Agreement.	8-K	001-36754	2/11/2019
10.3	Form of Repricing Letter Agreement.	8-K	001-36754	2/11/2019
10.4	Securities Purchase Agreement.	8-K	001-36754	4/11/2019
10.5	Registration Rights Agreement.	8-K	001-36754	4/11/2019
10.6
Securities Purchase and Security Agreement, dated as of April 23, 2020, by and among Evofem Biosciences, Inc., its wholly-owned domestic subsidiaries as guarantors, certain affiliates of Baker Bros. Advisors LP, as purchasers, and Baker Bros. Advisors LP, as designated agent.
		8-K	001-36754	4/27/2020
10.7
First Amendment to Securities Purchase and Security Agreement, dated as of November 20, 2021, by and among Evofem Biosciences, Inc., certain affiliates of Baker Bros. Advisors LP, as purchasers, and Baker Bros. Advisors LP, as designated agent.
		8-K	001-36754	11/22/2021
10.8^^	Securities Purchase Agreement, dated as of January 13, 2022, by and among Evofem Biosciences, Inc. and each investor listed therein.	8-K	001-36754	1/13/2022
10.9	Intellectual Property Security Agreement, dated as of April 23, 2020, by and among Evofem Biosciences, Inc., Evofem, Inc. and Baker Bros. Advisors LP, as collateral agent.	8-K	001-36754	4/27/2020
10.10	Form of Note.	8-K	001-36754	4/27/2020
10.11	Form of Registration Rights Agreement.	8-K	001-36754	4/27/2020
10.12^^
Securities Purchase Agreement, dated as of October 14, 2020, by and among Evofem Biosciences, Inc., Adjuvant Global Health Technology Fund, L.P. and Adjuvant Global Health Technology Fund DE, L.P., as purchasers.
		8-K	001-36754	10/15/2020
10.13	Form of Convertible Promissory Note.	8-K	001-36754	10/15/2020
10.14^^
Registration Rights Agreement, dated as of October 14, 2020, by and among Evofem Biosciences, Inc., Adjuvant Global Health Technology Fund, L.P. and Adjuvant Global Health Technology Fund DE, L.P., as investors.
		8-K	001-36754	10/15/2020
10.15	Letter Agreement, dated as of October 14, 2020, by and among Evofem Biosciences, Inc., Adjuvant Global Health Technology Fund, L.P. and Adjuvant Global Health Technology Fund DE, L.P.	8-K	001-36754	10/15/2020
10.16^^	Securities Purchase Agreement, dated as of October 11, 2021, by and between Evofem Biosciences, Inc. and Keystone Capital Partners, LLC.	8-K	001-36754	10/12/2021
10.17^^	Common Stock Purchase Agreement, dated as of February 15, 2022, by and between Evofem Biosciences, Inc. and Seven Knots, LLC	8-K	001-36754	2/16/2022
10.18^^	Securities Purchase Agreement, dated as of March 1, 2022, by and among Evofem Biosciences, Inc. and each investor listed therein.	8-K	001-36754	3/1/2022
10.19Δ	Amended and Restated 2007 Stock Plan, as amended.	S-1/A	333-199449	11/10/2014
10.20Δ	Form of Stock Option Agreement under 2007 Stock Plan.	S-1	333-199449	10/17/2014
10.21Δ	Evofem Biosciences, Inc. Amended and Restated 2014 Equity Incentive Plan.	10-K	001-36754	3/4/2021
10.22Δ	Form of Stock Option Agreement under Amended and Restated 2014 Equity Incentive Plan.	S-1/A	333-199449	11/10/2014
10.23Δ	Form of Restricted Stock Units Agreement under the Amended and Restated 2014 Equity Incentive Plan.	S-1/A	333-199449	11/10/2014
10.24Δ	Form of Restricted Stock Agreement under the Amended and Restated 2014 Equity Incentive Plan.	S-1/A	333-199449	11/10/2014
10.25Δ	Form of Notice of Grant of Restricted Stock Units under the Amended and Restated 2014 Equity Incentive Plan.	S-1/A	333-199449	11/10/2014
10.26Δ	Form of Notice of Grant of Restricted Stock under the Amended and Restated 2014 Equity Incentive Plan.	S-1/A	333-199449	11/10/2014

10.27Δ	Form of Notice of Grant of Stock Option under the Amended and Restated 2014 Equity Incentive Plan.		S-1/A	333-199449	11/10/2014
10.28Δ	2014 Employee Stock Purchase Plan.		S-1/A	333-199449	11/10/2014
10.29Δ	Evofem Biosciences Operations, Inc. Amended and Restated 2012 Equity Incentive Plan.		S-4	333-221592	11/15/2017
10.30Δ	Form of Notice of Option Grant and Option Agreement under the Evofem Biosciences Operations, Inc. Amended and Restated 2012 Equity Incentive Plan.		S-4	333-221592	11/15/2017
10.31Δ	Form of Notice of Grant of Restricted Stock Award under the Evofem Biosciences Operations, Inc. Amended and Restated 2012 Equity Incentive Plan.		S-4	333-221592	11/15/2017
10.32Δ	Evofem Biosciences, Inc. Amended and Restated 2018 Inducement Equity Incentive Plan.		10-K	001-36754	3/4/2021
10.33Δ	Form of Notice of Grant of Stock Option under the 2018 Inducement Equity Incentive Plan.		10-Q	001-36754	8/2/2018
10.34	Evofem Biosciences, Inc. 2019 Employee Stock Purchase Plan.		8-K	001-36754	6/5/2019
10.35Δ	Evofem Biosciences, Inc. Incentive Recoupment Policy		10-K	001-36754	3/4/2021
10.36Δ	Amended and Restated Non-Employee Director Compensation Policy (to be effective April 1, 2022).	X
10.37Δ	Severance Agreement, dated as of November 16, 2015, by and between Evofem Biosciences Operations, Inc. and Justin J. File.		S-4	333-221592	11/15/2017
10.38Δ	Severance Agreement, dated as of April 27, 2015, by and between Evofem Biosciences Operations, Inc. and Saundra Pelletier.		S-4	333-221592	11/15/2017
10.39Δ	Offer Letter, dated as of April 15, 2015, by and between Evofem Biosciences Operations, Inc. and Kelly Culwell, M.D.		S-4	333-221592	11/15/2017
10.40Δ	Offer Letter, dated as of October 16, 2014, by and between Evofem Biosciences Operations, Inc. and Saundra Pelletier.		S-4	333-221592	11/15/2017
10.41Δ	Offer Letter, dated as of March 8, 2015, as amended, by and between Evofem Biosciences Operations, Inc. and Justin J. File.		S-4	333-221592	11/15/2017
10.42Δ	Amended Offer Letter, dated as of November 16, 2015, by and between Evofem Biosciences Operations, Inc. and Justin J. File.		S-4	333-221592	11/15/2017
10.43Δ	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.		S-1	333-199449	10/17/2017
10.44Δ	Executive Employment Agreement, dated as of July 2, 2018, by and between the Registrant and Saundra Pelletier.		8-K	001-36754	7/3/2018
10.45Δ	Executive Employment Agreement, dated as of July 2, 2018, by and between the Registrant and Justin J. File.		8-K	001-36754	7/3/2018
10.46Δ	Executive Employment Agreement, dated as of July 2, 2018, by and between the Registrant and Kelly Culwell, M.D.		8-K	001-36754	7/3/2018
10.47Δ	Executive Employment Agreement, dated as of July 2, 2018, by and between the Registrant and Russell Barrans.		8-K	001-36754	7/3/2018
10.48Δ	Executive Employment Agreement, dated as of July 2, 2018, by and between the Registrant and Alexander A. Fitzpatrick.		8-K	001-36754	7/3/2018
10.49Δ	Separation and Release Agreement, dated as of January 17, 2018, by and between the Registrant and Susan Knudson.		8-K	001-36754	1/17/2018
10.50Δ	Separation and Release Agreement, dated as of February 6, 2018, by and between the Registrant and Maria Feldman.		10-K	001-36754	2/26/2018

10.51Δ	Confidential Employment Transition Plan and General Release Agreement, dated November 12, 2021.		10-Q	001-36754	11/15/2021
10.52†	Amended and Restated License Agreement, by and between Rush University Medical Center and Evofem, Inc. dated as of March 27, 2014.		S-4	333-221592	11/15/2017
10.53††	Amendment No. 1 to Amended and Restated License Agreement, by and between Rush University Medical Center and Evofem, Inc., dated September 29, 2020		10-Q	001-36754	11/9/2020
10.54	Form of Registration Rights Agreement.		8-K	001-36754	10/17/2017
10.55	Consent to Sub-Sublease, dated as of January 30, 2015, by and among Evofem, Inc., Kilroy Realty, L.P., Relational Investors LLC and WomanCare Global Trading, Inc.		S-4	333-221592	11/15/2017
10.56	Sublease Guaranty, dated as of January 30, 2015, by and between Evofem Biosciences Operations, Inc. and Relational Investors LLC.		S-4	333-221592	11/15/2017
10.57	Office Sublease, dated as of January 30, 2015, by and between Evofem, Inc. and Relational Investors LLC.		S-4	333-221592	11/15/2017
10.58	First Amendment to Sublease, dated as of February 22, 2017, by and between Evofem, Inc. and WomanCare Global Trading Inc.		S-4	333-221592	11/15/2017
10.59	Sublease, dated as of January 30, 2015, by and between Evofem, Inc. and WomanCare Global Trading, Inc.		S-4	333-221592	11/15/2017
10.60	Lease, entered into October 3, 2019, by and between the Registrant and Kilroy Realty, L.P.		10-Q	001-36754	11/7/2019
10.61††	First Amendment to Office Lease, dated as of April 14, 2020, by and between the Registrant and Kilroy Realty, L.P.		10-Q	001-36754	5/6/2020
10.62††	Supply and Manufacturing Agreement, dated November 4, 2019, by and between the Registrant and DPT Laboratories, Ltd.		10-K	001-36754	3/12/2020
10.63Δ	Amended and Restated Non-Employee Director Compensation Policy (currently in effect).	X
21.1	List of Registrant Subsidiaries.	X
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
**101.INS	XBRL Instance Document	X
**101.SCH	XBRL Taxonomy Extension Schema Document	X
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
**101.DEF	XBRL Definition Linkbase Document	X
**101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

Δ	Management Compensation Plan or arrangement.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 406 under the Securities Act of 1933, as amended.

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
*
Furnished herewith. This certification is being furnished solely to accompany this Annual Report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation by reference language in such filing.

**
The financial information of Evofem Biosciences, Inc. Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 10, 2022 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Parenthetical Data to the Consolidated Balance Sheets, (iii) the Consolidated Statements of Operations, (iv) the Consolidated Statements of Convertible Preferred Stock and Stockholders' Deficit, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, is furnished electronically herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned hereunto duly authorized.

EVOFEM BIOSCIENCES, INC.

Date: March 10, 2022	By:	/s/ Saundra Pelletier
	Name:	Saundra Pelletier
	Title:	President, Chief Executive Officer, and Interim Chairperson of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Saundra Pelletier	President, Chief Executive Officer, and Interim Chairperson of the Board (Principal Executive Officer)	March 10, 2022
Saundra Pelletier

/s/ Justin J. File	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 10, 2022
Justin J. File

/s/ Gillian Greer, Ph.D.	Director	March 10, 2022
Gillian Greer, Ph.D.

/s/ Kim P. Kamdar, Ph.D.	Director	March 10, 2022
Kim P. Kamdar, Ph.D.

/s/ Tony O’Brien	Director	March 10, 2022
Tony O’Brien

/s/ Colin Rutherford	Director	March 10, 2022
Colin Rutherford

/s/ Lisa Rarick, M.D.	Director	March 10, 2022
Lisa Rarick, M.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Evofem Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Evofem Biosciences, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive operations, convertible and redeemable preferred stock and stockholders' equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses, has a working capital deficit and negative cash flows from operations since inception that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Convertible Notes and Fair Value of Financial Instruments — Refer to Notes 5 and 7 to the financial statements

Critical Audit Matter Description

In April 2020, the Company entered into a Securities Purchase and Security Agreement (the “Baker Bros. Purchase Agreement”) with certain affiliates of Baker Bros. Advisors LP, as purchasers (the “Baker Purchasers”), pursuant to which the Company agreed to issue and sell to the Baker Purchasers convertible senior secured promissory notes (the “Baker Notes”) in an aggregate principal amount of up to $25.0 million. The Baker Notes were issued and sold in two separate closings in April and June 2020 and remain outstanding at December 31, 2021. The Company elected the fair value option (FVO) under ASC 825, Financial Instruments (“ASC 825”) and recognized the hybrid debt instrument at fair value inclusive of the Embedded Features. As of December 31, 2021, the Company recorded the fair value of the Baker Notes at $81.7 million.

We identified the Company’s determination of the fair value for the Baker Notes as a critical audit matter due to the complexity of the valuation model and the assumptions used to simulate the various scenarios associated with the Embedded Features.

These matters required a high degree of auditor judgement and increased extent of effort, including the need to involve fair value specialists who possess significant quantitative and modeling expertise.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s determination of the fair value of the Baker Notes included the following, among others:

•We tested the accuracy and completeness of the Embedded Features and their impact to assumptions used in the valuation model by agreeing the terms to the Baker Bros. Purchase Agreement and subsequent amendment.

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

/s/ Deloitte & Touche LLP

San Diego, CA
March 10, 2022

We have served as the Company's auditor since 2015.

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except par value and share data)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$7,732	$48,892
Restricted cash	5,056	22,559
Trade accounts receivable, net	6,449	1,067
Inventories	7,674	7,162
Prepaid and other current assets	3,229	18,050
Total current assets	30,140	97,730
Property and equipment, net	5,774	4,334
Operating lease right-of-use assets	5,395	6,856
Other noncurrent assets	1,203	1,048
Total assets	$42,512	$109,968
Liabilities, convertible and redeemable preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$10,316	$10,641
Convertible notes payable - Baker Bros. (Note 5)	81,717	52,409
Convertible notes payable - Adjuvant (Note 5)	27,209	—
Accrued expenses	8,370	4,476
Accrued compensation	4,653	6,514
Operating lease liabilities – current	2,332	2,290
Derivative liabilities	202	—
Other current liabilities	2,864	953
Total current liabilities	137,663	77,283
Operating lease liabilities – noncurrent	4,424	6,030
Long-term convertible notes payable (Note 5)	—	25,211
Other noncurrent liabilities	—	97
Total liabilities	142,087	108,621
Commitments and contingencies (Note 8)
Convertible and redeemable preferred stock, $.0001 par value
Series B-1 convertible preferred stock, 5,000 shares issued and no shares outstanding as of December 31, 2021; no shares issued and outstanding at December 31, 2020	—	—
Series B-2 convertible preferred stock, 5,000 shares and no shares issued and outstanding at December 31, 2021 and 2020, respectively	4,740	—
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no equity-classified preferred stock issued and outstanding at December 31, 2021; no shares issued and outstanding at December 31, 2020	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 162,500,425 and 81,351,533 shares issued and outstanding at December 31, 2021 and 2020, respectively	16	8
Additional paid-in capital	751,260	656,827
Accumulated other comprehensive income	5,089	—
Accumulated deficit	(860,680)	(655,488)
Total stockholders’ equity (deficit)	(104,315)	1,347
Total liabilities, convertible and redeemable preferred stock and stockholders’ equity (deficit)	$42,512	$109,968

See accompanying notes to the consolidated financial statements.

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share and per share data)

	Years Ended December 31,
	2021	2020
Product sales, net	$8,244	$446

Operating expenses:
Cost of goods sold	4,055	468
Research and development	33,129	17,050
Selling and marketing	113,152	56,467
General and administrative	24,709	30,085
Total operating expenses	175,045	104,070
Loss from operations	(166,801)	(103,624)
Other income (expense):
Interest income	15	169
Other expense	(4,732)	(2,082)
Loss on issuance of financial instruments	—	(64,049)
Change in fair value of financial instruments	(33,657)	27,281
Total other expense, net	(38,374)	(38,681)
Loss before income tax	(205,175)	(142,305)
Income tax expense	(17)	(4)
Net loss	(205,192)	(142,309)
Series B-1 and B-2 convertible preferred stock deemed dividends	(1,047)	—
Net loss attributable to common stockholders	$(206,239)	$(142,309)
Net loss per share attributable to common stockholders, basic and diluted	$(1.58)	$(2.12)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	130,908,794	67,157,278

See accompanying notes to the consolidated financial statements.

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (In thousands, except share and per share data)

	Years Ended December 31,
	2021	2020
Net loss	$(205,192)	$(142,309)
Other comprehensive income:
Change in fair value of financial instruments attributed to credit risk change	5,089	—
Comprehensive loss	$(200,103)	$(142,309)

See accompanying notes to consolidated financial statements.

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CONVERTIBLE AND REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (In thousands, except share data)

			Stockholders’ Equity (Deficit)
	Convertible and redeemable preferred stock		Common Stock		Additional Paid-in Capital	Accumulated other comprehensive income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at January 1, 2020	—	$—	48,137,880	$5	$528,810	$—	$(513,179)	$15,636
Issuance of common stock in connection with the 2020 Public Offering (see Note 10)	—	—	31,700,000	3	103,263	—	—	103,266
Issuance of common stock in connection with ATM (see Note 10)	—	—	676,656	—	3,362	—	—	3,362
Issuance of common stock - ESPP and exercise of stock options	—	—	150,353	—	360	—	—	360
Issuance of common stock upon cash exercise of warrants and issuance of Reload Warrants	—	—	200	—	2	—	—	2
Restricted stock awards issued/restricted stock units released	—	—	1,356,667	—	—	—	—	—
Shares withheld to cover taxes related to vesting of restricted stock awards	—	—	(670,223)	—	(2,869)	—	—	(2,869)
Short-swing profit disgorgement	—	—	—	—	187	—	—	187
Reclassification from financial instruments liability to equity	—	—	—	—	11,015	—	—	11,015
Stock-based compensation	—	—	—	—	12,697	—	—	12,697
Net loss	—	—	—	—	—	—	(142,309)	(142,309)
Balance at December 31, 2020	—	$—	81,351,533	$8	$656,827	$—	$(655,488)	$1,347
Issuance of common stock in connection with the March 2021 and May 2021 Public Offerings (see Note 10)	—	$—	72,262,079	$8	$80,791	$—	$—	$80,799
Issuance of common stock - ESPP	—	—	460,636	—	297	—	—	297
Issuance of common stock upon cash exercise of warrants	—	—	159,000	—	159	—	—	159
Issuance of series B-1 and B-2 convertible preferred stock in a registered direct offering (see Note 10)	10,000	9,081	—	—	—	—	—	—
Conversion of series B-1 convertible preferred stock	(5,000)	(4,631)	7,936,508	—	5,662	—	—	5,662
Series B-1 and B-2 convertible preferred stock deemed dividends	—	290	—	—	(1,047)	—	—	(1,047)
Restricted stock awards issued	—	—	1,777,500	—	—	—	—	—
Restricted stock awards cancelled	—	—	(1,073,833)	—	—	—	—	—
Shares withheld to cover taxes related to vesting of restricted stock awards	—	—	(372,998)	—	(327)	—	—	(327)
Change in fair value of financial instruments attributed to credit risk change	—	—	—	—	–	5,089	—	5,089
Stock-based compensation	—	—	—	—	8,898	—	—	8,898
Net loss	—	—	—	—	–	—	(205,192)	(205,192)
Balance at December 31, 2021	5,000	$4,740	162,500,425	$16	$751,260	$5,089	$(860,680)	$(104,315)

See accompanying notes to the consolidated financial statements.

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(205,192)	$(142,309)
Adjustments to reconcile net loss to net cash, cash equivalents and restricted cash used in operating activities:
Loss on issuance of financial instruments	—	64,049
Change in fair value of financial instruments	33,657	(27,281)
Stock-based compensation	8,898	12,697
Depreciation	1,023	302
Noncash lease expenses	1,404	879
Noncash interest expenses	2,665	2,061
Noncash inventory reserve	300	—
Changes in operating assets and liabilities:
Accounts receivable	(5,382)	(1,067)
Inventories	(21)	(6,010)
Prepaid and other assets	13,882	(17,356)
Accounts payable	(4)	4,126
Accrued expenses and other liabilities	5,471	2,729
Accrued compensation	(1,861)	2,844
Operating lease liabilities	(1,507)	(493)
Net cash, cash equivalents and restricted cash used in operating activities	(146,667)	(104,829)
Cash flows from investing activities:
Proceeds from sale of Softcup line of business	250	250
Purchases of property and equipment	(2,939)	(2,254)
Maturities of short-term investments	—	8,233
Net cash, cash equivalents and restricted cash (used in) provided by investing activities	(2,689)	6,229
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of discounts and commissions - public offerings	81,534	103,738
Proceeds from issuance of common stock - exercise of warrants	159	2
Proceeds from issuance of common stock, net of commissions - ATM transactions	—	3,781
Proceeds from issuance of common stock - ESPP and exercise of stock options	297	447
Proceeds from issuance of preferred stock - registered direct offering	10,000	—
Borrowings under convertible notes	—	50,000
Short-swing profit disgorgement	—	187
Cash paid for financing costs	(970)	(1,060)
Payments of tax withholdings related to vesting of restricted stock awards	(327)	(2,869)
Net cash, cash equivalents and restricted cash provided by financing activities	90,693	154,226
Net change in cash, cash equivalents and restricted cash	(58,663)	55,626
Cash, cash equivalents and restricted cash, beginning of period	72,251	16,625
Cash, cash equivalents and restricted cash, end of period	$13,588	$72,251
Supplemental cash flow information:
Cash paid for interest	$1,389	$—
Cash paid for taxes	$11	$2
Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$7,618
Purchases of property and equipment included in accounts payable and accrued expenses	$476	$823
Reclassification of financial instruments liability to equity	$—	$11,015
Conversion of series B-1 convertible preferred stock to common stock	$1,032	$—

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

The Company’s first commercial product, Phexxi® (lactic acid, citric acid, and potassium bitartrate) vaginal gel (Phexxi), was approved by the Food and Drug Administration (FDA) on May 22, 2020 and is the first and only FDA-approved, hormone-free, woman-controlled, on-demand prescription contraceptive gel for women. The Company commercially launched Phexxi in September 2020.

Phexxi is currently being evaluated for two potential new indications, the prevention of chlamydia and gonorrhea in women – two of the most pervasive STIs in the United States. Currently, there are no FDA-approved prescription products for the prevention of either of these dangerous infections.

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

Risks, Uncertainties and Going Concern

The Company is susceptible to risks and uncertainties associated with the COVID-19 pandemic, which is affecting its employees, customers, communities, and business operations, as well as the U.S. and global economies and financial markets.

Any disruptions in the commercialization of Phexxi vaginal gel (Phexxi) and/or the completion of the Company's clinical trials, data analysis or readouts and/or any disruption in its supply chain could have a material adverse effect on its business, results of operations and financial condition. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and/or financial condition will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, the success of ongoing COVID-19 vaccination efforts, the emergence, prevalence and strength of variant strains, and the actions taken to contain or treat the disease, as well as the economic impact on local, regional, national and international markets. The COVID-19 pandemic has led to a slower than forecasted uptake of Phexxi due to reduced access to medical offices and health care providers (HCPs), and has affected the Company’s ability to timely screen and enroll participants in its confirmatory Phase 3 clinical trial of Phexxi to prevent certain STIs (EVOGUARD).

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

The Company’s principal operations have been related to research and development, including the development of Phexxi, and to its commercially related sales and marketing efforts. Additional activities have included raising capital, recruiting personnel and establishing and maintaining a corporate infrastructure to support a commercial product. The Company has incurred operating losses and negative cash flows from operating activities since inception. As described in Note 5- Convertible Notes and Note 10- Stockholders' Equity (Deficit), the Company received net proceeds of approximately $9.6 million upon the sale and issuance of convertible preferred stock from a registered direct offering in October 2021, and net proceeds of approximately $81.5 million upon the sale and issuance of common stock and warrants to purchase common stock from two underwritten public offerings that occurred in the first half of 2021. As of December 31, 2021, the Company had cash and cash equivalents of $7.7 million, $4.7 million in restricted cash from the Adjuvant Notes (as defined in Note 5- Convertible Notes) that is available for use, a working capital deficit of $107.5 million and an accumulated deficit of $860.7 million.

The Company is subject to risks common to other life science companies in the development and early commercial stage including, but not limited to, uncertainty regarding the commercial success of Phexxi and the development of its pipeline program evaluating Phexxi for the prevention of chlamydia and gonorrhea; potential disruption of its research and development and commercialization activities as a result of the COVID-19 pandemic; lack of marketing and sales history; potential development by its competitors of new and competitive technological innovations; dependence on key personnel; market acceptance of Phexxi or any other future approved products, if any; product liability; protection of proprietary technology; ability to raise additional funds through financings; ability to comply with debt covenants; and compliance with FDA and other government regulations, including post marketing regulations. Management’s plans to meet its cash flow needs in the next 12 months include generating recurring product revenue and obtaining additional funding, such as through the issuance of its capital stock, non-dilutive financings, or through collaborations or partnerships with other companies and negotiating possible amendments to our current agreements.

The Company’s common stock is listed on the Nasdaq Capital Market, which imposes, among other requirements, a minimum $1.00 per share bid price requirement (the Bid Price Requirement) for continued inclusion on The Nasdaq Capital Market pursuant to the Bid Price Requirement. The closing bid price for the Company’s common stock must remain at or above $1.00 per share to comply with the Bid Price Requirement for continued listing. Since July 12, 2021, the closing bid price for the Company’s common stock has been below $1.00 per share. On August 23, 2021, the Company received a deficiency letter from the Staff of Nasdaq notifying it, that, for the preceding 30 consecutive trading days, the closing bid price for shares of its common stock was below the minimum $1.00 per share requirement and that the Company had failed to comply with the Bid Price Requirement. In accordance with Nasdaq rules, the Company has been provided until the Compliance Date to regain compliance with the Bid Price Requirement. The Company did not evidence compliance with the Bid Price Requirement by the Compliance Date and, as a result, the Staff of Nasdaq notified it on February 22, 2022 that shares of its common stock were subject to delisting unless the Company timely requested a hearing before the Nasdaq Hearings Panel. The Company timely requested a hearing. Delisting of the Company’s shares from the Nasdaq Capital Market would likely result in an event of default under the Company’s existing debt arrangements, make shares of the Company’s common stock less liquid and make it more difficult for the Company to raise funds when and as needed to fund its operations.

While the Company has recognized limited revenues since the launch of Phexxi in September 2020, the Company anticipates it will continue to incur net losses for the foreseeable future. According to management estimates, liquidity resources as of December 31, 2021 are not sufficient to maintain the Company’s cash flow needs for the twelve months from the date of issuance of these consolidated financial statements.

These circumstances and the uncertainties associated with the Company’s ability to obtain additional equity or debt financing on terms that are favorable to the Company, or at all; enter into collaborative agreements with strategic partners; and otherwise succeed in its future operations raise substantial doubt about the Company’s ability to continue as a going concern.

If the Company is not able to obtain the required funding in the near term, through equity or debt financings or other means, or is unable to obtain funding on terms favorable to the Company, there will be a material adverse effect on commercialization and development operations and the Company's strategic development plan for future growth. If the Company cannot successfully raise additional funding and implement its strategic development plan, the Company may be forced to make reductions in spending, including spending in connection with its commercialization activities, extend payment terms with suppliers, liquidate assets where possible at a potentially lower amount than as recorded in the consolidated financial statements, suspend or curtail planned operations or cease operations entirely. Any of these could materially and adversely affect the Company's liquidity, financial condition and business prospects, and the Company would not be able to continue as a going concern.

2.    Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto.

Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include, but are not limited to: the assumptions used in measuring the revenue gross-to-net variable consideration items; the trade accounts receivable credit loss reserve estimate; the discount rate used in estimating the fair value of the lease right-of-use (ROU) assets and lease liabilities; the assumptions used in estimating the fair value of convertible notes, warrants and purchase rights issued;

the useful lives of property and equipment; the recoverability of long-lived assets; clinical trial accruals; the assumptions used in estimating the fair value of stock-based compensation expense; and in assessing the probability of achieving certain milestones associated with the performance-based restricted stock awards (performance-based RSAs). These assumptions are more fully described in Note 3- Revenue, Note 5- Convertible Notes, Note 7- Fair Value of Financial Instruments, Note 8- Commitments and Contingencies, and Note 11- Stock-based Compensation. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances and adjusts when facts and circumstances dictate. The estimates are the basis for making judgments about the carrying values of assets, liabilities and recorded expenses that are not readily apparent from other sources. As future events and their effects cannot be determined with precision, actual results may materially differ from those estimates or assumptions.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, the Chief Executive Officer (CEO) of the Company, in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment.

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

The Company is also subject to credit risk related to its trade accounts receivable from product sales. Its customers are located in the United States and consist of wholesale distributors, retail pharmacies, and a mail-order specialty pharmacy. The Company extends credit to its customers in the normal course of business after evaluating their overall financial condition and evaluates the collectability of its accounts receivable by periodically reviewing the age of the receivables, the financial condition of its customers, and its past collection experience. Historically, the Company has not experienced any credit losses. As of December 31, 2021, based on the evaluation of these factors the Company did not record an allowance for doubtful accounts. Phexxi is distributed primarily through three major distributors and a mail-order pharmacy, who receive service fees calculated as a percentage of the gross sales, and fee per units shipped, respectively. These entities are not obligated to purchase any set number of units and distribute Phexxi on demand as orders are received. For the years ended December 31, 2021, and 2020, the Company’s three largest customers combined made up approximately 75% and 92% of its gross product sales, respectively. As of December 31, 2021 and 2020, the Company's three largest customers combined made up 75% and 95%, respectively, of its trade accounts receivable balance.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of readily available cash in checking accounts and money market funds. Restricted cash consists of cash held in monthly time deposit accounts and letters of credit, which are collateral for the Company’s credit cards, facility leases and fleet leases, as described in Note 8- Commitments and Contingencies. As of December 31, 2021, the Company maintained letters of credit of $0.8 million and $0.3 million for its office lease and fleet leases, respectively. Additionally, the remaining $4.7 million of the $25.0 million received from the issuance of Adjuvant Notes (as defined below) in the fourth quarter of 2020 is classified as restricted cash due to the Company's contractual obligation to use the funds for specific purposes.

The following table provides a reconciliation of cash, cash equivalents and restricted cash, reported within the consolidated statements of cash flows (in thousands):

	Years Ended December 31,
	2021	2020
Cash and cash equivalents	$7,732	$48,892
Restricted cash	5,056	22,559
Restricted cash included in other noncurrent assets	800	800
Total cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows	$13,588	$72,251
Trade Accounts Receivable and Allowance

Trade accounts receivable are amounts owed to the Company by its customers for product that has been delivered. The trade accounts receivable are recorded at the invoice amount, less prompt pay and other discounts, chargebacks, and an allowance for credit losses, if any. The allowance for credit losses is the Company’s estimate of losses over the life of the receivables. The Company determines the allowance for credit losses based on its historical payment information by customer and the analysis of the trade accounts receivable balance by customer segment. When the collectability of an invoice is no longer probable, the Company will create a reserve for that specific receivable. If a receivable is determined to be uncollectible, it is charged against the general credit loss reserve or the reserve for the specific receivable, if one exists.

Fair Value of Financial Instruments

The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, the Company considers the principal or most advantageous market in which to transact and the market-based risk. The Company applies fair value accounting for all assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis.

The valuation of assets and liabilities are subject to fair value measurements using a three-tiered approach. Fair value measurement is classified and disclosed by the Company in one of the following three categories:

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
The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts payable, accrued expenses and accrued compensation approximate their fair values due to their short-term nature. As of December 31, 2021 and 2020, based on the borrowing rate currently available to the Company for loans with similar terms, which is considered a Level 2 input, the Company believes the fair value of the Flex Note (as defined below) approximates its carrying value.
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

Property and Equipment

Property and equipment generally consist of research equipment, computer equipment and software and office furniture. Property and equipment are recorded at cost and depreciated over the estimated useful lives of the assets (generally three to five years) using the straight-line method. Leasehold improvements are stated at cost and are amortized on a straight-line basis over the lesser of the remaining term of the related lease or the estimated useful lives of the assets. Repairs and maintenance costs are charged to expense as incurred and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the consolidated balance sheets and any resulting gain or loss is reflected in the consolidated statements of operations in the period realized.
Impairment of Long-lived Assets

The Company reviews property and equipment for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset or asset group are less than its carrying amount. An impairment loss is measured as the amount by which the carrying amount of an asset or asset group exceeds its fair value. While the Company’s current and historical operating losses and negative cash flows are possible indicators of impairment, management believes that future cash flows to be generated by these assets support the carrying value of its long-lived assets and, accordingly, did not recognize any impairment losses during the years ended December 31, 2021 and 2020.

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

Fair Value of Warrants

The fair value of the warrants issued in April and June 2020 in connection with the Baker Notes (as defined below) were determined using the Black Scholes Merton (BSM) option-pricing model based on the applicable assumptions, which includes the exercise price of warrants, time to expiration, expected volatility of our peer group, risk-free interest rate and expected dividend.

Leases

The Company determines if an arrangement is a lease or implicitly contains a lease at inception based on the lease definition, and if the lease is classified as an operating lease or finance lease in accordance with ASC 842, Leases (ASC 842). Operating leases are included in operating lease ROU assets and operating lease liabilities in the Company's consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term. Lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date or the Adoption Date for existing leases based on the present value of lease payments over the lease term using an estimated discount rate. As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date or the Adoption Date in determining the present value of lease payments over a similar term. In determining the estimated incremental borrowing rate, the Company considers a rate obtained from its primary banker for discussion purposes of a potential collateralized loan with a term similar to the lease term; the Company’s historical borrowing capability in the market; and the Company’s costs incurred for underwriting discounts and financing costs in its previous equity financings. The ROU assets also include any lease payments made and exclude lease incentives. For operating leases, lease expense is recognized on a straight-line basis over the lease term. Lease and non-lease components within a contract are generally accounted for separately.

Operating lease ROU assets and lease liabilities were $5.4 million and $6.8 million on December 31, 2021, respectively, and were $6.9 and $8.3 million on December 31, 2020, respectively. See Note 8 - Commitments and Contingencies for more detailed discussions on leases and financial statements information under ASC 842.

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

Research and Development

Research and development expenses include costs associated with the Company’s research and development activities, including, but not limited to, payroll and personnel-related expenses, stock-based compensation expense, materials, laboratory supplies, clinical studies, and outside services. Research and development costs are expensed as incurred, except when accounting for nonrefundable advance payments for goods or services not yet received. These payments, if any, are capitalized at the time of payment and expensed as the related goods are delivered or the services are performed.

Advertising

Costs for producing advertising are expensed when incurred. Costs for communicating advertising, such as television commercial airtime and print media space, are recorded as prepaid expenses and then expensed when the advertisement occurs.

Patent Expenses
The Company expenses all costs incurred relating to patent applications, including, but not limited to, direct application fees and the legal and consulting expenses related to making such applications. Such costs are included in general and administrative expenses in the consolidated statements of operations.

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

Fair Value of Stock Options

The fair value of stock options is determined using the BSM option-pricing model based on the applicable assumptions, which includes the exercise price of warrants, time to expiration, expected volatility of our peer group, risk-free interest rate and expected dividend. The Company records forfeitures when they occur.

Performance-based Awards

For performance-based RSAs (i) the fair value of the award is determined on the grant date, (ii) the Company assesses the probability of the individual milestone under the award being achieved, and (iii) the fair value of the shares subject to the milestone is expensed over the implicit service period commencing once management believes the performance criteria is probable of being met. If the performance-based RSAs are modified, the Company applies the share-based payment modification accounting in accordance with ASC 718, Compensation-Stock Compensation (ASC 718).

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

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, potentially dilutive securities are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and therefore, basic and diluted net loss per share were the same for all periods presented. Potentially dilutive securities excluded from the calculation of diluted net loss per share are summarized in the table below. Common shares were calculated for the Series B-2 Convertible Preferred Stock and the convertible debt using the if-converted method.

	Years Ended December 31,
	2021	2020
Unvested restricted common stock subject to repurchase	—	80,000
Common stock to be purchased under the 2019 ESPP	508,656	204,664
Options to purchase common stock	10,625,062	8,935,801
Warrants to purchase common stock	67,767,107	10,426,107
Series B-2 convertible preferred stock	8,333,334	—
Convertible debt	17,882,508	—
Total	105,116,667	19,646,572
Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (ASU No. 2019-12), modifying and removing certain exceptions of ASC 740, Income Taxes. ASU No. 2019-12 was effective for the Company on January 1, 2021. The adoption of this new standard did not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements — Not Yet Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt (ASU No. 2020-06), removing, modifying, and adding certain disclosure requirements of ASC 470, Debt with Conversion and Other Options, and ASC 815, Derivatives and Hedging - Contracts in Entity’s Own Equity (ASC 815). ASU No. 2020-06 will be effective for the Company beginning January 1, 2024 and early adoption is allowed. The Company is currently evaluating the expected impact on the Company's consolidated financial statements.

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

In accordance with ASC 606, the Company recognizes revenue when its performance obligation is satisfied by transferring control of the product to a customer. In accordance with the Company’s contracts with customers, control of the product is transferred upon the conveyance of title, which occurs when the product is sold to and received by a customer. The Company’s customers are located in the U.S. and consist of wholesale distributors, retail pharmacies, and a mail-order specialty pharmacy. Payment terms vary by customer, but typically range from 31 to 66 days and include prompt pay discounts. Trade accounts receivable due to the Company from contracts with its customers are stated separately in the balance sheet, net of various allowances as described in the Trade Accounts Receivable policy in Note 2- Summary of Significant Accounting Policies.

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

Phexxi is sold to customers at the wholesale acquisition cost (WAC), or in some cases, at a discount to WAC. However, the Company records product revenue, net of reserves for applicable variable consideration. These types of variable consideration reduce revenue and include the following:

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

In accordance with ASC 606, the Company must make significant judgments to determine the estimate for certain variable consideration. For example, the Company must estimate the percentage of end-users that will obtain the product through public insurance, such as Medicaid, or through private commercial insurance. To determine these estimates, the Company relies on historical sales data showing the amount of various end-user consumer types, inventory reports from the wholesale distributors and mail-order specialty pharmacy, and other relevant data reports. Because Phexxi was launched in September 2020, this historical data is limited. Due to limits on historical data, the Company has also used trend analysis, industry data, and professional judgment in developing these estimates.

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

Product returns – Customers have the right to return product that is within six months or less of the labeled expiration date or that is past the expiration date by no more than six months. Phexxi was commercially launched in September 2020 and there have been minimal returns as of December 31, 2021. The Company uses historical sales and return data to estimate future product returns. Product return estimates are recorded as other current liabilities on the consolidated balance sheet.

As of December 31, 2021, the variable considerations discussed above was recorded in the consolidated balance sheet and consisted of $0.1 million in contra trade accounts receivable and $2.2 million in other current liabilities. As of December 31, 2020, the variable considerations consisted of $1.0 million in other current liabilities.

4.    Inventories

The inventory costs include all purchased materials, direct labor and manufacturing overhead. Prior to April 2020, costs incurred for the manufacture of Phexxi were recorded as research and development expenses.

Inventories consist of the following (in thousands) for the period indicated:

	December 31, 2021	December 31, 2020
Raw materials	$574	$332
Work in process(1)	1,712	4,162
Finished goods(2)	5,629	2,668
Total(3)	$7,915	$7,162
_____________________
(1) The work in process balance represents all production costs incurred for partially completed goods.
(2) The finished goods balance as of December 31, 2021 includes a $0.3 million inventory reserve for estimated obsolescence and excess inventory based upon assumptions about the future demand for Phexxi.
(3) A portion of the total inventory balance is included in other noncurrent assets.
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

On June 5, 2020 (the Exercise Date), the Baker Purchasers exercised the Baker Purchase Rights. At the second closing date of June 9, 2020 (the Baker Second Closing), the Baker Purchasers acquired the remaining Baker Notes with an aggregate principal amount of $10.0 million and Baker Warrants exercisable for 2,049,180 shares of common stock. With the completion of the underwritten public offering in June 2020, as further discussed in Note 10- Stockholders' Equity (Deficit), the exercise price of the Baker Warrants is $2.44. The Baker Warrants have a five-year term with a cashless exercise provision and are immediately exercisable at any time from their respective issuance date.

The Baker Notes have a five-year term, with no pre-payment ability during the first three years. Interest on the unpaid principal balance of the Baker Notes (the Baker Outstanding Balance) accrues at 10.0% per annum with interest accrued during the first year from the two respective closing dates recognized as payment-in-kind. The effective interest rate for the period was 10.0%. Accrued interest beyond the first year of the respective closing dates are to be paid in arrears on a quarterly basis in cash or recognized as payment-in-kind, at the direction of the Baker Purchasers. Interest expense pertaining to the Baker Notes for the years ended December 31, 2021 and 2020 was approximately $2.8 million and 1.7 million respectively. The Baker Purchasers elected to have the accrued interest for first quarter of 2021 paid-in-kind, and the accrued interest going forward to be paid in cash. As of December 31, 2021, the accrued interest is recorded in the consolidated balance sheet in other current liabilities with a total balance of $0.7 million. The Company accounts for the Baker notes under the fair value method as described below and, therefore, the debt issuance costs were expensed. As of December 31, 2021, the Baker Notes could be converted into 11,484,032 shares of common stock.

The Baker Notes are callable by the Company on 10 days’ written notice beginning on the third anniversary of the Baker Initial Closing. The call price will equal 100% of the Baker Outstanding Balance plus accrued and unpaid interest if the Company’s common stock as measured using a 30-day volume weighted average price (VWAP) is greater than the benchmark price of $4.99 as stated in the Baker Bros. Purchase Agreement, or 110% of the Baker Outstanding Balance plus accrued and unpaid interest if the VWAP is less than such benchmark price. The Baker Purchasers also have the option to require the Company to repurchase all or any portion of the Baker Notes in cash upon the occurrence of certain events. In a repurchase event, as defined in the Baker Bros. Purchase Agreement, the repurchase price will equal 110% of the Baker Outstanding Balance plus accrued and unpaid interest. In an event of default or the Company’s change of control, the repurchase price will equal to the sum of (x) three times of the Baker Outstanding Balance plus (y) the aggregate value of future interest that would have accrued. Collectively, these options are the “Embedded Features” of the Baker Notes. The Baker Notes were convertible at any time at the option of the Baker Purchasers at the conversion price of $2.44 per share prior to the Baker Amendment as defined below.

On November 20, 2021, the Company entered into the first amendment to the Baker Bros. Purchase Agreement (the Baker Amendment), in which each Baker Purchaser shall have the right to convert all or any portion of the Baker Notes into Common Stock at a conversion price equal to the lesser of (a) $2.44 and (b) 115% of the lowest price per share of common stock (or, as applicable with respect to any equity securities convertible into common stock, 115% of the applicable conversion price) sold in one or more equity security financing until the Company has met the qualified financing threshold (Financing Threshold) defined as one or more equity financings resulting in aggregate gross proceeds to the Company of at least $50 million. Pursuant to the terms of the Baker Amendment, the conversion price was reduced to $0.42 as a result of the Seven Knots Purchase Agreement in February 2022, as described in Note 14- Subsequent Events.

The Baker Amendment also extends the affirmative covenant to achieve $100.0 million in cumulative net sales of Phexxi by June 30, 2022 to June 30, 2023, which will be effective upon the Company's achievement of the Financing Threshold. Additionally per the Baker Amendment, if in any financing closing on or prior to the date the Company has met the Financing Threshold, the Company shall issue warrants to purchase capital stock of the Company (or other similar consideration), to the Baker Purchasers of an equivalent coverage of warrants (or other similar consideration) on the same terms as if the Baker Purchasers participated in the financing in an amount equal to the then outstanding principal of Baker Notes held by the Baker Purchasers. As of December 31, 2021, no terms of the Baker Amendment have become effective, and therefore, there was no impact on the consolidated financial statements.
The Company's stockholders approved the issuance of the shares issuable upon conversion of the Baker Notes and the exercise of the Baker Warrants in order to comply with Nasdaq Listing Rules 5635(b) and 5635(d) at its special meeting of stockholders held on June 18, 2020 (the Approval Date).

The Company evaluated whether any of the Embedded Features required bifurcation as a separate component of equity. The Company elected the fair value option (FVO) under ASC 825, Financial Instruments (ASC 825), as the Baker Notes are qualified financial instruments and are, in whole, classified as liabilities. Under the FVO, the Company recognized the hybrid debt instrument at fair value, inclusive of the Embedded Features. The Company also determined that the Baker Warrants and the Baker Purchase Rights were free standing financial instruments and were classified as liabilities at the time of issuance in accordance with ASC 480, Distinguishing Liabilities From Equity (ASC 480) due to the required stockholders’ approval noted above.

Under the valuation methods as described in Note 7- Fair Value Financial Instruments, the Company recorded the following in the consolidated financial statements related to the Baker Notes and Baker Warrants during the quarter ended June 30, 2020: (i) an aggregate of $58.1 million in convertible notes and an aggregate of $46.7 million for warrants and purchase rights liability at the Baker Initial Closing and Exercise Date; (ii) a $64.0 million loss on issuance of financial instruments recognized at the Baker Initial Closing in the consolidated statement of operations; (iii) an aggregate $34.1 million gain on fair value changes of financial instruments as a result of mark-to-market adjustments on the Baker Notes, Baker Warrants and Baker Purchase Rights recognized respectively at the Exercise Date, Approval Date and the quarter ended June 30, 2020, in the consolidated statement of operations; (iv) a $15.8 million reclassification from purchase rights liability to the convertible notes and warrants liability on the Exercise Date; and (v) an $11.0 million reclassification from warrants liability to additional paid-in capital in the consolidated balance sheet on the Approval Date. During 2021, the Company concluded that there was a change in the underlying instrument-specific credit risk since the issuance dates for the Baker Notes. As a result of this difference in credit risk, the Company recognized a $5.1 million gain in the fair value of the convertible notes that is presented separately as a component of other comprehensive income. The change in fair value attributed to the change in the underlying instrument-specific credit risk was determined by taking the difference between the fair value of the Baker Notes with and without the credit risk change.

Using the same valuation methods discussed in Note 7- Fair Value Financial Instruments, the Company recorded a $33.7 million loss in fair value of financial instruments in the consolidated financial statements as a result of mark-to-market adjustments recognized on the Baker Notes for the year ended December 31, 2021. The mark-to-market adjustment in 2021 was in consideration of the increased probability of the failure to meet the affirmative covenant to achieve $100.0 million in cumulative net sales of Phexxi by June 30, 2022, resulting in the Company paying a higher repurchase price.

The Baker Notes contain various customary affirmative and negative covenants agreed to by the Company. The Company was in compliance with all applicable covenants at December 31, 2021. The Baker Notes also include customary events of default as set forth in the Baker Bros. Purchase Agreement, such that, in an event of default, the Baker Purchasers will have the right to accelerate repayment of the aggregate loan balance then outstanding.

As of December 31, 2021, the fair value of the Baker Notes are recorded in the consolidated balance sheet as short-term convertible notes payable with a total balance of $81.7 million, and the total outstanding balance including principal and accrued interest is $28.0 million.

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

The Adjuvant Notes have a five-year term, and in connection with certain Company change of control transactions, the Adjuvant Notes may be prepaid at the option of the Company or will become payable on the date of the consummation of a change of control transaction at the option of the Adjuvant Purchasers. The Adjuvant Notes have interest accruing at 7.5% per annum on a quarterly basis in arrears to the outstanding balance of the Adjuvant Notes and are recognized as payment-in-kind. The effective interest rate for the period was 7.7%.

Interest expense for the Adjuvant Notes consist of the following, and is included in long-term convertible notes payable on the accompanying consolidated balance sheet as of December 31, 2021 (in thousands):

	Years Ended December 31,
	2021	2020
Coupon interest	$1,959	$396
Amortization of issuance costs	39	8
Total	$1,998	$404

The Adjuvant Notes are convertible, subject to customary 4.99% and 19.99% beneficial ownership limitations, into shares of the Company’s common stock, par value $0.0001 per share, at any time at the option of the Adjuvant Purchasers at a conversion price of $3.65 per share. To the extent not previously prepaid or converted, the Adjuvant Notes will automatically convert into shares of the Company’s common stock at a conversion price of $3.65 per share immediately following the earliest of the time at which the (i) 30-day value-weighted average price of the Company’s common stock is $10.00 per share, or (ii) Company achieves cumulative net sales from the sales of Phexxi of $100.0 million, provided such net sales are achieved prior to July 1, 2022. As of December 31, 2021, the Adjuvant Notes could be converted into 7,494,456 shares on common stock.

The Adjuvant Notes contain various customary affirmative and negative covenants agreed to by the Company. The Company was in compliance with all applicable covenants at December 31, 2021. The Adjuvant Notes also include customary events of default as set forth in the Adjuvant Purchase Agreement, such that, in an event of default, the Adjuvant Purchasers will have the right to accelerate repayment of the aggregate loan balance then outstanding. As of December 31, 2021, the Adjuvant Notes were reclassified from noncurrent to current liabilities in the Consolidated Balance Sheets due to the increased probability of an event of default on certain affirmative covenants, which would trigger potential acceleration repayment at the discretion of the Adjuvant Purchasers.

The Adjuvant Notes are accounted for in accordance with authoritative guidance for convertible debt instruments. The $25.0 million in proceeds is considered to be restricted cash for financial reporting purposes due to contractual stipulations that specify the types of expenses the money can be spent on and how it must be allocated. As of December 31, 2021, there is $4.7 million in proceeds remaining that is included in restricted cash on the accompanying consolidated balance sheet.

As of December 31, 2021, the Adjuvant Notes are recorded in the consolidated balance sheet as short-term convertible notes payable with a total balance of $27.2 million. The balance is comprised of $24.8 million in principal, net of unamortized debt issuance costs, and $2.4 million in accrued interest.

6.    Balance Sheet Details

Prepaid and Other Current Assets
Prepaid and other current assets consist of the following (in thousands):

	Years Ended December 31,
	2021	2020
Insurance	$1,144	$900
Selling and marketing related costs	1,134	15,414
Manufacturing related costs	322	382
Flex note receivable (1)	—	250
Other	629	1,104
Total	$3,229	$18,050
_______________________
(1) In July 2016, the Company entered into an Asset Purchase Agreement with The Flex Company (Flex), whereby Flex would acquire certain assets and assume certain liabilities associated with the Company’s Softcup line of business (Softcup). Total consideration for the Softcup sale was $1.9 million, with $0.6 million received in cash at closing and the remaining $1.3 million due and payable under a note in favor of the Company (the Flex Note) through January 1, 2021 (the Maturity Date). The Flex Note bears simple interest at a rate of 5.0% per annum on the remaining principal amount outstanding. An annual principal payment of approximately $0.3 million and the annual accrued and unpaid interest are payable each January 1, beginning in 2017 through the Flex Maturity Date. The Flex Note is secured by the Softcup assets and has been recorded at fair value. The Company’s incremental borrowing rate and the stated interest rate of the Flex Note are materially consistent. The note was paid off on January 4, 2021.

Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

		Years Ended December 31,
	Useful Life	2021	2020
Research equipment	5 years	$653	$623
Computer equipment and software	3 years	619	444
Office furniture	5 years	881	629
Leasehold improvements	5 years or less	3,388	1,540
Construction in-process	—	2,407	2,249
		7,948	5,485
Less: accumulated depreciation		(2,174)	(1,151)
Total, net		$5,774	$4,334
Depreciation expense was approximately $1.0 million and $0.3 million for the years ended December 31, 2021 and 2020, respectively.

Other Noncurrent Assets

Other noncurrent assets consist of the following (in thousands):

	Years Ended December 31,
	2021	2020
Restricted cash included in noncurrent assets	$800	$800
Inventories, long-term	241
Prepaid directors & officers' insurance	109	214
Other	53	34
Total	$1,203	$1,048

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	Years Ended December 31,
	2021	2020
Clinical trial related costs	$5,294	$1,417
Selling and marketing related costs	1,997	564
Legal and other professional fees	550	1,631
Manufacturing related costs	201	498
Other	328	366
Total	$8,370	$4,476

7.    Fair Value of Financial Instruments

Fair Value of Financial Assets

The fair values of the Company’s assets, including the money market funds, investments in marketable fixed income debt securities classified as cash and cash equivalents, restricted cash, and Flex Note receivable, measured on a recurring basis are summarized in the following tables, as applicable (in thousands):

	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$11,176	$11,176	$—	$—
Total assets	$11,176	$11,176	$—	$—

	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$53,485	$53,485	$—	$—
Fixed income debt securities classified as cash and cash equivalents	16,498	—	16,498	—
Flex note receivable	250	—	250	—
Total assets	$70,233	$53,485	$16,748	$—

_______________________
(1) Included as a component of cash and cash equivalents and restricted cash on the accompanying consolidated balance sheet.

Fair Value of Financial Liabilities

The following table is a summary of the Company's convertible debt instruments as of December 31, 2021 and 2020, respectively (in thousands).

					Fair Value
As of December 31, 2021	Principal Amount	Unamortized Issuance Costs	Accrued Interest	Net Carrying Amount	Amount	Leveling
Baker Notes	$27,323	$—	$698	$28,021	$81,717	Level 3
Adjuvant Notes	25,000	(146)	2,355	27,209	27,209	Level 3

					Fair Value
As of December 31, 2020	Principal Amount	Unamortized Issuance Costs	Accrued Interest	Net Carrying Amount	Amount	Leveling
Baker Notes	$25,000	$—	$1,656	$26,656	$50,752	Level 3
Adjuvant Notes	25,000	(185)	396	25,211	25,211	Level 3

The following table is a summary of the Company's derivative liabilities as of December 31, 2021 embedded in the convertible preferred stock host contract as discussed in Note 10- Stockholders' Equity (Deficit) (in thousands). No such derivative liabilities as of December 31, 2020.

	Fair Value
As of December 31, 2021	Amount	Leveling
Derivative Liabilities	$202	Level 3

Change in Fair Value of Level 3 Financial Liabilities

The Baker Warrants and the Baker Purchase Rights, as discussed in Note 5- Convertible Notes, were determined to be classified as liabilities. Therefore, they were stated at fair value at issuance and subject to mark-to-market adjustments at each reporting date until a subsequent event occurs that would change their classification. They were considered Level 3 instruments because the fair value measurement was based, in part, on significant inputs not observed in the market.
The following table summarizes the changes in Level 3 financial liabilities related to Baker Notes measured at fair value on a recurring basis for the years ended December 31, 2021 (in thousands).

	Baker First Closing Notes	Baker Second Closing Notes	Total
Balance at December 31, 2020	$30,451	$20,301	$50,752
Change in fair value presented in the Statements of Operations	21,632	14,422	36,054
Change in fair value presented in the Statements of Comprehensive Operations	(3,053)	(2,036)	(5,089)
Balance at December 31, 2021	$49,030	$32,687	$81,717

The following table summarizes the changes in Level 3 financial liabilities related to Baker Notes measured at fair value on a recurring basis for the years ended December 31, 2020 (in thousands).

	Baker First Closing Notes	Baker Second Closing Notes	Total
Balance at December 31, 2019	$—	$—	$—
Initial liability at issuance	37,405	20,715	58,120
Change in fair value	(6,954)	(414)	(7,368)
Balance at December 31, 2020 (1)	$30,451	$20,301	$50,752
_____________________
(1) The convertible notes payable as of December 31, 2020 on the accompanying consolidated balance sheet also includes approximately $1.7 million in accrued interest on the Baker Notes.

The following table summarizes the changes in Level 3 financial liabilities related to derivative liabilities measured at fair value on a recurring basis for the years ended December 31, 2021 (in thousands).

	Derivative Liabilities	Total
Balance at December 31, 2020	$—	$—
Initial liability at issuance	550	550
Conversion of series B-1 convertible preferred stock	(275)	(275)
Change in fair value presented in the Statements of Operations	(73)	(73)
Balance at December 31, 2021	$202	$202

Valuation Methodology
Baker Notes

The fair value of the Baker Notes issued as described in Note 5- Convertible Notes, and subsequent changes in fair value recorded at each reporting date, were determined using a Monte Carlo simulation-based model. Monte Carlo simulation was used to take into account several factors, including the future value of the Company's common stock, a potential change of control event, the probability of meeting certain debt covenants, the maturity term of the Baker Notes, the probability of an event of voluntary conversion of the Baker Notes, exercise of the put right, and exercise of the Company's call right.

Baker Warrants

The fair value of the Baker Warrants issued during the second quarter of 2020 as described in Note 5- Convertible Notes, and the respective changes in fair value of these warrants as a result of mark-to-market, were determined using the Black-Scholes option pricing model based on the following weighted-average assumptions for the period indicated.

Year Ended December 31, 2020
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

Derivative Liabilities

The fair value of the derivative liabilities embedded in the convertible preferred stock host contract as described in Note 10- Stockholders' Equity (Deficit), and subsequent changes in fair value recorded at each reporting date, were determined using a Monte Carlo simulation-based model. Monte Carlo simulation was used to take into account several path dependencies including the future value of the Company's common stock, ability to raise additional funds in near term, risk of dissolution, a potential change of control event, and the probability of converting the remaining shares of convertible preferred stock before they become redeemable.

8.    Commitments and Contingencies
Operating Leases
Fleet Lease

In December 2019, the Company and Enterprise FM Trust (the Lessor) entered into a Master Equity Lease Agreement whereby the Company leases vehicles to be delivered by the Lessor from time to time with various monthly costs depending on whether the vehicles are delivered for a term of 24 or 36 months, commencing on each corresponding delivery date. The leased vehicles are for use by eligible employees of the Company's commercial operations personnel. There was a total of 72 leased vehicles as of December 31, 2021. The Company maintains a letter of credit as collateral in favor of the Lessor, which was included in restricted cash in the consolidated balance sheet. As of December 31, 2021 and 2020, this letter of credit was $0.3 million. The Company determined that the leased vehicles are accounted for as operating leases under ASC 842.

2015 Lease

Effective January 30, 2015, the Company entered into a sublease for office space under a noncancelable lease agreement that expired in March 2020 (the 2015 Lease), which is the Company’s primary office space. The 2015 Lease expired on March 31, 2020.

2020 Lease and the First Amendment

On October 3, 2019, the Company entered into an office lease for approximately 24,474 square feet (the Existing Premises) pursuant to a non-cancelable lease agreement (the 2020 Lease). The 2020 Lease commenced on April 1, 2020 and will expire on September 30, 2025, unless terminated earlier in accordance with its terms. The Company has a right to extend the term of the lease for an additional five years and does not anticipate exercising such extension. The Company provided the landlord with a $750,000 security deposit in the form of a letter of credit for the Existing Premises. On April 14, 2020, the Company entered into the first amendment to the 2020 Lease for an additional 8,816 rentable square feet of the same office location (the Expansion Premises), which commenced on September 1, 2020 and will expire on September 30, 2025. The Company provided an additional $50,000 in a letter of credit for the Expansion Premises. As of December 31, 2021 and 2020, restricted cash maintained as collateral for the Company’s security deposit was $0.8 million.

		Year Ended December 31,
Lease Cost (in thousands)	Classification	2021	2020
Operating lease expense	Research and development	$499	$413
Operating lease expense	Selling and marketing	1,012	568
Operating lease expense	General and administrative	827	625
Total		$2,338	$1,606

Lease Term and Discount Rate	December 31, 2021	December 31, 2020
Weighted Average Remaining Lease Term (in years)	3.58	4.43
Weighted Average Discount Rate	12%	12%

Maturity of Operating Lease Liabilities (in thousands)	Year Ended December 31
2022	$2,480
2023	2,163
2024	2,192
2025	1,502
Total lease payments	8,337
Less: imputed interest	(1,581)
Total	$6,756

Other information (in thousands)	Year Ended December 31, 2021	Year Ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows in operating leases	$2,426	$1,185

Other Contractual Commitments

In November 2019, the Company entered into a supply and manufacturing agreement with a third-party to manufacture Phexxi, with potential to manufacture other product candidates in accordance with all applicable current good manufacturing practice regulations, pursuant to which the Company has certain minimum purchase commitments based on the forecasted product sales. The amounts purchased under the supply and manufacturing agreement were $3.0 million and $3.7 million for the years ended December 31, 2021 and 2020, respectively.

Contingencies

From time to time the Company may be involved in various lawsuits, legal proceedings or claims that arise in the ordinary course of business. On December 14, 2020, a trademark dispute captioned TherapeuticsMD, Inc. v Evofem Biosciences, Inc., filed in the United States District Court for the Southern District of Florida- West Palm Beach Division against the Company, alleging trademark infringement of certain trademarks owned by TherapeuticsMD under federal and state law (Case No. 9:20-cv-82296). The Company answered the claims and has counterclaimed against TherapeuticsMD on April 5, 2021 and filed motion for summary judgment. The Company is unable to predict the ultimate outcome and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome. As of December 31, 2021, there were no other other claims or actions pending against the Company, which management believes has a probable, or reasonably possible, probability of an unfavorable outcome.

Intellectual Property Rights

In 2014, the Company entered into an amended and restated license agreement (the Rush License Agreement) with Rush University Medical Center (Rush University) pursuant to which Rush University granted the Company an exclusive, worldwide license of certain patents and know-how related to its multipurpose vaginal pH modulator technology. Pursuant to the Rush License Agreement, the Company is obligated to pay to Rush University an earned royalty based upon a percentage of net sales in the range of mid-single digits. In September 2020, the Company entered into the first amendment to the Rush License Agreement, pursuant to which the Company is also obligated to pay a minimum annual royalty amount of $100,000 to the extent the earned royalties do not equal or exceed $100,000 commencing January 1, 2021. Such royalty costs were $0.2 million and immaterial for the years ended December 31, 2021 and 2020, respectively.

9.    Related-party Transactions

Consulting Agreements

Effective April 1, 2019, the Company entered into a two-year consulting agreement with Thomas Lynch (the 2019 Consulting Agreement). The 2019 Consulting Agreement provided for (i) annual compensation of $0.4 million, including $0.1 million related to Mr. Lynch’s board services, (ii) an annual grant of 150,000 restricted stock units (RSUs), which vested quarterly over one year from the grant date, and (iii) an annual bonus of up to 100% of Mr. Lynch’s annual consulting fees based upon the achievement of the Company’s corporate goals and objectives, as determined by and subject to approval of the board of directors. The 2019 Consulting Agreement terminated on April 1, 2020 upon the passing of Mr. Lynch.

Consulting fees incurred under the 2019 Consulting Agreement were zero and $0.1 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, excluding board fees, there was no accrued compensation owed to Mr. Lynch.

10.    Stockholders' Equity (Deficit)

Warrants

In April and June 2020, pursuant to the Baker Bros. Purchase Agreement, as discussed in Note 5- Convertible Notes, the Company issued warrants to purchase up to 5,122,950 shares of common stock in a private placement at an exercise price of $2.44 per share. In May 2021, pursuant to the May 2021 Public Offering as defined below, the Company issued warrants to purchase up to 57,500,000 shares of common stock at an exercise price of $1.00 per share, of which warrants to purchase 159,000 shares of common stock were exercised in 2021.

As of December 31, 2021, warrants to purchase up to 67,767,107 shares of the Company's common stock remain outstanding at a weighted average exercise price of $1.54 per share. These warrants are summarized below:

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

Convertible Preferred Stock

On October 12, 2021, the Company completed the initial closing of a registered direct offering with Keystone Capital Partners (Keystone Capital) (the Initial October 2021 Registered Direct Offering), whereby the Company issued 5,000 shares of Series B-1 Convertible Preferred Stock, par value $0.0001 per share, at a price of $1,000.00 per share. The Company received proceeds from the Initial October 2021 Registered Direct Offering of approximately $4.6 million, net of offering expenses. On October 26, 2021, the Company completed the additional closing of the October 2021 Registered Direct Offering (the Additional October 2021 Registered Direct Offering), whereby the Company issued 5,000 shares of Series B-2 Convertible Preferred Stock, par value $0.0001 per share, at a price of $1,000.00 per share. The Company received proceeds from the Additional October 2021 Registered Direct Offering of approximately $5.0 million, net of offering expenses.

The Series B-1 and B-2 Convertible Preferred Stock are convertible into shares of common stock at any time at a conversion price per share of the greater of $0.60 (Fixed Conversion Price), or the price computed as the product of 0.85 multiplied by the arithmetic average of the closing sale prices of a share of the Company's common stock during the five consecutive trading-day period immediately preceding the conversion date (Variable Conversion Price). On October 12, 2021, Keystone Capital converted their 5,000 shares of B-1 Convertible Preferred Stock at a conversion price of $0.63 per share into 7,936,508 shares of the Company's common stock. Effective January 13, 2022, pursuant to the terms of the Series B-2 Convertible Preferred Stock, the Fixed Conversion Price was reduced to $0.392 as a result of the registered direct offering of unsecured notes, as described in Note 14- Subsequent Events. The Fixed Conversion Price of the Convertible Preferred Stock is subject to continued adjustment until April 25, 2022.

The Company evaluated its convertible preferred stock to determine if an embedded component qualified as a derivative requiring bifurcation in accordance with ASC 815 Derivative and Hedging. The Company determined that the embedded conversion feature required bifurcation and needed to be accounted for separately as a free standing financial instrument. As a result, the fair value of the conversion feature is marked-to-market at each reporting date and is recorded on the consolidated balance sheet as a derivative liability. Changes in fair value are recognized on the consolidated income statement.

The Company also evaluated its convertible preferred stock and determined that it required mezzanine equity classification. The proceeds from the offering were first allocated to the fair value of the derivative liability and the remaining balance to the convertible preferred stock. The creation of the derivative liability resulted in a discount to the convertible preferred stock, at an amount equal to the fair value of the derivative liability at issuance. The discount is accreted through a deemed dividend which is recorded on the consolidated income statement. The entire discount to the Series B-1 Convertible Preferred Stock was accreted through a single deemed dividend when it was converted into common stock immediately after the initial closing. The Company elected to accrete the discount to the Series B-2 Convertible Preferred Stock over the four-year period from the issuance date to the date when the preferred stock becomes redeemable, and such accretion was immaterial for the year ended December 31, 2021. A deemed dividend for return of capital was also recorded as a result of the Series B-1 Convertible Preferred Stock conversion into common stock.

Under the valuation methods as described in Note 7- Fair Value Financial Instruments, the Company recorded the following in the consolidated financial statements related to the convertible preferred stock issued in 2021: (i) an aggregate $9.6 million in convertible preferred stock, net of offering expenses, at issuance; (ii) an aggregate $0.5 million discount to the convertible preferred stock at issuance; (iii) an aggregate $0.5 million in derivative liabilities at issuance; (iv) a $0.8 million deemed dividend for return of capital as a result of the Series B-1 Convertible Preferred Stock conversion into common stock; (v) a $0.3 million deemed dividend for the accretion of the discount to the Series B-1 Convertible Preferred Stock upon conversion into common stock; and (vi) a $0.1 million gain in fair value of financial instruments as a result of the mark-to-market adjustment of the derivative liability at 12/31/2021.

Effective December 15, 2021, the Company amended and restated its certificate of incorporation, under which the Company is currently authorized to issue up to 5,000,000 shares of preferred stock, $0.0001 par value per share.

Common Stock

Effective January 17, 2018, the Company amended and restated its certificate of incorporation, under which the Company was authorized to issue up to 300,000,000 shares of common stock, $0.0001 par value per share. Effective December 15, 2021, the Company further amended its amended and restated certificate of incorporation to increase the number of authorized shares of common stock to 500,000,000 shares.

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

On March 29, 2021, the Company completed an underwritten public offering (the March 2021 Public Offering), whereby the Company issued 17,142,857 shares of common stock at a price to the public of $1.75 per share (the March 2021 Public Offering Price). The Company received proceeds from the March 2021 Public Offering of approximately $28.0 million, net of underwriting discounts. In addition, the Company granted the underwriters a 30 days overallotment option to purchase up to an additional 2,571,428 shares of its common stock at the March 2021 Public Offering Price, less applicable underwriting discounts. On April 6, 2021, the underwriters exercised their overallotment option in full and the Company received proceeds of approximately $4.2 million, net of underwriting discounts. The common stock issued in the March 2021 Public Offering were registered pursuant to a shelf registration statement on Form S-3 filed with the SEC on March 4, 2021 and declared effective on March 11, 2021.

On May 20, 2021, the Company completed an underwritten public offering (the May 2021 Public Offering), whereby the Company issued 50,000,000 shares of common stock at a price to the public of $1.00 per share and accompanying common warrants to purchase 50,000,000 shares of common stock. The common warrants have an exercise price of $1.00 per share and can be exercised any time through May 22, 2023. The Company received proceeds from the May 2021 Public Offering of approximately $46.8 million, net of underwriting discounts and fees. In addition, the Company granted the underwriters a 30-day overallotment option to purchase up to an additional 7,500,000 shares of its common stock at $0.99 per share, less applicable underwriting discounts, and/or common warrants to purchase 7,500,000 shares of common stock, at $0.01 per warrant, less applicable underwriting discounts. On May 20, 2021, the underwriters exercised their overallotment option to purchase warrants in full and the Company received proceeds of approximately $0.1 million, net of underwriting discounts. On May 24, 2021, the underwriters exercised their overallotment option to purchase common stock and the Company issued an additional 2,547,794 shares of common stock and received proceeds of approximately $2.4 million, net of underwriting discounts. The common stock issued in the May 2021 Public Offering were registered pursuant to a shelf registration statement on Form S-3 filed with the SEC on March 4, 2021 and declared effective on March 11, 2021.

ATM Program

In November 2019, the Company entered into an Equity Distribution Agreement (the Equity Distribution Agreement) with Piper Sandler & Co. (Piper Sandler), which provided the Company the ability to offer and sell, from time to time, shares of its common stock in ATM offerings (as defined in Rule 415 of the Securities Act of 1933, as amended) having an aggregate offering price up to $50 million through Piper Sandler acting as sales agent. On June 2, 2020, in connection with the aforementioned 2020 Public Offering, the Equity Distribution Agreement was terminated. During the year ended December 31, 2020, the Company received proceeds of approximately $3.8 million in cash and cash equivalents, net of commissions, from the sale of 676,656 shares of its common stock.

Common Stock Reserved for Future Issuance
Common stock reserved for future issuance is as follows in common equivalent shares as of December 31, 2021:

Common stock issuable upon the exercise of stock options outstanding	10,625,062
Common stock issuable upon the exercise of common stock warrants	67,767,107
Common stock available for future issuance under the 2019 ESPP	1,833,085
Common stock available for future issuance under the Amended and Restated 2014 Plan	2,701,757
Common stock available for future issuance under the Amended Inducement Plan	794,737
Total common stock reserved for future issuance	83,721,748

11.     Stock-based Compensation

Equity Incentive Plans

The following table summarizes stock-based compensation expense related to stock options, restricted stock awards (RSAs) and RSUs granted to employees, non-employee directors and consultants, and the 2019 ESPP (as defined below) included in the consolidated statements of operations as follows (in thousands):

	Years Ended December 31,
	2021	2020
Research and development	$1,357	$1,922
Selling and marketing	1,870	2,388
General and administrative	5,671	8,387
Total	$8,898	$12,697

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

On September 15, 2014, the Company's board of directors adopted, and stockholders approved, the 2014 Equity Incentive Plan (the 2014 Plan), which was amended and restated on each of May 2018 and February 26, 2019 (the Amended and Restated 2014 Plan), which among other things, increased the number of authorized shares under the 2014 Plan from 749,305 to an aggregate of 7,800,000 shares. On February 25, 2020, the Company’s board of directors approved, subject to stockholder approval, and recommended its stockholders approve at the 2020 Annual Meeting, an additional 2,000,000 authorized shares reserved for issuance under the Amended and Restated 2014 Plan to an aggregate of 11,725,515 shares, including the Evergreen Shares, as defined and discussed below. Such stockholder approval was obtained on May 12, 2020. Per the terms of the Amended and Restated 2014 Plan, the shares reserved will automatically increase on each January 1 through 2024, by an amount equal to the smaller of (i) 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31; or (ii) an amount determined by our board of directors. This provision resulted in an additional 5,000,000 shares (Evergreen Shares) added to the total number of authorized shares on January 1, 2022.

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

Stock Options

The following table summarizes share option activity for the year ended December 31, 2021:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	8,935,801	$6.08	7.76	$338
Granted	3,208,525	$2.77
Exercised	—	$—
Cancelled	(1,519,264)	$4.30
Outstanding as of December 31, 2021	10,625,062	$5.34	6.80	$—
Options vested and expected to vest as of December 31, 2021	10,625,062	$5.34	6.80	$—
Options exercisable as of December 31, 2021	7,384,269	$6.26	5.93	$—

The following table summarizes certain information regarding stock options for the years ended December 31, 2021 and 2020 (in thousands, except per share data):

	2021	2020
Weighted average grant date fair value per share of options granted during the period	$2.18	$3.20
Fair value per share of options vested during the period	$3.15	$3.51
Cash received from options exercised during the period	$—	$83
Intrinsic value of options exercised during the period	$—	$47

The Company recognized $6.1 million and $6.0 million in stock-based compensation expense related to stock options for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, unrecognized stock-based compensation expense for employee stock options was approximately $7.3 million, which the Company expects to recognize over a weighted-average remaining period of 2.3 years, assuming all unvested options become fully vested.

Summary of Assumptions

The fair value of noncash stock-based compensation for stock options granted to employees and non-employees was estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted-average assumptions for options granted for the periods indicated.

	Years Ended December 31,
	2021	2020
Expected volatility	101.1%	82.7%
Risk-free interest rate	0.7%	0.6%
Expected dividend yield	—%	—%
Expected term (years)	5.9	6.0

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
Expected term. The expected term represents the period options are expected to be outstanding. Because the Company does not have historical exercise behavior, it determines the expected term assumption using the practical expedient as provided for under ASC 718, Compensation-Stock Compensation (ASC 718), which is the midpoint between the requisite service period and the contractual term of the option.
Restricted Stock Awards
The following table summarizes RSAs activity for the year ended December 31, 2021:

	Shares (RSAs)	Weighted Average Fair Value per Share
Unvested as of December 31, 2020	80,000	$4.78
Granted	1,777,500	$3.25
Forfeited	(1,073,833)	$3.27
Released	(783,667)	$3.36
Unvested as of December 31, 2021	—	$—

There were 1,777,500 shares and 1,275,000 shares of RSAs granted under the Amended and Restated 2014 Plan and the Inducement Plan during the years ended December 31, 2021 and 2020, respectively, to its executive management team, certain non-executive employees and consultants. Of the total RSAs granted during the years ended December 31, 2021 and 2020, 707,000 and 1,245,000 shares vested in accordance with the Company’s achievement of the Performance-based RSAs milestones, respectively.

For the performance-based RSAs, (i) the fair value of the award is determined on the grant date; (ii) the Company assesses the probability of achieving each individual milestone associated with the award using reasonable assumptions based on the Company's operation performance towards each milestone; (iii) the fair value of the shares subject to the milestone is expensed over the implicit service period commencing once management believes the performance criteria is probable of being met; and (iv) the Company reassesses the probability of achieving each individual milestone at each reporting date, and any change in estimate is accounted for through a cumulative adjustment in the period when the change in estimate occurs. The non-performance based RSAs and RSUs are valued at the fair value on the grant date and the associated expenses will be recognized over the vesting period.

For the year ended December 31, 2021, the Company recognized $2.5 million in noncash stock-based compensation expense related to RSAs. For the year ended December 31, 2020, the Company recognized $6.5 million in noncash stock-based compensation expense related to RSAs and RSUs. As of December 31, 2021, there was no unrecognized noncash stock-based compensation expense related to unvested RSAs.

Employee Stock Purchase Plan

On May 7, 2019, the board of directors approved a 2019 Employee Stock Purchase Plan (the 2019 ESPP), which was approved by stockholders at the 2019 annual meeting held on June 5, 2019. The 2019 ESPP initially authorized the issuance of 500,000 shares of common stock pursuant to purchase rights granted to employees. In addition, the number of shares available for issuance under the 2019 ESPP will increase on January 1 of each year until the first day of 2029, in an amount equal to the lesser of (i) 1,000,000 shares, (ii) 2% of the shares of common stock outstanding on December 31, or (iii) such lesser number of shares as is determined by the board of directors. This provision resulted in an additional 250,000 shares added to the total number of authorized shares on January 1, 2022. The 2019 ESPP is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended.

The 2019 ESPP enables eligible full-time and part-time employees to purchase shares of the Company’s common stock through payroll deductions of between 1% and 15% of eligible compensation during an offering period. A new offering period begins around June 15 and December 15 of each year. At the last business day of each offering period, the accumulated contributions made during the offering period will be used to purchase shares. The purchase price is 85% of the lesser of the fair market value of the common stock on the first or the last business day of an offering period. The maximum number of shares of common stock that may be purchased by any participant during an offering period will be equal to $25,000 divided by the fair market value of the common stock on the first business day of an offering period. During the years ended December 31, 2021 and 2020, there were 460,636 and 128,701 shares of common stock purchased under the 2019 ESPP, respectively.

The Company recognized $0.3 million and $0.2 million in noncash stock-based compensation expense related to the 2019 ESPP for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, unrecognized noncash stock-based compensation expense related to the 2019 ESPP was approximately $0.1 million, which the Company expects to recognize over a weighted-average remaining period of 0.5 years, assuming all unvested shares become fully vested.

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

	Year Ended December 31, 2021	Year Ended December 31, 2020
Expected volatility	83.9%	94.8%
Risk-free interest rate	0.1%	0.1%
Expected dividend yield	—%	—%
Expected term (years)	0.5	0.5
12.    Employee Benefits

The Company has a defined contribution 401(k) plan (401(k) Plan) for all qualifying employees. Employees are eligible to participate in the plan beginning on the first day of the month following their three-month anniversary of employment. Under the terms of the 401(k) Plan, employees may make voluntary contributions as a percent of their compensation. The Company makes a safe-harbor contribution of three percent (3.0%) of each employee’s gross earnings, subject to Internal Revenue Service limitations. In the years ended December 31, 2021 and 2020, the Company made safe-harbor contributions of approximately $0.8 million and $0.4 million, respectively.

13.    Income Taxes

The Company is subject to taxation in the United States, United Kingdom and various states jurisdictions. Tax years since inception remain open to examination by the major taxing jurisdictions. The Company’s consolidated pretax loss for the years ended December 31, 2021 and 2020 were generated by domestic as follows (in thousands). There are no consolidated pretax loss generated by foreign operations for the periods indicated.

	2021	2020
United States	$(205,175)	$(142,305)
Total	$(205,175)	$(142,305)

Income tax provision for the years ended December 31, 2021 and 2020 consisted of the following (in thousands):

	2021	2020
United States	$—	$—
State	(17)	(4)
Total current tax provision	(17)	(4)
Total deferred tax provision	—	—
Total	$(17)	$(4)

The reconciliation between the Company’s effective tax rate on loss before income tax and the statutory tax rate for the years ended December 31, 2021 and 2020 was as follows:

	2021	2020
Statutory rate	21.00%	21.00%
State income tax, net of federal benefit	1.17%	2.26%
Nondeductible expenses	(0.48)%	(1.59)%
Equity-based expenses	(0.70)%	(0.76)%
Loss on issuance of financial instruments	—%	(9.48)%
Change in fair value of financial instruments	(3.44)%	4.04%
Section 382 adjustment	—%	(7.49)%
Return to provision	(0.30)%	0.03%
Tax credits	0.68%	0.45%
Uncertain tax positions	(0.50)%	0.68%
Change in valuation allowance	(17.43)%	(9.14)%
Effective tax rate	—%	—%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s net deferred tax assets arising from its taxable subsidiaries consisted of the following components as of December 31, 2021 and 2020 (in thousands):

	2021	2020
Deferred tax assets:
Net loss carryforwards	$112,891	$78,124
Fixed assets and intangibles	423	538
Research and development credits	5,233	4,059
Stock-based compensation	3,513	3,840
Other	2,726	3,230
Total deferred tax assets	124,786	89,791
Deferred tax liabilities
Lease assets	(1,218)	(1,621)
Fixed assets	(101)	(457)
Less: valuation allowance	(123,467)	(87,713)
Net deferred tax assets	$—	$—

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized. Generally, the ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on historical performance and future expectations, management has determined a valuation allowance is needed in respect to its ending deferred tax assets.

As of December 31, 2021, the Company had net operating loss (NOL) carryforwards for federal income tax purposes of approximately $492.1 million, which will begin to expire in 2029 if not utilized. As of December 31, 2021, the Company had NOL carryforwards in various states of approximately $188.6 million. The state carryforwards have varying expiration dates beginning in 2029.

As of December 31, 2021, the Company had federal and state research and development (R&D) tax credit carryforwards of approximately $5.1 million and $2.3 million, respectively. As of December 31, 2020, the Company had federal and state R&D tax credit carryforwards of approximately $3.7 million and $2.1 million, respectively. The federal R&D tax credits begin to expire in 2031, unless utilized, and the state credits do not expire.

The following table summarized the activity related to the Company’s gross unrecognized tax benefits as of December 31, 2021 and 2020 (in thousands):

	2021	2020
Balance at the beginning of the year	$1,465	$2,413
Adjustments related to prior year tax positions	813	(1,177)
Increases related to current year tax positions	401	229
Decreases due to statute of limitation expiration	—	—
Balance at end of year	$2,679	$1,465

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits, and uncertain income tax positions must meet a more likely than not recognition threshold to be recognized. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statements of operations. There were no accrued interest and penalties associated with unrecognized tax benefits as of December 31, 2021. The Company does not anticipate a significant change in its uncertain tax benefits over the next 12 months.

Management believes it is more likely than not that all significant tax positions taken to date would be sustained by the relevant taxing authorities. Furthermore, the Company has not recognized any tax benefits to date because the Company has established a full valuation allowance for its deferred tax assets due to uncertainties as to their ultimate realization.

Pursuant to Internal Revenue Code (IRC) sections 382 and 383, use of the Company’s NOLs and R&D credit carryforwards may be limited if a cumulative change in ownership of more than 50.0% (by value) occurs within a rolling three-year period. The Company completed a formal Section 382 analysis through the period ending December 31, 2019, and determined they experienced ownership changes in 2010 and 2018. Accordingly, the Company has reduced its deferred tax asset for NOLs and R&D tax credits by the estimated impact of IRC sections 382 and 383 as of December 31, 2019. The Company has not completed a formal Section 382 analysis after the period ending December 31, 2019. Any future ownership changes could further impact the utilization of the NOLs and R&D tax credits, however given the full valuation allowance this would not result in an impact to the Company’s tax expense.

14.    Subsequent Events

Subsequent events were evaluated through the filing date of this Annual Report, March 10, 2022.

Notes

On January 13, 2022, the Company entered into a Securities Purchase Agreement (the January 2022 Purchase Agreement) with institutional investors (the January 2022 Purchasers) pursuant to which the Company agreed to offer, issue and sell to the January 2022 Purchasers in a registered direct offering (i) unsecured 5.0% Senior Subordinated Notes due 2025 of the Company with an aggregate issue price of $5.9 million (the January 2022 Notes) which included an original issue discount of $0.9 million, and (ii) warrants (the January 2022 Warrants) to purchase up to 15,006,003 shares of the Company’s common stock, $0.0001 par value per share. The January 2022 Warrants have an exercise price of $0.392 per share and were initially exercisable beginning on July 15, 2022 with a five year term. Pursuant to the terms of the March 2022 Purchase Agreement, the January 2022 Warrants became exercisable on March 1, 2022.

The January 2022 Notes carry an interest rate of 5% per annum (which may increase to 18% upon and during the continuance of an event of default). The January 2022 Notes may be prepaid, in whole or in part, at the Company’s option together with all accrued and unpaid interest and fees as of the date of the repayment. The holders of the January 2022 Notes may require the Company to redeem the January 2022 Notes upon the occurrence of and during the continuation of an event of default with a redemption premium of 25%. The holders of the January 2022 Notes may also require the Company to redeem the January 2022 Notes upon the occurrence of certain subsequent transactions.

Pursuant to the terms of the January 2022 Purchase Agreement, the Company has agreed to certain restrictions on effecting variable rate transactions so long as the January 2022 Notes are outstanding. Also, pursuant to the terms of the January 2022 Purchase Agreement, the January 2022 Purchasers have certain rights to participate in subsequent issuances of the Company’s securities, subject to certain exceptions.

On March 1, 2022, the Company entered into a Securities Purchase Agreement (the March 2022 Purchase Agreement) with institutional investors (the March 2022 Purchasers) pursuant to which the Company agreed to offer, issue and sell to the March 2022 Purchasers in a registered direct offering (i) unsecured 5.0% Senior Subordinated Notes due 2025 of the Company with an aggregate issue price of $7.45 million (the March 2022 Notes) which included an original issue discount of $2.45 million, and (ii) warrants (the March 2022 Warrants) to purchase up to 15,568,287 shares of the Company’s common stock, $0.0001 par value per share. The March 2022 Warrants have an exercise price of $0.4787 per share and are immediately exercisable with a five year term.

The March 2022 Notes carry an interest rate of 5% per annum (which may increase to 18% upon and during the continuance of an event of default). The March 2022 Notes may be prepaid, in whole or in part, at the Company’s option together with all accrued and unpaid interest and fees as of the date of the repayment. The holders of the March 2022 Notes may require the Company to redeem the March 2022 Notes upon the occurrence of and during the continuation of an event of default with a redemption premium of 25%. The holders of the March 2022 Notes may also require the Company to redeem the March 2022 Notes upon the occurrence of certain subsequent transactions.

Pursuant to the terms of the March 2022 Purchase Agreement, the Company has agreed to certain restrictions on effecting variable rate transactions so long as the March 2022 Notes are outstanding. Also, pursuant to the terms of the March 2022 Purchase Agreement, the March 2022 Purchasers have certain rights to participate in subsequent issuances of the Company’s securities, subject to certain exceptions.

Common Stock Purchase Agreement

On February 15, 2022, the Company entered into a common stock purchase agreement (the Seven Knots Purchase Agreement) with Seven Knots, LLC (Seven Knots), pursuant to which Seven Knots has agreed to purchase from the Company up to $50,000,000 in shares of the Company's common stock. Sales made to Seven Knots are at the Company's sole discretion and the Company controls the timing and amount of any and all sales. The price per share is based on the market price of the Company's common stock at the time of sale as computed under the Seven Knots Purchase Agreement. As consideration for Seven Knots’s commitment to purchase shares of common stock, the Company issued 1,992,584 shares of common stock to Seven Knots as commitment fee shares and has issued 4,000,000 shares of its common stock at a weighted average purchase price of $0.41 per share.

Sales of common stock to Seven Knots are subject to customary 4.99% and 19.99% beneficial ownership limitations. The Seven Knots Purchase Agreement will terminate on the earliest of March 1, 2024, or when Seven Knots has purchased from the Company $50,000,000 in shares of the Company's common stock, or as otherwise determined by the Seven Knots Purchase Agreement.
Stock Options and Restricted Stock Awards

On February 18, 2022, the Company issued an aggregate 2,360,000 shares of performance-based RSAs to its executive management team and an aggregate 3,019,000 shares of stock options to its employees under the Amended and Restated 2014 Plan. The performance-based RSAs will vest in accordance with the Company's achievement of certain performance milestones in 2022.