Form 10-Q
period 2022-03-31
Evofem Biosciences, Inc.
filed 2022-05-10
CIK 1618835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________

FORM 10-Q
  ____________________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding as of May 9, 2022 was 12,713,254.

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
•our ability to maintain the listing of shares of our common stock on the Nasdaq Capital Market;
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

To date, only one of our products, Phexxi, has been approved by the FDA for marketing in the United States. Our other current clinical programs and product candidates are investigational and have not been submitted to or approved by the FDA, and neither Phexxi nor our other product candidates have been approved by the European Medicines Agency (EMA) or any other regulatory authority anywhere else in the world.

Unless the context requires otherwise, references in this Quarterly Report to “Evofem,” “Company,” “we,” “us” and “our” refer to Evofem Biosciences, Inc. and its subsidiaries.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands, except par value and share data)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$2,761	$7,732
Restricted cash	4,171	5,056
Trade accounts receivable, net	4,416	6,449
Inventories	5,386	7,674
Prepaid and other current assets	4,626	3,229
Total current assets	21,360	30,140
Property and equipment, net	5,518	5,774
Operating lease right-of-use assets	4,987	5,395
Other noncurrent assets	2,706	1,203
Total assets	$34,571	$42,512
Liabilities, convertible and redeemable preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$14,041	$10,316
Convertible notes payable - Baker Bros. (Note 4)	86,089	81,717
Convertible notes payable - Adjuvant (Note 4)	27,731	27,209
Term notes payable	267	—
Accrued expenses	9,749	8,370
Accrued compensation	5,123	4,653
Operating lease liabilities – current	2,218	2,332
Derivative liabilities	7,842	202
Other current liabilities	1,414	2,864
Total current liabilities	154,474	137,663
Operating lease liabilities – noncurrent	4,059	4,424
Total liabilities	158,533	142,087
Commitments and contingencies (Note 7)
Convertible and redeemable preferred stock, $0.0001 par value
Series B-1 convertible preferred stock, 5,000 shares authorized and no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Series B-2 convertible preferred stock, 5,000 shares authorized and 2,650 shares issued and outstanding at March 31, 2022; 5,000 shares issued and outstanding at December 31, 2021	2,521	4,740
Series C convertible preferred stock, 1,700 shares authorized and 1,700 shares issued and outstanding at March 31, 2022; no shares issued and outstanding at December 31, 2021	1,617	—
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no preferred stock issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 12,322,049 and 10,833,308 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	759,197	751,275
Accumulated other comprehensive income	5,270	5,089
Accumulated deficit	(892,568)	(860,680)
Total stockholders’ equity deficit	(128,100)	(104,315)
Total liabilities, convertible and redeemable preferred stock and stockholders’ deficit	$34,571	$42,512
See accompanying notes to the condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Product sales, net	$4,251	$1,105

Operating expenses:
Cost of goods sold	1,066	506
Research and development	10,391	7,262
Selling and marketing	12,705	30,525
General and administrative	9,018	7,684
Total operating expenses	33,180	45,977
Loss from operations	(28,929)	(44,872)
Other income (expense):
Interest income	1	7
Other expense	(471)	(1,145)
Loss on issuance of financial instruments	(852)	—
Change in fair value of financial instruments	(1,634)	(142)
Total other expense, net	(2,956)	(1,280)
Loss before income tax	(31,885)	(46,152)
Income tax (expense) benefit	(3)	1
Net loss	(31,888)	(46,151)
Convertible preferred stock deemed dividends	(81)	—
Net loss attributable to common stockholders	$(31,969)	$(46,151)
Net loss per share attributable to common stockholders, basic and diluted	$(2.88)	$(8.46)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	11,092,862	5,456,221
See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (Unaudited) (In thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Net loss	$(31,888)	$(46,151)
Other comprehensive income:
Change in fair value of financial instruments attributed to credit risk change	181	—
Comprehensive loss	$(31,707)	$(46,151)
See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE AND REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT (Unaudited) (In thousands, except share data)

					Stockholders’ Deficit
	Series B Convertible and Redeemable Preferred Stock		Series C Convertible and Redeemable Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	5,000	$4,740	—	$—	10,833,308	$1	$751,275	$5,089	$(860,680)	$(104,315)
Issuance of common stock - Stock Purchase Agreement (see Note 8)	—	—	—	—	1,209,098	—	5,400	—	—	5,400
Conversion of series B-2 convertible preferred stock	(650)	(619)	—	—	122,310	—	708	—	—	708
Exchange of series B-2 convertible preferred stock (see Note 8)	(1,700)	(1,616)	1,700	1,616	—	—	—	—	—	—
Convertible preferred stock deemed dividends	—	16	—	1	—	—	(81)	—	—	(81)
Restricted stock awards issued	—	—	—	—	157,333	—	—	—	—	—
Change in fair value of financial instruments attributed to credit risk change (see Note 4)	—	—	—	—	—	—	—	181	—	181
Modification of the Baker Warrants (see Note 8)	—	—	—	—	—	—	828	—	—	828
Stock-based compensation	—	—	—	—	—	—	1,067	—	—	1,067
Net loss	—	—	—	—	—	—	—	—	(31,888)	(31,888)
Balance at March 31, 2022	2,650	$2,521	1,700	$1,617	12,322,049	$1	$759,197	$5,270	$(892,568)	$(128,100)

	Stockholders’ Deficit
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2020	5,423,387	$1	$656,834	$—	$(655,488)	$1,347
Issuance of common stock in connection with the 2021 Public Offering	1,142,857	—	27,709	—	—	27,709
Restricted stock awards issued	118,166	—	—	—	—	—
Shares withheld to cover taxes related to vesting of restricted stock awards	(176)	—	(7)	—	—	(7)
Stock-based compensation	—	—	3,464	—	—	3,464
Net loss	—	—	—	—	(46,151)	(46,151)
Balance at March 31, 2021	6,684,234	$1	$688,000	$—	$(701,639)	$(13,638)

See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(31,888)	$(46,151)
Adjustments to reconcile net loss to net cash, cash equivalents and restricted cash used in operating activities:
Loss on issuance of financial instruments	852	—
Change in fair value of financial instruments	1,634	142
Baker Warrants modification	828	—
Stock-based compensation	1,067	3,464
Depreciation	265	195
Noncash lease expenses	395	330
Noncash interest expenses	523	1,152
Changes in operating assets and liabilities:
Accounts receivable	2,033	(1,847)
Inventories	755	(1,676)
Prepaid and other assets	(1,036)	13,606
Accounts payable	3,735	(4,647)
Accrued expenses and other liabilities	(85)	4,713
Accrued compensation	469	(3,510)
Operating lease liabilities	(466)	(229)
Net cash, cash equivalents and restricted cash used in operating activities	(20,919)	(34,458)
Cash flows from investing activities:
Proceeds from sale of Softcup line of business	—	250
Purchases of property and equipment	(66)	(956)
Net cash, cash equivalents and restricted cash used in investing activities	(66)	(706)
Cash flows from financing activities:
Proceeds from issuance of common stock - Stock Purchase Agreement	5,480	—
Proceeds from issuance of common stock, net of discounts and commissions - Public Offering	—	28,050
Borrowings under term notes	10,000	—
Cash paid for financing costs	(351)	(37)
Payments of tax withholdings related to vesting of restricted stock awards	—	(7)
Net cash, cash equivalents and restricted cash provided by financing activities	15,129	28,006
Net change in cash, cash equivalents and restricted cash	(5,856)	(7,158)
Cash, cash equivalents and restricted cash, beginning of period	13,588	72,251
Cash, cash equivalents and restricted cash, end of period	$7,732	$65,093
Supplemental disclosure of noncash investing and financing activities:
Financing costs included in accounts payable and accrued expenses	$61	$304
Receivable from issuance of common stock - Stock Purchase Agreement	$331	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$57	$519
Conversion of series B-2 convertible preferred stock to common stock	$644	$—
Exchange of series B-2 convertible preferred stock to series C convertible preferred stock	$1,616	$—

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

Phexxi is currently being evaluated for two potential new indications, the prevention of urogenital chlamydia and gonorrhea in women – two of the most pervasive STIs in the United States. Currently, there are no FDA-approved prescription products for the prevention of either of these dangerous infections. In 2020, we initiated our confirmatory Phase 3 clinical trial of Phexxi for these potential indications (EVOGUARD).

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

The Company’s financial statements are presented on a consolidated basis, which include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim condensed consolidated financial statements do not include all information and disclosures required by GAAP for annual audited financial statements and should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2021 included in its Annual Report on Form 10-K as filed with the SEC on March 10, 2022 (the 2021 Audited Financial Statements).

The unaudited interim condensed consolidated financial statements included in this report have been prepared on the same basis as the Company’s audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, cash flows, and statements of convertible and redeemable preferred stock and stockholders’ deficit for the periods presented. The results for the three months ended March 31, 2022 are not necessarily indicative of the results expected for the full year. The condensed consolidated balance sheet as of December 31, 2021 was derived from the 2021 Audited Financial Statements.

Reverse stock split

On May 4, 2022, the Company’s shareholders approved a 1-for-15 reverse stock split. On May 5, 2022, the reverse stock split became effective. The interim condensed consolidated financial statements are retrospectively adjusted for this reverse stock split. See Note 10- Subsequent Events for further discussions on subsequent events.

Risks, Uncertainties and Going Concern

The Company is susceptible to risks and uncertainties associated with the COVID-19 pandemic, which is affecting its employees, customers, communities, and business operations, as well as the U.S. and global economies and financial markets.

Any disruptions in the commercialization of Phexxi and/or the completion of the Company's clinical trials, data analysis or readouts and/or any disruption in its supply chain could have a material adverse effect on its business, results of operations and financial condition. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and/or financial condition will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, the success of ongoing COVID-19 vaccination efforts, the emergence, prevalence and strength of variant strains, and the actions taken to contain or treat the disease, as well as the economic impact on local, regional, national and international markets. The COVID-19 pandemic has slowed the Company’s ability to generate product sales of Phexxi due to reduced access to medical offices and HCPs.

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

The Company’s principal operations have been related to research and development, including the development of Phexxi, and to its commercially related sales and marketing efforts. Additional activities have included raising capital, recruiting personnel, and establishing and maintaining a corporate infrastructure to support a commercial product. The Company has incurred operating losses and negative cash flows from operating activities since inception. In the first quarter of 2022, as described in Note 4- Debt and Note 8- Stockholders' Deficit, the Company received gross proceeds of approximately $10.0 million from the sale of notes and warrants in two registered direct offerings, and net proceeds of approximately $5.7 million (including $5.4 million in cash and cash equivalents and $0.3 million in other receivables) from the sale and issuance of common stock pursuant to the Stock Purchase Agreement (as defined below). As of March 31, 2022, the Company had cash and cash equivalents of $2.8 million, $3.8 million in restricted cash from the Adjuvant Notes (as defined in Note 4- Debt) that is available for use, a working capital deficit of $133.1 million and an accumulated deficit of $892.6 million.

The Company is subject to risks common to other life science companies in the development and early commercial stage including, but not limited to, uncertainty regarding the commercial success of Phexxi and the outcome of its pipeline program evaluating Phexxi for the prevention of chlamydia and gonorrhea; potential disruption of its research and development and commercialization activities as a result of the COVID-19 pandemic; lack of marketing and sales history; potential development by its competitors of new and competitive technological innovations; dependence on key personnel; market acceptance of Phexxi or any other future approved products, if any; product liability; protection of proprietary technology; ability to raise additional funds through financings; ability to comply with debt covenants in its debt arrangements; and compliance with FDA and other government regulations, including post marketing regulations. Management’s plans to meet its cash flow needs in the next 12 months include generating recurring product revenue and obtaining additional funding such as through the issuance of its capital stock, non-dilutive financings, or through collaborations or partnerships with other companies and negotiating possible amendments to our current agreements.

The Company’s common stock is listed on the Nasdaq Capital Market, which imposes, among other requirements, a minimum $1.00 per share bid price requirement (the Bid Price Requirement) for continued inclusion on The Nasdaq Capital Market (Nasdaq). The closing bid price for the Company’s common stock must remain at or above $1.00 per share to comply with the Bid Price Requirement for continued listing. From July 12, 2021 until May 5, 2022, the closing bid price for the Company’s common stock was below $1.00 per share. On August 23, 2021, the Company received a deficiency letter from the Staff of Nasdaq (the Staff) notifying it that, for the preceding 30 consecutive trading days, the closing bid price for shares of its common stock was below the minimum $1.00 per share requirement and that the Company had failed to comply with the Bid Price Requirement. In accordance with Nasdaq rules, the Company was provided until February 21, 2022 (the Compliance Date) to regain compliance with the Bid Price Requirement. The Company did not evidence compliance with the Bid Price Requirement by the Compliance Date and, as a result, the Staff notified it on February 22, 2022 that shares of its common stock were subject to delisting unless the Company timely requested a hearing before the Nasdaq Hearings Panel. The Company timely requested a hearing, and the hearing was held on March 31, 2022. On April 6, 2022, the Company received a notice (the Notice) indicating that the Panel determined to grant the Company an extension through May 20, 2022 to evidence compliance with the Bid Price Requirement, subject to a requirement that the Company obtain stockholder approval for a reverse stock split at its annual meeting on May 4, 2022 (as described in more detail below). The Company obtained stockholder approval for the reverse stock split at its annual meeting on May 4, 2022, and, as noted above, effected the reverse stock split on May 5, 2022. According to the Notice, if at any time before May 20, 2022, the closing bid price of the Company’s common stock is at least $1.00 per share for a minimum of 10 consecutive business days, the Staff will provide written notification that the Company has achieved compliance with the Bid Price Requirement and the common stock will continue to be eligible for listing on the Nasdaq Capital Market. If, however, compliance with the Bid Price Requirement cannot be demonstrated by May 20, 2022, the Staff will provide written notification that the Company’s common stock will be subject to delisting. At that time, the Company may appeal the Staff’s delisting determination to a Panel. There can be no assurance that, if the Company does appeal the Staff’s delisting determination to the Panel, such appeal would be successful. Delisting of the Company’s shares from the Nasdaq Capital Market would likely result in an event of default under the Company’s existing debt arrangements, make shares of the Company’s common stock less liquid and make it more difficult for the Company to raise funds when and as needed to fund its operations.

While the Company has recognized limited revenues since the launch of Phexxi in September 2020, the Company anticipates it will continue to incur net losses for the foreseeable future. According to management estimates, liquidity resources as of March 31, 2022 are not sufficient to maintain the Company’s cash flow needs for the twelve months from the date of issuance of these condensed consolidated financial statements.

These circumstances and the uncertainties associated with the Company’s ability to obtain additional equity or debt financing on terms that are favorable to the Company, or at all, and otherwise succeed in its future operations raise substantial doubt about the Company’s ability to continue as a going concern.

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

Significant estimates affecting amounts reported or disclosed in the condensed consolidated financial statements include, but are not limited to: the assumptions used in measuring the revenue gross-to-net variable consideration items, the trade accounts receivable credit loss reserve estimate, the discount rate used in estimating the fair value of the lease right-of-use (ROU) assets and lease liabilities, the assumptions used in estimating the fair value of notes, derivative liabilities, warrants and purchase rights issued, the useful lives of property and equipment, the recoverability of long-lived assets, inventory reserves, clinical trial accruals, the assumptions used in estimating the fair value of stock-based compensation expense and in assessing the probability of achieving certain milestones associated with the performance-based restricted stock awards (performance-based RSAs). These assumptions are more fully described in Note 3- Revenue, Note 4- Debt, Note 6- Fair Value of Financial Instruments, Note 7- Commitments and Contingencies, and Note 9- Stock-based Compensation. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances and adjusts when facts and circumstances dictate. The estimates are the basis for making judgments about the carrying values of assets, liabilities and recorded expenses that are not readily apparent from other sources. As future events and their effects cannot be determined with precision, actual results may materially differ from those estimates or assumptions.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, the Chief Executive Officer of the Company, in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. Deposits in the Company’s checking, time deposit and investment accounts are maintained in federally insured financial institutions and are subject to federally insured limits or limits set by Securities Investor Protection Corporation. The Company invests in funds through a major U.S. bank and is exposed to credit risk in the event of default to the extent of amounts recorded on the condensed consolidated balance sheets.

The Company has not experienced any losses in such accounts and believes it is not exposed to significant concentrations of credit risk on its cash, cash equivalents and restricted cash balances on amounts in excess of federally insured limits due to the financial position of the depository institutions in which these deposits are held.

The Company is also subject to credit risk related to its trade accounts receivable from product sales. Its customers are located in the United States and consist of wholesale distributors, retail pharmacies, and a mail-order specialty pharmacy. The

Company extends credit to its customers in the normal course of business after evaluating their overall financial condition and evaluates the collectability of its accounts receivable by periodically reviewing the age of the receivables, the financial condition of its customers, and its past collection experience. Historically, the Company has not experienced any credit losses. As of March 31, 2022, based on the evaluation of these factors, the Company did not record an allowance for doubtful accounts.

Phexxi is distributed primarily through three major distributors and a mail-order pharmacy, who receive service fees calculated as a percentage of the gross sales, and fee per units shipped, respectively. These entities are not obligated to purchase any set number of units and distribute Phexxi on demand as orders are received. For the three months ended March 31, 2022 and 2021, the Company’s three largest customers combined made up approximately 70% and 87% of its gross product sales, respectively. As of March 31, 2022 and December 31, 2021, the Company's three largest customers combined made up 73% and 75%, respectively, of its trade accounts receivable balance.

Significant Accounting Policies

There have been no changes to the significant accounting policies that were described in Note 2- Summary of Significant Accounting Policies of the 2021 Audited Financial Statements in the Company's Annual Report.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of readily available cash in checking accounts and money market funds. Restricted cash consists of cash held in monthly time deposit accounts and letters of credit, which are collateral for the Company’s facility leases and fleet leases, as described in Note 7- Commitments and Contingencies. As of March 31, 2022, the Company maintained letters of credit of $0.8 million and $0.3 million for its office lease and fleet leases, respectively. Additionally, the remaining $3.8 million of the $25.0 million received from the issuance of Adjuvant Notes (as defined in
Note 4- Debt ) in the fourth quarter of 2020, is classified as restricted cash as the Company is contractually obligated to use the funds for specific purposes.

The following table provides a reconciliation of cash, cash equivalents and restricted cash, reported within the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash and cash equivalents	$2,761	$45,318
Restricted cash	4,171	18,975
Restricted cash included in other noncurrent assets	800	800
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows	$7,732	$65,093

Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, potentially dilutive securities are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and, therefore, basic and diluted net loss per share were the same for all periods presented. Potentially dilutive securities excluded from the calculation of diluted net loss per share are summarized in the table below. Common shares were calculated for the convertible preferred stock and the convertible debt using the if-converted method.

	Three Months Ended March 31,
	2022	2021
Unvested restricted common stock subject to repurchase	157,333	123,055
Common stock to be purchased under the 2019 ESPP	36,117	16,268
Options to purchase common stock	897,958	759,061
Warrants to purchase common stock	6,556,094	695,072
Series B-2 and C convertible preferred stock	555,555	—
Convertible debt	1,246,154	1,192,166
Total	9,449,211	2,785,622

Recently Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (FASB) issued ASU No. 2020-06, Debt (ASU No. 2020-06), removing, modifying, and adding certain disclosure requirements of ASC 470, Debt with Conversion and Other Options, (ASC 470) and ASC 815, Derivatives and Hedging - Contracts in Entity’s Own Equity (ASC 815). The Company early adopted ASU No. 2020-06 on January 1, 2022 using the modified retrospective method. The adoption of this new standard resulted in additional required disclosures related to the notes as described in Note 8- Stockholders' Deficit.

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) to clarify and reduce diversity in the accounting for modifications or exchanges of freestanding equity-classified written call options. ASU No. 2021-04 was effective for the Company on January 1, 2022. The adoption of this new standard did not have a material impact on the Company's condensed consolidated financial statements.

3.Revenue

The Company recognizes revenue from the sale of Phexxi in accordance with ASC 606, Revenue from Contracts with Customers (ASC 606). The provisions of ASC 606 require the following steps to determine revenue recognition: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

In accordance with ASC 606, the Company recognizes revenue when its performance obligation is satisfied by transferring control of the product to a customer. In accordance with the Company’s contracts with customers, control of the product is transferred upon the conveyance of title, which occurs when the product is sold to and received by a customer. The Company’s customers are located in the United States and consist of wholesale distributors, retail pharmacies, and a mail-order specialty pharmacy. Payment terms typically range from 31 to 66 days, include prompt pay discounts, and vary by customer. Trade accounts receivable due to the Company from contracts with its customers are stated separately in the balance sheet, net of various allowances as described in the Trade Accounts Receivable policy in Note 2- Summary of Significant Accounting Policies to the 2021 Audited Financial Statements.

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

Patient support programs – One type of patient support program the Company offers is a co-pay program to commercially insured patients whose insurance requires a co-pay to be made when filling their prescription. This is a voluntary program that is intended to provide financial assistance to patients meeting certain eligibility requirements. The benefit amount is capped at a maximum per patient level each calendar year. The Company estimates the amount of financial assistance for these programs based on the expected number of claims and related cost that is associated with the revenue being recognized for product that remains in the distribution channel at the end of each reporting period. Patient support programs estimates are recorded as other current liabilities on the condensed consolidated balance sheet.

Product returns – Customers have the right to return product that is within six months or less of the labeled expiration date or that is past the expiration date by no more than six months. Phexxi was commercially launched in September 2020 and there have been minimal returns as of March 31, 2022. The Company uses historical sales and return data to estimate future product returns. Product return estimates are recorded as other current liabilities on the condensed consolidated balance sheet.

As of March 31, 2022 and December 31, 2021, the variable considerations discussed above were recorded in the condensed consolidated balance sheet and consisted of $0.2 million and $0.1 million, respectively, in contra trade accounts receivable and $1.4 million and $2.2 million, respectively, in other current liabilities.

4.Debt

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

At the initial closing date of April 24, 2020 (the Baker Initial Closing), the Company issued and sold Baker Notes with an aggregate principal amount of $15.0 million (the Baker First Closing Notes) and Baker Warrants exercisable for 204,918 shares of common stock.

Following the Baker Initial Closing, the Baker Purchasers had an option to purchase from the Company up to $10.0 million of Baker Notes (the Baker Purchase Rights) at the Baker Purchasers’ discretion at any time prior to the Company receiving at least $100.0 million in aggregate gross proceeds from one or more sales of equity securities.

On June 5, 2020 (the Exercise Date), the Baker Purchasers exercised the Baker Purchase Rights. At the second closing date of June 9, 2020 (the Baker Second Closing), the Baker Purchasers acquired the remaining Baker Notes with an aggregate principal amount of $10.0 million and Baker Warrants exercisable for 136,612 shares of common stock. Upon the completion of the underwritten public offering in June 2020, the exercise price of the Baker Warrants was $36.60 per share. The Baker Warrants have a five-year term with a cashless exercise provision and are immediately exercisable at any time from their respective issuance date.

The Baker Notes have a five-year term, with no pre-payment ability during the first three years. Interest on the unpaid principal balance of the Baker Notes (the Baker Outstanding Balance) accrues at 10.0% per annum with interest accrued during the first year from the two respective closing dates recognized as payment-in-kind. The effective interest rate for the period was 10.0%. Accrued interest beyond the first year of the respective closing dates is to be paid in arrears on a quarterly basis in cash or recognized as payment-in-kind, at the direction of the Baker Purchasers. The Baker Purchasers elected to have the accrued interest for the first quarter of 2021 paid-in-kind, and the accrued interest going forward to be paid in cash. Interest pertaining to the Baker Notes for the three months ended March 31, 2022 and 2021 was approximately $0.7 million and $0.6 million, respectively. The Company accounts for the Baker Notes under the fair value method. Therefore, the interest associated with the Baker Notes was included in the fair value determination.

The Baker Notes are callable by the Company on 10 days’ written notice beginning on the third anniversary of the initial closing date of April 24, 2020. The call price will equal 100% of the Baker Outstanding Balance plus accrued and unpaid interest if the Company’s common stock as measured using a 30-day volume weighted average price (VWAP) is greater than the benchmark price of $74.85 as stated in the Baker Bros. Purchase Agreement, or 110% of the Baker Outstanding Balance plus accrued and unpaid interest if the VWAP is less than such benchmark price. The Baker Purchasers also have the option to require the Company to repurchase all or any portion of the Baker Notes in cash upon the occurrence of certain events. In a repurchase event, as defined in the Baker Bros. Purchase Agreement, the repurchase price will equal 110% of the Baker

Outstanding Balance plus accrued and unpaid interest. In an event of default or the Company’s change of control, the repurchase price will equal to the sum of (x) three times of the Baker Outstanding Balance plus (y) the aggregate value of future interest that would have accrued. The Baker Notes were convertible at any time at the option of the Baker Purchasers at the conversion price of $36.60 per share prior to the First and Second Baker Amendments (as defined below).

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

On November 20, 2021, the Company entered into the first amendment to the Baker Bros. Purchase Agreement (the First Baker Amendment), in which each Baker Purchaser had the right to convert all or any portion of the Baker Notes into common stock at a conversion price equal to the lesser of (a) $36.60 and (b) 115% of the lowest price per share of common stock (or, as applicable with respect to any equity securities convertible into common stock, 115% of the applicable conversion price) sold in one or more equity financings until the Company has met a qualified financing threshold defined as one or more equity financings resulting in aggregate gross proceeds to the Company of at least $50 million (the Financing Threshold).

The First Baker Amendment also extended, effective upon the Company’s achievement of the Financing Threshold, the affirmative covenant to achieve $100.0 million in cumulative net sales of Phexxi by June 30, 2022 to June 30, 2023. Additionally per the First Baker Amendment, if in any equity financing closing on or prior to the date the Company has met the Financing Threshold, the Company shall issue warrants to purchase capital stock of the Company (or other similar consideration), the Company shall also issue to the Baker Purchasers an equivalent coverage of warrants (or other similar consideration) on the same terms as if the Baker Purchasers participated in the financing in an amount equal to the then outstanding principal of Baker Notes held by the Baker Purchasers.

On March 21, 2022, the Company entered into the second amendment to the Baker Bros. Purchase Agreement (the Second Baker Amendment), pursuant to which each Baker Purchaser has the right to convert all or any portion of the Baker Notes into Common Stock at a conversion price equal to the lesser of (a) $5.8065 or (b) 100% of the lowest price per share of common stock (or as applicable with respect to any equity securities convertible into common stock, 100% of the applicable conversion price) sold in any equity financing until the Company has (i) met the qualified financing threshold, defined as a single underwritten financing resulting in aggregate gross proceeds to the Company of at least $20 million (Qualified Financing Threshold) and (ii) the publication of its top-line results from its EVOGUARD clinical trial (the Clinical Trial Milestone). As of March 31, 2022, the conversion price was reset to $4.87305 and the Baker Notes could be converted into 5,747,090 shares of common stock. The Second Baker Amendment also provides that the exercise price of the Baker Warrants will equal the conversion price of the Baker Notes. As a result of the modification of the Baker Warrants exercise price, the Company recorded $0.8 million in incremental expense in general and administrative operating expenses in the condensed consolidated statements of operations.

The Second Baker Amendment also extends, effective upon the Company’s achievement of the Qualified Financing Threshold, the affirmative covenant to achieve $100.0 million in cumulative net sales of Phexxi by June 30, 2022 to October 31, 2022. The Second Baker Amendment also extends, effective upon the Company’s achievement of the Qualified Financing Threshold by June 30, 2022 and the Clinical Trial Milestone by October 31, 2022, the affirmative covenant to achieve $100.0 million in cumulative net sales of Phexxi by June 30, 2022 to June 30, 2023.

Using the valuation methods discussed in Note 6- Fair Value Financial Instruments, the Company recorded a $4.6 million net loss in fair value of financial instruments as a result of mark-to-market adjustments recognized on the Baker Notes for the quarter ended March 31, 2022 in the condensed consolidated financial statements. As of March 31, 2022, the Company concluded that there was a change in the underlying instrument-specific credit risk since December 31, 2021 for the Baker Notes. As a result of this difference in credit risk, the Company recognized a $0.2 million gain in the fair value of financial instruments that is presented separately as a component of other comprehensive income. The change in fair value attributed to the change in the underlying instrument-specific credit risk was determined by taking the difference between the fair value of the Baker Notes with and without the credit risk change.
The Baker Notes contain various customary affirmative and negative covenants agreed to by the Company. The Company was in compliance with all applicable covenants at March 31, 2022. The Baker Notes also include customary events of default as set forth in the Baker Bros. Purchase Agreement, such that, in an event of default, the Baker Purchasers will have the right to accelerate repayment of the aggregate loan balance then outstanding.

As of March 31, 2022, the Baker Notes are recorded at fair value in the condensed consolidated balance sheet as short-term convertible notes payable with a total balance of $86.1 million, and the total outstanding balance including principal and accrued interest is $28.0 million.

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

The Adjuvant Notes have a five-year term with interest accruing at 7.5% per annum on a quarterly basis in arrears to the outstanding balance of the Adjuvant Notes and are recognized as payment-in-kind. The effective interest rate for the period was 7.7%. Interest expense is included in Adjuvant convertible notes payable on the condensed consolidated balance sheet.

Interest expense for the Adjuvant Notes for the three months ended March 31, 2022 and 2021 consisted of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Coupon interest	$513	$476
Amortization of issuance costs	10	10
Total	$523	$486

The Adjuvant Notes were originally convertible, subject to customary 4.99% and 19.99% beneficial ownership limitations, into shares of the Company’s common stock, par value $0.0001 per share, at any time at the option of the Adjuvant Purchasers at a conversion price of $54.75 per share. In connection with certain Company change of control transactions, the Adjuvant Notes may be prepaid at the option of the Company or will become payable at the option of the Adjuvant Purchasers. To the extent not previously prepaid or converted, the Adjuvant Notes were originally automatically convertible into shares of the Company’s common stock at a conversion price of $54.75 per share immediately following the earliest of the time at which the (i) 30-day value-weighted average price of the Company’s common stock was $150.00 per share, or (ii) Company achieved cumulative net sales from the sales of Phexxi of $100.0 million, provided such net sales are achieved prior to July 1, 2022. As of March 31, 2022, the Adjuvant Notes could be converted into 508,998 shares of common stock.

On April 4, 2022, the Company entered into the first amendment to the Adjuvant Purchase Agreement (the Adjuvant Amendment). The Adjuvant Amendment extends, effective as of the next date the Company achieves the Qualified Financing Threshold, the affirmative covenant to achieve $100.0 million in cumulative net sales of Phexxi by June 30, 2022 to June 30, 2023. The Adjuvant Amendment also provided for an adjustment to the conversion price of the Adjuvant Notes such that the conversion price (the Conversion Price) for these Notes, effective as of the reverse stock split the conversion price will now be the lesser of (i) $5.4279 and (ii) 100% of the lowest price per share of common stock (or with respect to securities convertible into common stock, 100% of the applicable conversion price) sold in any equity financing until the Company has met the Qualified Financing Threshold. Effective as of the Company’s achievement of the Qualified Financing Threshold, the automatic conversion provisions in the Agreement will be further amended to provide that the Adjuvant Notes will automatically convert into shares of the Company’s common stock at the Conversion Price immediately following the earliest of the time at which the (i) 30-day value-weighted average price of the Company’s common stock is $150.00 per share, or (ii) the Company achieves cumulative net sales from the sales of Phexxi of $100.0 million, provided such net sales are achieved prior to July 1, 2023.

The Adjuvant Notes contain various customary affirmative and negative covenants agreed to by the Company. The Company was in compliance with all applicable covenants at March 31, 2022. The Adjuvant Notes also include customary events of default as set forth in the Adjuvant Purchase Agreement, such that, in an event of default, the Adjuvant Purchasers will have the right to accelerate repayment of the aggregate loan balance then outstanding.

The Adjuvant Notes are accounted for in accordance with authoritative guidance for convertible debt instruments. The $25.0 million in proceeds is considered to be restricted cash for financial reporting purposes due to contractual stipulations that specify the types of expenses the money can be spent on and how it must be allocated. As of March 31, 2022, $3.8 million in proceeds remain that are included in restricted cash on the accompanying condensed consolidated balance sheet.

As of March 31, 2022, the Adjuvant Notes are recorded in the condensed consolidated balance sheet as short-term convertible notes payable with a total balance of $27.7 million. The balance is comprised of $24.8 million in principal, net of unamortized debt issuance costs, and $2.9 million in accrued interest.

Term Notes

January and March 2022 Notes

On January 13, 2022, the Company entered into a Securities Purchase Agreement (the January 2022 Purchase Agreement) with institutional investors (the January 2022 Purchasers) pursuant to which the Company agreed to sell in a registered direct offering (i) unsecured 5.0% Senior Subordinated Notes due 2025 with an aggregate issue price of $5.9 million (the January 2022 Notes), which included an original issue discount of $0.9 million, and (ii) warrants (the January 2022 Warrants) to purchase up to 1,000,400 shares of the Company’s common stock, $0.0001 par value per share. The January 2022 Warrants have an exercise price of $5.88 per share and were initially exercisable beginning on July 15, 2022 with a five-year term. Pursuant to the terms of the March 2022 Purchase Agreement (as defined below), the January 2022 Warrants became exercisable on March 1, 2022, as described in more detail below.

On March 1, 2022, the Company entered into a Securities Purchase Agreement (the March 2022 Purchase Agreement) with institutional investors (the March 2022 Purchasers) pursuant to which the Company agreed to sell in a registered direct offering (i) unsecured 5.0% Senior Subordinated Notes due 2025 with an aggregate issue price of $7.45 million (the March 2022 Notes), which included an original issue discount of $2.45 million, and (ii) warrants (the March 2022 Warrants) to purchase up to 1,037,885 shares of the Company’s common stock, $0.0001 par value per share. The March 2022 Warrants have an exercise price of $7.1805 per share and are immediately exercisable with a five-year term.

The January and March 2022 Notes carried an interest rate of 5% per annum, which was subject to increase to 18% upon an event of default. The January and March 2022 Notes were able to be prepaid, in whole or in part, at the Company’s option together with all accrued and unpaid interest and fees as of the date of the repayment. The holders of the January and March 2022 Notes were able to require the Company to redeem their respective notes upon the occurrence of an event of default with a redemption premium of 25%. The holders of the January and March 2022 Notes were also able to require the Company to redeem their respective notes upon the occurrence of certain subsequent transactions.

Pursuant to the terms of the January and March 2022 Purchase Agreements, the Company agreed to certain restrictions on effecting variable rate transactions so long as the January and March 2022 Notes were outstanding. Also, pursuant to the terms of the January and March 2022 Purchase Agreements, the January and March 2022 Purchasers had certain rights to participate in subsequent issuances of the Company’s securities, subject to certain exceptions.

The Company evaluated the January and March 2022 Notes to determine if any embedded components qualified as a derivative requiring bifurcation in accordance with ASC 815. The Company determined that the embedded put option and interest rate increase feature would both require bifurcation and separate accounting. Therefore, the Company elected to use the fair value option under ASC 825, Financial Instruments (ASC 825) for the January and March 2022 Notes inclusive of the embedded features.

The Company evaluated the January and March 2022 Warrants and determined that in accordance with ASC 815 the warrants should be recorded at fair value and classified as a derivative liability in the condensed consolidated balance sheet. Both the January and March 2022 Notes and Warrants are marked-to-market at each reporting date.

Under the valuation methods as described in Note 6- Fair Value Financial Instruments, the Company recorded the following in the condensed consolidated financial statements related to the January 2022 Notes and Warrants during the quarter ended March 31, 2022: (i) $0.1 million in notes at issuance; (ii) $4.6 million in warrants at issuance as a derivative liability; (iii) a $0.3 million gain on issuance; and (iv) a $0.7 million gain in fair value of financial instruments as a result of the mark-to-market adjustment on the January 2022 Warrants.

Under the valuation methods as described in Note 6- Fair Value Financial Instruments, the Company recorded the following in the condensed consolidated financial statements related to the March 2022 Notes and Warrants during the quarter ended March 31, 2022: (i) $0.1 million in notes at issuance; (ii) $6.0 million in warrants at issuance as a derivative liability; (iii) a $1.2 million loss on issuance; and (iv) a $2.1 million gain in fair value of financial instruments as a result of the mark-to-market adjustment on the March 2022 Warrants.

Interest pertaining to the January 2022 Notes and March 2022 Notes for the three months ended March 31, 2022 was approximately $0.1 million and immaterial, respectively. Since the Company accounts for the January and March 2022 Notes under the fair value method, the interest was included in the determination of the fair value, and the debt issuance costs were expensed.

As of March 31, 2022, the January and March 2022 Notes are recorded at their fair values in the condensed consolidated balance sheet as short-term notes payable with total balances of $0.1 million each, and the total outstanding balances including principal and accrued interest are $5.9 million and $7.5 million, respectively.

5.Balance Sheet Details

Inventories
Inventories consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$574	$574
Work in process(1)	1,737	1,712
Finished goods(2)(3)	4,850	5,629
Total	$7,161	$7,915
_____________________
(1) The work in process balance represents all production costs incurred for partially completed goods.
(2) As of March 31, 2022 and December 31, 2021, the finished goods balance includes a $0.3 million inventory reserve for estimated obsolescence and excess inventory based upon assumptions about the future demand for Phexxi.
(3) As of March 31, 2022 and December 31, 2021, $1.8 million and $0.2 million, in finished goods is included on the condensed consolidated balance sheet in other noncurrent assets, respectively.
Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Clinical trial related costs	$6,549	$5,294
Selling and marketing related costs	1,972	1,997
Legal and other professional fees	608	550
Manufacturing related costs	—	201
Other	620	328
Total	$9,749	$8,370

6.Fair Value of Financial Instruments

Fair Value of Financial Assets

The fair values of the Company’s assets, including the money market funds, investments in marketable fixed income debt securities classified as cash and cash equivalents, and restricted cash measured on a recurring basis as of March 31, 2022 and December 31, 2021, respectively, are summarized in the following tables (in thousands):

	March 31, 2022				December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds (1)	$5,121	$—	$—	$5,121	$11,176	$—	$—	$11,176
Total assets	$5,121	$—	$—	$5,121	$11,176	$—	$—	$11,176
_____________________
(1) Included as a component of cash and cash equivalents and restricted cash on the accompanying condensed consolidated balance sheet.

Fair Value of Financial Liabilities

The fair values of the Company’s debt instruments and derivative liabilities embedded in the convertible preferred stock host contract as discussed in Note 8- Stockholders' Deficit measured on a recurring basis as of March 31, 2022 and December 31, 2021, respectively, are summarized in the following tables (in thousands):

					Fair Value
March 31, 2022	Principal Amount	Unamortized Issuance Costs	Accrued Interest	Net Carrying Amount	Amount	Leveling
Baker Notes(1)(2)	$27,323	$—	$683	$28,006	$86,089	Level 3
Adjuvant Notes(3)	25,000	(136)	2,867	27,731	27,731	Level 3
January 2022 Notes(1)	5,882	—	63	5,945	118	Level 3
March 2022 Notes(1)	7,451	—	31	7,482	149	Level 3
Derivative Liability - Convertible Preferred Stock	—	—	—	—	92	Level 3
Derivative Liability - January 2022 Warrants	—	—	—	—	3,857	Level 3
Derivative Liability - March 2022 Warrants	—	—	—	—	3,893	Level 3

					Fair Value
December 31, 2021	Principal Amount	Unamortized Issuance Costs	Accrued Interest	Net Carrying Amount	Amount	Leveling
Baker Notes(1)(2)	$27,323	$—	$698	$28,021	$81,717	Level 3
Adjuvant Notes(3)	25,000	(146)	2,355	27,209	27,209	Level 3
Derivative Liability - Convertible Preferred Stock	—	—	—	—	202	Level 3
____________________
(1) These liabilities are recorded on the condensed consolidated balance sheet at fair value. Therefore, the principal and accrued interest was included in the fair value determination and debt issuance costs were expensed.
(2) The Baker Notes principal amount includes $2.3 million in interest that was paid-in-kind.
(3) The Adjuvant notes are recorded on the condensed consolidated balance sheet at the net carrying amount which includes the principal, unamortized issuances costs, and accrued interest.

Change in Fair Value of Level 3 Financial Liabilities
The following tables summarize the changes in Level 3 financial liabilities related to derivative liabilities, the January 2022 Notes, the March 2022 Notes, and the Baker Notes measured at fair value on a recurring basis for the three months ended March 31, 2022 (in thousands):

	Derivative Liability - Convertible Preferred Stock Conversion Feature	Derivative Liability - January 2022 Warrants	Derivative Liability - March 2022 Warrants	Derivative Liabilities Total	Term Notes - January 2022 Notes	Term Notes - March 2022 Notes	Term Notes Total	Baker First Closing Notes	Baker Second Closing Notes	Baker Notes Total
Balance at December 31, 2021	$202	$—	$—	$202	$—	$—	$—	$49,030	$32,687	$81,717
Balance at issuance	—	4,562	6,025	10,587	116	149	265	—	—	—
Change in fair value presented in the Condensed Consolidated Statements of Operations	(83)	(705)	(2,132)	(2,920)	2	—	2	2,732	1,821	4,553
Change in fair value presented in the Condensed Consolidated Statements of Comprehensive Operations	—	—	—	—	—	—	—	(109)	(72)	(181)
Conversion of series B-2 convertible preferred stock	(27)	—	—	(27)	—	—	—	—	—	—
Balance at March 31, 2022	$92	$3,857	$3,893	$7,842	$118	$149	$267	$51,653	$34,436	$86,089

The following table summarizes the changes in Level 3 financial liabilities related to the Baker Notes measured at fair value on a recurring basis for the three months ended March 31, 2021 (in thousands):

	Baker First Closing Notes	Baker Second Closing Notes	Total
Balance at December 31, 2020	$30,451	$20,301	$50,752
Change in fair value	85	57	142
Balance at March 31, 2021	$30,536	$20,358	$50,894

Valuation Methodology
Baker Notes

The fair value of the Baker Notes issued as described in Note 4- Debt, and subsequent changes in fair value recorded at each reporting date, were determined using a Monte Carlo simulation-based model. Monte Carlo simulation was used to take into account several factors, including the future value of the Company's common stock, a potential change of control event, the probability of meeting certain debt covenants, the maturity term of the Baker Notes, the probability of an event of voluntary conversion of the Baker Notes, exercise of the put right, and exercise of the Company's call right.

Derivative Liabilities

The fair value of the derivative liabilities embedded in the convertible preferred stock host contract as described in Note 8- Stockholders' Deficit, and subsequent changes in fair value recorded at each reporting date, were determined using a Monte Carlo simulation-based model. Monte Carlo simulation was used to take into account several path dependencies including the future value of the Company's common stock, ability to raise additional funds in near term, risk of dissolution, a potential change of control event, and the probability of converting the remaining shares of convertible preferred stock before they become redeemable.

January and March 2022 Notes

The fair value of the January and March 2022 Notes issued as described in Note 4- Debt, and subsequent changes in fair value recorded at each reporting date, were determined using a probability weighted expected return method (PWERM) model. PWERM was used to take into account several factors, including the future value of the Company's common stock, a potential change of control event, the probability of meeting certain debt covenants, the maturity term of the January and March 2022 Notes, exercise of the put right, and exercise of the Company's call right.

January and March 2022 Warrants

The fair values of the January and March 2022 Warrants issued during the first quarter of 2022 as described in Note 4- Debt were determined using the Black-Scholes option pricing model based on the following weighted-average assumptions for the period indicated.

Three Months Ended March 31, 2022
Expected volatility	105.4%
Risk-free interest rate	1.5%
Expected dividend yield	—%
Expected term (years)	5.0

7.Commitments and Contingencies

Operating Leases

Fleet Lease

In December 2019, the Company and Enterprise FM Trust (the Lessor) entered into a Master Equity Lease Agreement whereby the Company leases vehicles to be delivered by the Lessor from time to time with various monthly costs depending on whether the vehicles are delivered for a term of 24 or 36 months, commencing on each corresponding delivery date. The leased vehicles are for use by eligible employees of the Company's commercial operations personnel. As of March 31, 2022, there was a total of 71 leased vehicles. The Company maintains a letter of credit as collateral in favor of the Lessor, which was included in restricted cash in the condensed consolidated balance sheet. As of March 31, 2022 and December 31, 2021, this letter of credit was $0.3 million. The Company determined that the leased vehicles are accounted for as operating leases under ASC 842, Leases (ASC 842).

2020 Lease and the First Amendment

On October 3, 2019, the Company entered into an office lease for approximately 24,474 square feet (the Existing Premises) pursuant to a non-cancelable lease agreement (the 2020 Lease). The 2020 Lease commenced on April 1, 2020 and will expire on September 30, 2025, unless terminated earlier in accordance with its terms. The Company has a right to extend the term of the lease for an additional five years, although at this time the Company does not anticipate exercising such extension. The Company provided the landlord with a $750,000 security deposit in the form of a letter of credit for the Existing Premises. On April 14, 2020, the Company entered into the first amendment to the 2020 Lease for an additional 8,816 rentable square feet of the same office location (the Expansion Premises), which commenced on September 1, 2020 and will expire on September 30, 2025. The Company provided an additional $50,000 in a letter of credit for the Expansion Premises. As of March 31, 2022 and December 31, 2021, restricted cash maintained as collateral for the Company’s security deposit was $0.8 million.

Supplemental Financial Statement Information

		Three Months Ended March 31,
Lease Cost (in thousands)	Classification	2022	2021
Operating lease expense	Research and development	$86	$144
Operating lease expense	Selling and marketing	231	246
Operating lease expense	General and administrative	259	203
Total		$576	$593

Lease Term and Discount Rate	March 31, 2022	December 31, 2021
Weighted Average Remaining Lease Term (in years)	3.38	3.58
Weighted Average Discount Rate	12%	12%

Maturity of Operating Lease Liabilities (in thousands)	March 31, 2022
Remainder of 2022 (9 months)	$1,818
Year ending December 31, 2023	2,160
Year ending December 31, 2024	2,192
Year ending December 31, 2025	1,502
Total lease payments	7,672
Less: imputed interest	(1,395)
Total	$6,277

	Three Months Ended March 31,
Other information (in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows in operating leases	$634	$486

Other Contractual Commitments

In November 2019, the Company entered into a supply and manufacturing agreement with a third party to manufacture Phexxi, with potential to manufacture other product candidates in accordance with all applicable current good manufacturing practice regulations, pursuant to which the Company has certain minimum purchase commitments based on the forecasted product sales. The amounts purchased under the supply and manufacturing agreement were zero and $1.1 million for the three months ended March 31, 2022 and 2021, respectively.

Contingencies

From time to time, the Company has become and may become involved in certain lawsuits and legal proceedings which arise in the ordinary course of business. On December 14, 2020, a trademark dispute captioned TherapeuticsMD, Inc. v. Evofem Biosciences, Inc., was filed in the United States District Court for the Southern District of Florida against the Company, alleging infringement of certain trademarks owned by TherapeuticsMD under federal and state law (Case No. 9:20-cv-82296). The Company answered the claims and counterclaimed against TherapeuticsMD on April 5, 2021. The Company filed a motion for summary judgment and motions to exclude experts. The Company’s motion was denied and TherapeuticsMD’s motion was also denied as to the claims and counterclaim, but granted in part as to two affirmative defenses. The trial on TherapeuticsMD’s claims and the Company's counterclaim is currently set for July 12, 2022. The Company intends to vigorously defend its positions. However, litigation is subject to inherent uncertainties and an adverse result in those or other matters may arise from time to time that may harm its financial position, or our business and the outcome of these matters cannot be ultimately predicted. The Company is unable to predict the ultimate outcome and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.

As of March 31, 2022, there were no other claims or actions pending against the Company, which management believes has a probable, or reasonably possible, probability of an unfavorable outcome.

Intellectual Property Rights

In 2014, the Company entered into an amended and restated license agreement (the Rush License Agreement) with Rush University Medical Center (Rush University) pursuant to which Rush University granted the Company an exclusive, worldwide license of certain patents and know-how related to its multipurpose vaginal pH modulator technology. Pursuant to the Rush License Agreement, the Company is obligated to pay to Rush University an earned royalty based upon a percentage of net sales in the range of mid-single digits. In September 2020, the Company entered into the first amendment to the Rush License Agreement, pursuant to which the Company is also obligated to pay a minimum annual royalty amount of $100,000 to the extent the earned royalties do not equal or exceed $100,000 commencing January 1, 2021. Such royalty costs were $0.3 million and an immaterial amount for the three months ended March 31, 2022 and 2021, respectively.

8.Stockholders' Deficit

Warrants

In April and June 2020, pursuant to the Baker Bros. Purchase Agreement, as discussed in Note 4- Debt, the Company issued warrants to purchase up to 341,530 shares of common stock in a private placement at an exercise price of $36.60 per share. As discussed in Note 4- Debt, the Second Baker Amendment provides that the exercise price of the Baker Warrants will equal the conversion price of the Baker Notes. As of March 31, 2022, the exercise price of the Baker warrants was reset to $4.87305.

In January 2022, pursuant to the January 2022 Securities Purchase Agreement as discussed in Note 4- Debt, the Company issued warrants to purchase up to 1,000,400 shares of common stock in a registered direct offering at an exercise price of $5.88 per share. In March 2022, pursuant to the March 2022 Securities Purchase Agreement as discussed in Note 4- Debt, the Company issued warrants to purchase up to 1,037,885 shares of common stock in a registered direct offering at an exercise price of $7.18 per share.

As of March 31, 2022, warrants to purchase up to 6,556,094 shares of the Company’s common stock remain outstanding at a weighted average exercise price of $16.34 per share. These warrants are summarized below:

Type of Warrants	Underlying Common Stock to be Purchased	Exercise Price	Issue Date	Exercise Period
Common Warrants	78	$768.60	August 17, 2012	August 17, 2012 to July 17, 2022
Common Warrants	520	$55.35	June 11, 2014	June 11, 2014 to June 11, 2024
Common Warrants	56,578	$112.50	May 24, 2018	May 24, 2018 to May 24 2025
Common Warrants	12	$112.50	June 26, 2018	June 26, 2018 to June 26, 2025
Common Warrants	111,111	$95.70	April 11, 2019	October 11, 2019 to April 11, 2026
Common Warrants	185,185	$95.70	June 10, 2019	December 10, 2019 to June 10, 2026
Common Warrants	204,918	$4.87	April 24, 2020	April 24, 2020 to April 24, 2025
Common Warrants	136,612	$4.87	June 9, 2020	June 9, 2020 to June 9, 2025
Common Warrants	3,822,793	$15.00	May 20, 2021	May 20, 2021 to May 22, 2023
Common Warrants	1,000,401	$5.88	January 13, 2022	March 1, 2022 to March 1, 2027
Common Warrants	1,037,886	$7.18	March 1, 2022	March 1, 2022 to March 1, 2027
Total	6,556,094

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

The Series B-1 and B-2 Convertible Preferred Stock were convertible into shares of common stock at any time at a conversion price per share of the greater of $9.00 (Fixed Conversion Price), or the price computed as the product of 0.85 multiplied by the arithmetic average of the closing sale prices of a share of the Company's common stock during the five consecutive trading-day period immediately preceding the conversion date (Variable Conversion Price). On October 12, 2021, Keystone Capital converted their 5,000 shares of B-1 Convertible Preferred Stock at a conversion price of $9.45 per share into 529,100 shares of the Company's common stock. Pursuant to the terms of the Series B-2 Convertible Preferred Stock, the Fixed Conversion Price was adjusted during the first quarter of 2022 for certain dilutive issuances. The adjustment period ended on April 25, 2022 and the Fixed Conversion Price was fixed at $2.66 from the sale of common stock pursuant to the Seven Knots Purchase Agreement.

On March 24, 2022, the Company, entered into an exchange agreement with the holder of its Series B-2 Convertible Preferred Stock, pursuant to which the holder agreed to exchange 1,700 shares of the Series B-2 Convertible Preferred Stock in consideration for 1,700 shares of the Company’s Series C Convertible Preferred Stock, par value $0.0001 per share, $1,000.00 per share stated value. Except with respect to voting provisions, the Series C and Series B-2 Preferred Stock had substantially similar terms.

Common Stock

Public Offerings

On March 29, 2021, the Company completed an underwritten public offering (the March 2021 Public Offering), whereby the Company issued 1,142,857 shares of common stock at a price to the public of $26.25 per share (the March 2021 Public Offering Price). The Company received proceeds from the March 2021 Public Offering of approximately $28.0 million, net of underwriting discounts. In addition, the Company granted the underwriters a 30 days overallotment option to purchase up to an additional 171,428 shares of its common stock at the March 2021 Public Offering Price, less applicable underwriting discounts. On April 6, 2021, the underwriters exercised their overallotment option in full and the Company received proceeds of approximately $4.2 million, net of underwriting discounts. The common stock issued in the March 2021 Public Offering were registered pursuant to a shelf registration statement on Form S-3 (File No. 333-253881) filed with the SEC on March 4, 2021 and declared effective on March 11, 2021.

On May 20, 2021, the Company completed an underwritten public offering (the May 2021 Public Offering), whereby the Company issued 3,333,333 shares of common stock at a price to the public of $15.00 per share and accompanying common warrants to purchase 3,333,333 shares of common stock. The common warrants have an exercise price of $15.00 per share and can be exercised any time through May 22, 2023. The Company received proceeds from the May 2021 Public Offering of approximately $46.8 million, net of underwriting discounts and fees. In addition, the Company granted the underwriters a 30-day overallotment option to purchase up to an additional 500,000 shares of its common stock at $14.85 per share, less applicable underwriting discounts, and/or common warrants to purchase 500,000 shares of common stock, at $0.15 per warrant, less applicable underwriting discounts. On May 20, 2021, the underwriters exercised their overallotment option to purchase warrants in full and the Company received proceeds of approximately $0.1 million, net of underwriting discounts. On May 24, 2021, the underwriters exercised their overallotment option to purchase common stock and the Company issued an additional 169,852 shares of common stock and received proceeds of approximately $2.4 million, net of underwriting discounts. The common stock issued in the May 2021 Public Offering were registered pursuant to a shelf registration statement on Form S-3 (File No. 333-253881) filed with the SEC on March 4, 2021 and declared effective on March 11, 2021.

Common Stock Purchase Agreement

On February 15, 2022, the Company entered into a common stock purchase agreement (the Stock Purchase Agreement) with Seven Knots, LLC (Seven Knots), pursuant to which Seven Knots has agreed to purchase from the Company up to $50.0 million in shares of the Company's common stock. Sales made to Seven Knots are at the Company's sole discretion, and the Company controls the timing and amount of any and all sales. The price per share is based on the market price of the Company's common stock at the time of sale as computed under the Stock Purchase Agreement. As consideration for Seven Knots’ commitment to purchase shares of common stock, the Company issued 128,172 shares of common stock to Seven Knots as commitment fee shares and as of March 31, 2022, issued 1,080,942 shares of its common stock at a weighted average purchase price of $5.40 per share.

Sales of common stock to Seven Knots are subject to customary 4.99% and 19.99% beneficial ownership limitations. The Stock Purchase Agreement will terminate on the earliest of March 1, 2024, or when Seven Knots has purchased from the Company $50.0 million in shares of the Company's common stock, or as otherwise determined by the Stock Purchase Agreement at the Company’s option.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows in common equivalent shares as of March 31, 2022:

Common stock issuable upon the exercise of stock options outstanding	897,958
Common stock issuable upon the exercise of common stock warrants	6,556,094
Common stock available for future issuance under the 2019 ESPP	138,872
Common stock available for future issuance under the Amended and Restated 2014 Plan	162,295
Common stock available for future issuance under the Amended Inducement Plan	57,038
Common stock reserved for the conversion of preferred stock	892,664
Common stock reserved for the conversion of convertible notes	6,256,088
Total common stock reserved for future issuance	14,961,009

9.Stock-based Compensation

Equity Incentive Plans
The following table summarizes stock-based compensation expense related to stock options, restricted stock awards (RSAs) granted to employees, non-employee directors and consultants, and the 2019 Employee Stock Purchase Plan (the 2019 ESPP) included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$175	$543
Selling and marketing	163	740
General and administrative	729	2,181
Total	$1,067	$3,464

Stock Options

There were 217,718 shares of stock options granted during the three months ended March 31, 2022. As of March 31, 2022, unrecognized stock-based compensation expense for employee stock options was approximately $7.0 million, which the Company expects to recognize over a weighted-average remaining period of 2.8 years, assuming all unvested options become fully vested.

Restricted Stock Awards

There were 157,333 shares of performance-based RSAs granted during the three months ended March 31, 2022 to the Company's executive management team. The vesting conditions for the performance-based RSAs are connected to the Company’s achievement of certain performance milestones during the current fiscal year.

For the performance-based RSAs, (i) the fair value of the award is determined on the grant date; (ii) the Company assesses the probability of achieving each individual milestone associated with the award using reasonable assumptions based on the Company's operation performance towards each milestone; (iii) the fair value of the shares subject to the milestone is expensed over the implicit service period commencing once management believes the performance criteria is probable of being met; and (iv) the Company reassesses the probability of achieving each individual milestone at each reporting date, and any change in estimate is accounted for through a cumulative adjustment in the period when the change in estimate occurs. The non-performance based RSAs are valued at the fair value on the grant date and the associated expenses will be recognized over the vesting period.

As of March 31, 2022, unrecognized noncash stock-based compensation expense related to the unvested RSAs was approximately $1.0 million, all of which is related to the performance-based RSAs. The expense recognition for unvested performance-based RSAs is dependent upon the probability of milestone achievement in 2022.

Employee Stock Purchase Plan

The purchase price under the 2019 ESPP is 85% of the lesser of the fair market value of the common stock on the first or the last business day of an offering period. During the three months ended March 31, 2022, there were no shares of common stock purchased under the 2019 ESPP.

The fair value of shares to be issued to employees under the 2019 ESPP is estimated using a Black-Scholes option-pricing model at the grant date, which requires the use of subjective and complex assumptions, including (i) the expected stock price volatility, (ii) the calculation of the expected term of the award, (iii) the risk-free interest rate and (iv) the expected dividend yield. No grant date fair value calculation was performed during three months ended March 31, 2022 and 2022.

10.Subsequent Events

Subsequent events were evaluated through the filing date of this Quarterly Report, May 10, 2022.

Adjuvant Amendment

As described in Note 4- Debt, we entered into the Adjuvant Amendment with the Adjuvant Purchasers on April 4, 2022.

Exchange Agreements

On May 4, 2022, the Company entered into amendment and exchange agreements with Keystone Capital, Seven Knots, and the January and March 2022 Purchasers (collectively, the Investors), pursuant to which the Investors agreed to exchange the January and March 2022 Notes, 2,100 shares of Series B-2 Convertible Preferred Stock, 1,700 shares of Series C Convertible Preferred, and 533,333 shares of the Company’s Common Stock for (i) new 5.0% Senior Subordinated Notes with an aggregate principal amount of $22.2 million (the New Notes), (ii) 208,333 new shares of Common Stock and (iii) new warrants to purchase up to 833,333 shares of Common Stock (the New Warrants).

The New Notes are substantially similar to the January and March 2022 Notes, except that (i) the maturity date of the New Notes is August 1, 2022 and (ii) the holders of the New Notes may require the Company to redeem or exchange up to 100% of the New Notes upon the occurrence of certain subsequent transactions (each, a Subsequent Transaction Optional Redemption). Pursuant to the terms of the New Notes and subject to certain conditions described in the New Notes, if the Company completes an underwritten public offering of at least $20 million complying with certain conditions (an Underwritten Offering) and the holder of the New Notes does not participate in the Underwritten Offering, then such holder will forfeit their right to Subsequent Transaction Optional Redemption solely with respect to such Underwritten Offering and amounts that may be due pursuant to the New Notes will not be due and payable until the three-month anniversary of the initial closing of the Underwritten Offering.

The New Warrants have an exercise price of $2.4765 per share and were exercisable immediately with a five year term.

Reverse stock split

On May 4, 2022, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to effect a one-time reverse stock split of the Company’s common stock, par value $0.0001 per share, at a ratio of one-for-15 (the Reverse Stock Split).

The Reverse Stock Split became effective on May 5, 2022 upon the closing of trading on the Nasdaq Capital Market (the Effective Time). Trading of the Company’s common stock on the Nasdaq Capital Market continued, on a post-split adjusted basis, on May 6, 2022, under the existing trading symbol “EVFM.” At the Effective Time, every 15 shares of the Company’s issued and outstanding common stock were automatically converted into one share of common stock, without any change to the par value per share. In addition, proportionate adjustments were made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options and warrants to purchase shares of common stock, the number of shares issuable upon the vesting of all RSAs, and the number of shares of common stock reserved for issuance pursuant to the Company’s equity incentive compensation plans, convertible notes and convertible preferred stock. Any stockholder who would otherwise be entitled to a fractional share of the Company’s common stock created as a result of the Reverse Stock Split is entitled to receive a cash payment equal to the product of such resulting fractional interest in one share of the Company’s common stock multiplied by the closing trading price of the Company’s common stock on the trading day immediately preceding the Effective Time. These interim condensed consolidated financial statements are retrospectively adjusted for this reverse stock split.

Common stock sales

In April and May 2022, the Company received net proceeds of approximately $1.3 million from sales of common stock pursuant to the Stock Purchase Agreement.

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

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. For additional context with which to understand our financial condition and results of operations, see the audited consolidated financial statements and accompanying notes contained therein as of December 31, 2021 and 2020 and related notes in the Company’s Annual Report on Form 10-K as filed with the SEC on March 10, 2022 (2021 Audited Financial Statements). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under Item 1A of Part I of the 2021 Audited Financial Statements. Unless otherwise defined in this section, the defined terms in this section have the meanings set forth in the 2021 Audited Financial Statements.

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

Phexxi as a Contraceptive; Commercial Strategies
Our sales force promotes Phexxi directly to obstetrician/gynecologists and their affiliated health professionals, who collectively write the majority of prescriptions for contraceptive products. As of March 31, 2022, our sales force consisted of 56 sales representatives and 8 business managers, supported by a self-guided virtual health care provider (HCP) learning platform. Additionally, we offer women direct access to Phexxi via our telehealth platform. Using the platform, women can directly meet with an HCP to determine their eligibility for a Phexxi prescription and, if eligible, have the prescription written by the HCP, filled, and mailed directly to them by a third-party pharmacy.
Our comprehensive commercial strategy for Phexxi includes marketing and product awareness campaigns targeting women of reproductive potential in the United States as well as certain identified target HCP segments. Our target audience includes the approximately 23 million women who are not using hormonal contraception and the approximately 18.8 million women who are using a prescription contraceptive, some of whom, particularly pill users, may be ready to move to an FDA-approved, non-invasive hormone-free contraceptive. In addition to marketing and product awareness campaigns, our commercial strategy includes payer outreach and execution of our consumer digital and media strategy.
According to our market research since Phexxi’s commercial launch, HCPs indicate they would recommend Phexxi to approximately:
•47% of patients experiencing side effects from current contraception;
•37% of patients using non-hormonal prescription contraception;
•36% of patients seeking pregnancy prevention; and
•19% of patients using hormonal prescription contraception.
Additional research into the demographics of more than 1,300 women who are using Phexxi revealed that 60% of Phexxi users are between 18 to 34 years of age. Among the subset of Phexxi users for whom prior contraceptive data is available (n=413), 39% of women who had recently started Phexxi switched over from either an oral contraceptive, hormone patch or ring, or long-acting reversible contraception.

In February 2021, we launched a direct-to-consumer advertising campaign, known as “Get Phexxi,” designed to increase awareness and educate women on the benefits of Phexxi. The campaign highlighted some of the struggles women face when choosing among the many available methods of contraception, including the lack of control with condoms, daily use of the pill, and abstinence required for cycle tracking.
In September 2021, we launched a national brand ambassador campaign featuring Emmy Award-winning celebrity Annie Murphy, designed to broaden awareness and drive uptake of Phexxi. This campaign, known as “House Rules,” has significantly raised our target audience awareness of Phexxi, while also driving women to their HCP to request a sample. More importantly, it has also helped drive significant increases in new HCPs recommending and prescribing Phexxi, among other key metrics. Over the course of 2021, ex-factory units grew quarter over quarter, with the most significant growth in the fourth quarter following “House Rules;” Phexxi units shipped increased 73% as compared to the prior quarter, propelled by a 56% increase in new patients starting Phexxi and a 111% increase in refills as compared to the prior quarter.
The first quarter of 2022 reflected anticipated softness in Phexxi prescription and dispensed unit growth due to the annual reset of patient healthcare deductibles, which impacted most contraceptive brands, as well as from adjustments to Evofem’s patient support programs in January 2022 intended to increase the profit margin on Phexxi units dispensed and support continued net product sales growth. The Company forecasted that Phexxi total prescriptions and dispensed units would rebound in eight to ten weeks, which we achieved with a strong uptick in March 2022, our second highest month of ex-factory sales since launch.
We continue working to increase the number of lives covered and to gain a preferred formulary position for Phexxi. As of March 31, 2022, approximately 63% of Phexxi prescriptions are being approved. We have coverage for approximately 55% of U.S. commercial lives, including approximately 9 million commercial lives covered at no out-of-pocket cost and approximately 13.7 million commercial lives covered under our December 2020 contract award from the U.S. Department of Veterans Affairs. On January 1, 2021, the U.S. Medicaid population gained access to Phexxi through our participation in the Medicaid National Drug Rebate Program. Medicaid provides health coverage to approximately 68 million members, including approximately 16.8 million women 19 to 49 years of age.
Phexxi is classified in the databases and pricing compendia of Medi-Span and First Databank, two major drug information databases that payers can consult for pricing and product information, as the first and only “Vaginal pH Modulator.”
Phexxi for the Prevention of Chlamydia and Gonorrhea
Our lead clinical program is evaluating Phexxi for the prevention of urogenital chlamydia and gonorrhea infections in women - two of the most pervasive sexually transmitted infections in the United States. Currently, there are no FDA‑approved prescription products for the prevention of either of these common STIs.

The Centers for Disease Control and Prevention (CDC) estimates that 4.0 million and 1.6 million new cases of chlamydia and gonorrhea, respectively, occurred in 2018 alone, despite its recommendation for condom use to prevent STIs. The number of reported cases is lower than the estimated total number because infected people are often unaware of, and do not seek treatment for their infections. Almost 60% of women infected with chlamydia have no symptoms. Chlamydia is the most frequently reported bacterial infection in the U.S. and can cause serious, permanent damage to a woman's reproductive system and make it difficult or impossible for a woman to become pregnant later in life.

Chlamydia and gonorrhea have been reported to be responsible for one-third to one-half of pelvic inflammatory disease (PID) cases. PID can cause serious, long-term problems including infertility, ectopic pregnancy, and chronic pelvic pain.

The direct medical costs of chlamydia and gonorrhea in the U.S. were $691 million and $271 million, respectively, in 2018 alone. According to the CDC, any sexually active person can be infected with chlamydia or gonorrhea; based on these reports, an estimated 78 million women 18-65 years of age who are sexually active in the United States could be at risk to contract these STIs. We believe this represents a significant unmet medical need, as well as a commercial opportunity.
In October 2020, based on positive and statistically significant top-line results of our Phase 2B/3 AMPREVENCE trial, we initiated our Phase 3 EVOGUARD clinical trial. This randomized, placebo-controlled confirmatory trial was designed to enroll 1,730 women with a prior chlamydia or gonorrhea infection and who were at risk for future infection. Participants are enrolled for a 16-week interventional phase followed by a one-month follow-up period. We completed enrollment in March 2022 and expect to report top-line EVOGUARD results by October 31, 2022. Assuming positive results from the trial, we expect to submit a marketing application for Phexxi in the first half of 2023. Both potential indications have received Fast Track Designations, with which comes the opportunity for priority review consideration.

Additionally, the FDA has designated EVO100 (the investigational name for Phexxi) as a Qualified Infectious Disease Product (QIDP) for the prevention of both chlamydia and gonorrhea in women, which provides several important potential advantages, including, but not limited to, longer market exclusivity.

Multipurpose Prevention Technology Vaginal Gel for HIV Prevention

In December 2021, we launched a collaboration with Orion Biotechnology Canada, Ltd. (Orion) to evaluate the compatibility and stability of Orion's novel CCR5 antagonist, OB-002, in Phexxi with the goal of developing a Multipurpose Prevention Technology (MPT) product candidate for indications including the prevention of HIV in women. This collaboration will focus on determining compatibility and stability of OB-002 in Phexxi and is expected to yield results in the third quarter of 2022. Assuming positive results, Evofem and Orion will seek government and philanthropic funding for subsequent clinical trials of the MPT vaginal gel product candidate.

Financial Operations Overview

Net Product Sales

Our revenue recognition is based on unit shipments from our third-party logistics warehouse to our customers, which consist of wholesale distributors, retail pharmacies, and a mail-order specialty pharmacy. We have recognized net product sales in the United States since the commercial launch of Phexxi in September 2020; the quarter ended March 31, 2022 is our sixth full quarter of commercialization.

We intend to out-license commercialization rights for Phexxi to one or more pharmaceutical companies or other qualified potential partners for countries or regions outside of the United States. We are currently in discussion with potential partners for various geographies. We cannot forecast when or if these arrangements will be secured, the structure or potential amount of revenues from these arrangements, whether upfront, milestone-related or related to future Phexxi sales (assuming approval of Phexxi for commercial sale outside of the United States), or to what degree these arrangements would affect our development plans, future revenues and overall capital requirements.

In October 2021, we submitted the registration for our hormone-free contraceptive vaginal gel to the Mexican Regulatory Agency Comisión Federal para la Protección contra Riesgos Sanitarios. This is the first of several strategic regulatory submissions planned under Evofem's 2020 Global Health Agreement with Adjuvant Capital.

Cost of Goods Sold

Inventory costs include all purchased materials, direct labor and manufacturing overhead.

In addition, we are obligated to pay quarterly royalty payments pursuant to our license agreement with Rush University, in amounts equal to a single-digit percentage of the gross amounts we receive on a quarterly basis less certain deductions incurred in the quarter based on a sliding scale. We are also obligated to pay a minimum annual royalty amount of $100,000 to the extent these earned royalties do not equal or exceed $100,000 in any given year. A minimum annual royalty amount of $100,000 was first required for the annual period commencing on January 1, 2021. These royalty costs were approximately $0.3 million and an immaterial amount for the three months ended March 31, 2022 and 2021, respectively, and was included in the costs of goods sold in the condensed consolidated financial statements.

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

We expense internal and third-party research and development expenses as incurred. The following table summarizes research and development expenses by product candidate (in thousands):

	Three Months Ended March 31,
	2022	2021
Allocated third-party development expenses:
Phexxi for prevention of chlamydia/gonorrhea- Phase 3 (EVOGUARD)	$8,287	$4,262
Total allocated third-party development expenses	8,287	4,262
Unallocated internal research and development expenses:
Noncash stock-based compensation expenses	175	543
Payroll and related expenses	1,366	1,634
Outside services costs	245	524
Other	318	299
Total unallocated internal research and development expenses	2,104	3,000
Total research and development expenses	$10,391	$7,262

Costs for our clinical development programs are very difficult to predict and may vary significantly for Phexxi for the prevention of chlamydia and gonorrhea and any future product candidate we may seek to develop. We anticipate that we will determine which programs and product candidates to pursue, as well as the most appropriate funding allocations for each program and product candidate, on an ongoing basis in response to the results of ongoing and future clinical trials, regulatory developments, and our ongoing assessments of the commercial potential of each current or future product candidate. We expect research and development expenses to decrease slightly in 2022 compared to 2021 primarily due to the anticipated completion of EVOGUARD, from which we expect to report top-line results by October 31, 2022. We will need to raise significant additional capital in the future to complete EVOGUARD and for clinical development of any future product candidates.

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
Selling and Marketing Expenses

Our selling and marketing expenses consist primarily of Phexxi commercialization costs, including DTC and HCP advertising, the Phexxi telehealth platform, our sample program, training, salaries, benefits, travel, noncash stock-based compensation expense, and other related costs for our employees and consultants.

We expect our selling and marketing expenses to decrease significantly in 2022 compared to 2021 due to reductions in media and marketing activities related to ongoing Phexxi promotional strategies.

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

We expect our general and administrative expenses to increase in 2022 compared to 2021 primarily due to increased general legal expenses and recruiting and financing related fees.

Other Income (Expense)

Other income (expense) consists primarily of interest expense, loss on issuance and the change in fair value of financial instruments issued in various capital raise transactions. The change in fair value of financial instruments was recognized as a result of mark-to-market adjustments for those financial instruments.

Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021 (in thousands):

Net Product Sales

	Three Months Ended March 31,		2022 vs. 2021
	2022	2021	$ Change	% Change
Product sales, net	$4,251	$1,105	$3,146	285%

Phexxi was commercially launched in September 2020. The increase in product sales, net, was primarily due to the continued growth in ex-factory unit sales since commercial launch, and an increase in both gross and net sales from the impact of Phexxi promotional strategies and gross-to-net improvement initiatives implemented since the commercial launch.

Cost of Goods Sold

	Three Months Ended March 31,		2022 vs. 2021
	2022	2021	$ Change	% Change
Cost of goods sold	$1,066	$506	$560	111%

The increase in cost of goods sold was primarily due to the increase in sales in the current period versus the same period in the prior year.

Research and Development Expenses

	Three Months Ended March 31,		2022 vs. 2021
	2022	2021	$ Change	% Change
Research and development	$10,391	$7,262	$3,129	43%

The increase in research and development expenses was primarily due to a $3.8 million increase in clinical trial costs associated with EVOGUARD. This increase was partially offset by a $0.4 million decrease in noncash stock-based compensation and a $0.3 million decrease in payroll and related expenses due to lower headcount.

Selling and Marketing Expenses

	Three Months Ended March 31,		2022 vs. 2021
	2022	2021	$ Change	% Change
Selling and marketing	$12,705	$30,525	$(17,820)	(58)%

The decrease in selling and marketing expenses was primarily due to a $15.1 million decrease in media and marketing costs related to promotional strategies, especially those focused on DTC campaigns, a $1.6 million decrease in payroll and related expenses due to decreased headcount, a $0.6 million decrease in noncash stock-based compensation, and a $0.5 million decrease in costs for outside services associated with medical affairs and marketing activities. These aggregated decreases were offset in part by $0.1 million in costs related to the Phexxi sample program in the first quarter of 2022.

General and Administrative Expenses

	Three Months Ended March 31,		2022 vs. 2021
	2022	2021	$ Change	% Change
General and administrative	$9,018	$7,684	$1,334	17%

The increase in general and administrative expenses was primarily due to a $2.5 million increase in legal and financing related expenses and strategic advisory services and a $0.3 million increase in facilities costs. These aggregated decreases were partially offset by a $1.5 million decrease in noncash stock-based compensation.

Total other expense, net

	Three Months Ended March 31,		2022 vs. 2021
	2022	2021	$ Change	% Change
Total other expense, net	$(2,956)	$(1,280)	$(1,676)	131%

Total other expense, net for the three months ended March 31, 2022 primarily included a $1.6 million recorded loss from the change in fair value of the Baker Notes, January and March 2022 notes, and derivative liabilities, as described in Note 4- Debt, as a result of mark-to-market adjustments during the quarter, a $0.9 million loss on issuance of the January and March 2022 notes and warrants, and $0.5 million in interest expense related to convertible notes.

Total other expense, net, for the three months ended March 31, 2021, primarily included $1.1 million in accrued interest expense related to convertible notes and a $0.1 million recorded loss from the change in fair value of the Baker Notes as a result of mark-to-market adjustments during the quarter.

Liquidity and Capital Resources

Overview

As of March 31, 2022, we had a working capital deficit of $133.1 million and an accumulated deficit of $892.6 million. We have financed our operations to date primarily through the issuance of preferred stock, common stock, warrants and convertible and term notes; cash received from private placement transactions; and, to a lesser extent, product sales. As of March 31, 2022, we had approximately $2.8 million in cash and cash equivalents, and $3.8 million in restricted cash available for use from the Adjuvant Notes (as defined in Note 4- Debt). Our cash and cash equivalents include amounts held in checking accounts, money market funds, and investments in fixed income debt securities with original maturities of less than three months.

We have incurred losses and negative cash flows from operating activities since inception. During the three months ended March 31, 2022, we received gross proceeds of approximately $10.0 million from the sale of notes and warrants in two registered direct offerings, and net proceeds of approximately $5.7 million from the sale and issuance of common stock pursuant to the Stock Purchase Agreement.

We anticipate that we will continue to incur net losses for the foreseeable future. We expect research and development expenses to decrease slightly in 2022 compared to 2021 primarily due to the anticipated completion of EVOGUARD, from which we expect to report top-line results by October 31, 2022. We expect selling and marketing expenses to decrease significantly in 2022 compared to 2021 due to reductions in media and marketing activities related to ongoing Phexxi promotional strategies. Lastly, we expect general and administrative expenses to increase in 2022 compared to 2021 due to increased general legal expenses and recruiting and financing related fees.

We currently expect our liquidity resources as of March 31, 2022 to be sufficient to fund our planned operations into the second quarter of 2022. As of March 31, 2022, our significant commitments for capital expenditures include our office lease, fleet lease, and supply and manufacturing agreement with our Phexxi manufacturer, as described in Note 7- Commitments and Contingencies, and our agreement with our clinical research organization that manages EVOGUARD. The purpose of these commitments is to further the commercialization of Phexxi and the evaluation of Phexxi for potential new indications. We expect to fund these commitments through debt and equity issuances and, to a lesser extent, product sales.

While we expect our liquidity resources to be sufficient in the short term, they will not meet our capital requirements over the next 12 months. We will need to raise significant additional capital in order to fund our future operations, and our operating and capital requirements may change as a result of many factors currently unknown to us. Our management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may include, but are not limited to: public and private placements of equity and/or debt, licensing and/or collaboration arrangements with third parties, or other funding from the government or third parties. Our ability to secure funding is subject to numerous risks and uncertainties, including the impact of the COVID-19 pandemic, geopolitical turmoil related to the ongoing hostilities in Ukraine and economic uncertainty related to rising inflation and disruptions in the global supply chain. As a result, there can be no assurance that these funding efforts will be successful. If we cannot obtain the necessary funding, we will need to delay, scale back, or eliminate some or all of our research and development programs and commercialization efforts; consider other various strategic alternatives, including a merger or sale; or cease operations entirely. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition, and results of operations could be materially adversely affected. The uncertainties associated with our ability to obtain additional equity financing on terms that are favorable to us or at all, our ability to comply with debt covenants in our debt arrangements, enter into collaborative agreements with strategic partners, and succeed in our future operations raise substantial doubt about our ability to continue as a going concern.

The COVID-19 pandemic caused us to delay the commercial launch of Phexxi until September 2020. Also, due in part to the impact of the COVID-19 pandemic, we completed enrollment in the Phase 3 EVOGUARD study in March 2022 with top-line EVOGUARD results expected by October 31, 2022. Our ability to raise additional funds, and the terms on which those funds may be raised, will be dependent, in part, on how successful the commercialization of Phexxi is, whether we are able to gain revenue traction prior to raising such additional funds, and the success of our research and development efforts, including the outcome of EVOGUARD and success in expanding the Phexxi label to include the prevention of chlamydia and gonorrhea. If the COVID-19 pandemic continues to disrupt and negatively impact the commercialization of Phexxi or our research and development efforts, our ability to raise additional funds may be negatively impacted, or we may not be able to obtain funding on terms favorable to us or at all.

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

The opinion of our independent registered public accounting firm on our audited financial statements as of and for the years ended December 31, 2021 and 2020 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. Our unaudited condensed consolidated financial statements as of March 31, 2022 and for three months ended March 31, 2022 and 2021 included in this Quarterly Report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue our operations.

2022 Debt and Equity Financings

As described in Note 4- Debt, we received gross proceeds of approximately $10.0 million, before issuance costs, from the sale of notes and warrants in two registered direct offerings in the first quarter of 2022.

As described in Note 8- Stockholders' Deficit, we received proceeds of approximately $5.7 million, net of fees, from the sale and issuance of common stock pursuant to the Stock Purchase Agreement in the first quarter of 2022.

2021 Equity Financings

As described in Note 8- Stockholders' Deficit, we received proceeds of approximately $28.0 million, net of underwriting discounts, from a public offering in March 2021, upon the issuance of 1,142,857 shares of our common stock, and approximately $4.2 million, net of underwriting discounts, from the issuance of 171,428 shares of common stock upon exercise of the underwriters’ overallotment option in April 2021.

As described in Note 8- Stockholders' Deficit, we received proceeds of approximately $46.8 million, net of underwriting discounts and fees, from a public offering in May 2021, upon the issuance of 3,333,333 shares of common stock and common warrants to purchase 3,333,333 shares of common stock. We received approximately $2.4 million and $0.1 million, both net of underwriting discounts, from the issuance of 169,852 shares of common stock and 500,000 common warrants, respectively, upon exercise of the underwriter’s overallotment option in May 2021.

As described in Note 8- Stockholders' Deficit, we received proceeds of approximately $9.6 million, net of offering expenses, from a registered direct offering in October 2021, upon the issuance of 5,000 shares of Series B-1 Convertible Preferred Stock and 5,000 shares of Series B-2 Convertible Preferred Stock.

2020 Debt and Equity Financing

As described in Note 4- Debt, we received aggregate gross proceeds of $25.0 million upon the first and second closings of convertible senior secured promissory notes pursuant to the Baker Bros. Purchase Agreement during the second quarter of 2020. We also received gross proceeds of $25.0 million from the closing of convertible unsecured promissory notes pursuant to the Adjuvant Purchase Agreement during the fourth quarter of 2020.

We received net aggregate proceeds of $103.7 million in June 2020 upon the issuance and sale of 2,113,333 shares of our common stock from our 2020 Public Offering and net aggregate proceeds of $3.8 million during the first half of 2020 upon the issuance and sale of 45,110 shares of our common stock pursuant to the “at the market” (ATM) program. The ATM program was terminated in June 2020.

Summary Statement of Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Three Months Ended March 31,		2022 vs. 2021
	2022	2021	$ Change	% Change
Net cash, cash equivalents and restricted cash used in operating activities	$(20,919)	$(34,458)	$13,539	(39)%
Net cash, cash equivalents and restricted cash used in investing activities	(66)	(706)	640	(91)%
Net cash, cash equivalents and restricted cash provided by financing activities	15,129	28,006	(12,877)	(46)%
Net decrease in cash, cash equivalents and restricted cash	$(5,856)	$(7,158)	$1,302	(18)%

Cash Flows from Operating Activities. During the three months ended March 31, 2022 and 2021, the primary use of cash, cash equivalents and restricted cash was to fund the commercialization of Phexxi, to fund the Phase 3 clinical trial to evaluate Phexxi for the prevention of chlamydia and gonorrhea, and to support general and administrative operations.

Cash Flows from Investing Activities. During the three months ended March 31, 2022, the change in net cash, cash equivalents and restricted cash used in investing activities was primarily due to $0.1 million in purchases of property and equipment. During the three months ended March 31, 2021, the change in net cash, cash equivalents and restricted cash used in investing activities was primarily due to $1.0 million in purchases of property and equipment, offset by a $0.3 million cash inflow from the sale of Softcup line of business.

Cash Flows from Financing Activities. During the three months ended March 31, 2022, the primary source of cash, cash equivalents and restricted cash was provided from the sale of 1,080,942 shares of common stock for net proceeds of approximately $5.7 million (including $5.4 million in cash and cash equivalents and $0.3 million in other receivables) and gross proceeds of $10.0 million from the sale of term notes and warrants. During the three months ended March 31, 2021, the primary source of cash, cash equivalents and restricted cash was provided from the sale of 1,142,857 shares of common stock for net proceeds of approximately $28.0 million, net of underwriting discounts.

Operating and Capital Expenditure Requirements

Our specific future operating and capital expense requirements are difficult to forecast. However, we can anticipate the general types of expenses and areas in which they might occur in 2022 as follows: we expect research and development expenses to decrease slightly, selling and marketing expenses to decrease significantly, and general and administrative expenses to increase due to the reasons stated under “Operating Expenses” above.

Contractual Obligations and Commitments
Operating Leases
Operating lease right-of-use assets and lease liabilities were $5.0 and $6.3 million on March 31, 2022, respectively, and were $5.4 and $6.8 million on December 31, 2021, respectively. See Note 7- Commitments and Contingencies for more detailed discussions on leases and financial statements information under ASC 842, Leases. Fleet Lease.
Other Contractual Commitments
In November 2019, the Company entered into a supply and manufacturing agreement with a third party to manufacture Phexxi, with potential to manufacture other product candidates in accordance with all applicable current good manufacturing practice regulations, pursuant to which the Company has certain minimum purchase commitments based on the forecasted product sales.
Intellectual Property Rights
As described in Note 7- Commitments and Contingencies, royalty costs owed to Rush University pursuant to the Rush License Agreement were $0.3 million and immaterial for the three months ended March 31, 2022 and 2021, respectively.

Other Matters

Recently Issued Accounting Pronouncements

For information with respect to recent accounting pronouncements, see Note 2- Summary of Significant Accounting Policies to our condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report.

Critical Accounting Policies

Revenue Recognition and Trade Accounts Receivable

The Company recognizes revenue from the sale of its product Phexxi in accordance with ASC 606, Revenue from Contracts with Customers (ASC 606). The provisions of ASC 606 require the following steps to determine revenue recognition: (1) Identify the contract(s) with a customer; (2) Identify the performance obligations in the contract; (3) Determine the transaction price; (4) Allocate the transaction price to the performance obligations in the contract; and (5) Recognize revenue when (or as) the entity satisfies a performance obligation.

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

Revenue recognition is subject to uncertainty due to the variable consideration estimates that are required to be made by management. These estimates include chargebacks, rebates and patient support programs. Management must estimate and accrue for these amounts primarily by estimating the portion of product in the distribution supply channel at the reporting date that will be sold through to an entity or end user that will result in a variable consideration expense. To accomplish this, management relies on historical sales data showing the amount of various end-user consumer types, inventory reports from the wholesale distributors and mail-order specialty pharmacy, and other relevant data reports. As of March 31, 2022 and December 31, 2021, the variable considerations discussed above was recorded in the condensed consolidated balance sheet and consisted of $0.2 million and $0.1 million in contra trade accounts receivable and $1.4 million and $2.2 million in other current liabilities, respectively.

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

During a clinical trial, we adjust the clinical expense recognition if actual results differ from estimates. We make estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical trial accruals are partially dependent upon accurate reporting by CROs and other third-party vendors. Although we do not expect estimates to differ materially from actual amounts, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any reporting period. For the three months ended March 31, 2022 and 2021, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

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

The fair value of the Baker Notes is subject to uncertainty due to the assumptions that are used in the Monte Carlo simulation-based model. These factors include but are not limited to the future value of the Company's common stock, the probability and timing of a potential change of control event, the probability of meeting certain debt covenants, the probability of an event of voluntary conversion of the Baker Notes, exercise of the put right, and exercise of the Company's call right. The fair value of the Baker Notes is sensitive to these estimated inputs made by management that are used in the calculation. The fair value of the Baker Notes was $86.1 million and $81.7 million, as of March 31, 2022 and December 31, 2021, respectively.

Fair Value of the January and March 2022 Notes

We elected the fair value option under ASC 825, Financial Instruments, for the January and March 2022 Notes issued pursuant to the January and March 2022 purchase agreements. Under the fair value option, we recognized the hybrid debt instrument at fair value inclusive of embedded features. The fair value of the January and March 2022 Notes at issuance, and the change in fair value of the January and March 2022 Notes at the reporting date, were determined using a probability weighted expected return method (PWERM) model. PWERM was used to take into account several embedded features and factors, including the future value of our common stock, a potential change of control event, the probability of meeting certain debt covenants, the maturity term of the January and March 2022 Notes, and the probability of exercise of the put right and the probability of exercise of our call right.

The fair value of the January and March 2022 Notes is subject to uncertainty due to the assumptions that are used in the PWERM model. These factors include but are not limited to the future value of the Company's common stock, the probability and timing of a potential change of control event, the probability of meeting certain debt covenants, exercise of the put right, and exercise of the Company's call right. The fair value of the January and March 2022 Notes is sensitive to these estimated inputs made by management that are used in the calculation. As of March 31, 2022, the January and March 2022 Notes each had a fair value of $0.1 million.

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

Fair Value of Purchase Rights

The fair value of the rights granted to the Baker Purchasers to optionally purchase from the Company up to $10.0 million of Baker Notes, as described in Note 4- Debt, at the Baker Purchasers’ discretion at any time prior to the Company receiving at least $100.0 million in aggregate gross proceeds from one or more sales of equity securities issued in connection with the Baker Bros. Purchase Agreement, as described in Note 4- Debt, and the change in fair value of the Baker Purchasers’ option to purchase from the Company up to $10.0 million of Baker Notes upon exercise of such rights, was determined as the maximum of (i) the fair value of rights to purchase the additional $10.0 million Baker Notes and (ii) the fair value of the shares of an as-if converted basis, which was determined by the lattice model. The fair value of rights to purchase the accompanying 136,612 warrants was valued using a Geske option-pricing model. The Geske model was based on the applicable assumptions, including the underlying stock price, warrant exercise price, the exercise price of the rights to purchase the warrants, the term of the warrants, the term of the rights to purchase the warrants, expected volatility of the Company’s peer group, risk-free interest rate and expected dividends.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As described in Note 7- Commitments and Contingencies to the unaudited condensed consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 1, for any required disclosure.

Item 1A. Risk Factors

Except as set forth below, there have not been any material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 10, 2022.

Our shares of common stock could be delisted from the Nasdaq Capital Market which could result in, among other things, a decline in the price of our common stock and less liquidity for holders of shares of our common stock.

Our common stock is listed on The Nasdaq Capital Market, which imposes, among other requirements, a minimum $1.00 per share bid price requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the Bid Price Requirement). The closing bid price for our common stock must remain at or above $1.00 per share to comply with the Bid Price Requirement for continued listing. From July 12, 2021 to May 5, 2022, the closing bid price for our common stock was below $1.00 per share. On August 23, 2021 we received a deficiency letter from the Listing Qualifications Department (the Staff) of the Nasdaq Stock Market (Nasdaq) notifying us that, for the preceding 30 consecutive trading days, the closing bid price for shares of our common stock was below $1.00 per share and that we had failed to comply with the Bid Price Requirement.

In accordance with Nasdaq rules, we were provided an initial period of 180 calendar days, or until February 21, 2022 (the Compliance Date), to regain compliance with the Bid Price Requirement. On February 22, 2022, the Staff notified us that we had not regained compliance by the Compliance Date and that our common stock was subject to delisting unless we timely request a hearing before the Nasdaq Hearings Panel (the Panel). We timely requested a hearing, and the hearing was held on March 31, 2022.

On April 6, 2022, we received a notice indicating that the Panel determined to grant us an extension through May 20, 2022 to evidence compliance with the Bid Price Requirement, subject to a requirement that we obtain stockholder approval for a reverse stock split at our annual meeting on May 4, 2022. If at any time before May 20, 2022, the closing bid price of our common stock is at least $1.00 per share for a minimum of 10 consecutive business days, the Staff will provide written notification that we have achieved compliance with the Bid Price Requirement and our common stock will continue to be eligible for listing on Nasdaq. If, however, we cannot demonstrate compliance with the Bid Price Requirement by May 20, 2022, the Staff will provide written notification that our common stock will be subject to delisting. At that time, we may appeal the Staff’s delisting determination to a Panel.

On May 4, 2022, our stockholders approved a 1-for-15 reverse stock split, which became effective on the close of trading on the Nasdaq Capital Market on May 5, 2022. Trading of the common stock on the Nasdaq Capital Market continued, on a post-split adjusted basis, on May 6, 2022. While the closing bid price of our common stock since May 6, 2022 has remained above $1.00 per share, there can be no assurance that we will be able to keep such price above $1.00 per share for the required 10 consecutive trading days by May 20, 2022. Further, if we are unable to maintain the closing bid price at $1.00 for the required period and the Staff informs us that they will proceed with delisting, there is no guarantee that we will appeal this determination to the Panel or that if we appeal, that such appeal would be successful.

Delisting from The Nasdaq Capital Market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from The Nasdaq Capital Market, will be listed on another national securities exchange or quoted on an over-the counter quotation system. Our failure to maintain the listing of our common stock on the Nasdaq Capital Market would also likely be an event of default under the Baker Bros. Purchase Agreement and the New Notes.

We have certain obligations pursuant to our issued and outstanding promissory notes, convertible notes and related note purchase agreements, and our failure to comply with these obligations could have a material adverse effect on our business, financial condition or results of operations.

In April 2020, we entered into a securities purchase and securities agreement (the Baker Bros. Purchase Agreement) with certain institutional investors and their designated agent, pursuant to which we issued and sold secured convertible promissory notes in an aggregate principal amount of $25.0 million and warrants to purchase shares of our common stock. As amended in November 2021 and March 2022, the Baker Bros. Purchase Agreement contains an affirmative covenant for us to achieve $100.0 million in cumulative net sales of Phexxi by June 30, 2022; however, if we complete a marketed and underwritten public offering of equity securities resulting in aggregate gross proceeds to us of at least $20.0 million (the Qualified Financing Threshold) by June 30, 2022, this covenant will be extended to October 31, 2022, and if we achieve the Qualified Financing Threshold by June 30, 2022 and publish top-line results from our EVOGUARD clinical trial (the Clinical Trial Milestone) by October 31, 2022, this covenant will be extended to June 30, 2023.

In October 2020, we entered into a securities purchase agreement (the Adjuvant Purchase Agreement) pursuant to which we issued and sold to certain institutional investors unsecured convertible promissory notes in an aggregate principal amount of $25.0 million. As amended in April 2022, the Adjuvant Purchase Agreement contains an affirmative covenant for us to achieve $100.0 million in cumulative net sales of Phexxi by June 30, 2022; however, if we achieve the Qualified Financing Threshold by June 30, 2022, this covenant will be extended to June 30, 2023.

There can be no assurance that we will be able to achieve the Qualified Financing Threshold or the Clinical Trial Milestone, or that we will achieve $100.0 million in cumulative net sales of Phexxi by any of the relevant deadlines under the Adjuvant Notes and the Baker Notes or at all.

In January 2022 and March 2022, we entered into securities purchase agreements (the 2022 Purchase Agreements) with certain institutional investors (the 2022 Purchasers), pursuant to which we issued unsecured 5.0% Senior Subordinated Notes due 2025 (the Existing Notes) to the 2022 Purchasers. On May 5, 2022, we entered into an amendment and exchange agreement with the 2022 Purchasers, the holders of our issued and outstanding Series B-2 Preferred Stock and Series C Preferred Stock and the investor in our equity line arrangement, Seven Knots, LLC, pursuant to which these entities exchanged their Existing Notes, their issued and outstanding shares of Series B-2 Preferred Stock and Series C Preferred Stock and shares of common stock previously issued under our equity line arrangement, for new 5% Senior Subordinated Notes due 2022 (the New Notes, and together with the Baker Bros. Notes and the Adjuvant Notes, the Current Notes) and, for certain investors, additional shares of common stock and warrants to purchase shares of common stock.

These debt arrangements limit our ability to incur debt, merge, or declare dividends and, in certain circumstances and with respect to the New Notes, the holders may require us to redeem outstanding amounts out of gross proceeds raised in certain subsequent offerings which could mean money raised in these offerings would not ultimately be able to be used to fund our ongoing operations. The Baker Notes are secured by substantially all of our assets. Our failure to make payments as due under any of the Current Notes could be an event of default under all of the Current Notes. Events of default under these arrangements could also include, but are not limited to, a material breach of representations, our failure to comply with our obligation to convert convertible notes, our failure to perform or observe, and in certain instances, cure, certain covenants, including, but not limited to, covenants requiring us to maintain the listing of shares of our common stock on the Nasdaq Capital Market and, assuming no further amendment of Current Note terms and failure to achieve the Qualified Financing Threshold or the Clinical Trial Milestone (as discussed above), to achieve cumulative net sales of Phexxi of at least $100.0 million by June 30, 2022. Further, we may not have sufficient cash to make required payments under the terms of the Current Notes, and, should this occur, holders of the Current Notes have rights senior to holders of common stock to make claims on our assets.

In the event of a default and depending on the terms of each Current Note, a holder of the Current Notes may be entitled to redemption premiums, treble amounts and other remedies described in their respective agreements. Any default could materially and adversely impact our business, results of operations and financial condition, as well as increase our need to raise additional capital, cause us to cease our operations entirely and may result in the holders of our common stock not receiving any value for their investment.

There is substantial uncertainty we will continue operations, in which case you could lose your investment.

We have determined that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your entire investment.

Short-term financings have allowed us to continue operations. We anticipate that operating losses will continue in the near term. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•our ability to raise capital to fund our operations, working capital needs and capital expenses;
•our ability to successfully market and commercialize Phexxi for prevention of pregnancy;
•our ability to obtain the necessary regulatory approvals to market and commercialize Phexxi for prevention of chlamydia and gonorrhea in women;

•our ability to comply with the provisions and requirements of our debt arrangements; and
•our ability to maintain the listing of Common Stock on the Nasdaq Capital Market.

Based upon current plans, we expect to incur operating losses in future periods as we will be incurring expenses and generating insufficient revenues. In order to obtain the necessary capital to sustain operations, management’s plans include, among other things, the possibility of pursuing new equity sales and/or making additional debt borrowings. There can be no assurances, however, that we will be successful in obtaining additional financing, or that such financing will be available on favorable terms, if at all. If we are unable to obtain financing in the amounts and on terms deemed acceptable, our business and future success may be adversely affected and we may cease operations.

These circumstances and the uncertainties associated with our ability to obtain additional equity or debt financing on terms that are favorable to us, or at all, and otherwise succeed in our future operations raise substantial doubt about our ability to continue as a going concern. The opinion of our independent registered public accounting firm on our audited financial statements as of and for the years ended December 31, 2021 and 2020 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Exhibit Title	Filed Herewith	Incorporated by Reference
			Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation	X
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation		8-K	001-36754	5/5/2022
3.3	Amended and Restated Bylaws of the Registrant.		8-K	001-36754	1/17/2018
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock		8-K	001-36754	3/24/2022
4.1	Form of Warrant.		8-K	001-36754	1/13/2022
4.2^^	Form of Senior Subordinated Note.		8-K	001-36754	1/13/2022
4.3^^	Form of Warrant.		8-K	001-36754	3/1/2022
4.4	Form of Senior Subordinated Note.		8-K	001-36754	3/1/2022
4.5^^	Form of Senior Subordinated Note.		8-K	001-36754	5/5/2022
4.6^^	Form of Senior Subordinated Note.		8-K	001-36754	5/5/2022
4.7	Form of Warrant.		8-K	001-36754	5/5/2022
10.1^^	Securities Purchase Agreement, dated as of January 13, 2022, by and among Evofem Biosciences, Inc. and each investor listed therein.		8-K	001-36754	1/13/2022
10.2^^	Common Stock Purchase Agreement, dated as of February 15, 2022, by and between Evofem Biosciences, Inc. and Seven Knots, LLC.		8-K	001-36754	2/16/2022
10.3^^	Securities Purchase Agreement, dated as of March 1, 2022, by and among Evofem Biosciences, Inc. and each investor listed therein.		8-K	001-36754	3/1/2022
10.4	Form of Exchange Agreement.		8-K	001-36754	3/24/2022
10.5
Second Amendment to Securities Purchase and Security Agreement, dated as of April 23, 2020, by and among Evofem Biosciences, Inc., certain affiliates of Baker Bros. Advisors LP, as purchasers, and Baker Bros. Advisors LP, as designated agent.
			8-K	001-36754	3/21/2022
10.6
First Amendment to Securities Purchase Agreement, dated as of October 14, 2020, by and among Evofem Biosciences, Inc., Adjuvant Global Health Technology Fund, LP, and Adjuvant Global Health Technology Fund, DE, LP.
			8-K	001-36754	4/7/2022
10.7	Form of Amendment and Exchange Agreement.		8-K	001-36754	5/5/2022
10.8	Form of Amendment and Exchange Agreement.		8-K	001-36754	5/5/2022
10.9	Form of Amendment and Exchange Agreement.		8-K	001-36754	5/5/2022
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS†	XBRL Instance Document	X
101.SCH†	XBRL Taxonomy Extension Schema Document	X
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF†	XBRL Definition Linkbase Document	X
101.LAB†	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

†
The financial information of Evofem Biosciences, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed on May 10, 2022 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Operations, (iv) the Condensed Consolidated Statements of Stockholders’ Deficit, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, is furnished electronically herewith.

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

EVOFEM BIOSCIENCES, INC.

Date: May 10, 2022	By:	/s/ Justin J. File
Justin J. File
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)