Form 10-Q
period 2022-06-30
Evofem Biosciences, Inc.
filed 2022-08-12
CIK 1618835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________

FORM 10-Q
  ____________________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding as of August 9, 2022 was 85,459,214.

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
•our ability to maintain the listing of our shares on the Nasdaq Capital Market;
•our ability to comply with the provisions and requirements of our debt arrangements, to manage the current defaults pursuant to our debt arrangements and to pay amounts owed, including any amounts that may be accelerated, pursuant to our debt arrangements;
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
•the results of EVOGUARD, our clinical trial for the prevention of urogenital transmission of Chlamydia trachomatis infection (chlamydia) and Neisseria gonorrhoeae infection (gonorrhea) in women;
•our estimates regarding the effectiveness of our marketing campaigns;
•our strategic plans for our business, including the commercialization of Phexxi;
•the impacts of the ongoing COVID-19 pandemic, including, without limitation, its impact on our business and the commercialization of Phexxi;
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
•our ability to obtain the necessary regulatory approvals to market and commercialize Phexxi for prevention of chlamydia and gonorrhea in women, and any other product candidate we may seek to develop;
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

This Quarterly Report contains estimates and other statistical data made by independent parties and by the Company relating to market size and growth and other data about its industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands, except par value and share data)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$19,885	$7,732
Restricted cash	1,581	5,056
Trade accounts receivable, net	7,304	6,449
Inventories	5,946	7,674
Prepaid and other current assets	7,191	3,229
Total current assets	41,907	30,140
Property and equipment, net	5,306	5,774
Operating lease right-of-use assets	5,037	5,395
Other noncurrent assets	1,224	1,203
Total assets	$53,474	$42,512
Liabilities, convertible and redeemable preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$15,387	$10,316
Convertible notes payable recognized at fair value - Baker Bros. (Note 4)	87,192	81,717
Convertible notes payable recognized at cost - Adjuvant (Note 4)	28,263	27,209
Term notes payable - recognized at fair value	4,054	—
Accrued expenses	6,918	8,370
Accrued compensation	5,468	4,653
Operating lease liabilities – current	2,317	2,332
Derivative liabilities	113,538	202
Other current liabilities	2,419	2,864
Total current liabilities	265,556	137,663
Operating lease liabilities – noncurrent	3,913	4,424
Total liabilities	269,469	142,087
Commitments and contingencies (Note 7)
Convertible and redeemable preferred stock, $0.0001 par value
Series B-1 convertible preferred stock, no shares authorized and no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Series B-2 convertible preferred stock, no shares authorized and no shares issued and outstanding at June 30, 2022; 5,000 shares issued and outstanding at December 31, 2021	—	4,740
Series C convertible preferred stock, no shares authorized and no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no preferred stock issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 79,057,255 and 10,833,308 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	8	1
Additional paid-in capital	802,266	751,275
Accumulated other comprehensive income	1,595	5,089
Accumulated deficit	(1,019,864)	(860,680)
Total stockholders’ equity deficit	(215,995)	(104,315)
Total liabilities, convertible and redeemable preferred stock and stockholders’ deficit	$53,474	$42,512
See accompanying notes to the condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product sales, net	$6,034	$1,857	$10,285	$2,962

Operating expenses:
Cost of goods sold	1,285	839	2,351	1,345
Research and development	7,744	8,507	18,135	15,769
Selling and marketing	12,298	27,237	25,003	57,762
General and administrative	9,126	6,416	18,144	14,100
Total operating expenses	30,453	42,999	63,633	88,976
Loss from operations	(24,419)	(41,142)	(53,348)	(86,014)
Other income (expense):
Interest income	4	4	5	11
Other expense	(415)	(1,186)	(886)	(2,331)
Loss on issuance of financial instruments	(71,150)	—	(72,002)	—
Change in fair value of financial instruments	(29,980)	8,910	(31,614)	8,768
Total other (expense) income, net	(101,541)	7,728	(104,497)	6,448
Loss before income tax	(125,960)	(33,414)	(157,845)	(79,566)
Income tax (expense) benefit	(20)	(12)	(23)	(11)
Net loss	(125,980)	(33,426)	(157,868)	(79,577)
Convertible preferred stock deemed dividends	1,908	—	1,827	—
Net loss attributable to common stockholders	$(124,072)	$(33,426)	$(156,041)	$(79,577)
Net loss per share attributable to common stockholders, basic and diluted	$(4.57)	$(4.01)	$(8.15)	$(11.52)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	27,130,378	8,344,571	19,155,923	6,908,375
See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (Unaudited) (In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(125,980)	$(33,426)	$(157,868)	$(79,577)
Other comprehensive income:
Change in fair value of financial instruments attributed to credit risk change	(3,675)	—	(3,494)	—
Comprehensive loss	$(129,655)	$(33,426)	$(161,362)	$(79,577)
See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE AND REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT (Unaudited) (In thousands, except share data)

					Stockholders’ Deficit
	Series B Convertible and Redeemable Preferred Stock		Series C Convertible and Redeemable Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	5,000	$4,740	—	$—	10,833,308	$1	$751,275	$5,089	$(860,680)	$(104,315)
Issuance of common stock - Stock Purchase Agreement (see Note 8)	—	—	—	—	1,209,098	—	5,400	—	—	5,400
Conversion of series B-2 convertible preferred stock	(650)	(619)	—	—	122,310	—	708	—	—	708
Exchange of series B-2 convertible preferred stock (see Note 8)	(1,700)	(1,616)	1,700	1,616	—	—	—	—	—	—
Convertible preferred stock deemed dividends	—	16	—	1	—	—	(81)	—	—	(81)
Restricted stock awards issued	—	—	—	—	157,333	—	—	—	—	—
Change in fair value of financial instruments attributed to credit risk change (see Note 4)	—	—	—	—	—	—	—	181	—	181
Modification of the Baker Warrants (see Note 8)	—	—	—	—	—	—	828	—	—	828
Stock-based compensation	—	—	—	—	—	—	1,067	—	—	1,067
Net loss	—	—	—	—	—	—	—	—	(31,888)	(31,888)
Balance at March 31, 2022	2,650	$2,521	1,700	$1,617	12,322,049	$1	$759,197	$5,270	$(892,568)	$(128,100)
Issuance of common stock - Stock Purchase Agreement (see Note 8)	—	$—	—	$—	883,332	$1	$2,552	$—	$—	$2,553
Issuance of common stock - May 2022 Public Offering (see Note 8)	—	—	—	—	22,665,000	2	1,262	—	—	1,264
Issuance of common stock upon cash exercise of warrants	—	—	—	—	40,964,848	4	32,885	—	—	32,889
Issuance of common stock - ESPP	—	—	—	—	75,169	—	20	—	—	20
Issuance of common stock - a360 Media	—	—	—	—	2,318,380	—	858	—	—	858
Cash repurchase of fractional common stock after the reverse stock split	—	—	—	—	(11,041)	—	(18)	—	—	(18)
Conversion of series B-2 convertible preferred stock	(550)	(524)	—	(72)	171,186	—	543	—	—	543
Convertible preferred stock deemed dividends	—	102	—	83	—	—	—	—	—	—
May 2022 exchange transaction	(2,100)	(2,099)	(1,700)	(1,628)	(325,002)	—	3,655	—	(1,316)	2,339
Restricted stock awards cancelled	—	—	—	—	(6,666)	—	—	—	—	—
Change in fair value of financial instruments attributed to credit risk change (see Note 4)	—	—	—	—	—	—	—	(3,675)	—	(3,675)
Modification of the Baker Warrants (see note 8)	—	—	—	—	—	—	231	—	—	231
Stock-based compensation	—	—	—	—	—	—	1,081	—	—	1,081
Net loss	—	—	—	—	—	—	—	—	(125,980)	(125,980)
Balance at June 30, 2022	—	$—	—	$—	79,057,255	$8	$802,266	$1,595	$(1,019,864)	$(215,995)

	Stockholders’ Deficit
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2020	5,423,387	$1	$656,834	$—	$(655,488)	$1,347
Issuance of common stock in connection with the 2021 Public Offering	1,142,857	—	27,709	—	—	27,709
Restricted stock awards issued	118,166	—	—	—	—	—
Shares withheld to cover taxes related to vesting of restricted stock awards	(176)	—	(7)	—	—	(7)
Stock-based compensation	—	—	3,464	—	—	3,464
Net loss	—	—	—	—	(46,151)	(46,151)
Balance at March 31, 2021	6,684,234	$1	$688,000	$—	$(701,639)	$(13,638)
Issuance of common stock in connection with the March 2021 and May 2021 Public Offerings (see Note 8)	3,674,614	—	53,090	—	—	53,090
Issuance of common stock upon cash exercise of warrants	3,266	—	49	—	—	49
Issuance of common stock - ESPP	11,578	—	196	—	—	196
Restricted stock awards issued	333	—	—	—	—	—
Restricted stock awards cancelled	(8,300)	—	—	—	—	—
Shares withheld to cover taxes related to vesting of restricted stock awards	(23,357)	—	(300)	—	—	(300)
Stock-based compensation	—	—	2,993	—	—	2,993
Net loss	—	—	—	—	(33,426)	(33,426)
Balance at June 30, 2021	10,342,368	$1	$744,028	$—	$(735,065)	$8,964

See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(157,868)	$(79,577)
Adjustments to reconcile net loss to net cash, cash equivalents and restricted cash used in operating activities:
Loss on issuance of financial instruments	72,002	—
Change in fair value of financial instruments	31,614	(8,768)
Financial instrument modification expense	1,056	—
Stock-based compensation	2,148	6,457
Depreciation	515	470
Noncash lease expenses	301	676
Noncash interest expenses	1,055	1,647
Noncash instrument exchange expense	514	—
Changes in operating assets and liabilities:
Accounts receivable	(855)	(2,041)
Inventories	1,542	(2,725)
Prepaid and other assets	(2,749)	(2,473)
Accounts payable	4,728	(2,821)
Accrued expenses and other liabilities	(1,929)	4,005
Accrued compensation	816	(2,242)
Operating lease liabilities	(469)	(643)
Net cash, cash equivalents and restricted cash used in operating activities	(47,579)	(88,035)
Cash flows from investing activities:
Proceeds from sale of Softcup line of business	—	250
Purchases of property and equipment	(236)	(2,289)
Net cash, cash equivalents and restricted cash used in investing activities	(236)	(2,039)
Cash flows from financing activities:
Proceeds from issuance of common stock - Stock Purchase Agreement	7,438	—
Proceeds from issuance of common stock and warrants, net of discounts, fees and commissions - Public Offerings	24,882	81,533
Proceeds from issuance of common stock - exercise of warrants	20,922	49
Proceeds from issuance of common stock - ESPP and exercise of stock options	20	196
Borrowings under term notes	10,000	—
Payments under term notes	(5,892)	—
Cash paid for financing costs	(859)	(660)
Cash repurchase of fractional common stock after the reverse stock split	(18)	—
Payments of tax withholdings related to vesting of restricted stock awards	—	(307)
Net cash, cash equivalents and restricted cash provided by financing activities	56,493	80,811
Net change in cash, cash equivalents and restricted cash	8,678	(9,263)
Cash, cash equivalents and restricted cash, beginning of period	13,588	72,251
Cash, cash equivalents and restricted cash, end of period	$22,266	$62,988
Supplemental disclosure of noncash investing and financing activities:
Financing costs included in accounts payable and accrued expenses	$563	$75
Purchases of property and equipment included in accounts payable and accrued expenses	$189	$203
Conversion of series B-2 convertible preferred stock to common stock	$1,187	$—
Exchange of series B-2 convertible preferred stock to series C convertible preferred stock	$1,616	$—
Issuance of common stock for prepaid advertising	$858	$—

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

Phexxi is currently being evaluated for two potential new indications, the prevention of urogenital chlamydia and gonorrhea in women – two of the most pervasive STIs in the United States. Currently, there are no FDA-approved prescription products for the prevention of either of these dangerous infections. The Company initiated its registrational Phase 3 clinical trial of Phexxi for these potential indications (EVOGUARD) in 2020, completed enrollment in March 2022, and expects to report top-line data in October 2022.

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

The unaudited interim condensed consolidated financial statements included in this report have been prepared on the same basis as the Company’s audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, cash flows, and statements of convertible and redeemable preferred stock and stockholders’ deficit for the periods presented. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results expected for the full year. The condensed consolidated balance sheet as of December 31, 2021 was derived from the 2021 Audited Financial Statements.

Risks, Uncertainties and Going Concern

The Company is susceptible to risks and uncertainties associated with the COVID-19 pandemic, which is affecting its employees, customers, communities, and business operations, as well as the U.S. and global economies and financial markets.

Any disruptions in the commercialization of Phexxi and/or the completion of the Company's clinical trials, data analysis or readouts and/or any disruption in its supply chain could have a material adverse effect on its business, results of operations and financial condition. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and/or financial condition will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, the success of ongoing COVID-19 vaccination efforts, the emergence, prevalence and strength of variant strains, actions taken to contain or treat the disease, as well as the economic impact on local, regional, national and international markets. The COVID-19 pandemic slowed the Company’s ability to generate product sales of Phexxi due to reduced access to medical offices and HCPs.

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

The Company’s principal operations have been related to research and development, including the development of Phexxi, and to its commercially related sales and marketing efforts. Additional activities have included raising capital, recruiting personnel, and establishing and maintaining a corporate infrastructure to support a commercial product. The Company has incurred operating losses and negative cash flows from operating activities since inception. In the first half of 2022, as described in Note 4- Debt and Note 8- Stockholders' Deficit, the Company received gross proceeds of approximately $10.0 million from the sale of notes and warrants in two registered direct offerings, gross proceeds of approximately $7.4 million from the sale and issuance of common stock pursuant to the Stock Purchase Agreement (as defined below), net proceeds of approximately $18.1 million (net of $5.9 million debt repayment and $2.6 million underwriting discounts and offering expenses) upon the sale and issuance of common stock, pre-funded warrants and common warrants from the underwritten public offering in May 2022, and net proceeds of $21.1 million (including $0.2 million that was included in prepaid and other current assets in the condensed consolidated balance sheet at June 30, 2022), from the exercise of common warrants. As of June 30, 2022, the Company had $19.9 million in cash and cash equivalents, $1.2 million in restricted cash from the Adjuvant Notes (as defined in Note 4- Debt) that was available for use, a working capital deficit of $223.6 million and an accumulated deficit of approximately $1.0 billion.

The Company is subject to risks common to other life science companies in the development and early commercial stage including, but not limited to, uncertainty regarding the commercial success of Phexxi and the outcome of its EVOGUARD trial; potential disruption of its research and development and commercialization activities as a result of the COVID-19 pandemic; lack of marketing and sales history; potential development by its competitors of new and competitive technological innovations; dependence on key personnel; market acceptance of Phexxi or any other future approved products, if any; product liability; protection of proprietary technology; ability to raise additional funds through financings; ability to comply with debt covenants in its debt arrangements and to manage the existing defaults pursuant to its debt arrangements and compliance with FDA and other government regulations, including post marketing regulations. Management’s plans to meet its cash flow needs in the next 12 months include generating recurring product revenue and obtaining additional funding such as through the issuance of its capital stock, non-dilutive financings, or through collaborations or partnerships with other companies and negotiating possible amendments to our current agreements.

Until August 10, 2022, the Company’s common stock was listed on The Nasdaq Capital Market, for which the Nasdaq Stock Market LLC (Nasdaq) imposes, among other requirements, a minimum $1.00 per share bid price requirement (the Bid Price Requirement) for continued inclusion on The Nasdaq Capital Market. The closing bid price for the Company’s common stock must remain at or above $1.00 per share to comply with the Bid Price Requirement for continued listing.

From July 12, 2021 until May 5, 2022, the closing bid price for the Company’s common stock was below $1.00 per share. On August 23, 2021, the Company received a deficiency letter from the Staff of Nasdaq (the Staff) notifying it that, for the preceding 30 consecutive trading days, the closing bid price for shares of its common stock was below the minimum $1.00 per share requirement and that the Company had failed to comply with the Bid Price Requirement. In accordance with Nasdaq rules, the Company was provided until February 21, 2022 to regain compliance with the Bid Price Requirement. The Company did not evidence compliance with the Bid Price Requirement by February 22, 2022 and, as a result, the Staff notified the Company on February 22, 2022 that shares of its common stock were subject to delisting unless the Company timely requested a hearing before the Nasdaq Hearings Panel (the Panel). The Company timely requested a hearing, and the hearing was held on March 31, 2022.

On April 6, 2022, the Company received a notice indicating that the Panel determined to grant the Company an extension through May 20, 2022, to evidence compliance with the Bid Price Requirement, subject to a requirement that the Company obtain stockholder approval for a reverse stock split at its annual meeting on May 4, 2022. The Company obtained stockholder approval for the reverse stock split at its annual meeting on May 4, 2022, and effected the reverse stock split on May 5, 2022. According to this notice, if at any time before May 20, 2022, the closing bid price of the Company’s common stock was at least $1.00 per share for a minimum of 10 consecutive trading sessions, the Staff would provide written notification that the Company has achieved compliance with the Bid Price Requirement and the common stock would continue to be eligible for listing on the Nasdaq Capital Market. The Company did achieve compliance for the 10 consecutive trading sessions specified in the notice, however, the Panel subsequently elected to continue monitoring the price of the Company’s common stock. From May 20, 2022 through June 24, 2022, the closing price of the Company’s common stock was below $1.00.

On June 8, 2022, the Company received a notice from the Panel that the Company would be permitted to continue its listing on the Nasdaq Capital Market through August 22, 2022 (the Extended Date) to afford the Company the opportunity to regain compliance with the Bid Price Requirement. The Company continued to discuss with and submit additional information to the Panel, and the Panel modified the June 8, 2022 notice.

As modified, the Panel permitted the continued listing of the Company’s common stock on The Nasdaq Capital Market, provided that (i) on or before August 22, 2022, the Company demonstrate compliance with the Bid Price Requirement, by evidencing a closing bid price of $1.00 or more for a minimum of 10 consecutive trading sessions or (ii) if the Company did not demonstrate compliance before August 8, 2022, the Company evidenced a closing bid price of $1.00 or more on August 8, 2022 and each trading session thereafter through August 22, 2022. The Company did not achieve these conditions.

On August 9, 2022, the Company received a written notice from the Panel that it had determined to delist the Company’s securities from The Nasdaq Capital Market as a result of the Company’s failure to regain compliance with the Bid Price Requirement. Trading of the shares on The Nasdaq Capital Market was suspended effective at the open of business on August 11, 2022. This suspension and any delisting of the Company’s shares from The Nasdaq Capital Market will likely result in events of default under the Company’s existing debt arrangements, make shares of the Company’s common stock less liquid and make it more difficult for the Company to raise funds when and as needed to fund its operations.

Shares of the Company’s common stock began trading on the OTC Markets Group platform effective as of market open on August 11, 2022. The Company is applying for trading of its shares of common stock on the OTCQB marketplace.

The Company has recognized limited revenues since the launch of Phexxi in September 2020, and anticipates it will continue to incur net losses for the foreseeable future. According to management estimates, liquidity resources as of June 30, 2022 are not sufficient to maintain the Company’s cash flow needs for the twelve months from the date of issuance of these condensed consolidated financial statements.

These circumstances and the uncertainties associated with the Company’s ability to obtain additional equity or debt financing on terms that are favorable to the Company, or at all, and otherwise succeed in its future operations raise substantial doubt about the Company’s ability to continue as a going concern.

If the Company is not able to obtain the required funding in the near term, through a significant increase in revenue, equity or debt financings, license agreements for Phexxi in foreign markets, or other means, or is unable to obtain funding on terms favorable to the Company, or an event of default affecting the notes payable, there will be a material adverse effect on commercialization and development operations and the Company's strategic development plan for future growth. If the Company cannot successfully raise additional funding and implement its strategic development plan, the Company may be forced to make reductions in spending, including spending in connection with its commercialization activities, extend payment terms with suppliers, liquidate assets where possible at a potentially lower amount than as recorded in the condensed consolidated financial statements, suspend or curtail planned operations or cease operations entirely. Any of these could materially and adversely affect the Company's liquidity, financial condition and business prospects, and the Company would not be able to continue as a going concern.

2.Summary of Significant Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the notes thereto.

Significant estimates affecting amounts reported or disclosed in the condensed consolidated financial statements include, but are not limited to: the assumptions used in measuring the revenue gross-to-net variable consideration items, the trade accounts receivable credit loss reserve estimate, the discount rate used in estimating the fair value of the lease right-of-use (ROU) assets and lease liabilities, the assumptions used in estimating the fair value of notes, derivative liabilities, convertible preferred stock, warrants and purchase rights issued, the useful lives of property and equipment, the recoverability of long-lived assets, inventory reserves, clinical trial accruals, the assumptions used in estimating the fair value of stock-based compensation expense and in assessing the probability of achieving certain milestones associated with the performance-based restricted stock awards (performance-based RSAs). These assumptions are more fully described in Note 3- Revenue, Note 4- Debt, Note 6- Fair Value of Financial Instruments, Note 7- Commitments and Contingencies, and Note 9- Stock-based Compensation. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances and adjusts when facts and circumstances dictate. The estimates are the basis for making judgments about the carrying values of assets, liabilities and recorded expenses that are not readily apparent from other sources. As future events and their effects cannot be determined with precision, actual results may materially differ from those estimates or assumptions.

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

The Company is also subject to credit risk related to its trade accounts receivable from product sales. Its customers are located in the United States and consist of wholesale distributors, retail pharmacies, and a mail-order specialty pharmacy. The Company extends credit to its customers in the normal course of business after evaluating their overall financial condition and evaluates the collectability of its accounts receivable by periodically reviewing the age of the receivables, the financial condition of its customers, and its past collection experience. Historically, the Company has not experienced any credit losses. As of June 30, 2022, based on the evaluation of these factors, the Company did not record an allowance for doubtful accounts.

Phexxi is distributed primarily through three major distributors and a mail-order pharmacy, who receive service fees calculated as a percentage of the gross sales, and fee per units shipped, respectively. These entities are not obligated to purchase any set number of units and distribute Phexxi on demand as orders are received. For the three and six months ended June 30, 2022, the Company’s three largest customers combined made up approximately 72% and 71% of its gross product sales, respectively. For the three and six months ended June 30, 2021, the Company’s three largest customers combined made up approximately 83% and 85% of its gross product sales, respectively. As of June 30, 2022 and December 31, 2021, the Company's three largest customers combined made up 78% and 75%, respectively, of its trade accounts receivable balance.

Significant Accounting Policies

There have been no changes to the significant accounting policies that were described in Note 2- Summary of Significant Accounting Policies of the 2021 Audited Financial Statements in the Company's Annual Report.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of readily available cash in checking accounts and money market funds. Restricted cash consists of cash held in monthly time deposit accounts and letters of credit, which are collateral for the Company’s facility leases and fleet leases, as described in Note 7- Commitments and Contingencies. As of June 30, 2022, the Company maintained letters of credit of $0.8 million and $0.3 million for its office lease and fleet leases, respectively. Additionally, the remaining $1.2 million of the $25.0 million received from the issuance of Adjuvant Notes (as defined in Note 4- Debt) in the fourth quarter of 2020, is classified as restricted cash as the Company is contractually obligated to use the funds for specific purposes.

The following table provides a reconciliation of cash, cash equivalents and restricted cash, reported within the condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash and cash equivalents	$19,885	$46,982
Restricted cash	1,581	15,206
Restricted cash included in other noncurrent assets	800	800
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows	$22,266	$62,988

Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, potentially dilutive securities are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and, therefore, basic and diluted net loss per share were the same for all periods presented. Potentially dilutive securities excluded from the calculation of diluted net loss per share are summarized in the table below. Common shares were calculated for the convertible debt using the if-converted method.

	Six Months Ended June 30,
	2022	2021
Unvested restricted common stock subject to repurchase	150,688	67,122
Common stock to be purchased under the 2019 ESPP	121,541	23,322
Options to purchase common stock	857,153	739,088
Warrants to purchase common stock	123,120,348	4,525,140
Convertible debt	1,246,154	1,192,166
Total	125,495,884	6,546,838

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

Product returns – Customers have the right to return product that is within six months or less of the labeled expiration date or that is past the expiration date by no more than six months. Phexxi was commercially launched in September 2020 and there have been minimal returns as of June 30, 2022. The Company uses historical sales and return data to estimate future product returns. Product return estimates are recorded as other current liabilities on the condensed consolidated balance sheet.

As of June 30, 2022 and December 31, 2021, the variable considerations discussed above were recorded in the condensed consolidated balance sheet and consisted of $0.3 million and $0.1 million, respectively, in contra trade accounts receivable and $2.4 million and $2.2 million, respectively, in other current liabilities.

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

The Baker Notes have a five-year term, with no pre-payment ability during the first three years. Interest on the unpaid principal balance of the Baker Notes (the Baker Outstanding Balance) accrues at 10.0% per annum with interest accrued during the first year from the two respective closing dates recognized as payment-in-kind. The effective interest rate for the period was 10.0%. Accrued interest beyond the first year of the respective closing dates is to be paid in arrears on a quarterly basis in cash or recognized as payment-in-kind, at the direction of the Baker Purchasers. The Baker Purchasers elected to have the accrued interest for the first quarter of 2021 paid-in-kind, and the accrued interest going forward to be paid in cash. Interest pertaining to the Baker Notes for the three and six months ended June 30, 2022 and 2021 was approximately $0.7 million and $1.4 million, respectively. The Company accounts for the Baker Notes under the fair value method. Therefore, the interest associated with the Baker Notes was included in the fair value determination.

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

On November 20, 2021, the Company entered into the first amendment to the Baker Bros. Purchase Agreement (the First Baker Amendment), in which each Baker Purchaser had the right to convert all or any portion of the Baker Notes into common stock at a conversion price equal to the lesser of (a) $36.60 and (b) 115% of the lowest price per share of common stock (or, as applicable with respect to any equity securities convertible into common stock, 115% of the applicable conversion price) sold in one or more equity financings until the Company had met a qualified financing threshold defined as one or more equity financings resulting in aggregate gross proceeds to the Company of at least $50 million (the Financing Threshold).

The First Baker Amendment also extended, effective upon the Company’s achievement of the Financing Threshold, the affirmative covenant to achieve $100.0 million in cumulative net sales of Phexxi by June 30, 2022 to June 30, 2023. Additionally per the First Baker Amendment, if in any equity financing closing on or prior to the date the Company has met the Financing Threshold, the Company was required to issue warrants to purchase capital stock of the Company (or other similar consideration), the Company was also required to issue to the Baker Purchasers an equivalent coverage of warrants (or other similar consideration) on the same terms as if the Baker Purchasers participated in the financing in an amount equal to the then outstanding principal of the Baker Notes held by the Baker Purchasers. In satisfaction of this requirement in connection with the closing of the May 2022 Public Offering, the Company issued warrants to purchase 72,860,769 shares of the Company's common stock at an exercise price of $0.75 per share (the June 2022 Baker Warrants). As required by the terms of the First Baker Amendment, the June 2022 Baker Warrants have substantially the same terms as the warrants issued in the May 2022 Public Offering. Refer to Note 8- Stockholders' Deficit for further information.

On March 21, 2022, the Company entered into the second amendment to the Baker Bros. Purchase Agreement (the Second Baker Amendment), pursuant to which each Baker Purchaser now has the right to convert all or any portion of the Baker Notes into Common Stock at a conversion price equal to the lesser of (a) $5.8065 or (b) 100% of the lowest price per share of common stock (or as applicable with respect to any equity securities convertible into common stock, 100% of the applicable conversion price) sold in any equity financing until the Company has (i) met the qualified financing threshold by June 30, 2022, defined as a single underwritten financing resulting in aggregate gross proceeds to the Company of at least $20 million (Qualified Financing Threshold) and (ii) the disclosure of its top-line results from its EVOGUARD clinical trial (the Clinical Trial Milestone) by October 31, 2022. The Second Baker Amendment also provides that the exercise price of the Baker Warrants will equal the conversion price of the Baker Notes. The Company met the Qualified Financing Threshold upon the closing of the May 2022 Public Offering, and as of June 30, 2022, the conversion price and exercise price of the Baker Warrants was reset to $0.75. As a result of this modification to the Baker Warrants exercise price, the Company recorded $0.2 million in incremental expense in general and administrative operating expenses in the condensed consolidated statements of operations.

The Second Baker Amendment also extended, effective upon the Company’s achievement of the Qualified Financing Threshold, the affirmative covenant to achieve $100.0 million in cumulative net sales of Phexxi by June 30, 2022 to October 31, 2022. The Second Baker Amendment further extends, effective upon the Company’s achievement of the Qualified Financing Threshold by June 30, 2022 and the Clinical Trial Milestone by October 31, 2022, the affirmative covenant to achieve $100.0 million in cumulative net sales of Phexxi to June 30, 2023. The Company achieved the Qualified Financing Threshold in May 2022.

Using the valuation methods discussed in Note 6- Fair Value Financial Instruments, the Company recorded a $1.1 million net loss in fair value of financial instruments as a result of mark-to-market adjustments recognized on the Baker Notes for the quarter ended June 30, 2022 in the condensed consolidated financial statements. For the three and six months ended June 30, 2022, the Company recognized a loss of $3.7 million and $3.5 million, respectively, due to changes in the underlying instrument-specific credit risk for the Baker Notes. These losses are presented separately as a component of other comprehensive income. The change in fair value attributed to the change in the underlying instrument-specific credit risk was determined by taking the difference between the fair value of the Baker Notes with and without the credit risk change.

The Baker Notes contain various customary affirmative and negative covenants agreed to by the Company. The Company was in compliance with all applicable covenants at June 30, 2022, except the required payments of accrued interest for the first and second quarters of 2022 in the aggregate amount of $1.4 million and related cross default covenants. As a result of the cross default provisions applicable to the Adjuvant Notes and the May 2022 Notes, the Company is in default of the Baker Notes, the Adjuvant Notes, and the May 2022 Notes. The Baker Notes also include other customary events of default and cross-default as set forth in the Baker Bros. Purchase Agreement, which include a failure of the Company to maintain the listing of its shares of common stock on the Nasdaq Capital Market. As a result of the current default, the Baker Purchasers have the right to accelerate repayment of all amounts owed pursuant to the Baker Notes or to request redemption of the Baker Notes in an amount equal to three times the outstanding balance plus accrued interest and a make-whole amount further described in the Baker Purchase Agreement.

As of June 30, 2022, the Baker Notes are recorded at fair value in the condensed consolidated balance sheet as short-term convertible notes payable with a total balance of $87.2 million; the total outstanding balance including principal and accrued interest was $28.7 million. As of June 30, 2022 and assuming the current conversion price of $0.75 per share, the Baker Notes could be converted into 38,262,024 shares of common stock and the Baker Warrants and June 2022 Baker Warrants are exercisable for 73,202,299, shares of common stock at an exercise price of $0.75 per share.

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

Interest expense for the Adjuvant Notes for the three and six months ended June 30, 2022 and 2021 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Coupon interest	$523	$485	$1,035	$961
Amortization of issuance costs	10	10	19	19
Total	$533	$495	$1,054	$980

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

On April 4, 2022, the Company entered into the first amendment to the Adjuvant Purchase Agreement (the Adjuvant Amendment). The Adjuvant Amendment extended, effective as of the date the Company achieved the Qualified Financing Threshold upon the closing of the May 2022 Public Offering, the affirmative covenant to achieve $100.0 million in cumulative net sales of Phexxi by June 30, 2022 to June 30, 2023. The Adjuvant Amendment also provided for an adjustment to the conversion price of the Adjuvant Notes such that the conversion price (the Conversion Price) for these Notes, effective as of the reverse stock split the conversion price will now be the lesser of (i) $5.4279 and (ii) 100% of the lowest price per share of common stock (or with respect to securities convertible into common stock, 100% of the applicable conversion price) sold in any equity financing until the Company has met the Qualified Financing Threshold. As of June 30, 2022 and upon the closing of the May 2022 Public Offering, the conversion price was reset to $0.75. Effective as of the Company’s achievement of the Qualified Financing Threshold, the automatic conversion provisions in the Agreement were further amended to provide that the Adjuvant Notes will automatically convert into shares of the Company’s common stock at the Conversion Price immediately following the earliest of the time at which the (i) 30-day value-weighted average price of the Company’s common stock is $150.00 per share, or (ii) the Company achieves cumulative net sales from the sales of Phexxi of $100.0 million, provided such net sales are achieved prior to July 1, 2023.

The Adjuvant Notes contain various customary affirmative and negative covenants agreed to by the Company. The Company was in compliance with all applicable covenants at June 30, 2022, except for the cross default provisions related to the required payments of accrued interest pursuant to the Baker Notes described above. As a result of this default, the holders of the Adjuvant Notes have the right to accelerate payments of all amounts due under the Adjuvant Notes. The Adjuvant Notes also include other customary events of default and cross-default as set forth in the Adjuvant Purchase Agreement. The Adjuvant Notes are classified as current liabilities in the condensed consolidated balance sheet due as a result of these circumstances.

The Adjuvant Notes are accounted for in accordance with authoritative guidance for convertible debt instruments. The $25.0 million in proceeds is considered to be restricted cash for financial reporting purposes due to contractual stipulations that specify the types of expenses the money can be spent on and how it must be allocated. As of June 30, 2022, $1.2 million in proceeds remain that are included in restricted cash on the accompanying condensed consolidated balance sheet.

As of June 30, 2022, the Adjuvant Notes are recorded in the condensed consolidated balance sheet as short-term convertible notes payable with a total balance of $28.3 million. The balance is comprised of $24.9 million in principal, net of unamortized debt issuance costs, and $3.4 million in accrued interest. As of June 30, 2022 and assuming the current conversion price of $0.75 per share, the Adjuvant Notes could be converted into 37,853,578 shares of common stock.

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

Under the valuation methods as described in Note 6- Fair Value Financial Instruments, the Company recorded the following in the condensed consolidated financial statements related to the January 2022 Notes and Warrants during the six months ended June 30, 2022: (i) $0.1 million in notes at issuance; (ii) $4.6 million in warrants at issuance as a derivative liability; (iii) a $0.3 million gain on issuance; and (iv) a $3.9 million gain in fair value of financial instruments as a result of the mark-to-market adjustment on the January 2022 Warrants.

Under the valuation methods as described in Note 6- Fair Value Financial Instruments, the Company recorded the following in the condensed consolidated financial statements related to the March 2022 Notes and Warrants during the six months ended June 30, 2022: (i) $0.1 million in notes at issuance; (ii) $6.0 million in warrants at issuance as a derivative liability; (iii) a $1.2 million loss on issuance; and (iv) a $5.3 million gain in fair value of financial instruments as a result of the mark-to-market adjustment on the March 2022 Warrants.

Interest pertaining to both the January and March 2022 Notes for the three and six months ended June 30, 2022 was approximately $0.1 million. Since the Company accounts for the January and March 2022 Notes under the fair value method, the interest was included in the determination of the fair value, and the debt issuance costs were expensed.

May 2022 Notes

On May 4, 2022, the Company entered into amendment and exchange agreements (the May 2022 Exchange) with the holder of issued and outstanding Series B-2 and C Preferred Stock, Seven Knots, and the January and March 2022 Purchasers, pursuant to which they agreed to exchange all of the January and March 2022 Notes, 2,100 shares of Series B-2 Convertible Preferred Stock, 1,700 shares of Series C Convertible Preferred Stock, and 533,333 shares of the Company’s Common Stock for (i) new 5.0% Senior Subordinated Notes with an aggregate principal amount of $22.3 million (the May 2022 Notes), (ii) 208,333 new shares of Common Stock and (iii) new warrants to purchase up to 833,333 shares of Common Stock (the May 2022 Warrants). The May 2022 Warrants have an exercise price of $2.4765 per share and were exercisable immediately with a five-year term. The 2,100 shares of Series B-2 Convertible Preferred Stock, 1,700 shares of Series C Convertible Preferred Stock, and 533,333 shares of the Company’s Common Stock that were exchanged in the May 2022 Exchange were retired by the Company. All exchange transactions aforementioned were cashless.

The May 2022 Notes are substantially similar to the January and March 2022 Notes, except that (i) the maturity date of the May 2022 Notes was August 1, 2022 and (ii) the holders of the May 2022 Notes may require the Company to redeem or exchange up to 100% of the May 2022 Notes upon the occurrence of certain subsequent transactions (each, a Subsequent Transaction Optional Redemption). Pursuant to the terms of the May 2022 Notes and subject to certain conditions described in the May 2022 Notes, if the Company completed an underwritten public offering of at least $20 million complying with certain conditions (a Qualified Underwritten Offering) and the holder of the May 2022 Notes did not participate in the Qualified Underwritten Offering, then the holder would have forfeited their right to Subsequent Transaction Optional Redemption solely with respect to that Qualified Underwritten Offering and amounts that may have been due pursuant to the May 2022 Notes would not have been due and payable until the three-month anniversary of the Qualified Underwritten Offering.

The May 2022 Public Offering qualified as the Qualified Underwritten Offering and, in connection with the May 2022 Public Offering, the holders of the May 2022 Notes waived certain of their preemptive and redemption rights and the Company redeemed $5.9 million of the May 2022 Notes. The holders of the May 2022 Notes also waived the maturity date of the May 2022 Notes until October 31, 2022.

The Company evaluated the May 2022 Notes and determined that in accordance with ASC 470 the notes should be accounted for as a modification of the January and March 2022 Notes. The Company further evaluated the May 2022 Notes to determine if any embedded components qualified as a derivative requiring bifurcation in accordance with ASC 815. The Company determined that the embedded put options and interest rate increase feature would all require bifurcation and separate accounting. Therefore, the Company elected to use the fair value option under ASC 825, Financial Instruments (ASC 825) for the May 2022 Notes inclusive of the embedded features.

The May 2022 Notes contain various customary affirmative and negative covenants agreed to by the Company. The Company was in compliance with all applicable covenants at June 30, 2022, except for the cross default provisions related to the required payments of accrued interest pursuant to the Baker Notes described above. The May 2022 Notes also include other customary events of default, which include the suspension of trading of shares of the Company’s common stock on the Nasdaq Capital Market for a period of more than five trading days. As such, the recent suspension of trading of the Company’s common stock will likely result in an additional event of default under the May 2022 Notes, which as discussed above, will likely result in additional events of default and cross defaults under the Adjuvant Notes and Baker Notes. As a result of the default relating to the Baker Notes, the interest rate has been increased to 18% for the duration of the default and the holders of the May 2022 Notes have the right to request redemption for 125% of the amounts then owed pursuant to the May 2022 Notes.

The Company evaluated the May 2022 Warrants and determined that, in accordance with ASC 815, the warrants should be recorded at fair value and classified as a derivative liability in the condensed consolidated balance sheet. Both the May 2022 Notes and Warrants are marked-to-market at each reporting date.

Under the valuation methods as described in Note 6- Fair Value Financial Instruments, the Company recorded the following in the condensed consolidated financial statements related to the May 2022 Notes and Warrants during the quarter ended June 30, 2022: (i) $22.3 million in notes at issuance; (ii) $1.6 million in warrants at issuance as a derivative liability; (iii) a $9.5 million loss in fair value of financial instruments as a result of the mark-to-market adjustment on the May 2022 Notes, and (iv) a $0.9 million gain in fair value of financial instruments as a result of the mark-to-market adjustment on the May 2022 Warrants.

5.Balance Sheet Details

Inventories
Inventories consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$574	$574
Work in process(1)	1,783	1,712
Finished goods(2)(3)	3,776	5,629
Total	$6,133	$7,915
_____________________
(1) The work in process balance represents all production costs incurred for partially completed goods.
(2) As of June 30, 2022 and December 31, 2021, the finished goods balance includes a $0.3 million inventory reserve for estimated obsolescence and excess inventory based upon assumptions about the future demand for Phexxi.
(3) As of June 30, 2022 and December 31, 2021, $0.2 million in finished goods is included on the condensed consolidated balance sheet in other noncurrent assets.
Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Clinical trial related costs	$4,569	$5,294
Selling and marketing related costs	1,140	1,997
Legal and other professional fees	831	550
Manufacturing related costs	—	201
Other	378	328
Total	$6,918	$8,370

6.Fair Value of Financial Instruments

Fair Value of Financial Assets

The fair values of the Company’s assets, including the money market funds, investments in marketable fixed income debt securities classified as cash and cash equivalents, and restricted cash measured on a recurring basis as of June 30, 2022 and December 31, 2021, respectively, are summarized in the following tables (in thousands):

	June 30, 2022				December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds (1)	$14,043	$—	$—	$14,043	$11,176	$—	$—	$11,176
Total assets	$14,043	$—	$—	$14,043	$11,176	$—	$—	$11,176
_____________________
(1) Included as a component of cash and cash equivalents and restricted cash on the accompanying condensed consolidated balance sheet.
Fair Value of Financial Liabilities

The fair values of the Company’s debt instruments and derivative liabilities embedded in the convertible preferred stock host contract as discussed in Note 8- Stockholders' Deficit measured on a recurring basis as of June 30, 2022 and December 31, 2021, respectively, are summarized in the following tables (in thousands):

					Fair Value
June 30, 2022	Principal Amount	Unamortized Issuance Costs	Accrued Interest	Net Carrying Amount	Amount	Leveling
Baker Notes(1)(2)	$27,323	$—	$1,374	$28,697	$87,192	Level 3
Adjuvant Notes(3)	25,000	(127)	3,390	28,263	N/A	N/A
May 2022 Notes(1)	16,376	—	128	16,504	4,054	Level 3
January 2022 Warrants	—	—	—	—	689	Level 3
March 2022 Warrants	—	—	—	—	682	Level 3
May 2022 Warrants	—	—	—	—	687	Level 3
May 2022 Public Offering Warrants	—	—	—	—	41,241	Level 3
June 2022 Baker Warrants	—	—	—	—	70,238	Level 3

					Fair Value
December 31, 2021	Principal Amount	Unamortized Issuance Costs	Accrued Interest	Net Carrying Amount	Amount	Leveling
Baker Notes(1)(2)	$27,323	$—	$698	$28,021	$81,717	Level 3
Adjuvant Notes(3)	25,000	(146)	2,355	27,209	27,209	Level 3
Derivative Liability - Convertible Preferred Stock	—	—	—	—	202	Level 3
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

Change in Fair Value of Level 3 Financial Liabilities
The following tables summarize the changes in Level 3 financial liabilities related to derivative liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2022 (in thousands):

	Derivative Liability - Convertible Preferred Stock Conversion Feature	Derivative Liability - January 2022 Warrants	Derivative Liability - March 2022 Warrants	Derivative Liability - May 2022 Warrants	May 2022 Public Offering Common Warrants	May 2022 Public Offering Pre-Funded Warrants	June 2022 Baker Warrants	Derivative Liabilities Total
Balance at March 31, 2022	$92	$3,857	$3,893	$—	$—	$—	$—	$7,842
Balance at issuance	—	—	—	1,613	18,034	4,633	70,238	94,518
Warrant exercises	—	—	—	—	(7,145)	(4,633)	—	(11,778)
Change in fair value presented in the Condensed Consolidated Statements of Operations	—	(3,168)	(3,210)	(926)	30,352	—	—	23,048
Conversion of series B-2 convertible preferred stock	(19)	—	—	—	—	—	—	(19)
May 2022 exchange transaction	(73)	—	—	—	—	—	—	(73)
Balance at June 30, 2022	$—	$689	$683	$687	$41,241	$—	$70,238	$113,538

	Derivative Liability - Convertible Preferred Stock Conversion Feature	Derivative Liability - January 2022 Warrants	Derivative Liability - March 2022 Warrants	Derivative Liability - May 2022 Warrants	May 2022 Public Offering Common Warrants	May 2022 Public Offering Pre-Funded Warrants	June 2022 Baker Warrants	Derivative Liabilities Total
Balance at December 31, 2021	$202	$—	$—	$—	$—	$—	$—	$202
Balance at issuance	—	4,562	6,025	1,613	18,034	4,633	70,238	105,105
Warrant exercises	—	—	—	—	(7,145)	(4,633)		(11,778)
Change in fair value presented in the Condensed Consolidated Statements of Operations	(83)	(3,873)	(5,342)	(926)	30,352	—	—	20,128
Conversion of series B-2 convertible preferred stock	(46)	—	—	—	—	—	—	(46)
May 2022 exchange transaction	(73)	—	—	—	—	—	—	(73)
Balance at June 30, 2022	$—	$689	$683	$687	$41,241	$—	$70,238	$113,538

Change in Fair Value of Level 3 Financial Liabilities

The following tables summarize the changes in Level 3 financial liabilities related to the January 2022 Notes, the March 2022 Notes, the May 2022 Notes, and the Baker Notes measured at fair value on a recurring basis for the three and six months ended June 30, 2022 (in thousands):

	Term Notes - January 2022 Notes	Term Notes - March 2022 Notes	Term Notes - May 2022 Notes	Term Notes Total	Baker First Closing Notes	Baker Second Closing Notes	Baker Notes Total
Balance at March 31, 2022	$118	$149	$—	$267	$51,653	$34,436	$86,089
Balance at issuance	—	—	447	447	—	—	—
Debt repayment	—	—	(5,892)	(5,892)	—	—	—
Change in fair value presented in the Condensed Consolidated Statements of Operations	2	2	9,499	9,503	(1,543)	(1,029)	(2,572)
Change in fair value presented in the Condensed Consolidated Statements of Comprehensive Operations	—	—	—	—	2,205	1,470	3,675
May 2022 exchange transaction	(120)	(151)	—	(271)	—	—	—
Balance at June 30, 2022	$—	$—	$4,054	$4,054	$52,315	$34,877	$87,192

	Term Notes - January 2022 Notes	Term Notes - March 2022 Notes	Term Notes - May 2022 Notes	Term Notes Total	Baker First Closing Notes	Baker Second Closing Notes	Baker Notes Total
Balance at December 31, 2021	$—	$—	$—	$—	$49,030	$32,687	$81,717
Balance at issuance	116	149	447	712	—	—	—
Debt repayment	—	—	(5,892)	(5,892)	—	—	—
Change in fair value presented in the Condensed Consolidated Statements of Operations	4	2	9,499	9,505	1,189	792	1,981
Change in fair value presented in the Condensed Consolidated Statements of Comprehensive Operations	—	—	—	—	2,096	1,398	3,494
May 2022 exchange transaction	(120)	(151)	—	(271)	—	—	—
Balance at June 30, 2022	$—	$—	$4,054	$4,054	$52,315	$34,877	$87,192
The following table summarizes the changes in Level 3 financial liabilities related to the Baker Notes measured at fair value on a recurring basis for the three and six months ended June 30, 2021 (in thousands):

	Baker First Closing Notes	Baker Second Closing Notes	Total
Balance at March 31, 2021	$30,536	$20,358	$50,894
Change in fair value	(3,951)	(2,635)	(6,586)
Balance at June 30, 2021	$26,585	$17,723	$44,308

	Baker First Closing Notes	Baker Second Closing Notes	Total
Balance at December 31, 2020	$30,451	$20,301	$50,752
Change in fair value	(3,866)	(2,578)	(6,444)
Balance at June 30, 2021	$26,585	$17,723	$44,308

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

May 2022 Notes

The fair value of the May 2022 Notes issued as described in Note 4- Debt, and subsequent changes in fair value recorded at each reporting date, were determined using a PWERM model. PWERM was used to take into account several factors, including the future value of the Company's common stock, a potential change of control event, the probability of meeting certain debt covenants, the maturity term of the January and March 2022 Notes, exercise of the put right, and exercise of the Company's call right.
Warrants Issued in 2022

The fair values of all warrants issued in the first half of 2022 as described in Note 4- Debt was determined using the Black-Scholes option pricing model based on the following weighted-average assumptions for the period indicated.

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Expected volatility	112.0%	111.9%
Risk-free interest rate	2.9%	2.9%
Expected dividend yield	—%	—%
Expected term (years)	5.0	5.0

7.Commitments and Contingencies

Operating Leases

Fleet Lease

In December 2019, the Company and Enterprise FM Trust (the Lessor) entered into a Master Equity Lease Agreement whereby the Company leases vehicles to be delivered by the Lessor from time to time with various monthly costs depending on whether the vehicles are delivered for a term of 24 or 36 months, commencing on each corresponding delivery date. The leased vehicles are for use by eligible employees of the Company's commercial operations personnel. As of June 30, 2022, there was a total of 75 leased vehicles. The Company maintains a letter of credit as collateral in favor of the Lessor, which was included in restricted cash in the condensed consolidated balance sheet. As of June 30, 2022 and December 31, 2021, this letter of credit was $0.3 million. The Company determined that the leased vehicles are accounted for as operating leases under ASC 842, Leases (ASC 842).

2020 Lease and the First Amendment

On October 3, 2019, the Company entered into an office lease for approximately 24,474 square feet (the Existing Premises) pursuant to a non-cancelable lease agreement (the 2020 Lease). The 2020 Lease commenced on April 1, 2020 and will expire on September 30, 2025, unless terminated earlier in accordance with its terms. The Company has a right to extend the term of the lease for an additional five years, although at this time the Company does not anticipate exercising such extension. The Company provided the landlord with a $750,000 security deposit in the form of a letter of credit for the Existing Premises. On April 14, 2020, the Company entered into the first amendment to the 2020 Lease for an additional 8,816 rentable square feet of the same office location (the Expansion Premises), which commenced on September 1, 2020 and will expire on

September 30, 2025. The Company provided an additional $50,000 in a letter of credit for the Expansion Premises. As of June 30, 2022 and December 31, 2021, restricted cash maintained as collateral for the Company’s security deposit was $0.8 million.

2022 Sublease

On May 27, 2022, the Company entered into a sublease agreement with AMN Healthcare, Inc. (AMN), pursuant to which the Company agreed to sublease approximately 16,637 rentable square feet of the Existing Premises to AMN for a term commencing on June 15, 2022 and ending coterminous with the 2020 Lease on September 30, 2025, in exchange for the sum of approximately $87,000 per month, subject to an annual 3.5% increase each year.
The sublease gross income was immaterial for the three and six months ended June 30, 2022.

Supplemental Financial Statement Information

		Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost (in thousands)	Classification	2022	2021	2022	2021
Operating lease expense	Research and development	$85	$128	$171	$272
Operating lease expense	Selling and marketing	268	251	499	497
Operating lease expense	General and administrative	250	205	509	408
Total		$603	$584	$1,179	$1,177

Lease Term and Discount Rate	June 30, 2022	December 31, 2021
Weighted Average Remaining Lease Term (in years)	3.19	3.58
Weighted Average Discount Rate	12%	12%

Maturity of Operating Lease Liabilities (in thousands)	June 30, 2022
Remainder of 2022 (6 months)	$1,301
Year ending December 31, 2023	2,440
Year ending December 31, 2024	2,311
Year ending December 31, 2025	1,506
Total lease payments	7,558
Less: imputed interest	(1,328)
Total	$6,230

	Six Months Ended June 30,
Other information (in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows in operating leases	$1,289	$1,139

Other Contractual Commitments

In November 2019, the Company entered into a supply and manufacturing agreement with a third party to manufacture Phexxi, with potential to manufacture other product candidates in accordance with all applicable current good manufacturing practice regulations, pursuant to which the Company has certain minimum purchase commitments based on the forecasted product sales. There were no purchases made under the supply and manufacturing agreement for the three and six months ended June 30, 2022, and $1.9 million and $3.0 million in purchases for the three and six months ended June 30, 2021, respectively.

Contingencies

From time to time, the Company has become and may become involved in certain lawsuits and legal proceedings which arise in the ordinary course of business. On December 14, 2020, a trademark dispute captioned TherapeuticsMD, Inc. v. Evofem Biosciences, Inc., was filed in the United States District Court for the Southern District of Florida against the Company, alleging infringement of certain trademarks owned by TherapeuticsMD under federal and state law (Case No. 9:20-cv-82296). On July 17, 2022, the Company settled the lawsuit with TherapeuticsMD pursuant to which the Company agreed to rebrand its product by July 2024 to coincide with its marketing objectives which may include the potential new indications for the prevention of urogenital chlamydia and gonorrhea in women.

As of June 30, 2022, there were no other claims or actions pending against the Company, which management believes has a probable, or reasonably possible, probability of an unfavorable outcome.

Intellectual Property Rights

In 2014, the Company entered into an amended and restated license agreement (the Rush License Agreement) with Rush University Medical Center (Rush University) pursuant to which Rush University granted the Company an exclusive, worldwide license of certain patents and know-how related to its multipurpose vaginal pH modulator technology. Pursuant to the Rush License Agreement, the Company is obligated to pay to Rush University an earned royalty based upon a percentage of net sales in the range of mid-single digits. In September 2020, the Company entered into the first amendment to the Rush License Agreement, pursuant to which the Company is also obligated to pay a minimum annual royalty amount of $100,000 to the extent the earned royalties do not equal or exceed $100,000 commencing January 1, 2021. Such royalty costs were $0.2 million and $0.5 million for the three and six months ended June 30, 2022, respectively, and $0.1 million for the three and six months ended June 30, 2021.

8.Stockholders' Deficit

Warrants

In April and June 2020, pursuant to the Baker Bros. Purchase Agreement, as discussed in Note 4- Debt, the Company issued warrants to purchase up to 341,530 shares of the Company's common stock in a private placement at an exercise price of $36.60 per share. As discussed in Note 4- Debt, the Second Baker Amendment provides that the exercise price of the Baker Warrants will equal the conversion price of the Baker Notes. As of June 30, 2022, the exercise price of the Baker warrants was reset to $0.75 per share.

In January 2022, pursuant to the January 2022 Securities Purchase Agreement as discussed in Note 4- Debt, the Company issued warrants to purchase up to 1,000,400 shares of the Company's common stock in a registered direct offering at an exercise price of $5.88 per share. In March 2022, pursuant to the March 2022 Securities Purchase Agreement as discussed in Note 4- Debt, the Company issued warrants to purchase up to 1,037,885 shares of common stock in a registered direct offering at an exercise price of $7.18 per share.

In May 2022, pursuant to the exchange agreement as described in Note 4- Debt, the Company issued common warrants to purchase up to 833,333 shares of common stock at an exercise price of $2.4765 per share. The warrants have a five-year term and were exercisable beginning on May 4, 2022.

In May 2022, pursuant to the May 2022 Public Offering as described below, the Company issued common warrants to purchase up to 71,000,000 shares of common stock at an exercise price of $0.75 per share, and pre-funded warrants to purchase up to 12,835,000 shares of common stock at an exercise price of $0.001 per share. The warrants have a five-year term and were exercisable beginning May 24, 2022. The common warrants contain (and the pre-funded warrants contained) customary 4.99% and 19.99% limitations on exercise provisions. The exercise price and number of shares issuable upon exercise of the common warrants is subject to adjustment for certain dilutive issuances, stock splits and similar recapitalization transactions. During the second quarter of 2022, all pre-funded warrants were exercised for an immaterial amount of cash and 28,129,848 shares of common warrants were exercised for total proceeds of $21.1 million (including $0.2 million that was included in prepaid and other current assets in the condensed consolidated balance sheet at June 30, 2022). Subsequent to June 30, 2022, 4,791,666 shares of common warrants were exercised for total proceeds of $3.6 million.

In June 2022, as required by the Second Baker Amendment, the Company issued the June 2022 Baker Warrants to purchase up to 72,860,769 shares of the Company’s common stock, $0.0001 par value per share. The June 2022 Baker Warrants have an exercise price of $0.75 per share and a five-year term and were exercisable beginning June 28, 2022. The June 2022 Baker Warrants also contain customary 4.99% and 19.99% limitations on exercise provisions. The exercise price and number of shares issuable upon exercise of the June 2022 Baker Warrants is subject to adjustment for certain dilutive issuances, stock splits and similar recapitalization transactions.

As of June 30, 2022, warrants to purchase up to 123,120,348 shares of the Company’s common stock remain outstanding at a weighted average exercise price of $1.58 per share. These warrants are summarized below:

Type of Warrants	Underlying Common Stock to be Purchased	Exercise Price	Issue Date	Exercise Period
Common Warrants	78	$768.60	August 17, 2012	August 17, 2012 to July 17, 2022
Common Warrants	520	$55.35	June 11, 2014	June 11, 2014 to June 11, 2024
Common Warrants	56,578	$112.50	May 24, 2018	May 24, 2018 to May 24 2025
Common Warrants	12	$112.50	June 26, 2018	June 26, 2018 to June 26, 2025
Common Warrants	111,111	$95.70	April 11, 2019	October 11, 2019 to April 11, 2026
Common Warrants	185,185	$95.70	June 10, 2019	December 10, 2019 to June 10, 2026
Common Warrants	204,918	$0.75	April 24, 2020	April 24, 2020 to April 24, 2025
Common Warrants	136,612	$0.75	June 9, 2020	June 9, 2020 to June 9, 2025
Common Warrants	3,822,793	$15.00	May 20, 2021	May 20, 2021 to May 22, 2023
Common Warrants	1,000,401	$5.88	January 13, 2022	March 1, 2022 to March 1, 2027
Common Warrants	1,037,886	$7.18	March 1, 2022	March 1, 2022 to March 1, 2027
Common Warrants	833,333	$2.4765	May 4, 2022	May 4, 2022 to May 4, 2027
Common Warrants	42,870,152	$0.75	May 24, 2022	May 24, 2022 to May 24, 2027
Common Warrants	72,860,769	$0.75	June 28, 2022	June 28, 2022 to June 28, 2027
Total	123,120,348

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

On May 4, 2022, pursuant to the May 2022 Exchange, as defined in Note 4- Debt, the remaining 2,100 shares of Series B-2 Convertible Preferred Stock and 1,700 shares of Series C Convertible Preferred Stock were exchanged for Senior Subordinated Notes with an aggregate principal amount of $4.8 million and warrants to purchase up to 833,333 shares of common stock.

Common Stock

Public Offerings

On March 29, 2021, the Company completed an underwritten public offering (the March 2021 Public Offering), whereby the Company issued 1,142,857 shares of common stock at a price to the public of $26.25 per share (the March 2021 Public Offering Price). The Company received proceeds from the March 2021 Public Offering of approximately $28.0 million, net of underwriting discounts. In addition, the Company granted the underwriters a 30 days overallotment option to purchase up to an additional 171,428 shares of its common stock at the March 2021 Public Offering Price, less applicable underwriting discounts. On April 6, 2021, the underwriters exercised their overallotment option in full and the Company received proceeds of approximately $4.2 million, net of underwriting discounts. The common stock issued in the March 2021 Public Offering was registered pursuant to a shelf registration statement on Form S-3 (File No. 333-253881) filed with the SEC on March 4, 2021 and declared effective on March 11, 2021.

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

In May 2022, the Company completed an underwritten public offering (the May 2022 Public Offering), whereby the Company issued 22,665,000 shares of common stock and accompanying common warrants to purchase 45,330,000 shares of common stock at a price to the public of $0.75. The common warrants have an exercise price of $0.75 per share, a five-year term, and were exercisable beginning on May 24, 2022. In the May 2022 Public Offering the Company also issued pre-funded warrants to purchase 12,835,000 shares of common stock and accompanying common warrants to purchase 25,670,000 shares of common stock at a price to the public of $0.749. The pre-funded warrants had an exercise price of $0.001 per share, were exercisable beginning on May 24, 2022, and expired when they were exercised in full. The Company received proceeds from the May 2022 Public Offering of approximately $18.1 million, net of $5.9 million debt repayment, underwriting discounts and offering expenses.
Common Stock Purchase Agreement

On February 15, 2022, the Company entered into a common stock purchase agreement (the Stock Purchase Agreement) with Seven Knots, LLC (Seven Knots), pursuant to which Seven Knots agreed to purchase from the Company up to $50.0 million in shares of the Company's common stock. Sales made to Seven Knots were at the Company's sole discretion, and the Company controlled the timing and amount of any and all sales. The price per share was based on the market price of the Company's common stock at the time of sale as computed under the Stock Purchase Agreement. As consideration for Seven Knots’ commitment to purchase shares of common stock, the Company issued 128,172 shares of common stock to Seven Knots as commitment fee shares.

Sales of common stock to Seven Knots were subject to customary 4.99% and 19.99% beneficial ownership limitations. The Stock Purchase Agreement had a termination date of the earliest of March 1, 2024, or when Seven Knots has purchased from the Company $50.0 million in shares of the Company's common stock, or as otherwise determined by the Stock Purchase Agreement at the Company’s option.

Effective as of May 18, 2022, the Company and Seven Knots elected to terminate the Stock Purchase Agreement without any penalty or additional cost to the Company. Prior to termination, the Company issued a total of 1,964,272 shares of common stock under the Stock Purchase Agreement for aggregate gross proceeds of $7.4 million.

Unregistered shares

On June 8, 2022, the Company entered into an agreement for services with a360 Media, LLC (a360 Media), pursuant to which a360 Media will provide professional media support and advertising services in exchange for, at a360 Media's option, either (a) $860,119 in cash, or (b) 2,318,380 shares of the Company's common stock at a value of $0.371 per share. On July 18, 2022, the Company and a360 Media entered into a similar agreement for professional media support and advertising services in exchange for, at a360 Media's option, either (a) $1,409,858 in cash, or (b) 1,600,293 shares of the Company's common stock at a value of $0.881 per share. Pursuant to these two agreements, the company issued an aggregate 3,918,673 unregistered shares of the Company's common stock to a360 Media. These shares were issued in reliance upon an exemption from registration afforded by Section 4(a)(2) promulgated under the Securities Act of 1933, as amended.

The Company evaluated the a360 Media agreement and determined that in accordance with ASC 480 Distinguishing Liabilities from Equity (ASC 480) and ASC 718 Compensation-Stock Compensation (ASC 718), the common stock issued to a360 should be equity classified and recorded as a prepaid asset in the condensed consolidated balance sheet. When the requisite service condition has been met, the Company will recognize noncash stock-based compensation expense.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows in common equivalent shares as of June 30, 2022:

Common stock issuable upon the exercise of stock options outstanding	857,153
Common stock issuable upon the exercise of common stock warrants	123,120,348
Common stock available for future issuance under the 2019 ESPP	63,703
Common stock available for future issuance under the Amended and Restated 2014 Plan	206,184
Common stock available for future issuance under the Amended Inducement Plan	60,105
Common stock reserved for the conversion of convertible notes	76,115,602
Total common stock reserved for future issuance	200,423,095

9.Stock-based Compensation

Equity Incentive Plans
The following table summarizes stock-based compensation expense related to stock options, restricted stock awards (RSAs) granted to employees, non-employee directors and consultants, and the 2019 Employee Stock Purchase Plan (the 2019 ESPP) included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$166	$419	$341	$962
Selling and marketing	152	609	315	1,349
General and administrative	763	1,965	1,492	4,146
Total	$1,081	$2,993	$2,148	$6,457

Stock Options

There were 40,000 and 257,718 shares of stock options granted during the three and six months ended June 30, 2022, respectively. As of June 30, 2022, unrecognized stock-based compensation expense for employee stock options was approximately $5.7 million, which the Company expects to recognize over a weighted-average remaining period of 2.7 years, assuming all unvested options become fully vested.

Restricted Stock Awards

There were no shares and 157,333 shares of performance-based RSAs granted during the three and six months ended June 30, 2022, respectively, to the Company's executive management team. The vesting conditions for the performance-based RSAs are connected to the Company’s achievement of certain performance milestones during the current fiscal year.

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

As of June 30, 2022, unrecognized noncash stock-based compensation expense related to the unvested RSAs was approximately $0.3 million, all of which is related to the performance-based RSAs. The expense recognition for unvested performance-based RSAs is dependent upon the probability of milestone achievement in 2022.

Employee Stock Purchase Plan

The purchase price under the 2019 ESPP is 85% of the lesser of the fair market value of the common stock on the first or the last business day of an offering period. The maximum number of shares of common stock that may be purchased by any participant during an offering period is equal to $25,000 divided by the fair market value of the common stock on the first business day of an offering period.

The fair market value of shares to be issued to employees under the 2019 ESPP is estimated using a Black-Scholes option-pricing model at the grant date, which requires the use of subjective and complex assumptions, including (i) the expected stock price volatility, (ii) the calculation of the expected term of the award, (iii) the risk-free interest rate and (iv) the expected dividend yield. During the three and six months ended June 30, 2022 and 2021, there were 75,169 and 11,578 shares of common stock purchased under the 2019 ESPP, respectively.

The fair market value of shares to be issued to employees under the 2019 ESPP is estimated using a Black-Scholes option-pricing model at the grant date, which requires the use of subjective and complex assumptions, including (i) the expected stock price volatility, (ii) the calculation of the expected term of the award, (iii) the risk-free interest rate and (iv) the expected dividend yield. The following weighted average assumptions were used in the calculation of fair value of shares under the 2019 ESPP at the grant dates for the period indicated.

	Three and Six Months Ended June 30,
	2022	2021
Expected volatility	177.2%	106.9%
Risk-free interest rate	2.3%	0.1%
Expected dividend yield	—%	—%
Expected term (years)	0.5	0.5

10.Subsequent Events

Subsequent events were evaluated through the filing date of this Quarterly Report, August 12, 2022. See Note 1 Description of Business and Basis of Presentation, Note 7- Commitments and Contingencies and Note 8- Stockholders' Deficit for discussion of subsequent events, which occurred in July and August 2022.

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

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. For additional context with which to understand our financial condition and results of operations, see the audited consolidated financial statements and accompanying notes contained therein as of December 31, 2021 and 2020 (2021 Audited Financial Statements) in the Company’s Annual Report on Form 10-K as filed with the SEC on March 10, 2022 (2021 Annual Report). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under Item 1A of Part I of the 2021 Annual Report and Item 1A of Part II of this Quarterly Report and our Quarterly Report on Form 10-Q as filed with the SEC on May 10, 2022. Unless otherwise defined in this section, the defined terms in this section have the meanings set forth in the 2021 Audited Financial Statements.

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

Phexxi as a Contraceptive; Commercial Strategies
Our sales force promotes Phexxi directly to obstetrician/gynecologists and their affiliated health professionals, who collectively write the majority of prescriptions for contraceptive products. As of June 30, 2022, our sales force consisted of 55 sales representatives and 8 business managers, supported by a self-guided virtual health care provider (HCP) learning platform. Additionally, we offer women direct access to Phexxi via our telehealth platform. Using the platform, women can directly meet with an HCP to determine their eligibility for a Phexxi prescription and, if eligible, have the prescription written by the HCP, filled, and mailed directly to them by a third-party pharmacy.
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
Additional research into the demographics of more than 5,000 women who are using Phexxi revealed that 79% of Phexxi users are between 18 to 34 years of age. Among the subset of Phexxi users for whom prior contraceptive data is available (n=2,512), 49% of women who had recently started Phexxi switched over from either an oral contraceptive, hormone patch or ring, or long-acting reversible contraception.
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
In September 2021, we launched a national brand ambassador campaign featuring Emmy Award-winning celebrity Annie Murphy, designed to broaden awareness and drive uptake of Phexxi. This award-winning campaign, known as “House Rules,” has significantly raised our target audience awareness of Phexxi. To date, the House Rules campaign has grown brand awareness by 45% and garnered 42 million video views and over 33,000 telehealth exits. More importantly, it has also helped drive significant increases in new HCPs recommending and prescribing Phexxi.
Over the course of 2021, ex-factory units grew quarter over quarter, with the most significant growth in the fourth quarter following “House Rules;” Phexxi units shipped increased 73% as compared to the prior quarter, propelled by a 56% increase in new patients starting Phexxi and a 111% increase in refills as compared to the prior quarter.
The first quarter of 2022 reflected anticipated softness in Phexxi prescription and dispensed unit growth due to the annual reset of patient healthcare deductibles, which impacted most contraceptive brands, as well as from adjustments to Evofem’s patient support programs in January 2022 intended to increase the profit margin on Phexxi units dispensed and support continued net product sales growth. As forecasted, Phexxi total prescriptions and dispensed units rebounded in March 2022 and continued to grow in the second quarter of 2022, and dispensed units increased by nearly 11% quarter over quarter.
Approved claims for Phexxi have increased throughout 2022, and currently 70% of Phexxi claims are being approved, up from a low of 55%.

In the second quarter of 2022, we successfully negotiated an agreement with one of the nation’s largest pharmacy benefit managers (PBMs) to ensure most women covered by this plan can fill their Phexxi prescription. The agreement took effect on July 1, 2022 and is representative of approximately 48 million lives.
We continue working to increase the number of lives covered and to gain a preferred formulary position for Phexxi. Effective July 1, 2022, Phexxi will have coverage for approximately 60% of U.S. commercial lives. This includes:
•U.S. Department of Veterans Affairs: Our December 2020 contract award from the U.S. Department of Veterans Affairs covers approximately 13.7 million commercial lives.
•The U.S. Medicaid population: Medicaid provides health coverage to approximately 68 million members, including approximately 16.8 million women 19 to 49 years of age. They gained access to Phexxi on January 1, 2021 through our participation in the Medicaid National Drug Rebate Program.
•Pharmacy Benefits Manager: As mentioned above, Evofem successfully negotiated a contract with one of the largest PBMs in the nation, which added Phexxi to its formulary with no restrictions for most women covered by the plan. The agreement is effective July 1, 2022.

Approximately 9 million commercial lives have access to Phexxi at no out-of-pocket cost as of July 31, 2022. This increased on August 1, 2022, when one of the largest plans in California added Phexxi to its preventive drug list at $0 copay.

Coverage for and access to Phexxi is expected to further increase as additional insurers and PBMs comply with the January 2022 guidance regarding access to contraception in the U.S from the Health Resources and Services Administration (HSRA) and the U.S. Department of Labor. The new guidance specifies that most insurers and PBMs must provide coverage, with no out-of-pocket costs to women, for FDA-approved contraceptive products, like Phexxi, prescribed by healthcare providers. Compliance with the January 2022 guidance is expected on or before January 1, 2023.

Phexxi is classified in the databases and pricing compendia of Medi-Span and First Databank, two major drug information databases that payers can consult for pricing and product information, as the first and only “vaginal pH modulator.” In July 2022, we developed and introduced a new educational chart that provides high-level information about birth control methods that are currently options available to women in the United States, adding new categories, including vaginal pH modulator. It is intended to replace a long-outdated chart that is still in use at many obstetrics and gynecology offices, thereby better supporting healthcare providers in their contraceptive counseling.
Phexxi for the Prevention of Chlamydia and Gonorrhea
Our ongoing clinical program is evaluating Phexxi for the prevention of urogenital chlamydia and gonorrhea infections in women - two of the most pervasive sexually transmitted infections in the United States. Currently, there are no FDA‑approved prescription products for the prevention of either of these common STIs.

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
In October 2020, based on positive and statistically significant top-line results of our Phase 2B/3 AMPREVENCE trial, we initiated our Phase 3 EVOGUARD clinical trial. This randomized, placebo-controlled registrational trial was designed to enroll 1,730 women with a prior chlamydia or gonorrhea infection and who were at risk for future infection. Participants are enrolled for a 16-week interventional phase followed by a one-month follow-up period. We completed enrollment in March 2022 and expect to report top-line EVOGUARD results by October 31, 2022. Assuming positive results from this trial, we expect to submit a marketing application for Phexxi in the first half of 2023. Both potential indications have received Fast Track Designations, with which comes the opportunity for priority review consideration.

Additionally, the FDA has designated EVO100 (the investigational name for Phexxi) as a Qualified Infectious Disease Product (QIDP) for the prevention of both chlamydia and gonorrhea in women, which provides several important potential advantages, including, but not limited to, longer market exclusivity.

Multipurpose Prevention Technology Vaginal Gel for HIV Prevention

In December 2021, we launched a collaboration with Orion Biotechnology Canada, Ltd. (Orion) to evaluate the compatibility and stability of Orion's novel CCR5 antagonist, OB-002, in Phexxi with the goal of developing a Multipurpose Prevention Technology (MPT) product candidate for indications including the prevention of HIV in women. This collaboration will focus on determining compatibility and stability of OB-002 in Phexxi and is expected to yield results in the third quarter of 2022. Assuming positive results from this preclinical work, Evofem and Orion will seek government and philanthropic funding for subsequent clinical trials of the MPT product candidate.

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

In October 2021, we submitted the registration for our hormone-free contraceptive vaginal gel to the Mexican Regulatory Agency Comisión Federal para la Protección contra Riesgos Sanitarios. In addition to submitting for registration in Mexico, we have also submitted marketing applications for Phexxi under the trademark Femidence™ in Nigeria, Ethiopia, and Ghana. These were the first of several strategic regulatory submissions planned under Evofem's 2020 Global Health Agreement with Adjuvant Capital.

Cost of Goods Sold

Inventory costs include all purchased materials, direct labor and manufacturing overhead.

In addition, we are obligated to pay quarterly royalty payments pursuant to our license agreement with Rush University, in amounts equal to a single-digit percentage of the gross amounts we receive on a quarterly basis less certain deductions incurred in the quarter based on a sliding scale. We are also obligated to pay a minimum annual royalty amount of $100,000 to the extent these earned royalties do not equal or exceed $100,000 in any given year. A minimum annual royalty amount of $100,000 was first required for the annual period commencing on January 1, 2021. These royalty costs were approximately $0.2 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and approximately $0.5 million and $0.1 million for the six months ended June 30, 2022 and 2021, respectively, and was included in the costs of goods sold in the condensed consolidated financial statements.

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

We expense internal and third-party research and development expenses as incurred. The following table summarizes research and development expenses by product candidate (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Allocated third-party development expenses:
EVO100 for prevention of chlamydia/gonorrhea- Phase 3 (EVOGUARD)	$5,455	$5,926	$13,742	$10,188
Total allocated third-party development expenses	5,455	5,926	13,742	10,188
Unallocated internal research and development expenses:
Noncash stock-based compensation expenses	166	419	341	962
Payroll related expenses	1,296	1,306	2,662	2,940
Outside services costs	546	492	791	1,016
Other	281	364	599	663
Total unallocated internal research and development expenses	2,289	2,581	4,393	5,581
Total research and development expenses	$7,744	$8,507	$18,135	$15,769

Costs for our clinical development programs are very difficult to predict and may vary significantly for Phexxi for the prevention of chlamydia and gonorrhea and any future product candidate we may seek to develop. We anticipate that we will determine which programs and product candidates to pursue, as well as the most appropriate funding allocations for each program and product candidate, on an ongoing basis in response to the results of ongoing and potential future clinical trials, regulatory developments, and our ongoing assessments of the commercial potential of each current or future product candidate. We expect research and development expenses to decrease slightly in 2022 compared to 2021 primarily due to the anticipated completion of EVOGUARD, from which we expect to report top-line results by October 31, 2022.

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

In connection with our overall cost reduction strategy, we expect our selling and marketing expenses to decrease significantly in 2022 compared to 2021 due to reductions in media and marketing activities related to ongoing Phexxi promotional strategies.

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

Results of Operations

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021 (in thousands):

Net Product Sales

	Three Months Ended June 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
Product sales, net	$6,034	$1,857	$4,177	225%

Phexxi was commercially launched in September 2020. The increase in product sales, net, was primarily due to the continued growth in Phexxi ex-factory unit sales, an increase in both gross and net sales from the impact of Phexxi promotional strategies, and gross-to-net improvement initiatives implemented in January 2022.

Cost of Goods Sold

	Three Months Ended June 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
Cost of goods sold	$1,285	$839	$446	53%

The increase in cost of goods sold was primarily due to the increase in sales in the current period versus the same period in the prior year.

Research and Development Expenses

	Three Months Ended June 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
Research and development	$7,744	$8,507	$(763)	(9)%

The decrease in research and development expenses was primarily due to a $0.7 million decrease in clinical trial costs associated with EVOGUARD and a $0.3 million decrease in noncash stock-based compensation. This decrease was partially offset by a $0.2 million increase in outside services associated with regulatory related activities and EVOGUARD.

Selling and Marketing Expenses

	Three Months Ended June 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
Selling and marketing	$12,298	$27,237	$(14,939)	(55)%

The decrease in selling and marketing expenses was primarily due to a $12.3 million decrease in media and marketing costs related to promotional strategies, especially those focused on direct to consumer (DTC) campaigns, a $1.1 million decrease in costs related to the Phexxi sample program, a $1.1 million decrease in payroll and related expenses due to lower headcount, and a $0.5 million decrease in noncash stock-based compensation.

General and Administrative Expenses

	Three Months Ended June 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
General and administrative	$9,126	$6,416	$2,710	42%

The increase in general and administrative expenses was primarily due to a $3.7 million increase in legal, corporate, and financing related expenses, and a $0.2 million increase in facilities costs. These aggregated increases were partially offset by a $1.2 million decrease in noncash stock-based compensation.

Total other expense, net

	Three Months Ended June 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
Total other expense, net	$(101,541)	$7,728	$(109,269)	(1,414)%

Total other expense, net, for the three months ended June 30, 2022 primarily included a $71.2 million recorded loss on issuance of warrants, primarily from the June 2022 Baker Warrants, and a $30.0 million recorded loss from the change in fair value of the May 2022 Public Offering common warrants, the January and March 2022 Warrants, the May 2022 Warrants, and the Baker Notes.

Total other income, net, for the three months ended June 30, 2021, primarily included $1.2 million in interest expense related to the Baker Notes and the Adjuvant Notes as described in Note 4- Debt and a $8.9 million gain from the change in fair value of the Baker Notes as a result of mark-to-market adjustments during the quarter.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021 (in thousands):

Net Product Sales

	Six Months Ended June 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
Product sales, net	$10,285	$2,962	$7,323	247%

Phexxi was commercially launched in September 2020. The increase in product sales, net, was primarily due to the continued growth in Phexxi ex-factory unit sales since commercial launch, and an increase in both gross and net sales from the impact of Phexxi promotional strategies, and gross-to-net improvement initiatives implemented in January 2022.

Cost of Goods Sold

	Six Months Ended June 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
Cost of goods sold	$2,351	$1,345	$1,006	75%

The increase in cost of goods sold was primarily due to the increase in sales in the current period versus the same period in the prior year.

Research and Development Expenses

	Six Months Ended June 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
Research and development	$18,135	$15,769	$2,366	15%

The increase in research and development expenses was primarily due to a $3.1 million increase in clinical trial costs associated with EVOGUARD. This increase was partially offset by a $0.6 million decrease in noncash stock-based compensation and a $0.3 million decrease in payroll and related expenses due to lower headcount.

Selling and Marketing Expenses

	Six Months Ended June 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
Selling and marketing	$25,003	$57,762	$(32,759)	(57)%

The decrease in selling and marketing expenses was primarily due to a $27.5 million reduction in media and marketing costs related to promotional strategies, especially those focused on DTC campaigns, a $2.7 million decrease in payroll and related expenses due to lower headcount, a $1.0 million decrease in noncash stock-based compensation, a $0.9 million decrease in costs related to the Phexxi sample program, and a $0.6 million decrease in costs for outside services associated with medical affairs, marketing, and market access.

General and Administrative Expenses

	Six Months Ended June 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
General and administrative	$18,144	$14,100	$4,044	29%

The increase in general and administrative expenses was primarily due to a $6.2 million increase in legal, corporate, and financing related expenses, and a $0.5 million increase in facilities costs. These aggregated increases were partially offset by a $2.7 million decrease in noncash stock-based compensation.

Total other expense, net

	Six Months Ended June 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
Total other expense, net	$(104,497)	$6,448	$(110,945)	(1,721)%

Total other expense, net for the six months ended June 30, 2022 primarily included a $72.0 million recorded loss on issuance of warrants, primarily from the June 2022 Baker Warrants, and a $31.6 million recorded loss primarily from the change in fair value of the May 2022 Public Offering common warrants, the January and March 2022 Warrants, the May 2022 Warrants, and the Baker Notes.

Total other income, net, for the six months ended June 30, 2021, primarily included $2.3 million in interest expense related to the Baker Notes and the Adjuvant Notes as described in Note 4- Debt and a $8.8 million gain from the change in fair value of the Baker Notes as a result of mark-to-market adjustments in the first half of 2021.

Liquidity and Capital Resources

Overview

As of June 30, 2022, we had a working capital deficit of $223.6 million and an accumulated deficit of approximately $1.0 billion. We have financed our operations to date primarily through the issuance of preferred stock, common stock, warrants and convertible and term notes; cash received from private placement transactions; and, to a lesser extent, product sales. As of June 30, 2022, we had approximately $19.9 million in cash and cash equivalents, and $1.2 million in restricted cash available for use from the Adjuvant Notes (as defined in Note 4- Debt). Our cash and cash equivalents include amounts held in checking accounts, money market funds, and investments in fixed income debt securities with original maturities of less than three months.

We have incurred losses and negative cash flows from operating activities since inception. During the six months ended June 30, 2022, we received gross proceeds of approximately $10.0 million from the sale of notes and warrants in two registered direct offerings, net proceeds of approximately $7.4 million from the sale and issuance of common stock pursuant to the Stock Purchase Agreement, net proceeds of approximately $18.1 million upon the sale and issuance of common stock and warrants from (the May 2022 Public Offering, and $21.1 million (including $0.2 million that was included in prepaid and other current assets in the condensed consolidated balance sheet at June 30, 2022), from the exercise of common warrants.

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

As of June 30, 2022, our significant commitments for capital expenditures include our office lease, fleet lease, and supply and manufacturing agreement with our Phexxi manufacturer, as described in Note 7- Commitments and Contingencies, and our agreement with our clinical research organization that manages EVOGUARD. The purpose of these commitments is to further the commercialization of Phexxi and the evaluation of Phexxi for potential new indications. We expect to fund these commitments through debt and equity issuances and, to a lesser extent, product sales, until we reach cash flow breakeven.

We currently expect our liquidity resources as of June 30, 2022 to be sufficient to fund our planned operations into the fourth quarter of 2022. Our operating and capital requirements and the timing of top-line data for our EVOGUARD trial may differ materially as a result of certain factors, including, but not limited to, those set forth under Item 1A of Part I of the 2021 Annual Report and Item 1A. In particular, if our debt holders were to request an acceleration or redemption of amounts owed pursuant to their respective debt arrangements, our existing liquidity resources would be insufficient to fund our ongoing operations and, absent additional funding, we may be required to cease our operations entirely.

Our management is currently evaluating different strategies to obtain the required funding for our operations. These strategies may include, but are not limited to: public and private placements of equity and/or debt, licensing and/or collaboration arrangements and strategic alternatives with third parties, or other funding from the government or third parties. Our ability to secure funding is subject to numerous risks and uncertainties, including the impact of the COVID-19 pandemic, geopolitical turmoil related to the ongoing hostilities in Ukraine and economic uncertainty related to rising inflation and disruptions in the global supply chain. As a result, there can be no assurance that these funding efforts will be successful. Our ability to raise additional funds, and the terms on which those funds may be raised, will be dependent, in part, on how successful the commercialization of Phexxi is, the success of our cost reduction and gross-to-net improvement efforts, the accuracy of our estimates regarding cash needed to fund our operations, our ability to comply with the terms of our debt arrangements and to address the current defaults, whether we are able to gain revenue further traction prior to raising additional funds, and the success of our research and development efforts, including the outcome of EVOGUARD and success in expanding the Phexxi label to include the prevention of chlamydia and gonorrhea.

If we are not able to obtain required additional funding when and as needed, through equity financings or other means, or if we are unable to obtain funding on terms favorable to us, the shortfall in funds raised, or such unfavorable terms, will likely have a material adverse effect on our operations and strategic plan for future growth. If we cannot successfully raise the funding necessary to implement our current strategic plan or as necessary to comply with obligations pursuant to our debt arrangements (including any acceleration of those obligations), we may be forced to make further reductions in spending, suspend or terminate development programs, extend payment terms with suppliers, liquidate assets where possible, suspend or curtail planned programs, and/or cease operations entirely. Any of these developments would materially and adversely affect our financial condition and business prospects and could even cause us to be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and, in doing so, we may receive less than the value at which those assets are carried on our financial statements. Any of these developments would materially and adversely affect the price of our stock and the value of an investment in our stock.

The opinion of our independent registered public accounting firm on our audited financial statements as of and for the years ended December 31, 2021 and 2020 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. Our unaudited condensed consolidated financial statements as of June 30, 2022 and for three and six months ended June 30, 2022 and 2021 included in this Quarterly Report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue our operations.

2022 Debt and Equity Financings

As described in Note 4- Debt, we received gross proceeds of approximately $10.0 million, before issuance costs, from the sale of notes and warrants in two registered direct offerings in the first quarter of 2022. These notes were then exchanged for the May 2022 Notes during the May 2022 Exchange transaction, as defined in Note 4- Debt, with a total outstanding balance of $16.4 million as of June 30, 2022.

As described in Note 8- Stockholders' Deficit, we received net proceeds of approximately $18.1 million upon the sale and issuance of common stock and warrants from an underwritten public offering, gross proceeds of approximately $7.4 million from the sale and issuance of common stock pursuant to the Stock Purchase Agreement, and $21.1 million (including $0.2 million that was included in prepaid and other current assets in the condensed consolidated balance sheet at June 30, 2022) in the first half of 2022 from the exercise of common warrants.

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

Summary Statement of Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Six Months Ended June 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
Net cash, cash equivalents and restricted cash used in operating activities	$(47,579)	$(88,035)	$40,456	(46)%
Net cash, cash equivalents and restricted cash used in investing activities	(236)	(2,039)	1,803	(88)%
Net cash, cash equivalents and restricted cash provided by financing activities	56,493	80,811	(24,318)	(30)%
Net decrease in cash, cash equivalents and restricted cash	$8,678	$(9,263)	$17,941	(194)%

Cash Flows from Operating Activities. During the six months ended June 30, 2022 and 2021, the primary use of cash, cash equivalents and restricted cash was to fund the commercialization of Phexxi, to fund the Phase 3 EVOGUARD
EVOGUARD clinical trial to evaluate Phexxi for the prevention of chlamydia and gonorrhea, and to support general and administrative operations.

Cash Flows from Investing Activities. During the six months ended June 30, 2022, the change in net cash, cash equivalents and restricted cash used in investing activities was primarily due to $0.2 million in purchases of property and equipment. During the six months ended June 30, 2021, the change in net cash, cash equivalents and restricted cash used in investing activities was primarily due to $2.3 million in purchases of property and equipment, offset by a $0.3 million cash inflow from the sale of the Softcup line of business.

Cash Flows from Financing Activities. During the six months ended June 30, 2022, the primary source of cash, cash equivalents and restricted cash was provided from the issuance of 22,665,000 shares of common stock, warrants to purchase 71,000,000 shares of common stock and pre-funded warrants to purchase 12,835,000 shares of common stock for net proceeds of approximately $18.1 million; the issuance of 28,129,848 shares of our common stock for net proceeds of approximately $21.1 million (including $0.2 million that was included in prepaid and other current assets in the condensed consolidated balance sheet at June 30, 2022) from the exercise of common warrants; and the issuance of 1,964,272 shares of common stock for net proceeds of approximately $7.4 million and gross proceeds of $10.0 million from the sale of term notes and warrants.

During the six months ended June 30, 2021, the primary source of cash, cash equivalents and restricted cash was provided from the issuance of 72,262,079 shares of common stock and 7,500,000 shares of common stock upon the exercise of common warrants for proceeds of approximately $81.5 million, net of underwriting discounts, the issuance of 173,675 shares of our common stock under the 2019 ESPP with proceeds of approximately $0.2 million, offset by $0.3 million in payments of tax withholdings related to vesting of RSAs and $0.7 million in payments for financing issuance costs.

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
Contractual Obligations and Commitments
Operating Leases
Operating lease right-of-use assets and lease liabilities were $5.0 million and $6.2 million on June 30, 2022, respectively, and were $5.4 and $6.8 million on December 31, 2021, respectively. See Note 7- Commitments and Contingencies for more detailed discussions on leases and financial statements information under ASC 842, Leases. Fleet Lease.
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
Intellectual Property Rights
As described in Note 7- Commitments and Contingencies, royalty costs owed to Rush University pursuant to the Rush License Agreement were $0.2 million and $0.5 million for the three and six months ended June 30, 2022, respectively, and $0.1 million for the three and six months ended June 30, 2021.

Other Matters

Recently Issued Accounting Pronouncements

For information with respect to recent accounting pronouncements, see Note 2- Summary of Significant Accounting Policies to our condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report.

Critical Accounting Policies

There have not been any material changes to the critical accounting policies disclosed in our Form 10-K for the year ended December 31, 2021.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 7- Commitments and Contingencies to the unaudited condensed consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 1, for any required disclosure.

Item 1A. Risk Factors

Except as described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, as filed with the SEC on May 10, 2022 and as set forth below, there have not been any material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2021.

Trading of shares of our common stock on The Nasdaq Capital Market has been suspended and may not be restored. This has negatively affected the price and liquidity of shares of our common stock.

The Nasdaq Capital Market imposes, among other requirements, a minimum $1.00 per share bid price requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the Bid Price Requirement). The closing bid price for a company’s common stock must remain at or above $1.00 per share to comply with the Bid Price Requirement for continued listing.

From July 12, 2021 to May 5, 2022, the closing bid price for our common stock on The Nasdaq Capital Market was below $1.00 per share. On August 23, 2021, we received a deficiency letter from the Listing Qualifications Department of Nasdaq (the Staff) notifying us that, for the preceding 30 consecutive trading days, the closing bid price for shares of our common stock was below $1.00 per share and that we had failed to comply with the Bid Price Requirement. In accordance with Nasdaq rules, we were provided until February 21, 2022, to regain compliance with the Bid Price Requirement. We did not evidence compliance with the Bid Price Requirement by February 22, 2022 and, as a result, the Staff notified us on February 22, 2022, that shares of our common stock were subject to delisting unless we timely request a hearing before the Panel. We timely requested a hearing, and the hearing was held on March 31, 2022. On April 6, 2022, we received a notice indicating that the Panel determined to grant us an extension through May 20, 2022 to evidence compliance with the Bid Price Requirement, subject to a requirement that we obtain stockholder approval for a reverse stock split at our annual meeting on May 4, 2022. We obtained stockholder approval for the reverse stock split at our annual meeting on May 4, 2022, and effected the reverse stock split on May 5, 2022. According to the notice, if at any time before May 20, 2022, the closing bid price of our common stock was at least $1.00 per share for a minimum of 10 consecutive trading sessions, the Staff would provide written notification that we had achieved compliance with the Bid Price Requirement and our common stock would continue to be eligible for listing on The Nasdaq Capital Market. However, while we did achieve compliance for the 10 consecutive trading sessions specified in the notice, the Panel subsequently elected to continue monitoring the price of our common stock. From May 20, 2022 through June 24, 2022, the closing price of our common stock again remained below $1.00.

On June 8, 2022, we received a notice from the Panel that we would be permitted to continue the listing of shares of our common stock on The Nasdaq Capital Market through August 22, 2022 in order to afford us the opportunity to regain compliance with the Bid Price Requirement. We continued to discuss and submit additional information to the Panel and the Panel modified the June 8, 2022 notice. As modified, the Panel permitted the continued listing of our common stock on The Nasdaq Capital Market, provided that (i) on or before August 22, 2022, we demonstrated compliance with the Bid Price Requirement, by evidencing a closing bid price of $1.00 or more for a minimum of 10 consecutive trading sessions or (ii) if we did not demonstrate compliance before August 8, 2022, we were able to evidence a closing bid price of $1.00 or more on August 8, 2022 and each trading session thereafter through August 22, 2022. We did not achieve compliance with these conditions.

On August 9, 2022, we received a written notice from the Panel that it had determined to delist the Company’s securities from The Nasdaq Capital Market as a result of the Company’s failure to regain compliance with the Bid Price Requirement. Nasdaq suspended trading in the Company’s securities effective at the open of business on August 11, 2022. The Company is considering an appeal to the Nasdaq Listing and Hearing Review Council; however, an appeal would not stay the decision of the Panel and any appeal may not be successful.

This suspension of trading or eventual delisting of the Company’s shares from The Nasdaq Capital Market will likely result in additional events of default under the Company’s existing debt arrangements, make shares of the Company’s common stock less liquid and make it more difficult for the Company to raise funds when and as needed to fund its operations.

Since the suspension of trading on The Nasdaq Capital Market on August 11, 2022, the Company's common stock began trading on the OTC Markets Group platform under the trading symbol "EVFM" and we are applying to have shares of our common stock traded on the OTCQB marketplace. However, there is no assurance that this application will be completed or accepted or that an active market will be maintained for the Company’s common stock. An investor may find it less convenient to sell, or to obtain accurate quotations in seeking to buy our common stock, and many investors may not buy or sell our common stock due to difficulty in accessing over-the-counter markets or obtaining information concerning the trading prices and volume of our common stock, policies preventing them from trading in securities not listed or traded on a national exchange, potentially reduced number of market makers in our common stock, or other reasons. In addition, if shares of our common stock become a delisted security, our common stock may be subject to SEC rules as a “penny stock,” which impose additional disclosure requirements on broker-dealers and may limit the number of broker-dealers willing to execute trades in shares of our common stock. The regulations relating to penny stocks, coupled with the typically higher cost per trade to the investor of penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher-priced stock, would further limit the ability of investors to trade in our common stock. For these reasons and others, suspension of trading on Nasdaq and any eventual delisting could further adversely affect the liquidity, trading volume and price of our common stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified employees, to raise capital, and execute on a strategic alternative.

We have certain obligations pursuant to our issued and outstanding promissory notes, convertible notes and related note purchase agreements, and are not in compliance with the terms of these arrangements. Our failure to comply with these terms could have a material adverse effect on our business, financial condition or results of operations. Our stockholders may not receive any value for their investment.

In April 2020, we entered into the Baker Bros. Purchase Agreement with certain institutional investors and their designated agent, pursuant to which we issued and sold secured convertible promissory notes in an aggregate principal amount of $25.0 million and warrants to purchase shares of our common stock. As amended in November 2021 and March 2022, the Baker Bros. Purchase Agreement contains an affirmative covenant for us to achieve $100.0 million in cumulative net sales of Phexxi by October 31, 2022, which was extended from June 30, 2022 upon our achievement of the Qualified Financing Threshold following the closing of the May 2022 Public Offering, and if we achieve the Qualified Financing Threshold by June 30, 2022 and the Clinical Trial Milestone by October 31, 2022, this covenant will be extended to June 30, 2023. We did not make the required payment of accrued interest for the first and second quarters of 2022 to Baker and therefore as of June 30, 2022 and currently, we are in default under the Baker Notes.

In October 2020, we entered into a securities purchase agreement (the Adjuvant Purchase Agreement) pursuant to which we issued and sold to certain institutional investors unsecured convertible promissory notes in an aggregate principal amount of $25.0 million. As amended in April 2022, the Adjuvant Purchase Agreement contains an affirmative covenant for us to achieve $100.0 million in cumulative net sales of Phexxi by June 30, 2023 which was extended from June 30, 2022 upon our achievement of the Qualified Financing Threshold following the closing of the May 2022 Public Offering. As a result of the cross-default provisions in the Adjuvant Purchase Agreement and the current default pursuant to our Baker Notes, we are in default under the Adjuvant Notes.

There can also be no assurance that we will be able to achieve the Clinical Trial Milestone, or that we will achieve $100.0 million in cumulative net sales of Phexxi by any of the relevant deadlines under the Adjuvant Notes and the Baker Notes or at all.

In January 2022 and March 2022, we entered into the January and March 2022 Purchase Agreements with the January and March 2022 Purchasers, pursuant to which we issued the January and March 2022 Notes to the January and March 2022 Purchasers. On May 5, 2022, we entered into an amendment and exchange agreement with the January and March 2022 Purchasers, the holders of our issued and outstanding Series B-2 Preferred Stock and Series C Preferred Stock and the investor in our equity line arrangement, Seven Knots, LLC, pursuant to which these entities exchanged the January and March 2022 Notes, their issued and outstanding shares of Series B-2 Preferred Stock and Series C Preferred Stock and shares of common stock previously issued under our equity line arrangement, for the May 2022 Notes and, for certain investors, additional shares of common stock and warrants to purchase shares of common stock. Our failure to make payments as due under the Baker Notes has resulted in events of default under our May 2022 Notes pursuant to applicable cross-default provisions.

These debt arrangements limit our ability to incur debt, merge, or declare dividends and, in certain circumstances and with respect to the May 2022 Notes, the holders may require us to redeem outstanding amounts out of gross proceeds raised in certain subsequent offerings which could mean money raised in these offerings would not ultimately be able to be used to fund our ongoing operations.

Other events of default under these arrangements also include, but are not limited to, a material breach of representations, our failure to comply with our obligation to convert convertible notes, our failure to perform or observe, and in certain instances, cure, certain covenants, including, but not limited to, covenants requiring us to maintain the trading and listing of shares of our common stock on the Nasdaq Capital Market.

As noted above, we are currently in default under the provisions of our debt arrangements and the suspension of trading of shares of our common stock will also likely result in additional events of default. We may encounter other events of default or potential events of default in the future. As a result of the current default and as would likely apply to any future default, the holders of our Baker Notes are entitled to accelerate amounts owned pursuant to the Baker Notes and to request redemption of the Baker Notes in an amount equal to three times the amount owned plus an additional make whole amount described in the Baker Purchase Agreement. The holders of the Adjuvant Notes also have the right to accelerate the payment of all amounts due under the Adjuvant Notes, and the holders of the May 2022 Notes have the right to require us to redeem the May 2022 Notes in an amount equal to 125% of the outstanding amounts thereunder. Should amounts owned pursuant to these arrangements be accelerated, by redemption or otherwise, at the option of these holders, we will not have sufficient cash resources to make required payments. Any required redemption or acceleration of amounts owed would materially and adversely impact our business, results of operations and financial condition, as well as increase our need to raise additional capital and could cause us to cease our operations entirely. The holders of our debt have rights senior to holders of common stock to make claims on our assets, and, in particular, the Baker Notes are also secured by substantially all of our assets. In the event of a liquidation or other sale event, the holders of our common stock may not receive any value for their investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 8, 2022, the Company entered into an agreement for services with a360 Media, LLC (a360 Media), pursuant to which a360 Media will provide professional media support and advertising services in exchange for, at a360 Media's option, either (a) $860,119 in cash, or (b) 2,318,380 shares of the Company's common stock at a value of $0.371 per share. On July 18, 2022, the Company and a360 Media entered into a similar agreement for professional media support and advertising services in exchange for, at a360 Media's option, either (a) $1,409,858 in cash, or (b) 1,600,293 shares of the Company's common stock at a value of $0.881 per share. Pursuant to these two agreements, the company issued an aggregate 3,918,673 unregistered shares of the Company's common stock to a360 Media. These shares were issued in reliance upon an exemption from registration afforded by Section 4(a)(2) promulgated under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

See Note 4- Debt to the unaudited condensed consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 3, for any required disclosure.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Exhibit Title	Filed Herewith	Incorporated by Reference
			Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation		10-Q	001-36754	5/10/2022
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation		8-K	001-36754	5/5/2022
3.3	Amended and Restated Bylaws of the Registrant.		8-K	001-36754	1/17/2018
4.1^^	Form of Senior Subordinated Note.		8-K	001-36754	5/5/2022
4.2^^	Form of Senior Subordinated Note.		8-K	001-36754	5/5/2022
4.3	Form of Warrant.		8-K	001-36754	5/5/2022
4.4	Form of Pre-Funded Warrant.		8-K	001-36754	5/23/2022
4.5	Form of Warrant.		8-K	001-36754	5/23/2022
10.1
First Amendment to Securities Purchase Agreement, dated as of October 14, 2020, by and among Evofem Biosciences, Inc., Adjuvant Global Health Technology Fund, LP, and Adjuvant Global Health Technology Fund, DE, LP.
			8-K	001-36754	4/7/2022
10.2	Form of Amendment and Exchange Agreement.		8-K	001-36754	5/5/2022
10.3	Form of Amendment and Exchange Agreement.		8-K	001-36754	5/5/2022
10.4	Form of Amendment and Exchange Agreement.		8-K	001-36754	5/5/2022
10.5^^	Office Sublease, dated as of May 27, 2022, by and between Evofem Biosciences, Inc. and AMN Healthcare, Inc.	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS†	XBRL Instance Document	X
101.SCH†	XBRL Taxonomy Extension Schema Document	X
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF†	XBRL Definition Linkbase Document	X
101.LAB†	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

†
The financial information of Evofem Biosciences, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed on August 12, 2022 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Operations, (iv) the Condensed Consolidated Statements of Stockholders’ Deficit, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, is furnished electronically herewith.

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

EVOFEM BIOSCIENCES, INC.

Date: August 12, 2022	By:	/s/ Justin J. File
Justin J. File
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)