Form 10-Q
period 2022-09-30
Evofem Biosciences, Inc.
filed 2023-01-06
CIK 1618835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________

FORM 10-Q
  ____________________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Not applicable.
(Former name or former address, if changed since last report.)
 ____________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	EVFM	OTCQB Venture Market
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

The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding as of December 16, 2022 was 121,222,615.

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
These forward-looking statements include, among other things, statements about:

•our ability to continue as a going concern;
•potential bankruptcy proceedings and the effect of those proceedings on our ongoing and future operations;
•our ability to obtain stockholder approval of a reverse split proposal or any other corporate action needing stockholder approval;
•our ability to file Annual and Quarterly Reports on a timely basis;
•our ability to raise additional capital to fund our operations;
•our ability to achieve and sustain profitability;
•our estimates regarding our future performance including, without limitation, any estimates of potential future revenues;
•estimates regarding market size;
•our estimates regarding expenses, revenues, financial performance and capital requirements, including the length of time our capital resources will sustain our operations;
•our ability to maintain the listing of our shares on the OTCQB® Venture Market;
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
•the impacts of the ongoing COVID-19 pandemic including, without limitation, its impact on our business and the commercialization of Phexxi;
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
•our ability to obtain the necessary regulatory approvals to market and commercialize any product candidate we may seek to develop;
•the success, cost and timing of our potential future clinical trials, if any;
•our ability to protect and defend our intellectual property position and our reliance on third party licensors;
•our ability to obtain additional patent protection for our product and product candidates;
•our dependence on third parties for the manufacture of Phexxi and in the conduct of potential future clinical trials, if any;
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

To date, only one of our products, Phexxi, has been approved by the FDA for marketing in the United States. Our other product candidates are investigational and have not been submitted to or approved by the FDA. Neither Phexxi nor our other product candidates have been approved by the European Medicines Agency (EMA) or any other regulatory authority anywhere else in the world except in Nigeria, where Phexxi has been approved as Femidence™ by the National Agency for Food and Drug Administration and Control.

Unless the context requires otherwise, references in this Quarterly Report to “Evofem,” “Company,” “we,” “us” and “our” refer to Evofem Biosciences, Inc. and its subsidiaries.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands, except par value and share data)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$7,749	$7,732
Restricted cash	1,293	5,056
Trade accounts receivable, net	12,763	6,449
Inventories	5,179	7,674
Prepaid and other current assets	4,808	3,229
Total current assets	31,792	30,140
Property and equipment, net	4,276	5,774
Operating lease right-of-use assets	5,104	5,395
Other noncurrent assets	1,111	1,203
Total assets	$42,283	$42,512
Liabilities, convertible and redeemable preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$14,543	$10,316
Convertible notes payable recognized at fair value - Baker Bros. (Note 4)	51,830	81,717
Convertible notes payable recognized at cost - Adjuvant (Note 4)	25,696	27,209
Accrued expenses	5,505	8,370
Accrued compensation	4,833	4,653
Operating lease liabilities – current	2,601	2,332
Derivative liabilities	6,615	202
Other current liabilities	5,084	2,864
Total current liabilities	116,707	137,663
Operating lease liabilities – noncurrent	3,620	4,424
Other noncurrent liabilities	—	—
Total liabilities	120,327	142,087
Commitments and contingencies (Note 7)
Convertible and redeemable preferred stock, $0.0001 par value
Series B-2 convertible preferred stock, no shares authorized and no shares issued and outstanding at September 30, 2022; 5,000 shares issued and outstanding at December 31, 2021	—	4,740
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no preferred stock issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 101,998,281 and 10,833,308 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	10	1
Additional paid-in capital	815,347	751,275
Accumulated other comprehensive income	36,957	5,089
Accumulated deficit	(930,358)	(860,680)
Total stockholders’ deficit	(78,044)	(104,315)
Total liabilities, convertible and redeemable preferred stock and stockholders’ deficit	$42,283	$42,512
See accompanying notes to the condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Product sales, net	$6,371	$1,712	$16,656	$4,674

Operating expenses:
Cost of goods sold	1,680	955	4,031	2,300
Research and development	5,207	8,701	23,342	24,470
Selling and marketing	11,948	30,468	36,951	88,230
General and administrative	6,260	4,957	24,404	19,057
Total operating expenses	25,095	45,081	88,728	134,057
Loss from operations	(18,724)	(43,369)	(72,072)	(129,383)
Other income (expense):
Interest income	50	3	55	14
Other expense	(436)	(1,190)	(1,322)	(3,521)
Loss on issuance of financial instruments	—	—	(72,002)	—
Change in fair value of financial instruments	108,629	(29,505)	77,015	(20,737)
Total other income (expense), net	108,243	(30,692)	3,746	(24,244)
Income (loss) before income tax	89,519	(74,061)	(68,326)	(153,627)
Income tax expense	(13)	—	(36)	(11)
Net income (loss)	89,506	(74,061)	(68,362)	(153,638)
Convertible preferred stock deemed dividends	—	—	1,827	—
Net income (loss) attributable to common stockholders	$89,506	$(74,061)	$(66,535)	$(153,638)
Net income (loss) per share attributable to common stockholders:
Basic	$1.09	$(7.20)	$(1.65)	$(19.09)
Diluted	$(0.04)	$(7.20)	$(1.65)	$(19.09)
Weighted-average shares outstanding:
Basic	82,437,874	10,284,365	40,299,779	8,046,070
Diluted	555,249,685	10,284,365	40,299,779	8,046,070
See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (Unaudited) (In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$89,506	$(74,061)	$(68,362)	$(153,638)
Other comprehensive income:
Change in fair value of financial instruments attributed to credit risk change	35,362	5,089	31,868	5,089
Comprehensive income (loss)	$124,868	$(68,972)	$(36,494)	$(148,549)
See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE AND REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT (Unaudited) (In thousands, except share data)

					Stockholders’ Deficit
	Series B Convertible and Redeemable Preferred Stock		Series C Convertible and Redeemable Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	5,000	$4,740	—	$—	10,833,308	$1	$751,275	$5,089	$(860,680)	$(104,315)
Issuance of common stock - Stock Purchase Agreement (see Note 8)	—	—	—	—	1,209,098	—	5,400	—	—	5,400
Conversion of series B-2 convertible preferred stock	(650)	(619)	—	—	122,310	—	708	—	—	708
Exchange of series B-2 convertible preferred stock (see Note 8)	(1,700)	(1,616)	1,700	1,616	—	—	—	—	—	—
Convertible preferred stock deemed dividends	—	16	—	1	—	—	(81)	—	—	(81)
Restricted stock awards issued	—	—	—	—	157,333	—	—	—	—	—
Change in fair value of financial instruments attributed to credit risk change (see Note 4)	—	—	—	—	—	—	—	181	—	181
Modification of the Baker Warrants (see Note 8)	—	—	—	—	—	—	828	—	—	828
Stock-based compensation	—	—	—	—	—	—	1,067	—	—	1,067
Net loss	—	—	—	—	—	—	—	—	(31,888)	(31,888)
Balance at March 31, 2022	2,650	$2,521	1,700	$1,617	12,322,049	$1	$759,197	$5,270	$(892,568)	$(128,100)
Issuance of common stock - Stock Purchase Agreement (see Note 8)	—	$—	—	$—	883,332	$1	$2,552	$—	$—	$2,553
Issuance of common stock - May 2022 Public Offering (see Note 8)	—	—	—	—	22,665,000	2	1,262	—	—	1,264
Issuance of common stock upon cash exercise of warrants	—	—	—	—	40,964,848	4	32,885	—	—	32,889
Issuance of common stock - ESPP	—	—	—	—	75,169	—	20	—	—	20
Issuance of common stock - a360 Media	—	—	—	—	2,318,380	—	858	—	—	858
Cash repurchase of fractional common stock after the reverse stock split	—	—	—	—	(11,041)	—	(18)	—	—	(18)
Conversion of series B-2 convertible preferred stock	(550)	(524)	—	(72)	171,186	—	543	—	—	543
Convertible preferred stock deemed dividends	—	102	—	83	—	—	—	—	—	—
May 2022 exchange transaction	(2,100)	(2,099)	(1,700)	(1,628)	(325,002)	—	3,655	—	(1,316)	2,339
Restricted stock awards cancelled	—	—	—	—	(6,666)	—	—	—	—	—
Change in fair value of financial instruments attributed to credit risk change (see Note 4)	—	—	—	—	—	—	—	(3,675)	—	(3,675)
Modification of the Baker Warrants (see note 8)	—	—	—	—	—	—	231	—	—	231
Stock-based compensation	—	—	—	—	—	—	1,081	—	—	1,081
Net loss	—	—	—	—	—	—	—	—	(125,980)	(125,980)
Balance at June 30, 2022	—	$—	—	$—	79,057,255	$8	$802,266	$1,595	$(1,019,864)	$(215,995)

					Stockholders’ Deficit
	Series B Convertible and Redeemable Preferred Stock		Series C Convertible and Redeemable Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of common stock upon cash exercise of warrants	—	—	—	—	7,184,998	1	9,042	—	—	9,043
Issuance of common stock upon noncash exercise of Purchase Rights (see Note 4)	—	—	—	—	11,336,530	1	522	—	—	523
Issuance of common stock - a360 Media	—	—	—	—	4,420,164	—	2,550	—	—	2,550
Issuance costs in connection with May 2022 Public Offering	—	—	—	—	—	—	(25)	—	—	(25)
Restricted stock awards cancelled	—	—	—	—	(666)	—	—	—	—	—
Change in fair value of financial instruments attributed to credit risk change (see Note 4)	—	—	—	—	—	—	—	35,362	—	35,362
Modification of the Baker Warrants (see Note 8)	—	—	—	—	—	—	11	—	—	11
Stock-based compensation	—	—	—	—	—	—	981	—	—	981
Net income	—	—	—	—	—	—	—	—	89,506	89,506
Balance at September 30, 2022	—	$—	—	$—	101,998,281	$10	$815,347	$36,957	$(930,358)	$(78,044)

	Stockholders’ Deficit
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2020	5,423,387	$1	$656,834	$—	$(655,488)	$1,347
Issuance of common stock in connection with the 2021 Public Offering	1,142,857	—	27,709	—	—	27,709
Restricted stock awards issued	118,166	—	—	—	—	—
Shares withheld to cover taxes related to vesting of restricted stock awards	(176)	—	(7)	—	—	(7)
Stock-based compensation	—	—	3,464	—	—	3,464
Net loss	—	—	—	—	(46,151)	(46,151)
Balance at March 31, 2021	6,684,234	$1	$688,000	$—	$(701,639)	$(13,638)
Issuance of common stock in connection with the March 2021 and May 2021 Public Offerings (see Note 8)	3,674,614	—	53,090	—	—	53,090
Issuance of common stock upon cash exercise of warrants	3,266	—	49	—	—	49
Issuance of common stock - ESPP	11,578	—	196	—	—	196
Restricted stock awards issued	333	—	—	—	—	—
Restricted stock awards cancelled	(8,300)	—	—	—	—	—
Shares withheld to cover taxes related to vesting of restricted stock awards	(23,357)	—	(300)	—	—	(300)
Stock-based compensation	—	—	2,993	—	—	2,993
Net loss	—	—	—	—	(33,426)	(33,426)
Balance at June 30, 2021	10,342,368	$1	$744,028	$—	$(735,065)	$8,964
Change in fair value of financial instruments attributed to credit risk change	—	—	—	5,089	—	5,089
Issuance of common stock upon cash exercise of warrants	7,333	—	110	—	—	110
Restricted stock awards cancelled	(1,188)	—	—	—	—	—
Shares withheld to cover taxes related to vesting of restricted stock awards	(1,333)	—	(20)	—	—	(20)
Stock-based compensation	—	—	1,091	—	—	1,091
Net loss	—	—	—	—	(74,061)	(74,061)
Balance at September 30, 2021	10,347,180	$1	$745,209	$5,089	$(809,126)	$(58,827)

See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(68,362)	$(153,638)
Adjustments to reconcile net loss to net cash, cash equivalents and restricted cash used in operating activities:
Loss on issuance of financial instruments	72,002	—
Change in fair value of financial instruments	(77,015)	20,737
Loss on modification of financial instruments	1,067	—
Stock-based compensation	3,130	7,548
Depreciation	765	738
Loss on property and equipment write-off	926	—
Noncash lease expenses	34	1,035
Noncash interest expenses	1,605	2,152
Noncash instrument exchange expense	514	—
Noncash instrument exchange expense
Changes in operating assets and liabilities:
Accounts receivable	(6,314)	(2,964)
Inventories	2,495	(1,908)
Prepaid and other assets	1,981	486
Accounts payable	4,044	(3,252)
Accrued expenses and other liabilities	(650)	5,996
Accrued compensation	176	(1,261)
Operating lease liabilities	(277)	(1,071)
Net cash, cash equivalents and restricted cash used in operating activities	(63,879)	(125,402)
Cash flows from investing activities:
Proceeds from sale of Softcup line of business	—	250
Purchases of property and equipment	(306)	(2,886)
Net cash, cash equivalents and restricted cash used in investing activities	(306)	(2,636)
Cash flows from financing activities:
Proceeds from issuance of common stock - Stock Purchase Agreement	7,438	—
Proceeds from issuance of common stock and warrants, net of discounts, fees and commissions - Public Offerings	24,882	81,534
Proceeds from issuance of common stock - exercise of warrants	25,211	159
Proceeds from issuance of common stock - ESPP and exercise of stock options	20	196
Borrowings under term notes	10,000	—
Payments under term notes	(5,892)	—
Cash paid for financing costs	(1,202)	(735)
Cash repurchase of fractional common stock after the reverse stock split	(18)	—
Payments of tax withholdings related to vesting of restricted stock awards	—	(327)
Net cash, cash equivalents and restricted cash provided by financing activities	60,439	80,827
Net change in cash, cash equivalents and restricted cash	(3,746)	(47,211)
Cash, cash equivalents and restricted cash, beginning of period	13,588	72,251
Cash, cash equivalents and restricted cash, end of period	$9,842	$25,040
Supplemental disclosure of noncash investing and financing activities:
Financing costs included in accounts payable and accrued expenses	$302	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$113	$714
Conversion of series B-2 convertible preferred stock to common stock	$1,187	$—
Exchange of series B-2 convertible preferred stock to series C convertible preferred stock	$1,616	$—
Issuance of common stock for prepaid advertising	$3,412	$—
Exchange of Adjuvant Notes to Purchase Rights	$634	$—
Exchange of term notes to Purchase Rights	$4,806	$—
Issuance of common stock from exercise of Purchase Rights	$522	$—

See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.Description of Business and Basis of Presentation

Description of Business

Evofem is a San Diego-based commercial-stage biopharmaceutical company committed to developing and commercializing innovative products to address unmet needs in women’s sexual and reproductive health.

The Company’s first commercial product, Phexxi® (lactic acid, citric acid, and potassium bitartrate) vaginal gel (Phexxi), was approved by the United States Food and Drug Administration (FDA) on May 22, 2020 and is the first and only FDA-approved, hormone-free, woman-controlled, on-demand prescription contraceptive gel for women. The Company commercially launched Phexxi in September 2020.

Until October 2022, the Company was developing EVO100 for the prevention of urogenital chlamydia and gonorrhea in women. Based on the positive, statistically significant outcomes of a Phase 2B/3 trial (AMPREVENCE), the Company initiated a Phase 3 clinical trial (EVOGUARD) to evaluate EVO100 for these potential indications in 2020. On October 11, 2022, the Company reported that EVOGUARD did not achieve its efficacy endpoints. The Company has discontinued investment in this development program. We remain focused on continuing to meet the unmet contraceptive need of millions of women with Phexxi.

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

The unaudited interim condensed consolidated financial statements included in this report have been prepared on the same basis as the Company’s audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, cash flows, and statements of convertible and redeemable preferred stock and stockholders’ deficit for the periods presented. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results expected for the full year. The condensed consolidated balance sheet as of December 31, 2021 was derived from the 2021 Audited Financial Statements.

Risks, Uncertainties and Going Concern

The Company is susceptible to risks and uncertainties associated with the COVID-19 pandemic, which continues to affect its employees, customers, communities, and business operations, as well as the U.S. and global economies and financial markets.

Any disruptions in the commercialization of Phexxi and/or its supply chain could have a material adverse effect on its business, results of operations and financial condition. The full extent to which the ongoing COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and/or financial condition will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, the success of ongoing COVID-19 vaccination efforts, the emergence, prevalence and strength of variant strains, actions taken to contain or treat the disease, as well as the economic impact on local, regional, national and international markets. The COVID-19 pandemic slowed the Company’s ability to generate product sales of Phexxi due to reduced access to medical offices and HCPs.

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

The Company’s principal operations have been related to research and development, including the development of Phexxi, and to its commercially related sales and marketing efforts. Additional activities have included raising capital, recruiting personnel, and establishing and maintaining a corporate infrastructure to support a commercial product. The Company has incurred operating losses and negative cash flows from operating activities since inception. For the nine months ended September 30, 2022, as described in Note 4- Debt and Note 8- Stockholders' Deficit, the Company received gross proceeds of $10.0 million from the sale of notes and warrants in two registered direct offerings, gross proceeds of $7.4 million from the sale and issuance of common stock pursuant to the Stock Purchase Agreement (as defined below), net proceeds of $18.1 million (net of $5.9 million debt repayment and $2.6 million underwriting discounts and offering expenses) upon the sale and issuance of common stock, pre-funded warrants and common warrants from the underwritten public offering in May 2022, and net proceeds of $25.2 million from the exercise of common warrants. As of September 30, 2022, the Company had $7.7 million in cash and cash equivalents, $1.0 million in restricted cash from the Adjuvant Notes (as defined in Note 4- Debt) that was available for use, a working capital deficit of $84.9 million and an accumulated deficit of $930.4 million.

In October 2022, the Company reported that EVOGUARD did not achieve its efficacy endpoints. The Company has discontinued investment in this development program.
On December 20, 2022, the Company entered into a securities purchase agreement (SPA), with certain investors (the Investors) providing for the sale and issuance of senior secured convertible notes, warrants to purchase an aggregated shares of common stock and shares of Series D Preferred Stock (collectively, the Offering). The Offering closed on December 21, 2022 with net proceeds to the Company from the Offering, after deducting offering expenses, of approximately $1.3 million.

The Company is subject to risks common to other life science companies in the development and early commercial stage including, but not limited to, uncertainty regarding the commercial success of Phexxi; potential disruption of its commercialization activities as a result of the COVID-19 pandemic; limited marketing and sales history; potential development by its competitors of new and competitive technological innovations; dependence on key personnel; market acceptance of Phexxi or any other future approved products, if any; product liability; protection of proprietary technology; ability to raise additional funds through financings; ability to comply with debt covenants in its debt arrangements and to manage the existing defaults pursuant to its debt arrangements; and compliance with FDA and other government regulations, including post marketing regulations. Management’s plans to meet its cash flow needs in the next 12 months include generating recurring product revenue and obtaining additional funding such as through the issuance of its capital stock, non-dilutive financings, or through collaborations or partnerships with other companies and negotiating possible amendments to our current agreements.

The Company’s common stock began trading on the OTCQB® Venture Market (the OTCQB) of the OTC Markets Group, Inc., a centralized electronic quotation service for over-the-counter securities, effective October 3, 2022 under the symbol “EVFM.” While the Company’s common stock was previously listed on the Nasdaq Capital Market (Nasdaq) under the symbol “EVFM”, on August 11, 2022, it was suspended from trading on the Nasdaq due to noncompliance with the Nasdaq's minimum bid price requirement. On October 26, the Company's common stock was formally delisted from Nasdaq. The delisting of the Company’s shares from Nasdaq makes shares of the Company’s common stock less liquid and makes it more difficult for the Company to raise funds when and as needed to fund its operations.

The Company has recognized limited revenues since the launch of Phexxi in September 2020 and anticipates it will continue to incur net losses for the foreseeable future. According to management estimates, liquidity resources as of September 30, 2022 are not sufficient to maintain the Company’s cash flow needs for the twelve months from the date of issuance of these condensed consolidated financial statements.

If the Company is not able to obtain the required funding in the first half of January 2023, through a significant increase in revenue, equity or debt financings, license agreements for Phexxi in foreign markets, or other means, or is unable to obtain funding on terms favorable to the Company, or if there is an event of default affecting the notes payable, there will be a material adverse effect on commercialization and development operations and the Company's ability to execute its strategic development plan for future growth. If the Company cannot successfully raise additional funding and implement its strategic development plan, the Company may be forced to make further reductions in spending, including spending in connection with its commercialization activities, extend payment terms with suppliers, liquidate assets where possible at a potentially lower amount than as recorded in the condensed consolidated financial statements, suspend or curtail planned operations or cease operations entirely. Any of these could materially and adversely affect the Company's liquidity, financial condition and business prospects, and the Company would not be able to continue as a going concern. The Company has concluded that these circumstances and the uncertainties associated with the Company’s ability to obtain additional equity or debt financing on terms that are favorable to the Company, or at all, and otherwise succeed in its future operations raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is also subject to credit risk related to its trade accounts receivable from product sales. Its customers are located in the United States and consist of wholesale distributors, retail pharmacies, and a mail-order specialty pharmacy. The Company extends credit to its customers in the normal course of business after evaluating their overall financial condition and evaluates the collectability of its accounts receivable by periodically reviewing the age of the receivables, the financial condition of its customers, and its past collection experience. Historically, the Company has not experienced any credit losses. As of September 30, 2022, based on the evaluation of these factors, the Company did not record an allowance for doubtful accounts.

Phexxi is distributed primarily through three major distributors and a mail-order pharmacy who receive service fees calculated as a percentage of the gross sales and fee per units shipped, respectively. These entities are not obligated to purchase any set number of units, and they distribute Phexxi on demand as orders are received. For the three and nine months ended September 30, 2022, the Company’s three largest customers combined made up 93% and 81% of its gross product sales, respectively. For the three and nine months ended September 30, 2021, the Company’s three largest customers combined made up 69% and 78% of its gross product sales, respectively. As of September 30, 2022 and December 31, 2021, the Company's three largest customers combined made up 92% and 75%, respectively, of its trade accounts receivable balance.

Significant Accounting Policies

There have been no changes to the significant accounting policies that were described in Note 2- Summary of Significant Accounting Policies of the 2021 Audited Financial Statements in the Company's Annual Report.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of readily available cash in checking accounts and money market funds. Restricted cash consists of cash held in monthly time deposit accounts and letters of credit, which are collateral for the Company’s facility leases and fleet leases, as described in Note 7- Commitments and Contingencies. As of September 30, 2022, the Company maintained letters of credit of $0.8 million and $0.3 million for its office lease and fleet leases, respectively. Additionally, the remaining $1.0 million of the $25.0 million received from the issuance of Adjuvant Notes (as defined in Note 4- Debt) in the fourth quarter of 2020 is classified as restricted cash, since the Company is contractually obligated to use the funds for specific purposes.

The following table provides a reconciliation of cash, cash equivalents and restricted cash, reported within the condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash and cash equivalents	$7,749	$14,856
Restricted cash	1,293	9,384
Restricted cash included in other noncurrent assets	800	800
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows	$9,842	$25,040
Net Income/Loss Per Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, potentially dilutive securities are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and, therefore, basic and diluted net loss per share were the same for all periods presented, except for the three months ended September 30, 2022. Potentially dilutive securities excluded from the calculation of diluted net loss per share for the periods presented are summarized in the table below. Common shares were calculated for the convertible debt using the if-converted method.

	Nine Months Ended September 30,
	2022	2021
Unvested restricted common stock subject to repurchase	150,001	62,266
Common stock to be purchased under the 2019 ESPP	731,823	34,540
Options to purchase common stock	828,734	697,835
Warrants to purchase common stock	193,354,046	4,517,807
Purchase rights to purchase common stock	106,423,563	—
Convertible debt	335,258,371	1,274,788
Total	636,746,538	6,587,236

The following table sets forth the computation of weighted average common shares outstanding for diluted net loss per share for the three months ended September 30, 2022.

Three Months Ended September 30, 2022

Numerator:
Net income attributable to common stockholders	$89,506
Adjustments:
Change in fair value of derivative liabilities	(106,898)
Noncash interest expense on convertible debt, net of tax	367
Gain on extinguishment of convertible debt	(2,483)
Net loss attributable to common stockholders	$(19,508)
Denominator:
Weighted average shares used to compute net loss attributable to common stockholder, basic	82,437,874
Add:
Pro forma adjustments to reflect assumed conversion of convertible debt	335,258,370
Pro forma adjustments to reflect assumed exercise of outstanding warrants and purchase rights	137,401,830
Pro forma adjustments to reflect the assumed exercise of outstanding options and shares issuable under the ESPP Plan	151,611
Weighted average shares used to compute net loss attributable to common stockholders, diluted	555,249,685
Net loss per share attributable to common stockholders, diluted	$(0.04)

As discussed in Note 10– Subsequent Events, in December 2022, the Company entered into a securities purchase agreement that included the sale and issuance of senior secured convertible notes and warrants that would have impacted the diluted share calculation for the three months ended September 30, 2022, if it had occurred prior to the end of that reporting period.

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

Recently Issued Accounting Pronouncements — Not Yet Adopted

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (ASU No. 2022-02). This is an amendment to ASU 2016-13, where it eliminates the accounting guidance for troubled debt restructuring by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. ASU No. 2022-02 will be effective for the Company beginning January 1, 2023 since the Company adopted ASU 2016-13 on January 1, 2020. The Company is currently evaluating the expected impact on the Company's consolidated financial statements.

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

In accordance with ASC 606, the Company recognizes revenue when its performance obligation is satisfied by transferring control of the product to a customer. In accordance with the Company’s contracts with customers, control of the product is transferred upon the conveyance of title, which occurs when the product is sold to and received by a customer. The Company’s customers are located in the United States and consist of wholesale distributors, retail pharmacies, and mail-order specialty pharmacies. Payment terms typically range from 31 to 66 days, include prompt pay discounts, and vary by customer. Trade accounts receivable due to the Company from contracts with its customers are stated separately in the balance sheet, net of various allowances as described in the Trade Accounts Receivable policy in Note 2- Summary of Significant Accounting Policies to the 2021 Audited Financial Statements.

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

Phexxi is sold to customers at the wholesale acquisition cost (WAC), or in some cases at a discount to WAC. However, the Company records product revenue net of reserves for applicable variable consideration. These types of variable consideration reduce revenue and include the following:

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

Product returns – Customers have the right to return product that is within six months or less of the labeled expiration date or that is past the expiration date by no more than six months. Phexxi was commercially launched in September 2020 and there have been minimal returns as of September 30, 2022. The Company uses historical sales and return data to estimate future product returns. Product return estimates are recorded as other current liabilities on the condensed consolidated balance sheet.

As of September 30, 2022 and December 31, 2021, the variable considerations discussed above were recorded in the condensed consolidated balance sheet and consisted of $0.3 million and $0.1 million, respectively, in contra trade accounts receivable and $4.8 million and $2.2 million, respectively, in other current liabilities.

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

The Baker Notes have a five-year term, with no pre-payment ability during the first three years. Interest on the unpaid principal balance of the Baker Notes (the Baker Outstanding Balance) accrues at 10.0% per annum with interest accrued during the first year from the two respective closing dates recognized as payment-in-kind. The effective interest rate for the period was 10.0%. Accrued interest beyond the first year of the respective closing dates is to be paid in arrears on a quarterly basis in cash or recognized as payment-in-kind, at the direction of the Baker Purchasers. The Baker Purchasers elected to have the accrued interest for the first quarter of 2021 paid-in-kind, and the accrued interest going forward to be paid in cash. Interest pertaining to the Baker Notes for the three and nine months ended September 30, 2022 was $0.8 million and $2.2 million, respectively. Interest pertaining to the Baker Notes for the three and nine months ended September 30, 2021 was $0.7 million and $2.1 million, respectively. The Company accounts for the Baker Notes under the fair value method. Therefore, the interest associated with the Baker Notes was included in the fair value determination.

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

The Company evaluated whether any of the Embedded Features required bifurcation as a separate component of equity. The Company elected the fair value option (FVO) under ASC 825, Financial Instruments (ASC 825), as the Baker Notes are qualified financial instruments and are, in whole, classified as liabilities. Under the FVO, the Company recognized the hybrid debt instrument at fair value, inclusive of the Embedded Features, with changes in fair value related to changes in the Company’s credit risk being recognized as a component of accumulated other comprehensive income in the condensed consolidated balance sheets. All other changes in fair value were recognized in the condensed consolidated statements of operations.

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

The First Baker Amendment also extended, effective upon the Company’s achievement of the Financing Threshold, the affirmative covenant to achieve $100.0 million in cumulative net sales of Phexxi by June 30, 2022 to June 30, 2023. Additionally per the First Baker Amendment, if in any equity financing closing on or prior to the date the Company has met the Financing Threshold, the Company was required to issue warrants to purchase capital stock of the Company (or other similar consideration), the Company was also required to issue to the Baker Purchasers an equivalent coverage of warrants (or other similar consideration) on the same terms as if the Baker Purchasers participated in the financing in an amount equal to the then outstanding principal of the Baker Notes held by the Baker Purchasers. In satisfaction of this requirement in connection with the closing of the May 2022 Public Offering, the Company issued warrants to purchase 72,860,769 shares of the Company's common stock at an exercise price of $0.75 per share (the June 2022 Baker Warrants). As required by the terms of the First Baker Amendment, the June 2022 Baker Warrants have substantially the same terms as the warrants issued in the May 2022 Public Offering. Refer to Note 8- Stockholders' Deficit for further information. The exercise price of the initial Baker Warrants and the June 2022 Baker Warrants was reset to $0.21 per share along with the change of the conversion price per the Third Baker Amendment as described below.

On March 21, 2022, the Company entered into the second amendment to the Baker Bros. Purchase Agreement (the Second Baker Amendment), pursuant to which each Baker Purchaser now has the right to convert all or any portion of the Baker Notes into Common Stock at a conversion price equal to the lesser of (a) $5.8065 or (b) 100% of the lowest price per share of common stock (or as applicable with respect to any equity securities convertible into common stock, 100% of the applicable conversion price) sold in any equity financing until the Company has (i) met the qualified financing threshold by June 30, 2022, defined as a single underwritten financing resulting in aggregate gross proceeds to the Company of at least $20 million (Qualified Financing Threshold) and (ii) the disclosure of its top-line results from its EVOGUARD clinical trial (the Clinical Trial Milestone) by October 31, 2022. The Second Baker Amendment also provides that the exercise price of the Baker Warrants will equal the conversion price of the Baker Notes. The Company met the Qualified Financing Threshold upon the closing of the May 2022 Public Offering, and as of September 30, 2022, the conversion price and exercise price of the Baker Warrants was reset to $0.75. The Company achieved the Clinical Trial Milestone in October 2022. Also, with the achievement of the Qualified Financing Threshold and the Clinical Trial Milestone, the affirmative covenant to achieve $100.0 million in cumulative net sales of Phexxi was extended to June 30, 2023.

On September 15, 2022, the Company entered into the third amendment to the Baker Bros. Purchase Agreement (the Third Baker Amendment), pursuant to which the conversion was amended to equal to $0.21, subject to adjustment for certain dilutive Company equity issuance adjustments for a two-year period, removal of an interest make-whole payment due in certain circumstances, and certain change of control and liquidation payment amounts were reduced from three times the outstanding amounts of the Baker Notes to two times the outstanding amounts. In addition, the Third Baker Amendment provides that the Company may make future interest payments to the Baker Purchasers in kind or in cash, at the Company’s option. For the three months ended September 30, 2022, the Company elected an in-kind interest payment and approximately $800,000 was added to the outstanding principal balance.

The Baker Notes contain various customary affirmative and negative covenants agreed to by the Company, including timely payment, in cash, of the quarterly interest payment and maintaining an active listing. On September 12, 2022, the Company received a default notice from the Baker Purchasers due to its failure of making the required payments of accrued interest for the first and second quarters of 2022 in the aggregate amount of $1.4 million and being delisted from Nasdaq. As a result of the cross-default provisions applicable to the Adjuvant Notes and the May 2022 Notes, the Company was also in default of the Adjuvant Notes and the May 2022 Notes. On September 15, 2022, the Company entered into a (i) Forbearance Agreement (the Secured Creditor Forbearance Agreement) with the Baker Purchasers, pursuant to which the Baker Purchasers agreed to forbear from exercising any of their rights and remedies during the Forbearance Period (as defined), but solely with respect to the specified events of default (Forbearance Termination Event) provided under the Secured Creditor Forbearance Agreement, which includes among other things, the first date after December 31, 2022, on which the Company’s cash falls below $1.0 million. In exchange for the forbearance and the Third Baker Amendment, the Company agreed to adjust the aggregate principal balance of the Baker Notes to $44.2 million, which includes the delinquent interest payments of $1.4 million that the Baker Purchasers agreed to forego in cash, as well as an immaterial amount of legal fees incurred by the Baker Purchasers' counsel. Prior to entering into the Secured Creditor Forbearance Agreement, the aggregate balance of the Baker Notes, after giving effect to the defaults, was recorded at fair value of $87.2 million (or $29.4 million of principal and accrued interest prior to the events of default). The Company was in compliance with all applicable covenants at September 30, 2022 and the filing date of this quarterly report on Form 10-Q.

On December 19, 2022, the Company entered into the First Amendment to Forbearance Agreement (the Amendment) effective as of December 15, 2022 (the Amendment Effective Date) to amend certain provisions of the of the Secured Creditor Forbearance Agreement dated September 15, 2022. The Amendment revises the Secured Creditor Forbearance Agreement to (i) amend the Fifth Recital Clause to clarify that the Purchasers consent to any additional indebtedness pari passu, but not senior to that of the Purchasers, in an amount not to exceed $5,000,000, and (ii) strike and entirely replace Section 4 to clarify the terms of the Purchasers’ consent to Interim Financing (as defined therein). No other revisions were made to the Secured Creditor Forbearance Agreements.

Using the valuation methods discussed in Note 6- Fair Value Financial Instruments, the Company recorded a $2.0 million net loss in fair value of financial instruments as a result of mark-to-market adjustments recognized on the Baker Notes for the nine months ended September 30, 2022 in the condensed consolidated financial statements. For the three and nine months ended September 30, 2022, the Company recognized a gain of $35.4 million and $31.9 million, respectively, due to changes in the underlying instrument-specific credit risk for the Baker Notes. These losses are presented separately as a component of other comprehensive income. The change in fair value attributed to the change in the underlying instrument-specific credit risk was determined by taking the difference between the fair value of the Baker Notes with and without the credit risk change and value of the collateral.

As of September 30, 2022, the Baker Notes are recorded at fair value in the condensed consolidated balance sheet as short-term convertible notes payable with a total balance of $51.8 million; the total outstanding balance including principal and accrued interest was $44.4 million. As of September 30, 2022 and assuming the current conversion price of $0.21 per share, the Baker Notes could be converted into 211,298,861 shares of common stock and the Baker Warrants and June 2022 Baker Warrants are exercisable for 73,202,299 shares of common stock at an exercise price of $0.21 per share.

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

Interest expense for the Adjuvant Notes for the three and nine months ended September 30, 2022 and 2021 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Coupon interest	$525	$494	$1,560	$1,455
Amortization of issuance costs	25	10	45	29
Total	$550	$504	$1,605	$1,484

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

On April 4, 2022, the Company entered into the first amendment to the Adjuvant Purchase Agreement (the Adjuvant Amendment). The Adjuvant Amendment extended, effective as of the date the Company achieved the Qualified Financing Threshold upon the closing of the May 2022 Public Offering, the affirmative covenant to achieve $100.0 million in cumulative net sales of Phexxi by June 30, 2022 to June 30, 2023. The Adjuvant Amendment also provided for an adjustment to the conversion price of the Adjuvant Notes such that the conversion price (the Conversion Price) for these Notes, effective as of the reverse stock split the conversion price will now be the lesser of (i) $5.4279 and (ii) 100% of the lowest price per share of common stock (or with respect to securities convertible into common stock, 100% of the applicable conversion price) sold in any equity financing until the Company has met the Qualified Financing Threshold. In the second quarter of 2022 and upon the closing of the May 2022 Public Offering, the conversion price was reset to $0.75. Effective as of the Company’s achievement of the Qualified Financing Threshold, the automatic conversion provisions in the Agreement were further amended to provide that the Adjuvant Notes will automatically convert into shares of the Company’s common stock at the Conversion Price immediately following the earliest of the time at which the (i) 30-day value-weighted average price of the Company’s common stock is $150.00 per share, or (ii) the Company achieves cumulative net sales from the sales of Phexxi of $100.0 million, provided such net sales are achieved prior to July 1, 2023.

The Adjuvant Notes contain various customary affirmative and negative covenants agreed to by the Company. On September 12, 2022, the Company was in default of the Adjuvant Notes due to the default with the Baker Notes under the cross-default provision. On September 15, 2022, the Company entered into a (i) Forbearance Agreement (the Adjuvant Forbearance Agreement) with the Adjuvant Purchasers, pursuant to which, the Adjuvant Purchasers agreed to forbear from exercising any of their rights and remedies during the Forbearance Period as defined in therein, but solely with respect to the specified events of default provided under the Adjuvant Forbearance Agreement. The Company was in compliance with all applicable covenants as of September 30, 2022 and the filing date of this quarterly report on Form 10-Q, including the cross-default provisions addressed by the Secured Creditor Forbearance Agreement discussed above.

On September 15, 2022, the Company also entered into the second amendment to the Adjuvant Purchase Agreement (the Second Adjuvant Amendment), pursuant to which the conversion price per share was reduced to $0.21, subject to adjustment for certain dilutive Company equity issuance adjustments for a two-year period. In addition, the Company entered into an exchange agreement, pursuant to which the Adjuvant Purchasers agreed to exchange 10% of the outstanding amount of the Adjuvant Notes as of September 15, 2022 (or $2.9 million) for rights to receive 13,730,370 shares of common stock (Adjuvant Purchase Rights). The number of shares for each Adjuvant Purchase Right is initially fixed, but is subject to certain customary adjustments, and, until the second anniversary of issuance, adjustments for certain dilutive Company equity issuances. The Adjuvant Purchase Rights expire on June 28, 2027 and do not have an exercise price per share and, therefore, will not result in cash proceeds to the Company. As of September 30, 2022, all Adjuvant Purchase Rights remain outstanding.

The Adjuvant Notes are accounted for in accordance with authoritative guidance for convertible debt instruments and are classified as current liabilities in the condensed consolidated balance sheet. The aggregate proceeds of $25.0 million was initially classified as restricted cash for financial reporting purposes due to contractual stipulations that specify the types of expenses the money can be spent on and how it must be allocated. As of September 30, 2022, $1.0 million in proceeds remain that are included in restricted cash on the accompanying condensed consolidated balance sheets. See Note 6 – Fair Value Financial Instruments for a description of the accounting treatment for the Adjuvant Purchase Rights.

Due to the execution of the Adjuvant Forbearance and the Second Adjuvant Amendment, the Company reviewed the Adjuvant Notes in accordance with Topics ASC 470-50 – Modifications and Extinguishments and ASC 470-60 – Troubled Debt Restructurings by Debtors. The Company concluded that although changes in the structure of the debt met certain qualitative factors to qualify as a troubled debt restructuring (TDR), the effective interest rate post changes was greater than the original effective interest rate and, therefore, failed the quantitative test to be a TDR. As of September 30, 2022, the Adjuvant Notes were evaluated in accordance with ASC 470-50 and were determined to have failed certain qualitative factors to qualify as a modification and, therefore, were accounted for as an extinguishment. The Company removed the old debt from its books and recorded the new, revised debt and concurrently recognized a gain of approximately $2.5 million upon extinguishment, included in change in fair value of financial instruments within the condensed consolidated statements of operations. As of September 30, 2022, the Adjuvant Notes are recorded in the condensed consolidated balance sheet as short-term convertible notes payable with a total balance of $25.7 million. The balance is comprised of $22.5 million in principal, net of unamortized debt issuance costs, and $3.2 million in accrued interest. As of September 30, 2022 and assuming the current conversion price of $0.21 per share, the Adjuvant Notes could be converted into 123,959,510 shares of common stock.

Term Notes

January and March 2022 Notes

On January 13, 2022, the Company entered into a Securities Purchase Agreement (the January 2022 Purchase Agreement) with institutional investors (the January 2022 Notes Purchasers) pursuant to which the Company agreed to sell in a registered direct offering (i) unsecured 5.0% Senior Subordinated Notes due 2025 with an aggregate issue price of $5.9 million (the January 2022 Notes), which included an original issue discount of $0.9 million, and (ii) warrants (the January 2022 Warrants) to purchase up to 1,000,400 shares of the Company’s common stock, $0.0001 par value per share. The January 2022 Warrants have an exercise price of $5.88 per share and were initially exercisable beginning on July 15, 2022 with a five-year term. Pursuant to the terms of the March 2022 Purchase Agreement (as defined below), the January 2022 Warrants became exercisable on March 1, 2022, as described in more detail below.

On March 1, 2022, the Company entered into a Securities Purchase Agreement (the March 2022 Purchase Agreement) with institutional investors (the March 2022 Notes Purchasers) pursuant to which the Company agreed to sell in a registered direct offering (i) unsecured 5.0% Senior Subordinated Notes due 2025 with an aggregate issue price of $7.45 million (the March 2022 Notes), which included an original issue discount of $2.45 million, and (ii) warrants (the March 2022 Warrants) to purchase up to 1,037,885 shares of the Company’s common stock, $0.0001 par value per share. The March 2022 Warrants have an exercise price of $7.1805 per share and are immediately exercisable with a five-year term.

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

The Company evaluated the January and March 2022 Warrants and determined that in accordance with ASC 815 the warrants should be recorded at fair value and classified as a derivative liability in the condensed consolidated balance sheet. Both the January and March 2022 Notes and Warrants were marked-to-market at each reporting date.

Under the valuation methods as described in Note 6- Fair Value Financial Instruments, the Company recorded the following in the condensed consolidated financial statements related to the January 2022 Notes and Warrants during the nine months ended September 30, 2022: (i) $0.1 million in notes at issuance; (ii) $4.6 million in warrants at issuance as a derivative liability; and (iii) a $0.3 million gain on issuance. During the three and nine months ended September 30, 2022, the Company recognized gains in fair value of financial instruments as a result of the mark-to-market adjustment on the January 2022 Warrants of $0.7 million and $4.6 million, respectively.

Under the valuation methods as described in Note 6- Fair Value Financial Instruments, the Company recorded the following in the condensed consolidated financial statements related to the March 2022 Notes and Warrants during the nine months ended September 30, 2022: (i) $0.1 million in notes at issuance; (ii) $6.0 million in warrants at issuance as a derivative liability; and (iii) a $1.2 million loss on issuance. During the three and nine months ended September 30, 2022, the Company recognized gains in fair value of financial instruments as a result of the mark-to-market adjustment on the March 2022 Warrants of $0.7 million and $6.0 million, respectively.

On May 4, 2022, the January and March 2022 Notes were exchanged pursuant to the May 2022 Exchange (as defined below).

May 2022 Notes

On May 4, 2022, the Company entered into amendment and exchange agreements (the May 2022 Exchange) with the holder of issued and outstanding Series B-2 and C Preferred Stock, Seven Knots, and the January and March 2022 Notes Purchasers (collectively, the May 2022 Notes Purchasers), pursuant to which they agreed to exchange all of the January and March 2022 Notes, 2,100 shares of Series B-2 Convertible Preferred Stock, 1,700 shares of Series C Convertible Preferred Stock, and 533,333 shares of the Company’s Common Stock for (i) new 5.0% Senior Subordinated Notes with an aggregate principal amount of $22.3 million (the May 2022 Notes), (ii) 208,333 new shares of Common Stock and (iii) new warrants to purchase up to 833,333 shares of Common Stock (the May 2022 Warrants). The May 2022 Warrants have an exercise price of $2.4765 per share and were exercisable immediately with a five-year term. The 2,100 shares of Series B-2 Convertible Preferred Stock, 1,700 shares of Series C Convertible Preferred Stock, and 533,333 shares of the Company’s Common Stock that were exchanged in the May 2022 Exchange were retired by the Company. All exchange transactions aforementioned were cashless.

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

The May 2022 Notes contain various customary affirmative and negative covenants agreed to by the Company. The May 2022 Notes also include other customary events of default, which include the suspension of trading of shares of the Company’s common stock on the Nasdaq Capital Market for a period of more than five trading days. On September 12, 2022, the Company was in default of the May Notes due to the default with the Baker Notes under the cross-default provision. As a result, the interest rate has been increased to 18% for the duration of the default and the holders of the May 2022 Notes have the right to request redemption for 125% of the amounts then owed pursuant to the May 2022 Notes.

On September 15, 2022, the Company entered into exchange agreements with each of the May 2022 Notes Purchasers (the May 2022 Notes Exchange Agreements), pursuant to which the May 2022 Notes Purchasers agreed to exchange all outstanding balance of the May Notes as of September 15, 2022 using the higher interest rate and redemption premium aforementioned for purchase rights (the May Note Purchase Rights) to receive 104,029,723 shares of common stock. The number of right shares for each May Note Purchase Right is initially fixed, but is subject to certain customary adjustments, and, until the second anniversary of issuance, adjustments for certain dilutive Company equity issuances. The May Note Purchase Rights expire on June 28, 2027. The May 2022 Notes Purchasers also waived certain anti-dilution share adjustment provisions with respect to shares underlying the May 2022 Warrants. As of September 30, 2022, 92,693,193 shares of the May Note Purchase Rights remain outstanding.

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

Under the valuation methods as described in Note 6- Fair Value Financial Instruments, the Company recorded the following in the condensed consolidated financial statements related to the May 2022 Notes and Warrants during the nine months ended September 30, 2022: (i) $22.3 million in notes at issuance; and (ii) $1.6 million in warrants at issuance as a derivative liability. During the three and nine months ended September 30, 2022, the Company recognized losses in fair value of financial instruments as a result of the mark-to-market adjustment on the May 2022 Notes of $0.8 million and $10.3 million respectively, and gains in fair value of financial instruments as a result of the mark-to-market adjustment on the May 2022 Warrants of $0.7 million and $1.6 million, respectively.

5.Balance Sheet Details

Inventories
Inventories consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$828	$574
Work in process(1)	1,176	1,712
Finished goods(2)(3)	3,175	5,629
Total	$5,179	$7,915
_____________________
(1) The work in process balance represents all production costs incurred for partially completed goods.
(2) As of September 30, 2022 and December 31, 2021, the finished goods balance includes a $0.3 million inventory reserve for estimated obsolescence and excess inventory based upon assumptions about the future demand for Phexxi.
(3) As of September 30, 2022 and December 31, 2021, zero and $0.2 million in finished goods is included on the condensed consolidated balance sheet in other noncurrent assets.
Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Clinical trial related costs	$2,932	$5,294
Selling and marketing related costs	1,600	1,997
Legal and other professional fees	444	550
Manufacturing related costs	31	201
Other	498	328
Total	$5,505	$8,370

6.Fair Value of Financial Instruments

Fair Value of Financial Assets

The fair values of the Company’s assets, including the money market funds, investments in marketable fixed income debt securities classified as cash and cash equivalents, and restricted cash measured on a recurring basis as of September 30, 2022 and December 31, 2021, respectively, are summarized in the following tables (in thousands):

	September 30, 2022				December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds (1)	$7,691	$—	$—	$7,691	$11,176	$—	$—	$11,176
Total assets	$7,691	$—	$—	$7,691	$11,176	$—	$—	$11,176
_____________________
(1) Included as a component of cash and cash equivalents and restricted cash on the accompanying condensed consolidated balance sheet.
Fair Value of Financial Liabilities

The fair values of the Company’s debt instruments and derivative liabilities embedded in the convertible preferred stock host contract as discussed in Note 8- Stockholders' Deficit measured on a recurring basis as of September 30, 2022 and December 31, 2021, respectively, are summarized in the following tables (in thousands):

							Fair Value
September 30, 2022	Principal Amount	Unamortized Issuance Costs	Accrued Interest	Redemption Premium	Amount Exchanged	Net Carrying Amount	Amount	Leveling
Baker Notes(1)(2)	$44,373	$—	$—	$—	$—	$44,373	$51,830	Level 3
Adjuvant Notes(3)(4)	22,500	(340)	3,536	—	—	25,696	N/A	N/A
May 2022 Notes(1)	16,376	—	1,101	4,369	(21,846)	—	—	N/A
January 2022 Warrants	—	—	—			—	9	Level 3
March 2022 Warrants	—	—	—			—	9	Level 3
May 2022 Warrants	—	—	—			—	7	Level 3
May 2022 Public Offering Warrants	—	—	—			—	1,018	Level 3
June 2022 Baker Warrants	—	—	—			—	656	Level 3
Purchase Rights	—	—	—			—	4,916	Level 3

____________________

					Fair Value
December 31, 2021	Principal Amount	Unamortized Issuance Costs	Accrued Interest	Net Carrying Amount	Amount	Leveling
Baker Notes(1)(2)	$27,323	$—	$698	$28,021	$81,717	Level 3
Adjuvant Notes(3)	25,000	(146)	2,355	27,209	27,209	Level 3
Derivative Liability - Convertible Preferred Stock	—	—	—	—	202	Level 3
____________________
(1) These liabilities are recorded on the condensed consolidated balance sheet at fair value. Therefore, the principal and accrued interest was included in the fair value determination and debt issuance costs were expensed.
(2) The Baker Notes principal amount includes $2.3 million in interest that was paid-in-kind through March 31, 2021.
(3) The Adjuvant Notes are recorded on the condensed consolidated balance sheet at the net carrying amount which includes the principal, unamortized issuances costs, and accrued interest.
(4) The Principal Amount and Accrued Interest of the Adjuvant Notes are net of the 10% reduction in principal and interest of $2.5 million and $0.3 million, respectively, received in exchange for the issuance of purchase rights.

Change in Fair Value of Level 3 Financial Liabilities
The following tables summarize the changes in Level 3 financial liabilities related to derivative liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2022 (in thousands):

	Derivative Liability - January 2022 Warrants	Derivative Liability - March 2022 Warrants	Derivative Liability - May 2022 Warrants	May 2022 Public Offering Common Warrants	June 2022 Baker Warrants	Purchase Rights	Derivative Liabilities Total
Balance at June 30, 2022	$689	$683	$687	$41,241	$70,238	$—	$113,538
Balance at issuance	—	—	—	—	—	5,440	5,440
Exercises	—	—	—	(4,941)	—	(524)	(5,465)
Change in fair value presented in the Condensed Consolidated Statements of Operations	(680)	(674)	(680)	(35,282)	(69,582)	—	(106,898)
Balance at September 30, 2022	$9	$9	$7	$1,018	$656	$4,916	$6,615

	Derivative Liability - Convertible Preferred Stock Conversion Feature	Derivative Liability - January 2022 Warrants	Derivative Liability - March 2022 Warrants	Derivative Liability - May 2022 Warrants	May 2022 Public Offering Common Warrants	May 2022 Public Offering Pre-Funded Warrants	June 2022 Baker Warrants	Purchase Rights	Derivative Liabilities Total
Balance at December 31, 2021	$202	$—	$—	$—	$—	$—	$—	$—	$202
Balance at issuance	—	4,562	6,025	1,613	18,034	4,633	70,238	5,440	110,545
Exercises	—	—	—	—	(12,086)	(4,633)	—	(524)	(17,243)
Change in fair value presented in the Condensed Consolidated Statements of Operations	(83)	(4,553)	(6,016)	(1,606)	(4,930)	—	(69,582)	—	(86,770)
Conversion of series B-2 convertible preferred stock	(46)	—	—	—	—	—	—	—	(46)
May 2022 exchange transaction	(73)	—	—	—	—	—	—	—	(73)
Balance at September 30, 2022	$—	$9	$9	$7	$1,018	$—	$656	$4,916	$6,615

Change in Fair Value of Level 3 Financial Liabilities

The following tables summarize the changes in Level 3 financial liabilities related to the January 2022 Notes, the March 2022 Notes, the May 2022 Notes, and the Baker Notes measured at fair value on a recurring basis for the three and nine months ended September 30, 2022 (in thousands):

	Term Notes - May 2022 Notes	Baker First Closing Notes	Baker Second Closing Notes	Baker Notes Total
Balance at June 30, 2022	$4,054	$52,315	$34,877	$87,192
Change in fair value presented in the Condensed Consolidated Statements of Operations	752	—	—	—
Change in fair value presented in the Condensed Consolidated Statements of Comprehensive Operations	—	(21,217)	(14,145)	(35,362)
Exchange of notes (noncash)	$(4,806)	$—	$—	$—
Balance at September 30, 2022	$—	$31,098	$20,732	$51,830

	Term Notes - January 2022 Notes	Term Notes - March 2022 Notes	Term Notes - May 2022 Notes	Term Notes Total	Baker First Closing Notes	Baker Second Closing Notes	Baker Notes Total
Balance at December 31, 2021	$—	$—	$—	$—	$49,030	$32,687	$81,717
Balance at issuance	116	149	447	712	—	—	—
Debt repayment	—	—	(5,892)	(5,892)	—	—	—
Change in fair value presented in the Condensed Consolidated Statements of Operations	4	2	10,251	10,257	1,189	792	1,981
Change in fair value presented in the Condensed Consolidated Statements of Comprehensive Operations	—	—	—	—	(19,121)	(12,747)	(31,868)
Exchange of notes (noncash)	(120)	(151)	(4,806)	(5,077)	—	—	—
Balance at September 30, 2022	$—	$—	$—	$—	$31,098	$20,732	$51,830

The following table summarizes the changes in Level 3 financial liabilities related to the Baker Notes measured at fair value on a recurring basis for the three and nine months ended September 30, 2021 (in thousands):

	Baker First Closing Notes	Baker Second Closing Notes	Total
Balance at June 30, 2021	$26,585	$17,723	$44,308
Change in fair value presented in the Statements of Operations	17,703	11,802	29,505
Change in fair value presented in the Statements of Comprehensive Operations	(3,053)	(2,036)	(5,089)
Balance at September 30, 2021	$41,235	$27,489	$68,724

	Baker First Closing Notes	Baker Second Closing Notes	Total
Balance at December 31, 2020	$30,451	$20,301	$50,752
Change in fair value presented in the Statements of Operations(1)	13,837	9,224	23,061
Change in fair value presented in the Statements of Comprehensive Operations	(3,053)	(2,036)	(5,089)
Balance at September 30, 2021	$41,235	$27,489	$68,724
_________________
(1) The total change in fair value on the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2021 includes $2.3 million in accrued interest settled in kind.

Valuation Methodology
Baker Notes

The fair value of the Baker Notes issued as described in Note 4- Debt, and subsequent changes in fair value recorded at each reporting date, were determined using a fundamental valuation build-up of the Company's enterprise value and related Market Value of Invested Capital (MVIC). This was estimated using forms of the Income and Market Approaches. The resulting fair value is not estimated as greater than the contractual payout. The fair value of the Baker Notes then becomes the Company MVIC available for distribution.

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

Purchase Rights

The Adjuvant Purchase Rights and the May Note Purchase Rights (collectively Purchase Rights) contain certain provisions that are outside the Company’s control under which the holders can force settlement in cash; as such, the Purchase Rights are recorded as derivative liabilities in the condensed consolidated balance sheets. The Purchase Rights are valued using an option pricing model (OPM), like a Black-Scholes Methodology with changes in the fair value being recorded in the condensed consolidated statements of operations. The assumptions used in the OPM are considered level 3 assumptions and include, but are not limited to, the market value of invested capital, the cumulative equity value of the Company as a proxy for the exercise price and the expected term the Purchase Rights will be held prior to exercise and a risk-free interest rate.

Warrants Issued in 2022

The warrants contain certain provisions, which are outside the Company’s control, under which the holders can force settlement in cash, as such, the warrants are recorded as derivative liabilities in the condensed consolidated balance sheets. The warrants are valued using an OPM, like a Black-Scholes Methodology with changes in the fair value being recorded in the condensed consolidated statements of operations. The assumptions used in the OPM are considered level 3 assumptions and include, but are not limited to, the market value of invested capital, the cumulative equity value of the Company as a proxy for the exercise price and the expected term the warrants will be held prior to exercise and a risk-free interest rate.

7.Commitments and Contingencies

Operating Leases

Fleet Lease

In December 2019, the Company and Enterprise FM Trust (the Lessor) entered into a Master Equity Lease Agreement whereby the Company leases vehicles to be delivered by the Lessor from time to time with various monthly costs depending on whether the vehicles are delivered for a term of 24 or 36 months, commencing on each corresponding delivery date. The leased vehicles are for use by eligible employees of the Company's commercial operations personnel. As of September 30, 2022, there was a total of 75 leased vehicles. The Company maintains a letter of credit as collateral in favor of the Lessor, which was included in restricted cash in the condensed consolidated balance sheet. As of September 30, 2022 and December 31, 2021, this letter of credit was $0.3 million. The Company determined that the leased vehicles are accounted for as operating leases under ASC 842, Leases (ASC 842). In September 2022, the Company extended the lease term for an additional 12 months for the vehicles with a term of 24 months. The Company determined that such extension is accounted for as a modification, for which the Company reassessed the lease classification and the incremental borrowing rate on the modification date and accounted for accordingly.

2020 Lease and the First Amendment

On October 3, 2019, the Company entered into an office lease for 24,474 square feet (the Existing Premises) pursuant to a non-cancelable lease agreement (the 2020 Lease). The 2020 Lease commenced on April 1, 2020 and will expire on September 30, 2025, unless terminated earlier in accordance with its terms. The Company has a right to extend the term of the lease for an additional five years, although at this time the Company does not anticipate exercising such extension. The Company provided the landlord with a $750,000 security deposit in the form of a letter of credit for the Existing Premises.

On April 14, 2020, the Company entered into the first amendment to the 2020 Lease for an additional 8,816 rentable square feet of the same office location (the Expansion Premises), which commenced on September 1, 2020 and will expire on September 30, 2025. The Company provided an additional $50,000 in a letter of credit for the Expansion Premises. As of September 30, 2022 and December 31, 2021, restricted cash maintained as collateral for the Company’s security deposit was $0.8 million.

2022 Sublease

On May 27, 2022, the Company entered into a sublease agreement with AMN Healthcare, Inc. (AMN), pursuant to which the Company agreed to sublease 16,637 rentable square feet of the Existing Premises to AMN for a term commencing on June 15, 2022 and ending coterminous with the 2020 Lease on September 30, 2025, in exchange for the sum of approximately $87,000 per month, subject to an annual 3.5% increase each year.
The sublease gross income was $0.3 million for both the three and nine months ended September 30, 2022.

Supplemental Financial Statement Information

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost (in thousands)	Classification	2022	2021	2022	2021
Operating lease expense	Research and development	$37	$115	$208	$387
Operating lease expense	Selling and marketing	225	256	724	753
Operating lease expense	General and administrative	81	212	590	620
Total		$343	$583	$1,522	$1,760

Lease Term and Discount Rate	September 30, 2022	December 31, 2021
Weighted Average Remaining Lease Term (in years)	2.89	3.58
Weighted Average Discount Rate	12%	12%

Maturity of Operating Lease Liabilities (in thousands)	September 30, 2022
Remainder of 2022 (3 months)	$694
Year ending December 31, 2023	2,698
Year ending December 31, 2024	2,398
Year ending December 31, 2025	1,521
Total lease payments	7,311
Less: imputed interest	(1,090)
Total	$6,221

	Nine Months Ended September 30,
Other information (in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows in operating leases	$1,969	$1,779

Other Contractual Commitments

In November 2019, the Company entered into a supply and manufacturing agreement with a third party to manufacture Phexxi, with potential to manufacture other product candidates in accordance with all applicable current good manufacturing practice regulations, pursuant to which the Company has certain minimum purchase commitments based on the forecasted product sales. There were no purchases made under the supply and manufacturing agreement for the three and nine months ended September 30, 2022. There were no purchases for the three months ended September 30, 2021 and $3.0 million in purchases for the nine months ended September 30, 2021.

Contingencies

From time to time, the Company has become and may become involved in certain lawsuits and legal proceedings which arise in the ordinary course of business. On December 14, 2020, a trademark dispute captioned TherapeuticsMD, Inc. v. Evofem Biosciences, Inc., was filed in the United States District Court for the Southern District of Florida against the Company, alleging infringement of certain trademarks owned by TherapeuticsMD under federal and state law (Case No. 9:20-cv-82296). On July 17, 2022, the Company settled the lawsuit with TherapeuticsMD, pursuant to which the Company agreed to rebrand its product by July 2024 to coincide with its marketing objectives.

As of September 30, 2022, there were no other claims or actions pending against the Company, which management believes has a probable, or reasonably possible, probability of an unfavorable outcome.

Intellectual Property Rights

In 2014, the Company entered into an amended and restated license agreement (the Rush License Agreement) with Rush University Medical Center (Rush University) pursuant to which Rush University granted the Company an exclusive, worldwide license of certain patents and know-how related to its multipurpose vaginal pH modulator technology. Pursuant to the Rush License Agreement, the Company is obligated to pay to Rush University an earned royalty based upon a percentage of net sales in the range of mid-single digits. In September 2020, the Company entered into the first amendment to the Rush License Agreement, pursuant to which the Company is also obligated to pay a minimum annual royalty amount of $100,000 to the extent the earned royalties do not equal or exceed $100,000 commencing January 1, 2021. Such royalty costs were $0.2 million and $0.7 million for the three and nine months ended September 30, 2022, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2021, respectively.

8.Stockholders' Deficit

Warrants

In April and June 2020, pursuant to the Baker Bros. Purchase Agreement, as discussed in Note 4- Debt, the Company issued warrants to purchase up to 341,530 shares of the Company's common stock in a private placement at an exercise price of $36.60 per share. As discussed in Note 4- Debt, the Second Baker Amendment provides that the exercise price of the Baker Warrants will equal the conversion price of the Baker Notes. As of September 30, 2022, the exercise price of the Baker warrants was reset to $0.21 per share.

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

In May 2022, pursuant to the May 2022 Public Offering as described below, the Company issued common warrants to purchase up to 71,000,000 shares of common stock at an exercise price of $0.75 per share, and pre-funded warrants to purchase up to 12,835,000 shares of common stock at an exercise price of $0.001 per share. The warrants have a five-year term and were exercisable beginning May 24, 2022. The common warrants contain (and the pre-funded warrants contained) customary 4.99% and 19.99% limitations on exercise provisions. The exercise price and number of shares issuable upon exercise of the common warrants is subject to adjustment for certain dilutive issuances, stock splits and similar recapitalization transactions. As part of the debt restructuring as described Note 4- Debt, the exercise price of the common warrants was reset to $0.21 per share, and an additional 77,418,774 warrants were issued to holders of remaining unexercised warrants to reflect the dilutive adjustment resulting from the lower exercise price. During the second quarter of 2022, all pre-funded warrants were exercised for an immaterial amount of cash. During the three and nine months ended September 2022, 7,184,998 and 35,314,846 shares of common warrants were exercised for total proceeds of $4.1 million and $25.2 million, respectively.

In June 2022, as required by the Second Baker Amendment, the Company issued the June 2022 Baker Warrants to purchase up to 72,860,769 shares of the Company’s common stock, $0.0001 par value per share. The June 2022 Baker Warrants had an exercise price of $0.75 per share at issuance and a five-year term and were exercisable beginning June 28, 2022. The June 2022 Baker Warrants also contain customary 4.99% and 19.99% limitations on exercise provisions. The exercise price and number of shares issuable upon exercise of the June 2022 Baker Warrants is subject to adjustment for certain dilutive issuances, stock splits and similar recapitalization transactions. As part of the debt restructuring as described Note 4- Debt, the exercise price of the June 2022 Baker Warrants was also reset to $0.21 per share.

As of September 30, 2022, warrants to purchase up to 193,354,046 shares of the Company’s common stock remain outstanding at a weighted average exercise price of $0.76 per share. The warrants issued by the Company in 2022 are subject to liability accounting due to potential settlement in cash, an insufficient number of authorized shares and other adjustment mechanics , The fair value of the warrants is included in derivative liabilities in the condensed consolidated balance sheets. All other warrants are equity classified. These warrants are summarized below:

Type of Warrants	Underlying Common Stock to be Purchased	Exercise Price	Issue Date	Exercise Period
Common Warrants	520	$55.35	June 11, 2014	June 11, 2014 to June 11, 2024
Common Warrants	56,578	$112.50	May 24, 2018	May 24, 2018 to May 24 2025
Common Warrants	12	$112.50	June 26, 2018	June 26, 2018 to June 26, 2025
Common Warrants	111,111	$95.70	April 11, 2019	October 11, 2019 to April 11, 2026
Common Warrants	185,185	$95.70	June 10, 2019	December 10, 2019 to June 10, 2026
Common Warrants	204,918	$0.21	April 24, 2020	April 24, 2020 to April 24, 2025
Common Warrants	136,612	$0.21	June 9, 2020	June 9, 2020 to June 9, 2025
Common Warrants	3,822,793	$15.00	May 20, 2021	May 20, 2021 to May 22, 2023
Common Warrants	1,000,401	$5.88	January 13, 2022	March 1, 2022 to March 1, 2027
Common Warrants	1,037,886	$7.18	March 1, 2022	March 1, 2022 to March 1, 2027
Common Warrants	833,333	$2.4765	May 4, 2022	May 4, 2022 to May 4, 2027
Common Warrants	113,103,928	$0.21	May 24, 2022	May 24, 2022 to May 24, 2027
Common Warrants	72,860,769	$0.21	June 28, 2022	June 28, 2022 to June 28, 2027
Total	193,354,046

Convertible Preferred Stock

On October 12, 2021, the Company completed the initial closing of a registered direct offering with Keystone Capital Partners (Keystone Capital) (the Initial October 2021 Registered Direct Offering), whereby the Company issued 5,000 shares of Series B-1 Convertible Preferred Stock, par value $0.0001 per share, at a price of $1,000.00 per share. The Company received proceeds from the Initial October 2021 Registered Direct Offering of $4.6 million, net of offering expenses. On October 26, 2021, the Company completed the additional closing of the October 2021 Registered Direct Offering (the Additional October 2021 Registered Direct Offering), whereby the Company issued 5,000 shares of Series B-2 Convertible Preferred Stock, par value $0.0001 per share, at a price of $1,000.00 per share. The Company received proceeds from the Additional October 2021 Registered Direct Offering of $5.0 million, net of offering expenses.

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

On March 24, 2022, the Company entered into an exchange agreement with the holder of its Series B-2 Convertible Preferred Stock, pursuant to which the holder agreed to exchange 1,700 shares of the Series B-2 Convertible Preferred Stock in consideration for 1,700 shares of the Company’s Series C Convertible Preferred Stock, par value $0.0001 per share, $1,000.00 per share stated value. Except with respect to voting provisions, the Series C and Series B-2 Preferred Stock had substantially similar terms.

On May 4, 2022, pursuant to the May 2022 Exchange, the remaining 2,100 shares of Series B-2 Convertible Preferred Stock and 1,700 shares of Series C Convertible Preferred Stock were exchanged for Senior Subordinated Notes with an aggregate principal amount of $4.8 million and warrants to purchase up to 833,333 shares of common stock.

Common Stock

Public Offerings

On March 29, 2021, the Company completed an underwritten public offering (the March 2021 Public Offering), whereby the Company issued 1,142,857 shares of common stock at a price to the public of $26.25 per share (the March 2021 Public Offering Price). The Company received proceeds from the March 2021 Public Offering of $28.0 million, net of underwriting discounts. In addition, the Company granted the underwriters a 30 days overallotment option to purchase up to an additional 171,428 shares of its common stock at the March 2021 Public Offering Price, less applicable underwriting discounts. On April 6, 2021, the underwriters exercised their overallotment option in full and the Company received proceeds of $4.2 million, net of underwriting discounts. The common stock issued in the March 2021 Public Offering was registered pursuant to a shelf registration statement on Form S-3 (File No. 333-253881) filed with the SEC on March 4, 2021 and declared effective on March 11, 2021.

On May 20, 2021, the Company completed an underwritten public offering (the May 2021 Public Offering), whereby the Company issued 3,333,333 shares of common stock at a price to the public of $15.00 per share and accompanying common warrants to purchase 3,333,333 shares of common stock. The common warrants have an exercise price of $15.00 per share and can be exercised any time through May 22, 2023. The Company received proceeds from the May 2021 Public Offering of $46.8 million, net of underwriting discounts and fees. In addition, the Company granted the underwriters a 30-day overallotment option to purchase up to an additional 500,000 shares of its common stock at $14.85 per share, less applicable underwriting discounts, and/or common warrants to purchase 500,000 shares of common stock, at $0.15 per warrant, less applicable underwriting discounts. On May 20, 2021, the underwriters exercised their overallotment option to purchase warrants in full and the Company received proceeds of $0.1 million, net of underwriting discounts. On May 24, 2021, the underwriters exercised their overallotment option to purchase common stock and the Company issued an additional 169,852 shares of common stock and received proceeds of $2.4 million, net of underwriting discounts. The common stock issued in the May 2021 Public Offering were registered pursuant to a shelf registration statement on Form S-3 (File No. 333-253881) filed with the SEC on March 4, 2021 and declared effective on March 11, 2021.

In May 2022, the Company completed an underwritten public offering (the May 2022 Public Offering), whereby the Company issued 22,665,000 shares of common stock and accompanying common warrants to purchase 45,330,000 shares of common stock at a price to the public of $0.75. The common warrants have an exercise price of $0.75 per share, a five-year term, and were exercisable beginning on May 24, 2022. In the May 2022 Public Offering the Company also issued pre-funded warrants to purchase 12,835,000 shares of common stock and accompanying common warrants to purchase 25,670,000 shares of common stock at a price to the public of $0.749. The pre-funded warrants had an exercise price of $0.001 per share, were exercisable beginning on May 24, 2022, and expired when they were exercised in full. The Company received proceeds from the May 2022 Public Offering of $18.1 million, net of $5.9 million debt repayment, underwriting discounts and offering expenses.
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

Effective May 18, 2022, the Company and Seven Knots elected to terminate the Stock Purchase Agreement without any penalty or additional cost to the Company. Prior to termination, the Company issued a total of 1,964,272 shares of common stock under the Stock Purchase Agreement for aggregate gross proceeds of $7.4 million.

Unregistered shares

On June 8, 2022, the Company entered into an agreement for services with a360 Media, LLC (a360 Media), pursuant to which a360 Media will provide professional media support and advertising services in exchange for, at a360 Media's option, either (a) $860,119 in cash, or (b) 2,318,380 shares of the Company's common stock at a value of $0.371 per share. On July 18, 2022, the Company and a360 Media entered into a similar agreement for professional media support and advertising services in exchange for, at a360 Media's option, either (a) $1,409,858 in cash, or (b) 1,600,293 shares of the Company's common stock at a value of $0.881 per share. On August 15, 2022, the Company and a360 Media entered into a similar agreement for professional media support and advertising services in exchange for, at a360 Media's option, either (a) $1,142,048 in cash, or (b) 2,819,871 shares of the Company's common stock at a value of $0.405 per share. Pursuant to these three agreements, the company issued an aggregate 6,738,544 unregistered shares of the Company's common stock to a360 Media. These shares were issued in reliance upon an exemption from registration afforded by Section 4(a)(2) promulgated under the Securities Act of 1933, as amended.

The Company evaluated the a360 Media agreement and determined that in accordance with ASC 480 Distinguishing Liabilities from Equity (ASC 480) and ASC 718 Compensation-Stock Compensation (ASC 718), the common stock issued to a360 should be equity classified and recorded as a prepaid asset in the condensed consolidated balance sheet, which is then amortized to noncash stock-based compensation expense when services are received.

Purchase Rights

On September 15, 2022, the Company entered into certain exchange agreements with the Adjuvant Purchasers and the May 2022 Notes Purchasers to exchange, upon request, the Purchase Rights for an aggregate of 117,760,093 shares of the Company's common stock. The number of right shares for each Purchase Right is initially fixed at issuance, but is subject to certain customary adjustments, and, until the second anniversary of issuance, adjustments for certain dilutive Company equity issuances. The Purchase Rights expire on June 28, 2027. Refer to Note 6- Fair Value Financial Instruments for the accounting treatment of the Purchase Rights. During the third quarter of 2022, the Company issued 11,336,530 shares of common stock upon the exercises of certain Purchase Rights. As of September 30, 2022, Purchase Rights for an aggregate of 106,423,563 shares of the Company’s common stock remained outstanding. Between October 1 2022 and December 22, 2022, the Company issued 21,250,000 shares of common stock upon the exercises of certain Purchase Rights.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows in common equivalent shares as of September 30, 2022:

Common stock issuable upon the exercise of stock options outstanding	828,734
Common stock issuable upon the exercise of common stock warrants	193,354,046
Common stock issuable upon the exercise of Purchase Rights (1)	106,423,563
Common stock available for future issuance under the 2019 ESPP	63,703
Common stock available for future issuance under the Amended and Restated 2014 Plan	233,643
Common stock available for future issuance under the Amended Inducement Plan	61,501
Common stock reserved for the conversion of convertible notes (2)	335,258,371
Total common stock reserved for future issuance	636,223,561
_____________________
(1) As set forth in the Form of Right, the Company’s obligation to reserve shares of its common stock for issuance pursuant to the exercise of Purchase Rights was waived until January 31, 2023.

(2) As set forth in the Third Baker Amendment and the Second Adjuvant Amendment, the Company’s obligation to reserve shares of its common stock for issuance pursuant to the Baker Notes and Adjuvant Notes was waived until January 31, 2023.

9.Stock-based Compensation

Equity Incentive Plans
The following table summarizes stock-based compensation expense related to stock options, restricted stock awards (RSAs) granted to employees, non-employee directors and consultants, and the 2019 Employee Stock Purchase Plan (the 2019 ESPP) included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$150	$160	$491	$1,122
Selling and marketing	144	272	459	1,621
General and administrative	687	659	2,179	4,805
Total	$981	$1,091	$3,129	$7,548

Stock Options

There were 5,400 and 263,118 shares of stock options granted during the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, unrecognized stock-based compensation expense for employee stock options was $4.7 million, which the Company expects to recognize over a weighted-average remaining period of 2.5 years, assuming all unvested options become fully vested.

Restricted Stock Awards

There were no shares and 157,333 shares of performance-based RSAs granted to the Company's executive management team during the three and nine months ended September 30, 2022, respectively. The vesting conditions for the performance-based RSAs are connected to the Company’s achievement of certain performance milestones during the current fiscal year.

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

As of September 30, 2022, unrecognized noncash stock-based compensation expense related to the unvested RSAs was $0.2 million, all of which is related to the performance-based RSAs. The expense recognition for unvested performance-based RSAs is dependent upon the probability of milestone achievement in 2022.

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

During the three months ended September 30, 2022 and 2021, there were no shares of common stock purchased under the 2019 ESPP. During the nine months ended September 30, 2022 and 2021, there were 75,169 and 11,578 shares of common stock purchased under the 2019 ESPP, respectively. In October 2022, the Board terminated the current offering period ending December 15, 2022, refunded all employee contributions, and suspended future offering periods.

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

10.Subsequent Events

Subsequent events were evaluated through the filing date of this Quarterly Report, January 6, 2023. See Note 8- Stockholders' Deficit for discussion of Purchase Rights exercises subsequent to September 30, 2022.

Due to noncompliance with the Nasdaq minimum bid price requirement, trading of the Company’s common stock was suspended from the Nasdaq Capital Market. On October 27, 2022, Nasdaq Stock Market, LLC filed a Notification of Removal From Listing and Registration under 12(b) of the Securities Exchange Act of 1934, and as such, the Company’s common stock was formally delisted from Nasdaq. The delisting of the Company’s shares from Nasdaq makes our shares of common stock less liquid and makes it more difficult for us to raise funds when and as needed to fund operations.

Effective October 3, 2022, the Company’s common stock, par value $0.0001 per share, began trading on the OTCQB Venture Market (the OTCQB) of the OTC Markets Group, Inc., a centralized electronic quotation service for over-the-counter securities.

On October 11, 2022 The Company announced that the Phase 3 EVOGUARD clinical trial evaluating EVO100 for the prevention of chlamydia and gonorrhea infection in women did not achieve its endpoints. Due to financial resources, we discontinued further investment in this clinical program.

On November 1, 2022, our Board of Directors approved a reduction in workforce (RIF) intended to conserve our current cash resources; we reduced our workforce by 39 employees. The Company expects annualized future cost savings from the RIF to be approximately $9.2 million, which the Company intends to use to support its operations. The Company estimates that it will incur aggregate pre-tax charges of approximately $0.6 million in connection with the RIF, primarily consisting of notice period and severance payments, employee benefits and related costs. The Company expects that the RIF will be substantially complete by the end of December 2022 and that these one-time charges will be predominantly incurred in the fourth quarter of 2022.

On December 16, 2022, the Company filed a Certificate of Designation (the Certificate of Designation) of Series D Non-Convertible Preferred Stock, par value $0.0001 per share (the Series D Preferred Shares). An aggregate of 70 shares has been authorized, they are not convertible into shares of common stock, have limited voting rights equal to 1% of the total voting power of the then-outstanding shares of common stock entitled to voter per shares, are not entitled to dividends, and are required to be redeemed by us, once our shareholders have approved a reverse split, as described in the Certificate of Designation.

On December 19, 2022, the Company entered into the First Amendment to Forbearance Agreement (the Amendment) effective as of December 15, 2022 (the Amendment Effective Date) with the Guarantors identified on the signature pages thereto (the Guarantors and, together with the Company being collectively referred to as the Loan Parties), the 667, L.P. and Baker Brothers Life Sciences, L.P. (the Consenting Purchasers) and Baker Bros. Advisors LP, as agent and collateral agent for the Purchasers (in such capacity the Designated Agent), to amend certain provisions of the of the Forbearance Agreement dated September 15, 2022 (the Forbearance Agreement). The Amendment revises the Forbearance Agreement to (i) amend the Fifth Recital Clause to clarify that the Purchasers consent to any additional indebtedness pari passu, but nor senior to that of the Purchases, in an amount not to exceed $5,000,000, and (ii) strike and entirely replace Section 4 to clarify the terms of the Purchasers’ consent to Interim Financing (as defined therein).

On December 20, 2022, the Company entered into a securities purchase agreement (SPA), with certain investors (the Investors) providing for the sale and issuance of senior secured convertible notes due in the aggregate original principal amount of $2,307,692 (the Notes), warrants to purchase an aggregate 46,153,847 shares of common stock (Warrants) and an aggregate 70 shares of Series D Preferred Stock (the Preferred Shares) (collectively, the Offering). The Offering closed on December 21, 2022 with net proceeds to the Company from the Offering, after deducting offering expenses, of approximately $1,250,000. The Notes are convertible at $0.05 and the Warrants have a strike price of $0.05. Upon the closing of the SPA, the Baker Notes, the Baker Warrants, the June 2022 Baker Warrants and the Adjuvant Notes reset to $0.05 per share.

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

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. For additional context with which to understand our financial condition and results of operations, see the audited consolidated financial statements and accompanying notes contained therein as of December 31, 2021 and 2020 (2021 Audited Financial Statements) in the Company’s Annual Report on Form 10-K as filed with the SEC on March 10, 2022 (2021 Annual Report). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under Item 1A of Part I of the 2021 Annual Report and Item 1A of Part II of this Quarterly Report and our Quarterly Reports on Form 10-Q as filed with the SEC on May 10, 2022 and August 12, 2022. Unless otherwise defined in this section, the defined terms in this section have the meanings set forth in the 2021 Audited Financial Statements.

Recent Developments

Our common shares was suspended from the Nasdaq Capital Market due to noncompliance with the Nasdaq's minimum bid price requirement. On October 27, 2022, Nasdaq Stock Market, LLC filed a Notification of Removal From Listing and Registration under 12(b) of the Securities Exchange Act of 1934, and as such, our common stock was formally delisted from Nasdaq. The delisting of our shares from Nasdaq makes our shares of common stock less liquid and makes it more difficult for us to raise funds when and as needed to fund our operations.

Our common stock, par value $0.0001 per share, began trading on the OTCQB Venture Market (the OTCQB) of the OTC Markets Group, Inc., a centralized electronic quotation service for over-the-counter securities, effective October 3, 2022.

On October 11, 2022 we announced that the Phase 3 EVOGUARD clinical trial evaluating EVO100 for the prevention of chlamydia and gonorrhea infection in women did not achieve its endpoints. Due to financial resources, we discontinued further investment in this clinical program.

On November 1, 2022, our Board of Directors approved a reduction in workforce (RIF) intended to conserve our current cash resources; we reduced our workforce by 39 employees. We expect annualized future cost savings from the RIF to be approximately $9.2 million, which we intend to use to support our operations. We estimate we will incur aggregate pre-tax charges of approximately $0.6 million in connection with the RIF, primarily consisting of notice period and severance payments, employee benefits and related costs. We expect the RIF will be substantially complete by the end of 2022 and expect that these one-time charges will be predominantly incurred in the fourth quarter of 2022.

On December 16, 2022, we filed a Certificate of Designation (the Certificate of Designation) creating a Series D Non-Convertible Preferred Stock, par value $0.0001 per share (the Series D Preferred Shares). An aggregate of 70 shares has been authorized, they are not convertible into shares of Common Stock, have limited voting rights equal to 1% of the total voting power of the then-outstanding shares of Common Stock entitled to voter per shares, are not entitled to dividends, and are required to be redeemed by us, once our shareholders have approved a reverse split, as described in the Certificate of Designation.

On December 19, 2022, the Company entered into the First Amendment to Forbearance Agreement (the Amendment) effective as of December 15, 2022 (the Amendment Effective Date) with the Guarantors identified on the signature pages thereto (the Guarantors and, together with the Company being collectively referred to as the Loan Parties), the 667, L.P. and Baker Brothers Life Sciences, L.P. (the Consenting Purchasers) and Baker Bros. Advisors LP, as agent and collateral agent for the Purchasers (in such capacity the Designated Agent), to amend certain provisions of the of the Forbearance Agreement dated September 15, 2022 (the Forbearance Agreement). The Amendment revises the Forbearance Agreement to (i) amend the Fifth Recital Clause to clarify that the Purchasers consent to any additional indebtedness pari passu, but nor senior to that of the Purchases, in an amount not to exceed $5,000,000, and (ii) strike and entirely replace Section 4 to clarify the terms of the Purchasers’ consent to Interim Financing (as defined therein).

On December 20, 2022, the Company entered into a securities purchase agreement (SPA), with certain investors (the Investors) providing for the sale and issuance of senior secured convertible notes due in the aggregate original principal amount of $2,307,692,31 (the Notes), warrants to purchase an aggregate 46,153,847 shares of common stock (Warrants) and an aggregate 70 shares of Series D Preferred Stock (the Preferred Shares) (collectively, the Offering). The Offering closed on December 21, 2022 with net proceeds to the Company from the Offering, after deducting offering expenses of approximately $1,250,000.

Overview

We are a San Diego-based commercial-stage biopharmaceutical company committed to developing and commercializing innovative products to address unmet needs in women’s sexual and reproductive health. Our first commercial product, Phexxi, was approved by the FDA on May 22, 2020 and is the first and only FDA-approved, hormone-free, woman-controlled, on-demand prescription contraceptive gel for women. We commercially launched Phexxi in September, 2020 in the United States. We intend to commercialize Phexxi in global markets through partnerships or licensing agreements.

Phexxi as a Contraceptive; Commercial Strategies
Our sales force promotes Phexxi directly to obstetrician/gynecologists and their affiliated health professionals, who collectively write the majority of prescriptions for contraceptive products. As of September 30, 2022, our sales force consisted of 50 sales representatives and 6 business managers, supported by a self-guided virtual health care provider (HCP) learning platform. After the RIF, as discussed below, our sales force consists of 20 sales representatives and 3 business managers. Additionally, we offer women direct access to Phexxi via our telehealth platform. Using the platform, women can directly meet with an HCP to determine their eligibility for a Phexxi prescription and, if eligible, have the prescription written by the HCP, filled, and mailed directly to them by a third-party pharmacy.
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

Additional research into the demographics of more than 5,000 women who are using Phexxi revealed that 79% of Phexxi users are between 18 to 34 years of age. Among the subset of Phexxi users for whom prior contraceptive data is available (n=2,512), 80% of women who had recently started Phexxi were not on any method of prescription contraception. Another 20% switched to Phexxi from either oral contraceptives, hormonal rings or patches.
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
The first quarter of 2022 reflected anticipated softness in Phexxi prescription and dispensed unit growth due to the annual reset of patient healthcare deductibles, which impacted most contraceptive brands, as well as from adjustments to Evofem’s patient support programs in January 2022 intended to increase the profit margin on Phexxi units dispensed and support continued net product sales growth. As forecasted, Phexxi total prescriptions and dispensed units rebounded in March 2022 and continued to grow in the second and third quarters of 2022.
Approved claims for Phexxi have increased throughout 2022, and currently 71% of Phexxi claims are being approved, up from a low of 55% at launch in September 2020.
In the second quarter of 2022, we successfully negotiated an agreement with one of the nation’s largest pharmacy benefit managers (PBMs) to ensure most women covered by this plan can fill their Phexxi prescription. The agreement took effect on July 1, 2022 and is representative of approximately 48 million lives.

We continue working to increase the number of lives covered and to gain a preferred formulary position for Phexxi. Currently Phexxi has coverage for approximately 60% of U.S. commercial lives. This includes:
•U.S. Department of Veterans Affairs: Our December 2020 contract award from the U.S. Department of Veterans Affairs covers approximately 13.7 million commercial lives.
•The U.S. Medicaid population: Medicaid provides health coverage to approximately 68 million members, including approximately 16.8 million women 19 to 49 years of age gaining access to Phexxi on January 1, 2021 through our participation in the Medicaid National Drug Rebate Program.
•Pharmacy Benefits Manager: As mentioned above, we successfully negotiated a contract with one of the largest PBMs in the nation, which added Phexxi to its formulary with no restrictions for most women covered by the plan. The agreement took effect July 1, 2022.

Approximately 18 million commercial lives have access to Phexxi at no out-of-pocket cost. This is due in part to one of the largest plans in California covering Phexxi with $0 copay effective August 1, 2022.

Coverage for and access to, Phexxi is expected to further increase as additional insurers and PBMs comply with the January 2022 guidance regarding access to contraception in the U.S from the Health Resources and Services Administration (HRSA) and the U.S. Department of Labor. The new guidance specifies that most insurers and PBMs must provide coverage, with no out-of-pocket costs to women, for FDA-approved contraceptive products, like Phexxi, prescribed by healthcare providers. Compliance with the January 2022 guidance is expected on or before January 1, 2023.

Phexxi is classified in the databases and pricing compendia of Medi-Span and First Databank, two major drug information databases that payers can consult for pricing and product information, as the first and only “vaginal pH modulator.” In July 2022, we developed and introduced a new educational chart that provides high-level information about birth control methods that are currently available to women in the United States, adding new categories including vaginal pH modulator. It is intended to replace a long-outdated chart that is still in use at many obstetrics and gynecology offices, thereby better supporting healthcare providers in their contraceptive counseling.

EVO100 for the Prevention of Chlamydia and Gonorrhea

Based on positive and statistically significant top-line results of our Phase 2B/3 AMPREVENCE trial, in October 2020 we initiated the Phase 3 EVOGUARD clinical trial to evaluate EVO100 for the prevention of urogenital chlamydia and gonorrhea infections in women. This randomized, placebo-controlled clinical trial enrolled 1,903 women with a prior chlamydia or gonorrhea infection who were at risk for future infection.

On October 11, 2022, we reported that EVOGUARD did not meet its primary efficacy endpoint. The Company believes COVID-19 related changes in clinical site operations, subject behavior and actions including deviations from following the clinical study protocol requirements related to STI acquisition, detection, and prevention contributed to this outcome. The product safety profile was consistent with what has been observed in prior clinical trials, and only two women (0.1%) in the study discontinued due to adverse events. Due to financial constraints, we discontinued investment in this clinical program.

Multipurpose Prevention Technology Vaginal Gel for HIV Prevention

In December 2021, we launched a collaboration with Orion Biotechnology Canada, Ltd. (Orion) to evaluate the compatibility and stability of Orion's novel CCR5 antagonist, OB-002, in Phexxi with the goal of developing a Multipurpose Prevention Technology (MPT) product candidate for indications including the prevention of human immunodeficiency virus (HIV) in women. This collaboration is focused on determining compatibility and stability of OB-002 in Phexxi. Evofem and Orion expect to seek government and philanthropic funding for subsequent development of the MPT product candidate.

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

In October 2021, we submitted the registration for our hormone-free contraceptive vaginal gel to the Mexican Regulatory Agency Comisión Federal para la Protección contra Riesgos Sanitarios. In addition to submitting for registration in Mexico, we have also submitted marketing applications for Phexxi under the trademark Femidence™ in Nigeria, Ethiopia, and Ghana. These were the first of several strategic regulatory submissions planned under Evofem's 2020 Global Health Agreement with Adjuvant Capital. In October 2022, Phexxi was approved in Nigeria, where the product will be potentially marketed under the brand name Femidence™. This is the first regulatory approval for the contraceptive vaginal gel outside the U.S.

Cost of Goods Sold

Inventory costs include all purchased materials, direct labor and manufacturing overhead.

We are obligated to pay quarterly royalty payments pursuant to our license agreement with Rush University, in amounts equal to a single-digit percentage of the gross amounts we receive on a quarterly basis less certain deductions incurred in the quarter based on a sliding scale. We are also obligated to pay a minimum annual royalty amount of $100,000 to the extent these earned royalties do not equal or exceed $100,000 in any given year. A minimum annual royalty amount of $100,000 was first required for the annual period commencing on January 1, 2021. These royalty costs were $0.2 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and $0.7 million and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively, and was included in the costs of goods sold in the condensed consolidated financial statements.

Operating Expenses

Research and Development Expenses

Our research and development expenses primarily consist of costs associated with the recently reported EVOGUARD trial and costs associated with the continuous improvements related to Phexxi commercialization efforts. These expenses include:
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
•ongoing product characterization and process optimization;
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

We expense internal and third-party research and development expenses as incurred. The following table summarizes research and development expenses by product candidate (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Allocated third-party development expenses:
EVO100 for prevention of chlamydia/gonorrhea- Phase 3 (EVOGUARD)	$2,811	$6,890	$16,553	$17,078
Total allocated third-party development expenses	2,811	6,890	16,553	17,078
Unallocated internal research and development expenses:
Noncash stock-based compensation expenses	150	160	491	1,122
Payroll related expenses	607	1,048	3,269	3,988
Outside services costs	408	275	1,199	1,291
Other	1,231	328	1,830	991
Total unallocated internal research and development expenses	2,396	1,811	6,789	7,392
Total research and development expenses	$5,207	$8,701	$23,342	$24,470

Costs for our clinical development programs and clinical trials in general are very difficult to predict and may vary significantly between clinical trials and over the life of a program owing to the following:
•the phase of development of the product candidate;
•the number of patients participating in the trial;
•per patient trial costs;
•the number of sites included in the trial;
•the length of time and level of marketing required to enroll eligible patients;
•the number of doses patients receive;
•potential additional safety monitoring or other trials requested by regulatory agencies; and
•the efficacy and safety profile of the product candidate.

We anticipate that we will determine which programs and/or product candidates to pursue, if any, as well as the most appropriate funding allocations for each program and/or product candidate, on an ongoing basis in response to the outcomes of pre-clinical and clinical trials, regulatory developments, and our ongoing assessments of the commercial potential of each program and/or product candidate.

We expect research and development expenses to decrease slightly in 2022 compared to 2021 primarily due to the completion of EVOGUARD in the third quarter of 2022. As previously noted, we have discontinued this program and therefore expect a significant reduction in clinical trial expense in 2023. Additionally, going forward, we expect an annualized costs saving of $2.4 million in our research and development expense from the 2022 RIF.

Selling and Marketing Expenses

Our selling and marketing expenses consist primarily of Phexxi commercialization costs, including direct to consumer (DTC) and HCP advertising, the Phexxi telehealth platform, our sample program, training, salaries, benefits, travel, noncash stock-based compensation expense, and other related costs for our employees and consultants.

In connection with our overall cost reduction strategy, we expect our selling and marketing expenses to decrease significantly in 2022 compared to 2021 due to reductions in media and marketing activities related to ongoing Phexxi promotional strategies and the 2022 RIF. Going forward, we expect an annualized costs saving of $6.3 million in our selling and marketing expenses from the 2022 RIF.

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

We expect our general and administrative expenses to increase in 2022 compared to 2021 primarily due to increased general legal expenses and recruiting and financing related fees. Going forward, we expect an annualized costs saving of $0.5 million in our general and administrative expense from the 2022 RIF.

Other Income (Expense)

Other income (expense) consists primarily of interest expense, loss on issuance and the change in fair value of financial instruments issued in various capital raise transactions. The change in fair value of financial instruments was recognized as a result of mark-to-market adjustments for those financial instruments.

Results of Operations

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021 (in thousands):

Net Product Sales

	Three Months Ended September 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
Product sales, net	$6,371	$1,712	$4,659	272%

The increase in product sales, net, was primarily due to the continued growth in Phexxi ex-factory unit sales from the impact of Phexxi promotional strategies, and gross-to-net improvement initiatives implemented in January 2022.

Cost of Goods Sold

	Three Months Ended September 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
Cost of goods sold	$1,680	$955	$725	76%

The increase in cost of goods sold was primarily due to the increase in ex-factory unit sales in the current period versus the same period in the prior year.

Research and Development Expenses

	Three Months Ended September 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
Research and development	$5,207	$8,701	$(3,494)	(40)%

The decrease in research and development expenses was primarily due to a $4.4 million decrease in clinical trial costs associated with EVOGUARD, for which the last patient last visit occurred in July 2022. This decrease was partially offset by a $0.9 million increase in facilities costs and a $0.4 million increase in outside services associated with regulatory related activities.

Selling and Marketing Expenses

	Three Months Ended September 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
Selling and marketing	$11,948	$30,468	$(18,520)	(61)%

The decrease in selling and marketing expenses was primarily due to a $18.2 million decrease in media and marketing costs related to promotional strategies, especially those focused on DTC campaigns, a $0.3 million decrease in costs related to the Phexxi sample program, and a $1.2 million decrease in payroll and related expenses due to lower headcount. This decrease was partially offset by a $1.7 million increase in noncash stock-based compensation.

General and Administrative Expenses

	Three Months Ended September 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
General and administrative	$6,260	$4,957	$1,303	26%

The increase in general and administrative expenses was primarily due to a $1.6 million increase in legal, corporate, and financing related expenses, partially offset by a $0.2 million decrease in facilities costs.

Total Other Income (Expense), net

	Three Months Ended September 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
Total other income (expense), net	$108,243	$(30,692)	$138,935	(453)%

Total other income, net, for the three months ended September 30, 2022 primarily included a $106.9 million recorded gain from the change in fair value of the liability-classified warrants issued in 2022 and a $2.5 million gain on the partial extinguishment of the Adjuvant debt, partially offset by a $0.8 million loss from change in fair value of the May 2022 Notes due to mark-to market adjustment at the time of the debt extinguishment as part of the September debt restructuring and $0.6 million in interest expense on Adjuvant Notes.

Total other expense, net, for the three months ended September 30, 2021, primarily included $1.2 million in interest expense related to the convertible senior secured promissory notes issued to Baker Bros. Advisors LP (the Baker Notes) and the unsecured convertible promissory notes issued to each of Adjuvant Global Health Technology Fund, L.P. and Adjuvant Global Health Technology Fund DE, L.P. (the Adjuvant Notes) as described in Note 4- Debt and a $29.5 million loss from the change in fair value of the Baker Notes as a result of mark-to-market adjustments during the current quarter.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021 (in thousands):

Net Product Sales

	Nine Months Ended September 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
Product sales, net	$16,656	$4,674	$11,982	256%

Phexxi was commercially launched in September 2020. The increase in product sales, net, was primarily due to the continued growth in Phexxi ex-factory unit sales from the impact of Phexxi promotional strategies, and gross-to-net improvement initiatives implemented in January 2022.

Cost of Goods Sold

	Nine Months Ended September 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
Cost of goods sold	$4,031	$2,300	$1,731	75%

The increase in cost of goods sold was primarily due to the increase in ex-factory sales in the current period versus the same period in the prior year.

Research and Development Expenses

	Nine Months Ended September 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
Research and development	$23,342	$24,470	$(1,128)	(5)%

The decrease in research and development expenses was primarily due to a $1.3 million decrease in clinical trial costs associated with EVOGUARD and a $0.6 million decrease in noncash stock-based compensation. This decrease was partially offset by a $0.7 million increase in facilities costs and a $0.6 million increase in outside services associated with regulatory related activities.

Selling and Marketing Expenses

	Nine Months Ended September 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
Selling and marketing	$36,951	$88,230	$(51,279)	(58)%

The decrease in selling and marketing expenses was primarily due to a $45.7 million reduction in media and marketing costs related to promotional strategies, especially those focused on DTC campaigns, a $3.9 million decrease in payroll and related expenses due to lower headcount, a $1.2 million decrease in costs related to the Phexxi sample program, and a $0.8 million decrease in costs for outside services associated with medical affairs, marketing, and market access. This decrease was partially offset by a $0.7 million increase in noncash stock-based compensation.

General and Administrative Expenses

	Nine Months Ended September 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
General and administrative	$24,404	$19,057	$5,347	28%

The increase in general and administrative expenses was primarily due to a $7.9 million increase in legal, corporate, and financing related expenses. This increase was partially offset by a $2.6 million decrease in noncash stock-based compensation.

Total Other Income (Expense), net

	Nine Months Ended September 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
Total other income (expense), net	$3,746	$(24,244)	$27,990	(115)%

Total other income, net, for the nine months ended September 30, 2022 included a $86.8 million recorded gain primarily from the change in fair value of the liability-classified warrants issued in 2022 and a $2.5 million gain on the partial extinguishment of the Adjuvant debt, partially offset by $72.0 million recorded loss on issuance of warrants, primarily from the June 2022 Baker Warrants, a $10.3 million and a $2.0 million loss from the change in fair value of the Baker Notes and May Notes, respectively, as a result of mark-to-market adjustments, and a $1.6 million in interest expense related to the Adjuvant Notes.

Total other expense, net, for the nine months ended September 30, 2021, primarily included $3.5 million in interest expense related to the Baker Notes and the Adjuvant Notes as described in Note 4- Debt and a $20.7 million loss from the change in fair value of the Baker Notes as a result of mark-to-market adjustments in the first half of 2021.

Liquidity and Capital Resources

Overview

As of September 30, 2022, we had a working capital deficit of $84.9 million and an accumulated deficit of $930.4 million. We have financed our operations to date primarily through the issuance of preferred stock, common stock, warrants and convertible and term notes; cash received from private placement transactions; and, to a lesser extent, product sales. As of September 30, 2022, we had $7.7 million in cash and cash equivalents, and $1.0 million in restricted cash available for use from the Adjuvant Notes (as defined in Note 4- Debt). Our cash and cash equivalents include amounts held in checking accounts, money market funds, and investments in fixed income debt securities with original maturities of less than three months.

We have incurred losses and negative cash flows from operating activities since inception and anticipate that we will continue to incur net losses for the foreseeable future. During the nine months ended September 30, 2022, we received gross proceeds of $10.0 million from the sale of notes and warrants in two registered direct offerings, gross proceeds of $7.4 million from the sale and issuance of common stock pursuant to the Stock Purchase Agreement, net proceeds of $18.1 million upon the sale and issuance of common stock and warrants from the May 2022 Public Offering, and $25.2 million from the exercise of common warrants.

As of September 30, 2022, our significant commitments for capital expenditures include our office lease, fleet lease, and supply and manufacturing agreement with our Phexxi manufacturer, as described in Note 7- Commitments and Contingencies, and our agreement with our clinical research organization. The purpose of these commitments is to further the commercialization of Phexxi and manage the EVOGUARD trial. We expect to fund these commitments through debt and equity issuances and, to a lesser extent, product sales, until we reach cash flow breakeven.

We currently expect our liquidity resources as of December 22, 2022 to be sufficient to fund our planned operations into the second half of January 2023. Our operating and capital requirements may differ materially as a result of certain factors, including, but not limited to, those set forth under Item 1A of Part I of the 2021 Annual Report and Item 1A. In particular if our debt holders were to request an acceleration or redemption of amounts owed pursuant to their respective debt arrangements, our existing liquidity resources would be insufficient to fund our ongoing operations and, absent additional funding, we may be required to cease our operations entirely.

Our management is currently evaluating different strategies to obtain the required funding for our operations. These strategies may include, but are not limited to: public and private placements of equity and/or debt, licensing and/or collaboration arrangements and strategic alternatives with third parties, or other funding from the government or third parties. Our ability to secure funding is subject to numerous risks and uncertainties, including the impact of the COVID-19 pandemic, geopolitical turmoil related to the ongoing hostilities in Ukraine and economic uncertainty related to rising inflation and disruptions in the global supply chain. As a result, there can be no assurance that these funding efforts will be successful. Our ability to raise additional funds, and the terms on which those funds may be raised, will be dependent, in part, on how successful the commercialization of Phexxi is, the success of our cost reduction and gross-to-net improvement efforts, the accuracy of our estimates regarding cash needed to fund our operations, our ability to comply with the terms of our debt arrangements, and whether we are able to gain revenue further traction prior to raising additional funds.

If we are not able to obtain required additional funding when and as needed, through equity financings or other means, or if we are unable to obtain funding on terms favorable to us, the shortfall in funds raised, or such unfavorable terms, will likely have a material adverse effect on our operations and strategic plan for future growth. If we cannot successfully raise the funding necessary to implement our current strategic plan or as necessary to comply with obligations pursuant to our debt arrangements (including any acceleration of those obligations), we may be forced to make further reductions in spending, suspend or terminate development programs, extend payment terms with suppliers, liquidate assets where possible, suspend or curtail planned programs, and/or cease operations entirely. Any of these developments would materially and adversely affect our financial condition and business prospects and could even cause us to be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and, in doing so, we may receive less than the value at which those assets are carried on our financial statements. Any of these developments would materially and adversely affect the price of our stock and the value of an investment in our stock. As a result, our financial statements include explanatory disclosures expressing substantial doubt about our ability to continue as a going concern.

The opinion of our independent registered public accounting firm on our audited financial statements as of and for the years ended December 31, 2021 and 2020 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. Our unaudited condensed consolidated financial statements as of September 30, 2022 and for three and nine months ended September 30, 2022 and 2021 included in this Quarterly Report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue our operations.

2022 Debt and Equity Financings

As described in Note 4- Debt, we received gross proceeds of $10.0 million, before issuance costs, from the sale of notes and warrants in two registered direct offerings in the first quarter of 2022. These notes were then exchanged for the May 2022 Notes during the May 2022 Exchange transaction, as defined in Note 4- Debt, which were subsequently exchanged for Purchase Rights during the debt restructuring in September 2022. with a total outstanding balance of $21.8 million immediately prior to the restruturing.

As described in Note 8- Stockholders' Deficit, we received net proceeds of $18.1 million upon the sale and issuance of common stock and warrants from an underwritten public offering, gross proceeds of $7.4 million from the sale and issuance of common stock pursuant to the Stock Purchase Agreement, and $25.2 million from the exercise of common warrants.

2021 Equity Financings

As described in Note 8- Stockholders' Deficit, we received proceeds of $28.0 million, net of underwriting discounts, from a public offering in March 2021, upon the issuance of 1,142,857 shares of our common stock, and $4.2 million, net of underwriting discounts, from the issuance of 171,428 shares of common stock upon exercise of the underwriters’ overallotment option in April 2021.

As described in Note 8- Stockholders' Deficit, we received proceeds of $46.8 million, net of underwriting discounts and fees, from a public offering in May 2021, upon the issuance of 3,333,333 shares of common stock and common warrants to purchase 3,333,333 shares of common stock. We received $2.4 million and $0.1 million, both net of underwriting discounts, from the issuance of 169,852 shares of common stock and 500,000 common warrants, respectively, upon exercise of the underwriter’s overallotment option in May 2021.

As described in Note 8- Stockholders' Deficit, we received proceeds of $9.6 million, net of offering expenses, from a registered direct offering in October 2021, upon the issuance of 5,000 shares of Series B-1 Convertible Preferred Stock and 5,000 shares of Series B-2 Convertible Preferred Stock.

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

Summary Statement of Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
Net cash, cash equivalents and restricted cash used in operating activities	$(63,879)	$(125,402)	$61,523	(49)%
Net cash, cash equivalents and restricted cash used in investing activities	(306)	(2,636)	2,330	(88)%
Net cash, cash equivalents and restricted cash provided by financing activities	60,439	80,827	(20,388)	(25)%
Net decrease in cash, cash equivalents and restricted cash	$(3,746)	$(47,211)	$43,465	(92)%

Cash Flows from Operating Activities. During the nine months ended September 30, 2022 and 2021, the primary use of cash, cash equivalents and restricted cash was to fund the commercialization of Phexxi, to fund the Phase 3 EVOGUARD clinical trial, and to support general and administrative operations.

Cash Flows from Investing Activities. During the nine months ended September 30, 2022, the change in net cash, cash equivalents and restricted cash used in investing activities was primarily due to $0.3 million in purchases of property and equipment. During the nine months ended September 30, 2021, the change in net cash, cash equivalents and restricted cash used in investing activities was primarily due to $2.9 million in purchases of property and equipment, offset by a $0.3 million cash inflow from the sale of Softcup line of business.

Cash Flows from Financing Activities. During the nine months ended September 30, 2022, the primary source of cash, cash equivalents and restricted cash was provided from the issuance of 22,665,000 shares of common stock, warrants to purchase 71,000,000 shares of common stock and pre-funded warrants to purchase 12,835,000 shares of common stock for net proceeds of $18.1 million; the issuance of 35,314,846 shares of our common stock for net proceeds of $25.2 million from the exercise of common warrants; and the issuance of 1,964,272 shares of common stock for gross proceeds of $7.4 million and gross proceeds of $10.0 million from the sale of term notes and warrants.

During the nine months ended September 30, 2021, the primary source of cash, cash equivalents and restricted cash was provided from the issuance of 72,262,079 shares of common stock and 7,500,000 shares of common warrants for proceeds of $81.5 million, net of underwriting discounts, the issuance of 173,675 shares of our common stock under the 2019 ESPP with proceeds of $0.2 million, the issuance of 159,000 shares of common stock from the exercise of common warrants for proceeds of $0.2 million, offset by $0.3 million in payments of tax withholdings related to vesting of restricted stock awards and $0.7 million in payments for financing issuance costs.

Contractual Obligations and Commitments
Operating Leases
Operating lease right-of-use assets and lease liabilities were $5.1 million and $6.2 million on September 30, 2022, respectively, and were $5.4 and $6.8 million on December 31, 2021, respectively. See Note 7- Commitments and Contingencies for more detailed discussions on leases and financial statements information under ASC 842, Leases. Fleet Lease.
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
Intellectual Property Rights
As described in Note 7- Commitments and Contingencies, royalty costs owed to Rush University pursuant to the Rush License Agreement were $0.2 million and $0.7 million for the three and nine months ended September 30, 2022, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2021, respectively.

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

Item 1A. Risk Factors

Summary of Risk Factors

The risk factors described below are a summary of the principal risk factors associated with an investment in Evofem. These are not the only risks we face. You should carefully consider the following risk factors, together with all of the other information included in this quarterly report, including the financial statements and related notes, when deciding to invest in us. You should be aware that the occurrence of any of the events described in this Risk Factors section and elsewhere in this quarterly report could have a material adverse effect on our business, financial position, results of operations and cash flows and the trading price of our securities could decline and you could lose all or part of your investment.

Risks Related to Our Financial Condition and Capital Requirements

•We are currently over 90 days past due on a significant amount of vendor obligations. We may not be able to refinance, extend or repay our substantial indebtedness owed to our secured and unsecured lenders, which would have a material adverse effect on our financial condition and ability to continue as a going concern.
•Our audited financial statements included a statement that there is a substantial doubt about our ability to continue as a going concern and a continuation of negative financial trends could result in our inability to continue as a going concern.
•We have incurred significant losses and negative cash flows since our inception and anticipate we will continue to incur significant losses and negative cash flow for the foreseeable future.
•To date, we have generated nominal revenue from product sales and may never be profitable.
•We must raise significant additional funds to finance our operations and to remain a going concern. If we are unable to raise additional capital when needed or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our business initiatives.
•We have certain obligations pursuant to our issued and outstanding promissory notes, convertible notes and related note purchase agreements, and our failure to comply with these obligations could have a material adverse effect on our business, financial condition or results of operations.
•We have a limited number of shares of common stock available for future issuance which could adversely affect our ability to raise capital or consummate strategic transactions.

Risks Related to Potential Bankruptcy

•We are subject to risks and uncertainties associated with potential bankruptcy proceedings.
•Our businesses could suffer from a long and protracted restructuring.
•In certain instances, a Chapter 11 bankruptcy case may be converted to a case under Chapter 7 of the Bankruptcy Code.
•We may be subject to claims that will not be discharged in the Chapter 11 bankruptcy proceedings, which could have a material adverse effect on our financial condition and results of operations.
•Our financial results may be volatile and may not reflect historical trends.

Risks Related to Commercialization of Phexxi

•Our success will depend heavily on whether we can successfully commercialize our only commercially available product, Phexxi, for prevention of pregnancy. Failure to successfully commercialize Phexxi for prevention of pregnancy would likely cause our business to fail.
•Our commercialization strategy in light of the COVID-19 pandemic is unproven and if it is not successful this will harm our business and limit our ability to sell our product.
•If we are unable to maintain effective internal sales and marketing capabilities or enter into agreements with third parties to market and sell Phexxi, our ability to generate revenue would be adversely affected.
•If we are unable to effectively train and equip our sales force, our ability to successfully commercialize Phexxi will be harmed.
•Our use of social media platforms to market and promote prescription products, such as Phexxi, presents risks and operational challenges.
•We face competition from other medical device, biotechnology and biopharmaceutical companies and our operating results will suffer if we are unable to compete effectively.

•Phexxi may not gain sufficient market acceptance among physicians, patients or the medical community, thereby limiting our potential to generate revenue, which will undermine our future growth prospects.
•The telehealth market is immature and unpredictable, and if it does not develop, if it develops more slowly than we expect, if it encounters negative publicity over privacy issues, if it does not engage sufficient numbers of providers, or if limitations on reimbursement or new state law regulatory requirements impede our ability to implement our telehealth strategies, the growth of our business will be harmed.
•The success of Phexxi will depend on the competitive landscape in the contraceptive market, women’s preferences, and the market’s acceptance of the vaginal pH modulator, e.g. Phexxi, for prevention of pregnancy.
•The commercial success of Phexxi or any future approved products will depend in significant measure on the label claims that the FDA or other regulatory authorities approve for those products.
•The FDA and other regulatory agencies actively enforce laws and regulations prohibiting the promotion of off-label uses for prescription drugs and medical devices. If we are found or alleged to have improperly promoted our commercial product for off-label uses, we may become subject to significant liability.
•We will need to obtain FDA approval of any proposed product names, and any failure or delay associated with such approval may adversely affect our business.
•If we suffer negative publicity concerning the safety or efficacy of Phexxi or our product candidates in development, our reputation and the commercialization of Phexxi could be harmed and we may be forced to cease development of such product candidates.
•We rely, and expect to continue to rely, on market research conducted internally and, on our behalf, to evaluate the potential commercial acceptance of Phexxi for the prevention of pregnancy, and any other future product candidates.
•There can be no assurance on the accuracy or completeness of certain facts, forecasts and other statistics obtained from various government publications, market data providers and other independent third-party sources, including industry expert reports, contained in this Quarterly Report or other statements we may make from time to time.
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
•Indemnity claims from lawsuits or damages against our clinical trial sites could cause us to incur substantial liabilities and to limit commercialization of Phexxi and any other product candidates we may develop.
•Beyond Phexxi, the long-term success of our business depends in part upon our ability to identify, license, discover, develop and/or commercialize additional product candidates. Failure to identify, license, discover, develop and/or commercialize additional products and/or product candidates could have a negative impact on our business and operations.
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
•Even if we complete the necessary clinical trials for our product candidates, the marketing approval process is expensive, time consuming and uncertain and may prevent us from obtaining approvals for the commercialization of our product candidates. If we are not able to obtain, or if there are delays in obtaining, required marketing approvals, we will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.
•From time to time, we may report top-line data from our clinical trials. These top-line data may differ from complete trial results once additional data are received and evaluated by the FDA or comparable foreign regulatory authorities.
•Even though we have received approval from the FDA in the United States to market Phexxi for the prevention of pregnancy, we may fail to receive similar approval outside the United States.
•The discontinuation of further investment in the development of Phexxi as a preventative of chlamydia and gonorrhea infection in women could have a material adverse effect on our ability to generate additional revenues.
•If we are unable to take full advantage of regulatory programs designed to expedite drug development or provide other incentives, our development programs may be adversely impacted.

•We have not paid our Fiscal Year 2023 PDUFA Invoice for Phexxi to the FDA and the balance due continues to incur interest, penalties and may apply retroactively. We cannot submit any new applications or supplements until paid.

Risks Related to Our Post-Marketing Legal and Regulatory Compliance

•Even though we have obtained FDA approval for Phexxi for prevention of pregnancy, we will remain subject to ongoing regulatory requirements.
•Developments after a product reaches the market may adversely affect sales of the product.
•Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of Phexxi. If we are unable to obtain adequate insurance or are required to pay for liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage, a material liability claim could adversely affect our financial condition.
•If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on our business, financial condition or results of operations.

Risks Related to Our Intellectual Property

•Our rights to develop and commercialize Phexxi are subject, in part, to the terms and conditions of licenses granted to us by third parties. The patent protection and patent prosecution of Phexxi is dependent on third parties.
•If we are unable to obtain and maintain patent protection for Phexxi or other proprietary technologies we may develop, or if the scope of the patent protection we have or will obtain is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to our products and technology, and our ability to successfully commercialize Phexxi, our product candidates and other proprietary technologies we may develop may be adversely affected.
•We may not be able to protect our intellectual property and proprietary rights throughout the world.
•Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
•Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.
•Issued patents covering Phexxi and other proprietary technologies we may develop could be found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad.
•If we do not obtain patent term extensions (PTE) for our products or product candidates, our business may be materially harmed.
•The patent protection and patent prosecution for our product candidates are dependent on third parties, including Rush University.
•If an event of default occurs under our issued and outstanding secured convertible notes issued pursuant to the Baker Bros. Purchase Agreement, the note holders could take possession of all assets owned by us, including any directly owned intellectual property.
•We may be subject to claims challenging the inventorship of our patents and other intellectual property.
•If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
•We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.
•We may be at risk that our former employees may wrongfully use or disclose our trade secrets.
•We may not be successful in obtaining necessary rights to any product candidate we may develop through acquisitions and in-licenses.
•We may be subject to claims that our employees, consultants, or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.
•Third-party claims of intellectual property infringement induced intellectual property infringement, misappropriation or other violation against us, or our collaborators may prevent or delay the development and commercialization of our products, product candidates and other proprietary technologies we may develop.
•In the ordinary course, we have been and again may become involved in lawsuits to protect or enforce our patents and other intellectual property rights, which could be expensive, time consuming, and unsuccessful.
•Some intellectual property that we have in-licensed may have been discovered through government funded programs and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-U.S. manufacturers.
•If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.
•Intellectual property rights do not necessarily address all potential threats.

Risks Related to Our Reliance on Third Parties

•Our success relies on third-party suppliers and one contract manufacturer. Any failure by these third parties, including their inability to successfully perform and comply with regulatory requirements, could negatively impact our business and our ability to market Phexxi and develop and market our product candidates, and our business could be substantially harmed.
•We have no significant internal distribution capabilities. We intend to engage third-party distributors for distribution of products outside the United States, if approved, and have engaged additional third-party wholesale distributors for the distribution of Phexxi in the United States. Our inability to identify, or enter into an agreement with, any such third-party distributor would likely have a material adverse effect on our business and operations.
•We rely on third parties for the delivery of telehealth services through the Phexxi telehealth platform. Failure of these third parties to provide services of a suitable quality, in accordance with applicable regulations and within acceptable time frames may cause the delay or failure of our telehealth strategies.
•If we are unable to enter into or maintain strategic relationships or collaborations with respect to Phexxi for the prevention of pregnancy or for our future product candidates, or if we are unable to realize the potential benefits from such collaborations, our business, financial condition, commercialization prospects and results of operation may be materially adversely affected.
•We enter into various contracts in the normal course of our business in which we indemnify the other party to the contract. In the event we must perform under these indemnification provisions, it could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Commercialization of Health Care Products

•Phexxi and any other approved product may face follow-on competition sooner than anticipated.
•Changes in health care laws and regulations may eliminate current requirements for health insurance plans to cover and reimburse FDA-cleared or FDA-approved contraceptive products without cost sharing, which could reduce demand for products such as Phexxi.
•Despite FDA-approval for Phexxi, and even if we are successful in obtaining regulatory approval to market other product candidates in the United States, revenues may be adversely affected if Phexxi or any other approved product does not obtain coverage and adequate reimbursement from third-party payers in the United States.
•The pharmaceutical and medical device industries are highly regulated and subject to various fraud and abuse, data privacy, transparency, and other health care laws, including, without limitation, the U.S. Federal Anti-Kickback Statute, the U.S. Federal False Claims Act and the FCPA.
•Health care legislative reform measures may have a negative impact on our business and results of operations.
•We may be subject to numerous and varying privacy and security laws, and our failure to comply could result in penalties and reputational damage.
•Our business may be adversely affected by unfavorable macroeconomic conditions, including the COVID-19 pandemic.

Risks Related to Our Business Operations

•In the future, as we mature and expand our sales and marketing infrastructure, we will need to expand the size of our organization, and we may experience difficulties in managing this growth or be unable to successfully commercialize Phexxi, develop any product candidates or otherwise implement our business plan.
•The pharmaceutical and medical device industries are highly regulated and subject to various fraud and abuse, data privacy, transparency, and other health care laws, including, without limitation, the U.S. Federal Anti-Kickback Statute, the U.S. Federal False Claims Act and the FCPA.
•Health care legislative reform measures may have a negative impact on our business and results of operations.
•We may be subject to numerous and varying privacy and security laws, and our failure to comply could result in penalties and reputational damage.
•Our business may be adversely affected by unfavorable macroeconomic conditions, including the COVID-19 pandemic.

Risks Related to Our Common and Preferred Stock

•Our shares of common stock have been delisted from the Nasdaq Capital Market which has and could result in, among other things, a decline in the price of our common stock and less liquidity for holders of shares of our common stock.
•Our stock price is and may continue to be volatile.
•There may not be an active, liquid trading market for our equity securities.
•Because our Common Stock is subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our Common Stock, which adversely affects its liquidity and market price.

•Because we do not have sufficient authorized capital on a fully diluted basis, the excess outstanding capital exposes us to liability, and we will need to increase our authorized capital, effectuate a reverse split or obtain effective waivers from derivative securityholders.
•We may not obtain requisite shareholder approval to approve an increase in the authorized, reverse split or other corporate action relating to the common stock.
•If approved, a reverse stock split may decrease the liquidity of our common stock.
•A reverse stock split may lead to a decrease in overall market capitalization of the combined company.
•Our common stock could be further diluted as the result of the issuance of additional shares of common stock, convertible securities, warrants or options.
•A significant portion of our total outstanding shares of common stock may be sold into the public market at any point, which could cause the market price of our common stock to drop significantly, even if our business is doing well.
•We are and may continue to be subject to short-selling strategies.
•Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.
•We are a “smaller reporting company”, and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.
•We do not anticipate paying any cash dividends on our capital stock in the foreseeable future; capital appreciation, if any, will be your sole source of gain as a holder of our common stock.
•Provisions in our amended and restated certificate of incorporation, our bylaws or Delaware law might discourage, delay or prevent a change in control of the Company or changes in our management and, therefore, depress the trading price of our common stock.
•Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.
•If securities analysts cease publishing research or reports about our business, or if they publish negative evaluations of our common stock, the price of our common stock could decline.
•Our business could be negatively affected as a result of the actions of activist stockholders.
•We may become a defendant in one or more stockholder derivative or class-action litigation(s), and any such future lawsuit(s) may adversely affect our business, financial condition, results of operations and cash flows.

Risks Related to Our Financial Condition and Capital Requirements

We are currently over 90 days past due on a significant amount of vendor obligations. We may not be able to refinance, extend or repay our substantial indebtedness owed to our secured and unsecured lenders, which would have a material adverse effect on our financial condition and ability to continue as a going concern.

As of December 22, 2022, we have approximately $13.8 million of accounts payable with approximately $8.3 million that is over 90 days past due. If we are unable to repay these amounts, as well as our existing debt obligations at maturity, and we are otherwise unable to extend the maturity dates or refinance these obligations, we would be in default. We cannot provide any assurances that we will be able to raise the necessary amount of capital to repay these obligations or that we will be able to extend the maturity dates or otherwise refinance these obligations. Upon a default, our secured lenders would have the right to exercise their rights and remedies to collect, which would include foreclosing on our assets. Accordingly, a default would have a material adverse effect on our business, and we would likely be forced to seek bankruptcy protection.

Our audited financial statements included a statement that there is a substantial doubt about our ability to continue as a going concern and a continuation of negative financial trends could result in our inability to continue as a going concern.

Our management has determined that there is a substantial doubt about our ability to continue as a going concern over the next 12 months from the estimated filing date of January 6, 2023. Our independent auditors have included a “going concern” explanatory paragraph in their report on our financial statements as of and for the year ended December 31, 2021 as filed with our Annual Report on Form 10-K. The reaction of investors to the inclusion of a going concern statement by our independent auditors, and our potential inability to continue as a going concern, could materially adversely affect the price of our common stock.

Additionally, if our operating results fail to improve we could violate additional debt covenants, our liquidity could be further adversely impacted and we may need to seek additional sources of funding. There is no assurance that we will be able to raise additional capital to fund our operations or that debt or equity financing will be available in sufficient amounts or on acceptable terms. If our operating results fail to improve, then our financial condition could render us unable to continue as a going concern.

We have incurred significant losses and negative cash flows since our inception and anticipate we will continue to incur significant losses and negative cash flow for the foreseeable future.

We have incurred yearly losses and negative cash flows since our inception, including net losses of $206.2 million and $142.3 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $860.7 million. During the nine months ended September 30, 2022 and 2021, we incurred net losses of $68.4 million and $153.6 million, respectively. As of September 30, 2022, the Company had a working capital deficit of $84.9 million and an accumulated deficit of $930.4 million. Negative cash flows from our operations are expected to continue for the foreseeable future. To date, we have devoted substantially all our financial resources to the development and commercialization of Phexxi for hormone-free contraception and to the development of EVO100 for the prevention of chlamydia and gonorrhea and our other product candidates, as well as providing general and administrative support for our operations. Our utilization of cash has historically been highly dependent on these development programs and the commercialization of Phexxi in the United States. In October 2022, we discontinued development of EVO100 for the prevention of chlamydia and gonorrhea and have no plans to advance clinical development of this program or to significantly invest in other clinical programs or product candidates for the foreseeable future. We plan to spend significant capital to fund our continued commercialization efforts. Our cash expenses will also continue to be dependent on the terms and conditions of our contracts with service providers and any license partners.

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

We expect to continue to incur significant operating expenses and to continue to incur significant losses for the foreseeable future as we:

•incur sales, marketing, and distribution costs to commercialize Phexxi, including media and digital promotional campaigns;
•incur costs associated with the commercial manufacturing of Phexxi;
•implement post-approval changes and process improvements to manufacturing;
•seek regulatory and marketing approvals for Phexxi outside the United States and reimbursement for Phexxi or any product candidates we may choose to develop in the future;
•continue our efforts to identify, assess, acquire, and/or develop other product candidates;
•make milestone, royalty or other payments under third-party license agreements;
•seek to maintain, protect, and expand our intellectual property portfolio; and
•seek to attract and retain skilled personnel.

Due in part to circumstances related to the COVID-19 pandemic, we delayed the commercial launch of Phexxi from June 2020 until September 2020. The COVID-19 pandemic led to slower than forecasted uptake of Phexxi due to reduced access to medical offices and HCPs as well as changes in sexual behavior among consumers, particularly during periods of lockdown and the emergence of variant strains of the virus. Should we experience any further delays or encounter issues with the commercialization, some of which may result in part due to the ongoing COVID-19 pandemic, we may incur significant additional expenses.

The net losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. Due to the recurring losses, negative cash flows from operating activities since inception, and net working capital at December 31, 2021, the report of our independent registered public accountant on our financial statements as of and for the years ended December 31, 2021 and 2020 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 includes explanatory language describing the existence of substantial doubt about our ability to continue as a going concern. In addition, our management has further determined that there is a substantial doubt about our ability to continue as a going concern over the next 12 months from the estimated filing date of January 6, 2023.

Although we have generated revenue from product sales, we may never be profitable. Our operating results may differ from any guidance we may announce.

Our current business is substantially dependent on the commercial success of Phexxi. The commercial launch of Phexxi took place on September 8, 2020, and although we have generated revenue from sales of Phexxi, we may never achieve or sustain profitability. Our ability to generate revenue and achieve and sustain profitability depends on our ability, alone or with strategic collaborators, to successfully commercialize Phexxi and, to a lesser extent, any future products we may license or develop and commercialize. Our ability to generate future revenue from product sales depends heavily on our success in many areas, including, but not limited to:

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
•successfully competing against other contraceptive products;
•manufacturing Phexxi and establishing and maintaining supply and manufacturing relationships with third parties that are commercially feasible, as well as complying with applicable regulatory requirements and meeting our supply needs in sufficient quantities to meet market demand for Phexxi;
•our ability to adapt in a dynamic and challenging pandemic environment;
•obtaining regulatory approval of Phexxi in territories outside of the United States;
•manufacturing any investigational product(s), should we choose to advance their clinical development, funding and successfully completing clinical development, and obtaining regulatory approval;
•protecting, maintaining and enforcing our intellectual property rights, including patents, trade secrets and know-how;
•negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter; and
•attracting, hiring and retaining qualified personnel.

From time to time, we may provide guidance as to our anticipated future performance and certain unit shipment information, prescription and prescriber statistics, website and search statistics and other metrics. We may fail to achieve the performance described in any such guidance, and any information or metrics we may provide may be not be indicative of future results. In addition, we provide co-pay assistance to commercially insured patients with an approved Phexxi prescription and utilize a sample program to promote demand for Phexxi. The co-pay program reduces the amount of profit we realize per unit sold, however it is a value program to patients that we aim to continue in 2023. Because of the expense to run the program,we will look to modify the business rules surrounding the co-pay program in the future, particularly as payers increasingly cover Phexxi at $0 co-pay to comply with HRSA guidelines; compliance is mandated beginning January 1, 2023 and enforcement action is anticipated. If we are not able to generate sufficient revenue from product sales of Phexxi, the revenue from product sales of Phexxi is not sufficiently profitable, we fail to meet our guidance, or our information or metrics is not indicative of our future results of operations, this could materially and adversely affect our business results of operations, the price of our common stock, our financial condition and our ability to raise additional capital.

We will need to raise significant additional funds to finance our operations, including the commercialization of Phexxi, and to remain a going concern. If we are unable to raise additional capital when needed or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our business initiatives or to cease our operations entirely.

We have incurred significant losses and negative cash flows since our inception. We believe our existing capital resources as of December 22, 2022 are sufficient to fund our planned operations into the second half of January 2023. Our ability to raise additional funds will depend, in part, on our ability to successfully commercialize Phexxi in the United States. If, for whatever reason, we are unsuccessful in these efforts, it may make any necessary debt, equity or alternative financing more difficult, more costly and more dilutive. Attempting to secure additional financing will divert our management from our day-to-day activities, which may adversely affect our ability to commercialize Phexxi. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Furthermore, the global credit and financial markets have experienced extreme volatility and disruptions in recent history, particularly for life science companies. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional funds when needed or on acceptable terms, we may be unable to continue commercializing Phexxi as a contraceptive. In addition, we may be required to delay, scale back or eliminate some or all of our business initiatives or be forced to cease operations entirely. To the extent we raise additional capital through the sale of equity, convertible debt or other securities convertible into equity, the ownership interest of our stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Future debt financings, if available at all, would likely involve agreements with additional covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, making additional product acquisitions or declaring dividends. If we raise additional funds through strategic collaborations, alternative non-dilutive financing, such as royalty-based financing, or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates or future revenue streams or grant licenses on terms that are not favorable to us.

Moreover, if we are unable to continue as a going concern, we may be forced to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. Given the amounts currently owed pursuant to the Adjuvant Notes, the Baker Notes and other debt arrangements, holders of our common stock may not receive value for their shares in the event of a liquidation.

We have certain obligations pursuant to our issued and outstanding promissory notes, convertible notes and related note purchase agreements, and our failure to comply with these obligations could have a material adverse effect on our business, financial condition or results of operations.

In April 2020, we entered into a Securities Purchase and Securities Agreement (the “Baker Bros. Purchase Agreement”) with certain institutional investors and their designated agent pursuant to which we issued and sold secured convertible promissory notes in an aggregate principal amount of $25.0 million and warrants to purchase shares of our common stock. In November 2021, we entered into the first amendment to the Baker Bros. Purchase Agreement which extends the affirmative covenant to achieve $100.0 million in cumulative net sales of Phexxi by June 30, 2022 to June 30, 2023.

In October 2020, we entered into a Securities Purchase Agreement (the “Adjuvant Purchase Agreement”) pursuant to which we issued and sold to certain institutional investors unsecured convertible promissory notes in an aggregate principal amount of $25.0 million. On April 4, 2022, we entered into the first amendment to the Adjuvant Purchase Agreement (the “First Adjuvant Amendment”). The First Adjuvant Amendment extended, effective as of the date the Company achieved the Qualified Financing Threshold upon the closing of the May 2022 Public Offering, the affirmative covenant to achieve $100.0 million in cumulative net sales of Phexxi by June 30, 2022 to June 30, 2023. The First Adjuvant Amendment also provided for an adjustment to the conversion price of the Adjuvant Notes such that the conversion price for these Notes, effective as of the reverse stock split the conversion price will now be the lesser of (i) $5.4279 and (ii) 100% of the lowest price per share of common stock (or with respect to securities convertible into common stock, 100% of the applicable conversion price) sold in any equity financing until the Company has met the Qualified Financing Threshold.

In January 2022, we entered into a Securities Purchase Agreement (the “2022 Purchase Agreement”) with certain institutional investors pursuant to which we issued warrants and unsecured subordinate promissory notes with an original principal amount of $5.8 million (the “January 2022 Notes”). In March 2022, we entered into a Securities Purchase Agreement (the “March 2022 Purchase Agreement”) with certain institutional investors pursuant to which we issued warrants and unsecured subordinate promissory notes with an original principal amount of $7.45 million (the “March 2022 Notes”; collectively with the Baker Bros. Notes, the Adjuvant Notes and the January 2022 Notes, the “Notes”).

These debt arrangements limit our ability to incur debt, merge, or declare dividends and, in certain circumstances, and with respect to the January 2022 Notes and March 2022 Notes, the holders may require us to redeem outstanding amounts out of gross proceeds raised in certain subsequent offerings which could mean money raised in these offerings would not ultimately be able to be used to fund our ongoing operations. The Baker Notes are secured by substantially all of our assets. Our failure to make payments as due under any of the Notes could be an event of default under all of the Notes. Events of default under these arrangements could also include, but are not limited to, a material breach of representations, our failure to comply with our obligation to convert convertible notes, our failure to perform or observe, and in certain instances, cure, certain covenants, including, but not limited to, covenants requiring us to maintain the listing of shares of our common stock on the OTCQB and, assuming no further amendment of current Note terms, to achieve cumulative net sales of Phexxi of at least $100.0 million by June 30, 2023. In the event of a default and depending on the terms of each Note, a holder of the Notes may be entitled to redemption premiums, treble amounts and other remedies described in their respective agreements. Any default could materially and adversely impact our business, results of operations and financial condition, as well as increase our need to raise additional capital, cause us to cease our operations entirely and may result in the holders of our common stock not receiving any value for their investment.

On December 20, 2022, Evofem Biosciences, Inc., a Delaware corporation (the Company), entered into a securities purchase agreement (SPA), with certain investors (the “Investors”) providing for the sale and issuance of senior secured convertible notes due in the aggregate original principal amount of $2,307,692,31 (the Notes), warrants to purchase an aggregate 46,153,847 shares of common stock (Warrants) and an aggregate 70 shares of Series D Preferred Stock (the Preferred Shares) (collectively, the Offering). The Offering closed on December 21, 2022 (the Closing Date) and as a result, the Company issued an aggregate $2,307,692 in aggregate principal amount of Notes and the Warrants to purchase 46,153,847 shares of common stock. Each Investor shall paid approximately $650 for each $1,000 of principal amount of Notes, Preferred Shares and Warrants. Net proceeds to the Company from the Offering, after deducting offering expenses were approximately $1,250,000.

On December 19, 2022, the Company entered into the First Amendment to Forbearance Agreement (the Amendment) effective as of December 15, 2022 (the Amendment Effective Date) to amend certain provisions of the of the Secured Creditor Forbearance Agreement dated September 15, 2022. The Amendment revises the Secured Creditor Forbearance Agreement to (i) amend the Fifth Recital Clause to clarify that the Purchasers consent to any additional indebtedness pari passu, but nor senior to that of the Purchases, in an amount not to exceed $5,000,000, and (ii) strike and entirely replace Section 4 to clarify the terms of the Purchasers’ consent to Interim Financing (as defined therein). No other revisions were made to the Secured Creditor Forbearance Agreement, including the requirement under Section 5. Agreement to Forbear where the Forbearance Termination Event means, among other things, the first date after December 31, 2022 on which the Company’s total cash falls below $1,000,000.

A failure to comply with these obligations, triggering an event of default or other breach could have a material adverse effect on our business, financial condition or results of our operations.

We have a limited number of shares of common stock available for future issuance which could adversely affect our ability to raise capital or consummate strategic transactions.

We are currently authorized to issue 500,000,000 shares of common stock under our amended and restated certificate of incorporation. As of December 20, 2022 we have issued 121,222,615 shares of common stock and approximately 623,931,919 shares of common stock were committed for issuance giving effect to the assumed exercise of all outstanding warrants and options and the assumed conversion of all issued and outstanding convertible notes. The conversion prices of the Adjuvant Convertible Notes (as amended) and Baker Convertible Notes may also be subject to adjustment depending on the price of issuances in future financings as described above. These adjustments would further increase the numbers of shares of common stock to be reserved as a result of these adjustments. Due to the limited number of authorized shares common stock available for future issuance, we may not able to raise additional equity capital or complete a merger or other business combination unless we increase the number of shares we are authorized to issue. We would need to seek stockholder approval to increase the number of our authorized shares of Common Stock, and we can provide no assurance that we would succeed in amending our amended and restated certificate of incorporation to increase the number of shares of Common Stock we are authorized to issue which could negatively impact our business, prospects and results of operations.

Use of net operating loss carryforwards may be limited and U.S. federal income tax reform could adversely affect us.

Our ability to utilize our net operating loss (NOL) carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes. Corresponding rules may apply under state tax laws. Even if there is no limitation on utilization of our NOL carryforwards as the result of an ownership change, the utilization of NOL carryforwards may be limited by other applicable laws. Pursuant to the TCJA passed in December 2017, carryforwards originating from a loss incurred in a year after 2017 are limited and may reduce taxable income in any post-2020 year by no more than 80% of the pre-NOL taxable income in such year. The Coronavirus Aid, Relief and Economic Security Act (the CARES Act) temporarily suspended this 80% taxable income limitation, allowing an NOL carryforward to fully offset taxable income in tax years beginning before January 1, 2021. Additional legislation or regulation which could affect our tax burden could be enacted by any governmental authority. We cannot predict the timing or extent of such tax-related developments which could have a negative impact on our financial results, including a potential increase in federal corporate tax rates generally. We cannot estimate how the changes in tax law from this legislation will affect our tax liability in future years, but we have recorded a valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits from those assets. We have established a full valuation allowance for our deferred tax assets due to uncertainties as to their utilization. While we use our best judgment in attempting to quantify and reserve for our tax obligations. A challenge by a taxing authority, our ability to utilize tax benefits such as carryforwards or tax credits, or a deviation from other tax-related assumptions may cause actual results to deviate from previous estimates.

Risks Related to Potential Bankruptcy
Given our current financial condition, we have considered and continue to consider filing for bankruptcy protection. While we have not initiated bankruptcy proceedings, we caution that trading in our securities is highly speculative and poses substantial risks relating to the potential of bankruptcy proceedings. Trading prices for our securities may bear little or no relationship to the actual recovery, if any, by holders of our securities in Bankruptcy proceedings, if any.

We are subject to risks and uncertainties associated with potential bankruptcy proceedings.

Our operations and ability to develop and execute our business plan, our financial condition, our liquidity and our continuation as a going concern, are subject to risks and uncertainties associated potential or actual bankruptcy. These risks include the following:

•our ability to prosecute, confirm and consummate a plan of reorganization with respect to the Chapter 11 proceedings;
•the high costs of bankruptcy proceedings and related fees;
•our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post emergence;
•our ability to maintain our current relationships with or attract new suppliers, service providers, customers, employees, and other third parties;
•our ability to maintain contracts that are critical to our operations;
•our ability to execute our business plan in the current depressed commodity price environment;
•our ability to attract, motivate and retain key employees;

•the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us or make other third-party motions in the proceedings;
•the ability of third parties to seek and obtain court approval to convert Chapter 11 proceedings to Chapter 7 proceedings, if applicable; and
•the actions and decisions of our creditors and other third parties who have interests in proceedings that may be inconsistent with our plans.

Delays in filing for or moving forward with the proceedings increase the risks of our being unable to reorganize our business and emerge from bankruptcy and increase our costs associated with the bankruptcy process.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events associated with either Chapter 11 or Chapter 7 proceedings could adversely affect our relationships with our suppliers, service providers, customers, employees, and other third parties, which in turn could adversely affect our operations and financial condition. Also, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events, take advantage of certain opportunities or pursue our business strategies. Because of the risks and uncertainties associated with potential proceedings, we cannot accurately predict or quantify the ultimate impact that events that may occur during the proceedings will have on our business, financial condition and results of operations.

Our businesses could suffer from a long and protracted restructuring.

Our future results could be dependent upon the successful confirmation and implementation of a bankruptcy plan or other alternative restructuring transaction, including a sale of all or substantially all of our assets. A long period of operations under Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. Failure to obtain confirmation of a Chapter 11 plan or approval and consummation of an alternative restructuring transaction in a timely manner may harm our ability to obtain financing to fund our operations, and there is a significant risk that the value of our securities and assets would be substantially eroded to the detriment of all stakeholders. If a Chapter 11 plan that complies with the applicable provisions of the Bankruptcy Code cannot be agreed upon, it is possible that we would have to liquidate our assets, in which case it is likely that holders of claims would receive substantially less favorable treatment than they would receive if we were to emerge as a viable, reorganized entity.

If filed, for as long as bankruptcy proceedings continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 or Chapter 7 proceedings. Chapter 11 proceedings may also require us to seek debtor-in-possession financing to fund operations. If we are unable to obtain such financing on favorable terms or at all, our chances of successfully reorganizing our business may be seriously jeopardized, the likelihood that we instead will be required to liquidate our assets may be enhanced, and, as a result, any securities in us could become further devalued or become worthless.

In the event we decide to initiate bankruptcy proceedings, there can be no assurance that we will successfully reorganize and emerge from Chapter 11 proceedings or, if we do successfully reorganize, as to when we would emerge from the Chapter 11 proceedings. Even after a Chapter 11 plan is confirmed and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders, suppliers and other counterparties to do business with a company that recently emerged from bankruptcy proceedings.

In certain instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code.

We have not yet filed for bankruptcy and therefore have not yet decided upon Chapter 11 or Chapter 7. However, should we choose to pursue Chapter 11, upon a showing of cause, the Bankruptcy Court may convert our Chapter 11 case to a case under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our creditors because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

If we choose to file under Chapter 11, we may be subject to claims that will not be discharged in the bankruptcy proceedings, which could have a material adverse effect on our financial condition and results of operations.

The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and/or (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization. Any claims not ultimately discharged through a plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.

Our financial results may be volatile and may not reflect historical trends.

During bankruptcy proceedings, we expect our financial results to continue to be volatile as asset impairments, asset dispositions, restructuring activities and expenses, contract terminations and rejections, and claims assessments occur, which may significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the bankruptcy filing.

In addition, if we emerge from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to a plan of reorganization. We also may be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. Our financial results after the application of fresh start accounting also may be different from historical trends.

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

If we are unable to establish and maintain effective internal sales and marketing capabilities, or enter into agreements with third parties to market and sell Phexxi, our ability to generate revenue would be adversely affected.

Although our employees may have previously marketed, commercialized and sold other pharmaceutical products, including contraceptives, while employed at other companies, we have limited experience selling and marketing Phexxi. We may face difficulties recruiting and hiring sales representatives and otherwise obtaining these marketing capabilities. Any failure or delay in the timely development of our internal commercialization capabilities could adversely impact the potential for commercial success of Phexxi.

If we are unable to effectively train and equip our sales force, our ability to successfully commercialize Phexxi will be harmed.

We may not be able to maintain the requisite sales force to market Phexxi. Even if we are able to maintain the requisite sales force, Phexxi is a newly marketed drug with a new mechanism of action as a vaginal pH modulator and, therefore, none of the members of our sales force has extensive experience promoting Phexxi. We expect to continue to expend significant time and resources to train our sales consultants in marketing Phexxi. In addition, we must train our sales force to ensure that an appropriate and compliant message about Phexxi is being delivered. If we are unable to effectively train our sales force and equip them with compliant and effective materials, including medical and sales literature to help them appropriately inform and educate physicians regarding the potential benefits of Phexxi, our efforts to successfully commercialize Phexxi could be put in jeopardy, which would negatively impact our ability to generate product revenues.

Our use of social media platforms to market and promote a prescription product, e.g. Phexxi, presents risks and operational challenges.

We believe that our customer base and potential patient populations for Phexxi are active on social media, and we have engaged and intend to continue to engage through those platforms to elevate our national marketing presence in direct-to-consumer marketing. Social media practices in the pharmaceutical, biotechnology and medical device industries are evolving, which creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media platforms to comment on the effectiveness of, or adverse experiences with, our product, which could result in regulatory reporting obligations or the need for us to conduct an investigation. The use of influencers and patient ambassadors to promote Phexxi also may be subject to federal truth-in-advertising laws enforced by the Federal Trade Commission (FTC), as well as comparable state consumer protection laws, and we are responsible for training those influencers on the compliant messages they can deliver to consumers about Phexxi. Any actual or perceived non-compliance by our influencers and patient ambassadors with those requirements could lead to an investigation by the FTC or a comparable state agency or could lead to allegations of misleading advertising by private plaintiffs. In addition, there is a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us or our product on any social networking website. If any of these events were to occur or we otherwise fail to comply with any applicable regulations, we could incur liability, face restrictive regulatory actions or incur other harm to our business such as reputational damage.

We face competition from other medical device, biotechnology and biopharmaceutical companies and our operating results will suffer if we are unable to compete effectively.

The medical device, biotechnology and biopharmaceutical industries, and the women’s health sector, are intensely competitive. Significant competition among various contraceptive products already exists. Existing products have name recognition, are marketed by companies with established commercial infrastructures, and are marketed with greater financial, technical and personnel resources than we have. To compete and gain market share, any new product must demonstrate advantages in efficacy, convenience, tolerability or safety, among other things. In addition, new products developed by others could emerge as competitors to Phexxi. These products could potentially offer an alternative form of non-hormonal contraception that is more convenient, is more effective and/or provides protection over longer periods of time as compared to Phexxi. We also compete with these organizations to recruit management, scientists, and sales and marketing and clinical development personnel. Any failure to attract and retain such personnel could negatively affect our level of expertise and our ability to execute our business plan. We also face competition in connection with identifying and engaging in strategic transactions and, should we choose to advance the clinical development of our product candidates, in establishing clinical trial sites and enrolling subjects for clinical trials and funding those trials. If we are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition and operations will suffer.

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

Even though Phexxi has been approved by the FDA for commercial sale for the prevention of pregnancy, and even if any of our other product candidates are approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any new product by physicians, patients and the medical community will depend on a number of factors, including:

•demonstrated evidence of efficacy and safety and potential advantages compared to competing products;
•perceptions by the medical community, physicians, and patients, regarding the safety and effectiveness of the product and the willingness of the target patient population to try it and of physicians to prescribe it;
•relative convenience and ease of administration compared to other products approved for the same indication;
•the regulatory label requirements for the product, including any potential restrictions on use or precautionary statements;
•sufficient third-party insurance coverage and adequate reimbursement;
~~•~~the willingness of wholesalers and pharmacies to stock the products;
•the prevalence and severity of any adverse side effects;
•the ability to sufficiently educate physicians with respect to the product's safety and efficacy; and
•availability of alternative products and the cost-effectiveness of our product relative to competing products.

If any approved product that we may license, develop or sell, including Phexxi, does not provide a benefit over currently available options, that product is unlikely to achieve market acceptance, and we will not generate sufficient revenues to achieve profitability.

The telehealth market is immature and unpredictable, and if it does not develop, if it develops more slowly than we expect, if it encounters negative publicity over privacy issues, if it fails to engage sufficient numbers of providers, or if limitations on reimbursement or new state law regulatory requirements impede our ability to implement our telehealth platform, the growth of our business will be harmed.

We operate a telehealth platform where women can directly meet with HCPs to determine their eligibility for Phexxi and potentially have prescriptions written. The telehealth market is relatively new and unproven, and it is uncertain whether it will achieve and sustain high levels of demand, consumer acceptance and market adoption. Our success will depend to a substantial extent on the willingness of women to use our telehealth platform. Negative publicity concerning our telehealth solution or the telehealth industry as a whole could limit market acceptance of the Phexxi telehealth platform. Additionally, telehealth laws are rapidly changing, especially in light of the COVID-19 pandemic and attendant public health emergency. Many states loosened telehealth restrictions to facilitate remote care, but these changes are typically by executive order and are intended to be temporary for the duration of the public health emergency. There is no guarantee that telehealth will be permitted in the same way in the future. Changes by state professional licensing boards to the standards of care or other requirements governing the practice of telehealth, including imposition of new requirements for prescriptions from state and federal regulatory bodies, could impact the success of our telehealth solution. Similarly, individual and health care industry concerns or negative publicity regarding patient confidentiality and privacy in the context of telehealth could limit market acceptance of our platform. If any of these events occurs, it could have a material adverse effect on our business, financial condition or results of operations.

The success of Phexxi will depend on the availability of competitive products and women’s preferences, in addition to the market’s acceptance of our new form contraception.

The commercial success of Phexxi will depend upon the contraceptive market as well as market acceptance of Phexxi as a new form of prevention of pregnancy, a vaginal pH modulator. Risks related to market acceptance include, among other things:
•minimum acceptable contraceptive efficacy rates and the related regulatory label requirements, including any potential restrictions on use or precautionary statements;
•perceived safety differences of hormonal and/or non-hormonal contraceptive options;
•changing women’s preferences;
•the effect of the Affordable Care Act (ACA) on pharmaceutical coverage, reimbursement and pricing, and the coverage of preventable services (including contraception under certain conditions); and
•new generic contraceptive options including the possibility of a future potential generic version of Phexxi.

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

The commercial success of Phexxi and/or any future approved products will depend in significant measure on the label claims that the FDA or other regulatory authorities approve for those products.

The commercial success of Phexxi vaginal gel and/or future approved products, if any, will depend in significant measure upon the prescribing information and the patient-directed labeling describing the product’s features, benefits and risks.

We are required to submit all revisions to approved product labeling for Phexxi as part of a supplemental NDA to the FDA for review and approval. In addition, the FDA must review and approve proposed labeling for any of our product candidates as part of the NDA pre-market review process. Failure to achieve approval from the FDA or other regulatory authorities of product labeling containing certain types of information on features or benefits will prevent or substantially limit our advertising and promotion of such features in order to differentiate our product candidates from those products already existing in the market. This failure would have a material adverse impact on our business, financial condition, results of operations and prospects.

The FDA and other regulatory agencies actively enforce laws and regulations prohibiting the promotion of off-label uses for prescription drugs and medical devices. If we are found or alleged to have improperly promoted our commercial product for off-label uses, we may become subject to significant liability.

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products such as Phexxi. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. Promotional labeling for Phexxi, and for any other of our products that may receive marketing approval, must be submitted to FDA at the time of first use. The agency actively solicits reports from health care professionals about improper drug manufacturer promotional claims or activities. If we are found to have promoted Phexxi for any off-label use, we may become subject to significant liability and potentially reputational harm. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of Phexxi or any of our product candidates, if approved in the future, to ensure compliance with these legal and regulatory requirements, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

We will need to obtain FDA approval of any proposed product names, and any failure or delay associated with such approval may adversely affect our business.

Any name we intend to use for our current or future product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the USPTO. The FDA typically conducts a review of proposed product names, including an evaluation of the potential for confusion with other product names. The FDA may also object to a product name if it believes the name inappropriately implies medical claims or contributes to an overstatement of efficacy. If the FDA objects to any of our proposed product names, we may be required to adopt alternative names for our product candidates. If we adopt alternative names, we would lose any goodwill or brand recognition developed for previously used names and marks, as well as the benefit of our existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize the product.

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

We rely, and expect to continue to rely, on market research conducted internally and on our behalf to evaluate the potential commercial acceptance of Phexxi for the prevention of pregnancy, and any other future product candidates.

We have contracted with and expect to continue to perform market research and to contract with third parties to perform research on our behalf. These research findings may not be indicative or predictive of actual or overall market acceptance and any future market research may not be indicative of the acceptance for Phexxi for contraception or any future product candidates we may develop. Moreover, our internal and external research that have informed our views with respect to our sales and marketing strategy, payer coverage, pricing and reimbursement with respect to Phexxi may prove to be incorrect. For example, we believe that women that are most likely to use Phexxi as their primary method of preventing pregnancy are those who are unwilling to use hormone-based contraceptives and are unsatisfied with other commercially available non-hormonal alternatives. If our market research has overestimated the size of this population or the willingness of these women to try Phexxi, the commercialization of Phexxi may be less successful than we or others expect.

There can be no assurance on the accuracy or completeness of certain facts, forecasts and other statistics obtained from various government publications, market data providers and other independent third-party sources, including industry expert reports, contained in this Quarterly Report or other statements we may make from time to time.

Certain facts, forecasts and other statistics contained herein and that we may discuss from time to time have been derived from various government publications, market data providers and other third-party sources. While we have no reason to believe that this information is false or misleading or that any fact has been omitted that would render this information false or misleading, we cannot guarantee the accuracy and completeness of this information. While we have taken reasonable care to ensure that these facts, forecasts and other statistics have been accurately reproduced from their respective sources, these facts, forecasts and other statistics have not been independently verified by us, our directors, advisers or any other parties and none of us make any representation as to the accuracy or completeness of such information. Due to possibly flawed or ineffective collection methods or discrepancies between published information and market practice and other problems, the facts, forecasts and statistics contained herein may be inaccurate or may not be comparable to information produced by other parties. Therefore, you should give consideration as to how much weight or importance you should attach to or place on these facts, forecasts or statistics and in all cases, but particularly with respect to market size, this information should not be unduly relied upon.

The proportion of the contraceptive market that is made up of generic products continues to increase, making the introduction of a branded contraceptive difficult and expensive.

The proportion of the U.S. market that is made up of generic products has been increasing over time. This trend is occurring in the women’s health segment as well, where many of the most popular oral contraceptive pills brands have experienced genericization. Assuming this trend continues, it may be more challenging to introduce Phexxi, or any future approved contraceptive product candidate we may develop as a branded contraceptive, at a price that will maximize our revenue and profits. Also, there may be additional marketing costs to introduce Phexxi in order to overcome the trend towards generics and to gain access to reimbursement by payers. If we are unable to introduce any future approved product candidate at a price that is commensurate with that of current branded products, or if we are unable to gain reimbursement from payers for Phexxi, or if patients are unwilling to pay any price differential between Phexxi and a generic contraceptive product, our revenues will be limited. We are currently covering the cost of Phexxi for the first month for women with commercial insurance whose health plans do not reimburse for Phexxi or whose health plans require a co-pay for Phexxi, and we are covering the cost of subsequent refills of Phexxi at a $25 co-pay for these women if their co-pay is above that amount with a cap of $650 annual benefit to each patient. However, we cannot be certain that these initiatives will be successful in overcoming general inclinations of physicians and their patients to avoid branded contraceptives and these initiatives may become prohibitively expensive. If we choose to curtail our co-pay programs, demand for Phexxi may decrease. In addition, if health care plans do not add Phexxi to their covered formularies within the timelines we expect or impose more restrictive co-pay than we expect, our costs of providing these incentive programs will increase beyond our expectations and reduce our product margins and net revenues from sales of Phexxi.

Our business has been adversely affected and could continue to be materially and adversely affected in the future by the ongoing COVID-19 pandemic.

Any outbreak or pandemic of a contagious disease, such as COVID-19 and its variants, or other adverse public health developments, could have a material and adverse effect on our operations, results of operations and financial condition. The COVID-19 pandemic led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures, as well as adverse impacts on health care resources, facilities and providers, in California, across the United States and in other countries. A number of health care systems have had to restructure operations to prioritize caring for COVID-19 patients and limit or cease other activities. The severe burden on health care systems caused by this pandemic has impaired the ability of physicians to diagnose and treat patients with non-COVID-19 related conditions, including routine women’s health visits, and impaired the ability of many clinical research sites to continue existing studies, start new studies, enroll new patients and monitor patients in clinical trials. The COVID-19 pandemic and government measures taken in response have had a significant impact, both direct and indirect, on businesses, commerce and commercial spending, as significant reductions in business related activities have occurred, unemployment has risen, supply chains have been disrupted, and certain manufacturing and clinical development activities have been curtailed or suspended. The continued impact of COVID-19 on our operations or those of our third-party partners and suppliers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the ultimate duration of the pandemic, additional or modified government actions, the success of ongoing vaccination efforts, the emergence, prevalence and strength of variant strains, actions taken to contain or treat the disease as well as the continued impact on local, regional, national and international markets, among others.

Our business has been adversely affected by the COVID-19 pandemic. In response to the pandemic and in accordance with direction from state and local government authorities, we took precautionary measures in 2020 and 2021 intended to help minimize the risk of the virus to our employees, including temporarily requiring most employees to work remotely (which in turn increases the threat to our cyber security and data accessibility, and communication matters) and suspending all non-essential travel worldwide for our employees. We are heavily reliant on our employees to perform the day to day operation of our business, and to the extent multiple employees are unavailable at the same time due to an outbreak or to personal illness, our ability to complete these day to day operations may be impaired. Further, the COVID-19 pandemic has already affected and will likely continue to affect our commercialization activities for Phexxi. For example, in light of the COVID-19 pandemic, particularly the restrictions on physician interactions, we made the strategic decision to delay the commercial launch of Phexxi from June 2020 to September 2020. In light of the COVID-19 pandemic, we also made the decision to reduce our target initial internal sales force and rely more on telehealth for marketing, including the Phexxi telehealth platform. Nevertheless, the restrictions on in person contact have limited the ability of our sales representatives to meet with HCPs in person and have also significantly reduced the number of visits by patients to physician offices. These factors may continue to slow the rate of adoption of Phexxi. The public health response to the COVID-19 pandemic included universal recommendations for social distancing, individual and household quarantines, and clinic visits for health emergencies only. With respect to our clinical development efforts, the completion of enrollment in our Phase 3 EVOGUARD clinical trial evaluating EVO100 for the prevention of chlamydia and gonorrhea in women was delayed due in part due to challenges related to COVID-19 and the Omicron variant. We also believe changes in clinical site operations, subject behavior and actions including deviations from following the clinical study protocol requirements related to STI acquisition, detection, and prevention contributed to the outcome of EVOGUARD, which did not achieve its endpoints. As and if COVID-19 and its variants continue to affect individuals, businesses and industries, economies and markets around the globe, we and our third party partners and suppliers may experience further effects on our business and results of operations stemming directly or indirectly from the pandemic, some of which could severely impact our business, results of operations and financial condition.

Risks Related to the Development of Our Product Candidates

Our inability to develop our vaginal pH modulator for additional indications could have an adverse effect on our business and our ability to successfully market Phexxi for the prevention of pregnancy.

We believe our vaginal pH modulator gel may be useful in certain indications outside of the prevention of pregnancy. In August 2019, we completed the Phase 2B/3 AMPREVENCE clinical trial to evaluate EVO100 for the prevention of urogenital chlamydia in women and for the prevention of urogenital gonorrhea in women. AMPREVENCE results demonstrated that the trial met both its primary and secondary endpoints, with women receiving EVO100 experiencing a relative risk reduction for chlamydia and gonorrhea infection of 50% and 78%, respectively, compared to women receiving placebo.

On October 11, 2022 we announced that the completed Phase 3 EVOGUARD clinical trial evaluating EVO100 for the prevention of chlamydia and gonorrhea did not achieve its endpoints. As a result of this outcome, together with limited financial resources, we discontinued further investment this clinical program. This trial failure could impede our ability to market Phexxi for the prevention of pregnancy. Lastly, if we do not obtain regulatory approvals for additional indications for Phexxi, there will likely be a material adverse effect on our business, results of operations or our financial condition.

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

Although a substantial amount of our effort will focus on the commercialization of Phexxi for the prevention of pregnancy, the success of our business is also expected to depend in part upon our ability to identify, license, discover, develop or commercialize additional product candidates. We are seeking to license, or otherwise obtain, product and technology rights to a variety of products and product candidates in the field of women’s health, but there can be no assurance we will be able to do so, or do so on favorable terms. There are risks, uncertainties and costs associated with identifying, licensing and advancing product candidates through successful clinical development. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful. Our research programs or licensing efforts may fail to yield additional product candidates for clinical development and commercialization for a number of reasons, including but not limited to the following:

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
•the market for a product candidate may change during our clinical development program such that a product may become unreasonable to continue to develop;
•research and development programs are quite costly, and we may be unable to obtain the financing and resources to initiate, conduct or complete them;
•a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and,
•a product candidate may not be accepted as safe and effective by patients, the medical community or third-party payers.

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

Clinical trials are costly, time consuming and inherently risky, and may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.

Clinical development is expensive, time consuming and involves significant risk. We cannot guarantee any clinical trials will be conducted as planned or completed on schedule, if at all. In addition, certain of our product candidates have been targeted toward the prevention of STIs. It may be especially difficult to recruit patients to participate in our clinical trials when doing so may require patients to refrain from using other methods of infection prevention. A failure of one or more clinical trials can occur at any stage of development. Events that may prevent successful or timely completion of clinical development include, but are not limited to:

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

In addition to the possible events described above, our clinical trials may also be impacted by matters beyond our control. For example, conditions and circumstances surrounding the ongoing COVID-19 pandemic delayed enrollment in our Phase 3 EVOGUARD trial and may, in future, again make it difficult for us and our third-party service providers to recruit, enroll, retain and monitor patients in these trials, disrupt the necessary logistic and manufacturing activities related to our clinical trials, require us to adjust our trial protocols, lead to a failure to collect in a timely manner key data necessary to support trial endpoints or otherwise compromise our ability to collect reliable data, result in delays in related communications and activities with the FDA or other comparable regulatory organizations and may affect our clinical trials in ways we may not presently predict.

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

With the exception of Phexxi vaginal gel for the prevention of pregnancy, which has been approved by the FDA for U.S. marketing and patient use, we are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Comparable foreign regulatory authorities impose similar restrictions, and we do not have marketing approval for Phexxi in any country outside of the United States except Nigeria, where it is approved and may potentially be launched as Femidence. We may never receive such approvals, and we may need to complete extensive preclinical development and clinical trials to demonstrate the safety and efficacy of our product candidates in other populations before we may be able to obtain these approvals.

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

To date, we have not received approval from the FDA or regulatory authorities in other jurisdictions to market any of our product candidates, with the exception of Phexxi vaginal gel, which is approved by FDA for the prevention of pregnancy and, as Femidence, by the National Agency for Food and Drug Administration and Control of Nigeria. Despite the experience of our management team in completing successful regulatory filings for other companies, we have only submitted one NDA to date for Phexxi as a contraceptive product and four regulatory submissions to foreign regulatory authorities, so we have limited experience in filing and supporting the applications necessary to obtain marketing approvals for our product candidates. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication in the relevant patient population to establish the product candidate’s safety and effectiveness for that indication. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Regulatory authorities may determine that our unapproved product candidates or any potential future product candidate is not effective, is only moderately effective or has undesirable or unintended side effects, toxicities, safety profiles or other characteristics that preclude us from obtaining marketing approval for the product or that limit or restrict its commercial use.

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

Currently, we are listed on the FDA’s list of companies in arrears for non-payment of its annual fees under PDUFA and as such, any drug application or supplement submitted by us will be considered incomplete and will not be accepted for consideration until all fees due and payable are paid.

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

Even though we have received approval from the FDA in the United States to market Phexxi for the prevention of pregnancy, and, as Femidence, by the National Agency for Food and Drug Administration and Control of Nigeria, we may fail to receive similar approval in other territories outside the United States.

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

The discontinuation of further investment in the development of Phexxi as a preventative of chlamydia and gonorrhea infection in women could have a material adverse effect on our ability to generate additional revenues.

The ability to market the additional use of Phexxi as a preventative measure for chlamydia and gonorrhea infection in women would have given us the ability to increase our revenues and thus profits from sales for that purpose. After the Phase 3 EVOGUARD clinical trial did not achieve its endpoints, and due to a lack of financial resources, we discontinued further investment in this program. This change may have a negative effect on our stock price and our financial condition overall.

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

We have not paid our Fiscal Year 2023 PDUFA Invoice to the FDA and cannot submit any application or supplements to the FDA, and the amount payable continues to accrue interest and penalties.

We have not paid our Fiscal Year 2023 PDUFA Invoice for Phexxi to the FDA in the amount of $393,933 with an original due date of November 7, 2022, and grace period through December 6, 2022. Beyond this date, interest and penalties have begun to be applied retroactively to the original due date of October 7, 2022. Reminder payment correspondence from the FDA was received on November 15, 2022, and states that we are currently on the arrears list. As a result, any drug application or supplement we submit will be considered incomplete and will not be accepted for consideration for filing until all fees, interest and penalties are paid.

Risks Related to Our Post-Marketing Legal and Regulatory Compliance

Even though we have obtained FDA approval for Phexxi for prevention of pregnancy, we will remain subject to ongoing regulatory requirements.

Even though Phexxi vaginal gel has been approved by the FDA for the prevention of pregnancy we are and will be subject to ongoing regulatory requirements with respect to manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing clinical trials and submission of safety, efficacy and other post-approval information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities.

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

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of Phexxi for the prevention of pregnancy. If we are unable to obtain adequate insurance or are required to pay for liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage, a material liability claim could adversely affect our financial condition.

We face an inherent risk of product liability exposure in commercializing Phexxi for the prevention of pregnancy and other product candidates we may seek to develop or commercialize. If serious adverse events or undesirable side effects occur during or following the commercialization of Phexxi, or during the clinical investigation or post marketing of Phexxi or our other product candidates, the following events could occur which would materially and adversely affect our business:

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

We will need to maintain liability insurance coverage as we continue to commercialize Phexxi and conduct clinical trials for our product candidates. This insurance may become increasingly expensive and difficult to procure. In the future, this insurance may not be available to us at all or may only be available at a very high cost and, if available, may not be adequate to cover all liabilities we may incur. In addition, while we have increased our liability insurance coverage in connection with the commercialization of Phexxi, we cannot be certain our coverage limits will be sufficient to cover liability claims we may face. We will also need to increase liability coverage if any other product candidate we may seek to develop is approved. If we are not able to obtain and maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise, our business could be harmed, possibly materially.

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

We are reliant upon licenses to certain patent rights and proprietary technology from third parties that are important or necessary to the commercialization of Phexxi. For example, the Rush License Agreement includes intellectual property rights to Phexxi. This agreement requires us, as a condition to the maintenance of our license and other rights, to make milestone and royalty payments and satisfy certain performance obligations. As of December 22, 2022, we are current on all such obligations, financial and otherwise, and, pursuant to the Rush License Agreement, we have obtained a waiver of any potential claim of breach based on any provisions requiring us to timely exploit the licensed patent or make minimum royalty payments.

In addition, with respect to Phexxi, Rush University has the right, in certain instances, to control the defense against any infringement litigation arising from the manufacture or development (but not the sale) of Phexxi. While the Rush License Agreement requires Rush University to indemnify us for certain losses arising from these claims, this indemnification may not be sufficient to adequately compensate us for any related losses or the potential loss of our ability to manufacture and develop Phexxi. In general, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidate, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

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

If we are unable to obtain and maintain patent protection for Phexxi for the prevention of pregnancy, or other proprietary technologies we may develop, or if the scope of the patent protection we have or will obtain is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to our products and technology, and our ability to successfully commercialize our product candidates, and other proprietary technologies we may develop may be adversely affected.

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

If we do not obtain a Patent Term Extension (PTE) for our products or product candidates, our business may be materially harmed.

One or more of our owned or in-licensed U.S. patents covers Phexxi for the prevention of pregnancy, and depending upon the timing, duration and specifics of any FDA marketing approval of any other product candidate we may develop, our patents may be eligible for limited PTE under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a PTE of up to 5 years as compensation for patent term lost during the FDA regulatory review process. A PTE cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended, and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar patent term restoration provisions to compensate for commercialization delay caused by regulatory review are also available in certain foreign jurisdictions, such as in Europe under Supplemental Protection Certificate (SPC). Further, if the FDA determines that the Phexxi does not represent the first permitted commercial marketing or use of the product, or the active ingredients, we may fail to satisfy applicable requirements which could materially harm us and our operations.

An important part of our patent strategy is reliant on our or Rush University’s ability to obtain a PTE on the U.S. patent licensed from Rush University, which currently expires in March 2023. Rush University submitted a PTE application for the U.S. patent in 2020 requesting a five-year PTE to 2026. Two Orders Granting Interim Extension (OGIEs) were received from the USPTO, extending the expiration of the U.S. patent to 2023. A third request for interim patent term extension was filed on December 7, 2022. If granted, the expiration of the US patent would be extended to 2024. However, we may not be granted a full five-year PTE for the U.S. patent or similar extension outside the United States, such as SPC for the European patents because of, for example, our inability to exercise due diligence during the testing phase or regulatory review process, our inability to apply within applicable deadlines, our inability to apply prior to expiration of relevant patents, or if we are otherwise unable to satisfy applicable requirements. Moreover, the applicable time or the scope of patent protection afforded could be less than our or Rush University’s request. If we or Rush University are unable to obtain PTE or the term of any such extension is shorter than what we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and prospects could be materially harmed.

The patent protection and patent prosecution for our product candidates are dependent on third parties, including Rush University.

While we normally seek to obtain the right to control prosecution, maintenance and enforcement of the patents relating to our products and product candidates, there may be times, such as with respect to our agreement with Rush University, when the filing and prosecution activities for patents relating to our products or product candidates are controlled by our licensors or collaboration partners. If any of our current or future licensing or collaboration partners fail to prosecute, maintain and enforce such patents and patent applications in a manner consistent with the best interests of our business, including by payment of all applicable fees for patents covering our products or product candidates, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, our ability to develop and commercialize Phexxi for the prevention of pregnancy may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products. In addition, even where we have the right to control patent prosecution of patents and patent applications we have licensed to and from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensees, our licensors and their counsel that took place prior to the date upon which we assumed control over patent prosecution.

If an event of default occurs under our issued and outstanding secured convertible notes issued pursuant to the Baker Bros. Purchase Agreement, the note holders could take possession of all assets owned by us, including any directly owned intellectual property.

In connection with the Baker Bros. Purchase Agreement, we executed a Security Agreement in favor of the designated agent of the note holders granting a security interest in all of our owned assets, whether currently owned or later acquired. If an event of default, including a default arising from our inability to pay any amounts due, occurs under the Baker Bros. Purchase Agreement or under the convertible notes, the designated agent of these note holders has the right to take possession of all of our assets.

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

We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

As is common in the biotechnology and pharmaceutical industry, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we have no knowledge of any claims against us, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. To date, none of our employees have been subject to such claim.

We may be at risk that our former employees may wrongfully use or disclose our trade secrets.

In addition to patent protection, we rely heavily upon know-how and trade secret protection, as well as non-disclosure agreements and invention assignment agreements with our employees, consultants, and third parties, to protect our confidential and proprietary information, especially where we do not believe patent protection is appropriate or obtainable. In addition to contractual measures, we try to protect the confidential nature of our proprietary information using physical and technological security measures. Such measures may not, for example, in the case of misappropriation of a trade secret by an employee, former employee, consultant, former consultant or third party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, our competitive position could be harmed.

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

The contraceptive market is competitive and dynamic. Due to the significant research and development activities that are taking place by several companies in this field, including us and our competitors, the intellectual property landscape is in flux, and it may remain uncertain in the future. There may be significant intellectual property related litigation and proceedings relating to our owned and in-licensed and other third-party intellectual property and proprietary rights in the future.

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

Our registered or unregistered trademarks or trade names have in the ordinary course of our business been challenged and may again be challenged by third parties. These trademarks and trade names may also be infringed, circumvented or may not be registered with the USPTO or determined to be infringing on other marks. During trademark registration proceedings, we may receive rejections of our applications by the USPTO or in other foreign jurisdictions. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Moreover, any name we have proposed to use with our product or product candidates in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. Similar requirements exist in Europe. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. Furthermore, in many countries, owning and maintaining a trademark registration may not provide an adequate defense against a subsequent infringement claim asserted by the owner of a senior trademark.

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

We have a small number of employees and no internal manufacturing capability. Our management does not expect to manufacture any products and expects to rely solely on third parties to manufacture our products, including our FDA-approved commercial product Phexxi, and as such we will be subject to inherent uncertainties related to product safety, availability and security. We currently have only one contract manufacturer for drug product, DPT Laboratories, Ltd. (DPT), with whom we entered into a supply and manufacturing agreement in November 2019 (the “Manufacturing Agreement”). Pursuant to the Manufacturing Agreement, subject only to a supply failure, we are obligated to purchase all of our requirements with respect to Phexxi from DPT. We expect to rely on DPT to increase the manufacturing of Phexxi in amounts needed to support commercialization. If DPT does not perform as agreed or is unable to increase manufacturing of Phexxi as needed to support commercialization, including as a result of being adversely affected by COVID-19, or terminates our agreement, we will be required to replace them as our manufacturer, and we may be unable to do so on a timely basis, on similar terms or at all. Furthermore, we have only a single source of supply for some of the key raw materials and components of Phexxi, and while we believe we would be able to obtain supplies through alternative sources if needed, alternate sources of supply may not be readily available and alternate sources of supply may also be affected by COVID-19.

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

If we are unable to engage additional wholesale distributors and/or maintain our relationship with our wholesale distributors within the United States for Phexxi, our domestic commercialization activities may be disrupted. If we are able to identify and enter into a strategic relationship with one or more third party collaborators for the development of Phexxi outside of the United States, we intend to work with that third party or third parties to obtain marketing approval for Phexxi in each relevant jurisdiction and to enter into distribution agreements with such third party or parties for distribution of Phexxi in each relevant jurisdiction outside the United States. We cannot guarantee that we will be able to enter into any such additional wholesale distribution agreements on commercially reasonable terms, or at all, or that we will be able to identify any third party collaborators for the development and commercialization of Phexxi outside the United States or that we will be able to enter into any such distribution agreement with any such third party for the distribution of Phexxi outside the United States. For our current distribution agreements and for any future distribution agreements we may enter into, we would be subject to uncertainties related to such distribution services, including the quality of such distribution services. For example, distributors may not have the capacity to supply sufficient product if demand increases rapidly. Further, we would be dependent on the distributors to ensure that the distribution process accords with applicable foreign and U.S. regulations, which include, among other things, compliance with current good documentation practices, the maintenance of certain records, and compliance with other regulations, including, without limitation, the Foreign Corrupt Practices Act (FCPA) and the Drug Supply Chain Security Act (DSCSA) in the United States. Failure to comply with these requirements could result in significant remedial action, including enforcement action requiring distributors to implement physical changes or improvements to their facilities, suspension of distribution or recall product. Additionally, any failure by us to forecast demand for finished product, including Phexxi, and failure by us to ensure our distributors have appropriate capacity to distribute such quantities of finished product, could result in an interruption in the supply of certain products and a decline in sales of that product. If we grant any such third-party distributor the right to manufacture any applicable product, we would also be subject to the risk factors set forth above with respect to third-party manufacturing of our product as well as the requirement to have any such additional manufacturer pre-approved by FDA or other relevant regulatory authorities. Further, third-party distributors may not perform as agreed or may terminate their agreements with us. Any significant problem or disruption that our distributors experience, including any disruption resulting from the COVID-19 pandemic, could delay or interrupt our sale of products in the applicable jurisdiction until the applicable distributor cures the problem or until we identify and negotiate an acceptable agreement with an alternative distributor, if one is available. Due to the global nature of the COVID-19 pandemic, we may be unable to find any alternative distributor. Any failure or delay in distributing products would likely have a negative impact on our business and operations.

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

Although Phexxi vaginal gel is FDA-approved for commercialization in the United States, it and any of our product candidates that may achieve regulatory approval in the future may face competition from generic products earlier or more aggressively than anticipated, depending upon how well such approved products perform in the United States prescription drug market. In addition to creating the 505(b)(2) NDA pathway, the Hatch-Waxman Amendments to the Federal Food, Drug, and Cosmetic Act (FDCA) authorized the FDA to approve generic drugs that are the same as drugs previously approved for marketing under the NDA provisions of the statute pursuant to an Abbreviated New Drug Application (ANDA). An ANDA relies on the preclinical and clinical testing conducted for a previously approved reference listed drug (RLD) and must demonstrate to the FDA that the generic drug product is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug and also that it is “bioequivalent” to the RLD. The FDA is prohibited by statute from approving an ANDA when certain marketing or data exclusivity protections apply to the RLD. If any such competitor or third party is able to demonstrate bioequivalence without infringing our patents, then this competitor or third party may then be able to introduce a competing generic product onto the market.

Phexxi is indicated for the prevention of pregnancy and has been granted three (3) years of data exclusivity that expires on May 22, 2023, and it has been designated as an RLD by the FDA. As such, the three-year exclusivity period should block FDA from approving either a subsequent ANDA or 505(b)(2) NDA that relies in whole or in part on our protected clinical data. We cannot predict the interest of potential follow-on competitors in the future Phexxi market, whether someone will attempt to invalidate our period of exclusivity or otherwise force the FDA to take other actions, or how quickly others may seek to come to market with competing products after the three-year data exclusivity period ends. Future product candidates may also receive marketing exclusivity under the FDCA after approval that may similarly be subject to challenge or uncertainty.

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

We cannot be certain that third-party reimbursement will remain available for Phexxi vaginal gel for the prevention of pregnancy, or if reimbursement is available, that the amount of any such reimbursement would not change. We provide a financial assistance program for Phexxi patients to offset any co-pay or patient out of pocket costs, but we do not know if this program will be successful in increasing market acceptance or that such program will not prove to be prohibitively costly. Demand for Phexxi may decrease if we elect to discontinue our co-pay programs. The ACA and subsequent regulations enacted by the U.S. Department of Health and Human Services (DHHS) require, under certain conditions, health plans to provide coverage for women’s preventive care, including all forms of FDA-cleared or FDA-approved contraception, without imposing any cost sharing on the plan beneficiary. These regulations ensure that women who wish to use an approved form of contraception may request it from their doctors and their health insurance plan must cover all costs associated with such products, under certain conditions. In January 2022, the DHHS, Department of Labor, and Treasury Department jointly issued guidance on implementation of this ACA mandate, among other things. The recently issued federal guidance makes clear that all FDA-approved or cleared contraceptive products that are determined by an individual’s medical provider to be medically appropriate for such individual must be covered without-cost sharing, regardless of whether the product is specifically identified in the FDA’s Birth Control Guide.

However, certain members of Congress and other stakeholders may attempt to repeal or repeal and replace the ACA and corresponding regulations, as more fully described below, which could eliminate the requirement for health plans to cover women’s preventive care without cost sharing. Even if the ACA is not repealed, the DHHS regulations to specifically enforce the preventive health coverage mandate could be repealed or modified; for example, the Trump administration in 2017 altered the mandate to allow certain employers and insurers to opt-out of birth control coverage for religious or moral reasons, which was partially upheld by the Supreme Court in July 2020. The DHHS, Department of Labor, and Treasury Department are expected to initiate rulemaking in 2022 that would amend existing regulations to account for recent litigation. We cannot predict the timing or impact of any future rulemaking or changes in the law. Any repeal or elimination of the preventive care coverage rules would mean that women seeking to use prescribed forms of contraceptives may have to pay some portion of the cost for such products out-of-pocket, which could deter some women from using prescription contraceptive products, such as Phexxi, at all. We expect that health care reform measures that may be adopted in the future may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that may be charged for Phexxi or any of our product candidates, if approved. Even if we obtain coverage for any approved products, the resulting reimbursement payment rates might not be adequate or may require a co-pay that patients find unacceptably high. Patients are unlikely to use any products we may market unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of those products. As a result, we expect that our success, to some degree, will be dependent on the willingness of patients to pay out-of-pocket for Phexxi in the event that their third-party payer either does not cover and reimburse Phexxi or requires payment of a portion of Phexxi by the patient, thus increasing the patient’s overall cost to use Phexxi. This could reduce market demand for Phexxi or any future product candidates we may seek to develop, if and when they receive FDA approval, which would have a material adverse effect on our business, financial conditions, and prospects.

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
•the Health Insurance Portability and Accountability Act (HIPAA) which, among other things, created new federal criminal statutes that prohibit executing a scheme to defraud any health care benefit program and making false statements relating to health care matters;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), and its implementing regulations, which imposes certain requirements on certain covered HCPs, health plans, and health care clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security, and transmission of individually identifiable health information;
•the Physician Payments Sunshine Act, enacted as part of the ACA, which requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to the Centers for Medicare & Medicaid Services (CMS) information related to payments and other transfers of value to physicians, as defined by such law, teaching hospitals, and certain advanced non-physician health care practitioners and ownership and investment interests held by physicians and their immediate family members; and,
•foreign and state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payer, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to HCPs and other potential referral sources; state laws that require product manufacturers to report information related to payments and other transfers of value to physicians and other HCPs or marketing expenditures; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and which may conflict, thus complicating compliance efforts.
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

In addition, in 2013, the Drug Supply Chain Security Act (DSCSA) enacted imposed obligations on manufacturers of pharmaceutical products related to product tracking and tracing. On December 20, 2019, President Trump signed the Further Consolidated Appropriations Act for 2020 into law (P.L. 116-94) that includes a piece of bipartisan legislation called the CREATES Act. The CREATES Act aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny generic and biosimilar product developers access to samples of brand products. The CREATES Act establishes a private cause of action that permits a generic or biosimilar product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Whether and how generic and biosimilar product developments will use this new pathway, as well as the likely outcome of any legal challenges to provisions of the CREATES Act, remain highly uncertain and its potential effects on our future commercial products are unknown. Other legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We are unsure whether additional legislative changes will be enacted, or whether the current regulations, guidance or interpretations will be changed, or whether such changes will have any impact on our business.

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

As of January 3, 2022, we had a total of 51 full-time employees. In addition, we used third-party consultants to assist with research and development activities, including regulatory filings and clinical trial operations and support, sales and marketing research and programs, as well as general and administrative activities. As our development and commercialization plans and strategies continue to develop, we expect that we will expand the size of our employee base for managerial, operational, sales, marketing, financial, regulatory affairs and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, management may have to divert a disproportionate amount of its attention away from day-to-day activities and devote a substantial amount of time to managing these growth activities, which would lead to disruptions in our operations. We cannot provide assurance that we will be able to retain adequate staffing levels to run our operations and/or to accomplish all the objectives that we otherwise would seek to accomplish, or that our staffing levels may turn out to be too robust for our actual business activity.

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

As a public company, we incur and expect to continue to incur additional significant legal, accounting and other expenses in relation to our status as a public reporting company. Now that we are no longer an emerging growth company, we expect these expenses will further increase. We may need to hire additional accounting, finance and other personnel in connection with our continuing efforts to comply with the requirements of being a public company, and our management and other personnel will need to continue to devote a substantial amount of time towards maintaining compliance with these requirements. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and the OTC Markets have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

Loss of 39 employees during the 2022 RIF and the inability to attract and retain qualified key management personnel would impair our ability to implement our business plan.

Our success largely depends on the continued service of key management, advisors and other specialized personnel, including Saundra Pelletier our Chief Executive Officer and Justin J. File, our Chief Financial Officer and Secretary who are all employed at-will and for whom we do not have “key man” insurance coverage. On October 10, 2022 Alex Fitzpatrick, our General Counsel and Secretary, tendered his resignation effective October 14, 2022 and his position has not been filled. As a result of the 2022 RIF, we reduced our workforce by 39 employees. The loss of one or more members of our management team or other key employees or advisors could delay our commercialization efforts and research and development programs and could also have a material and adverse effect on our business, financial condition, results of operations and prospects. Our future success will depend in large part on our continued ability to attract and retain other highly qualified management personnel, as well as personnel with expertise in women’s health care, drug development, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations (many of whom have substantially greater financial resources than us), and we might not be able to attract or retain these key employees on conditions that are economically acceptable. Our inability to attract and retain these key employees could prevent us from achieving our objectives and implementing our business strategy, which could have a material adverse effect on our business and prospects.

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

Our principal offices are located in our facilities in San Diego, California. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics or pandemics, power shortage, telecommunication failure or other natural or man-made accidents or incidents, including the COVID-19 pandemic, that results in us being unable to fully utilize our facilities, effects the ability of our employees working remotely to communicate with us and our systems, or that affects the operations of our third party manufacturers, distributors, service providers or consultants may have a material and adverse effect on our ability to operate our business and have significant negative consequences on our financial and operating conditions. These natural events may become worse over time due to the ongoing effects of climate change. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Our Common and Preferred Stock

Our shares of common stock have been delisted from the Nasdaq Capital Market which have and could result in, among other things, a decline in the price of our common stock and less liquidity for holders of shares of our common stock.

Our common stock was listed on the Nasdaq Capital Market, but as a result of our failure to maintain a minimum $1.00 per share bid price requirement for continued inclusion on the Nasdaq Capital Market pursuant to the Bid Price Requirement, on October 27, 2022, we were delisted. Since July 12, 2021, the closing bid price for our common stock has been below $1.00 per share. On August 23, 2021, we received a deficiency letter from the Staff of Nasdaq notifying us, that, for the preceding 30 consecutive trading days, the closing bid price for shares of our common stock was below the minimum $1.00 per share requirement and that we had failed to comply with the Bid Price Requirement. In accordance with Nasdaq rules, we were provided until the Compliance Date to regain compliance with the Bid Price Requirement. We did not evidence compliance with the Bid Price Requirement by the Compliance Date and, as a result, the Staff of Nasdaq notified us on February 22, 2022 that shares of our common stock were subject to delisting unless we timely requested a hearing before the Nasdaq Hearings Panel. On October 27, 2022, the Nasdaq Stock Market, LLC filed the Notification of Removal From Listing and Registration Under 12(b) of the Securities Exchange Act of 1934 with the SEC.

Delisting from the Nasdaq Capital Market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Other possible consequences could include: a default under our Notes, an adverse effecting on our ability to obtain equity financing at acceptable terms or at all, a negative effect on the common stock trading volume, price, and an increase in the stock volatility, and a possible loss of confidence by shareholders, employees, and business partners. As noted above, in the event of a default under our Notes, holders of our common stock may not receive the value of their investment.

Our stock price is and may continue to be volatile.

Our Common Stock is currently quoted for public trading on the OTCQB. Presently, the OTC Markets has us marked as “Delinquent SEC Reporting” as we have not filed this Quarterly Report in a timely manner. The market price for our common stock is volatile and may continue to fluctuate significantly in response to a number of factors, many of which we cannot control, such as quarterly fluctuations in financial results, the timing and our ability to advance the development of our product candidates or changes in securities analysts’ recommendations, any of which could cause the price of our common stock to fluctuate substantially. Each of these factors, among others, could harm your investment in our securities and could result in your being unable to resell any of our securities that you purchase at a price equal to or above the price you paid.

In addition, the stock market in general and the market for biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to companies operating performance. The market price for our common stock may be influenced by many factors, including:

•the delisting of our common stock from Nasdaq;
•failure to cure the delinquency and file all future required filings in a timely fashion;
•the loss of key personnel;
•the results of our efforts to commercialize Phexxi or any other approved products;
•failure or discontinuation of any of our research programs;
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

Between January 1, 2021 and December 31, 2021, the closing sales price of our common stock reported on the Nasdaq Capital Market ranged between $0.37 and $4.88 per share. Upon being listed on the OTCQB Marketplace on October 10, 2022 the closing sales price started at $0.17 and was $0.07 as of December 23, 2022. These broad market fluctuations may adversely affect the trading price or liquidity of our common stock. In the past, following periods of volatility in companies’ stock prices, securities class-action litigation has often been instituted against such companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business and financial condition.

There may not be an active, liquid trading market for our equity securities.

Our common stock trade exclusively on the OTCQB Marketplace. Trading volumes on the OTCQB Marketplace can fluctuate significantly, which could make it difficult for investors to execute transactions in our securities and could cause declines or volatility in the prices of our equity securities.

Because our Common Stock is subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our Common Stock, which adversely affects its liquidity and market price.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our Common Stock on the OTCQB Marketplace is presently less than $5.00 per share and therefore we are considered a “penny stock” company according to SEC rules. Further, we do not expect our stock price to rise above $5.00 in the foreseeable future. The “penny stock” designation requires any broker-dealer selling our securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our Common Stock and therefore reduce the liquidity of the public market for our shares.

Moreover, as a result of apparent regulatory pressure from the SEC and the Financial Industry Regulatory Authority (FINRA), a growing number of broker-dealers decline to permit investors to purchase and sell or otherwise make it difficult to sell shares of penny stocks. The “penny stock” designation may have a depressive effect upon our Common Stock price.

Because we do not have sufficient authorized capital on a fully diluted basis, the excess outstanding capital exposes us to liability, and we will need to increase our authorized capital, effectuate a reverse split or obtain effective waivers from derivative securityholders.

As of September 30, 2022, and December 22, 2022, our authorized capital consists of 500,000,000 shares of common stock and 5,000,000 shares of Preferred Stock. As of September 30, 2022, of the authorized common stock, 101,998,281 shares are issued and outstanding and approximately 636.2 million shares are reserved for issuance under pending conversions of convertible notes, rights, warrants and all other derivatives. As of December 22, 2022, of the authorized common stock, 123,222,615 shares are issued and outstanding and approximately 2.1 billion shares are reserved for issuance under pending conversions of convertible notes, rights, warrants and all other derivatives. As such, our fully diluted capital structure is presently well above the amount of common stock we are authorized to issue. Therefore, until we either increase our authorized common stock, effectuate a reverse split or obtain waivers from the holders of the outstanding derivative securities both and with respect to their rights to an adequate reserve from which to receive the shares of common stock which underlie their respective securities, we are exposed to the risk of liability arising from the excess fully diluted capitalization. In addition to the dilutive effect any exercises of the derivative securities would have, in the event we are unable to obtain the requisite shareholder approval or waivers, or we are delayed in those efforts, the Company and your investment in us would be at risk.

We may not obtain requisite shareholder approval to approve an increase in the authorized, reverse split or other corporate action relating to the common stock.

Given the current ownership structure of our common stock, it is possible that any proposals made to the shareholders of our common stock may not pass or be approved. To approve an increase in the authorized common stock or a reverse split of the common stock. We will need a majority of the then outstanding shares of common stock to not only vote but vote in the affirmative. Since no one person or group own a majority of the currently issued and outstanding shares of common stock, we cannot guarantee that we could obtain requisite shareholder approval to effectuate a reverse split, an increase in the authorized number of common shares, or other corporate action that could benefit us and your investment.

If approved, a reverse stock split may decrease the liquidity of our common stock.

Although our board of directors believes that the anticipated increase in the market price of our common stock could encourage interest in our common stock and possibly promote greater liquidity for our stockholders, such liquidity could also be adversely affected by the reduced number of shares outstanding after the reverse stock split. The reduction in the number of outstanding shares may lead to reduced trading and a smaller number of market makers for our common stock.

A reverse stock split may lead to a decrease in overall market capitalization of the combined company.

Should the market price of our common stock decline after the reverse stock split, the percentage decline may be greater, due to the smaller number of shares outstanding, than it would have been prior to the reverse stock split. A reverse stock split is often viewed negatively by the market and, consequently, can lead to a decrease in the overall market capitalization of the combined company. If the per share market price does not increase in proportion to the reverse stock split ratio, then the value of the combined company, as measured by its stock capitalization, will be reduced. In some cases, the per-share stock price of companies that have effected reverse stock splits subsequently declined back to pre-reverse split levels and, accordingly, it cannot be assured that the total market value of our common stock will remain the same after the reverse stock split is effected, or that a reverse stock split will not have an adverse effect on our stock price due to the reduced number of shares outstanding after a reverse stock split.

Our common stock could be further diluted as the result of the issuance of additional shares of common stock, convertible securities, warrants or options.

In the past, we have issued common stock, convertible securities (such as convertible notes) and warrants in order to raise capital. We have also issued common stock as compensation for services and incentive compensation for our employees, directors and certain vendors. We have shares of common stock reserved for issuance upon the exercise of certain of these securities and may increase the shares reserved for these purposes in the future. Our issuance of additional common stock, convertible securities, options and warrants could affect the rights of our stockholders, could reduce the market price of our common stock or could result in adjustments to exercise prices of outstanding warrants (resulting in these securities becoming exercisable for, as the case may be, a greater number of shares of our common stock), or could obligate us to issue additional shares of common stock to certain of our stockholders.

A significant portion of our total outstanding shares of common stock may be sold into the public market at any point, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Future issuances of our securities may cause additional reduction in the percentage interests of our current stockholders in the voting power, liquidation value, our book and market value, and in any future earnings. As of December 22, 2022, there were approximately 1.2 million shares of our common stock subject to outstanding options which have been registered on registration statements on Form S-8. Furthermore, as of December 22, 2022, there were an aggregate of approximately 2.1 billion shares subject to outstanding warrants to purchase our common stock, shares reserved for issuance upon conversion of our issued and outstanding convertible notes and outstanding purchase rights. We have granted (or are required to grant) certain of our security holders registration rights pursuant to our agreements with these holders, including agreements requiring us to register for resale the shares of our common stock issued upon the conversion or exercise of our convertible notes and related warrants.

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

Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

As a publicly traded company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. In the event we have identified internal control weaknesses, we may need to undertake various actions, such as implementing new internal controls, new systems and procedures and hiring additional accounting or internal audit staff, which could increase our operating expenses. In addition, we may identify additional deficiencies in our internal control over financial reporting as part of that process.

In addition, if we are unable to resolve internal control deficiencies in a timely manner, investors could lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected.

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
•We will not be obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnities, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification.
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

We and certain of our officers and directors may become defendants in one or more future stockholder derivative actions or other class-action lawsuits. These lawsuits would divert our management’s attention and resources from our ordinary business operations, and we would likely incur significant expenses associated with their defense (including, without limitation, substantial attorneys’ fees and other fees of professional advisors and potential obligations to indemnify current and former officers and directors who are or may become parties to such actions). If these lawsuits do arise, we may be required to pay material damages, consent to injunctions on future conduct and/or suffer other penalties, remedies or sanctions. In addition, any such future stockholder lawsuits could adversely impact our reputation and/or to launch and commercialize Phexxi, thereby harming our ability to generate revenue. Accordingly, the ultimate resolution of these matters could have a material adverse effect on our business, financial condition, results of operation and cash flow and, consequently, could negatively impact the trading price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 8, 2022, the Company entered into an agreement for services with a360 Media, LLC (a360 Media), pursuant to which a360 Media will provide professional media support and advertising services in exchange for, at a360 Media's option, either (a) $860,119 in cash, or (b) 2,318,380 shares of the Company's common stock at a value of $0.371 per share. On July 18, 2022, the Company and a360 Media entered into a second agreement for professional media support and advertising services in exchange for, at a360 Media's option, either (a) $1,409,858 in cash, or (b) 1,600,293 shares of the Company's common stock at a value of $0.881 per share. On August 15, 2022, the Company entered into a third agreement for services with a360 Media in exchange for, at a360 Media's option, either (a) $1,142,048 in cash, or (b) 2,819,871 shares of the Company's common stock at a value of $0.405 per share. Pursuant to these three agreements, the company issued an aggregate 6,738,544 unregistered shares of the Company's common stock to a360 Media. These shares were issued in reliance upon an exemption from registration afforded by Section 4(a)(2) promulgated under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

See Note 4- Debt to the unaudited condensed consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 3, for any required disclosure.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Exhibit Title	Filed Herewith	Incorporated by Reference
			Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation		10-Q	001-36754	5/10/2022
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation		8-K	001-36754	5/5/2022
3.3	Amended and Restated Bylaws of the Registrant.		8-K	001-36754	1/17/2018
3.4	Certificate of Designation of Series D Preferred Shares		8-K	001-36754	12/21/2022
10.1	Forbearance Agreement, dated as of September 15, 2022, by and among Evofem Biosciences, Inc. and certain institutional investors.		8-K	001-36754	9/16/2022
10.2	Forbearance Agreement, dated as of September 15, 2022, by and among Evofem Biosciences, Inc., Adjuvant Global Health Technology Fund, LP, and Adjuvant Global Health Technology Fund, DE, LP.		8-K	001-36754	9/16/2022
10.3
Subordination Agreement, dated as of September 15, 2022, by and among Global Health Technology Fund, LP, Adjuvant Global Health Technology Fund, DE, LP, and certain institutional investors and their designated agent.
			8-K	001-36754	9/16/2022
10.4	Form of Investor Exchange Agreement.		8-K	001-36754	9/16/2022
10.5	Form of Adjuvant Exchange Agreement.		8-K	001-36754	9/16/2022
10.6	Form of Right.		8-K	001-36754	9/16/2022
10.7	Third Amendment to Securities Purchase and Security Agreement, dated as of September 15, 2022, by and among Evofem Biosciences, Inc., certain institutional investor and their designated agent.		8-K	001-36754	9/16/2022
10.8
Second Amendment to Securities Purchase Agreement, dated as of September 15, 2022, by and among Evofem Biosciences, Inc., Adjuvant Global Health Technology Fund, LP, and Adjuvant Global Health Technology Fund, DE, LP.
			8-K	001-36754	9/16/2022
10.9	Form of Securities Purchase Agreement		8-K	001-36754	12/21/2022
10.10	Form of Senior Secured Convertible Note		8-K	001-36754	12/21/2022
10.11	Form of Warrant		8-K	001-36754	12/21/2022
10.12	Form of Registration Rights Agreement		8-K	001-36754	12/21/2022
10.13	First Amendment to Forbearance Agreement		8-K	001-36754	12/21/2022
99.1	Press Release, dated September 16, 2022.		8-K	001-36754	9/16/2022
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS†	XBRL Instance Document	X
101.SCH†	XBRL Taxonomy Extension Schema Document	X
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF†	XBRL Definition Linkbase Document	X
101.LAB†	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

†
The financial information of Evofem Biosciences, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 filed on January 6, 2023 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Operations, (iv) the Condensed Consolidated Statements of Stockholders’ Deficit, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, is furnished electronically herewith.

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

EVOFEM BIOSCIENCES, INC.

Date: January 6, 2023	By:	/s/ Justin J. File
Justin J. File
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)