Form 10-K
period 2022-12-31
Evofem Biosciences, Inc.
filed 2023-04-27
CIK 1618835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-36754
EVOFEM BIOSCIENCES, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	20-8527075
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7770 Regents Rd, Suite 113-618 San Diego, CA	92122
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (858) 550-1900
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	EVFM	OTCQB
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the common stock held by non‑affiliates of the registrant was approximately $88,964,369 as of June 30, 2022, based upon the closing sale price on the Nasdaq Capital Market reported for such date. Shares of common stock held by each executive officer and director and certain holders of more than 10% of the outstanding shares of the registrant’s common stock have been excluded in that such persons may be deemed to be affiliates. Shares of common stock held by other persons, including certain other holders of more than 10% of the outstanding shares of common stock, have not been excluded in that such persons are not deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of Registrant’s Common Stock outstanding as of April 7, 2023 was 215,961,346.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relative to the registrant’s 2023 Annual Meeting of Shareholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

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
•our ability to remediate the material weaknesses in our internal controls and procedures identified by management;
•potential bankruptcy proceedings and the effect of those proceedings on our ongoing and future operations;
•the effect of the Notice of Default received from Baker Bros. Advisors, LP and our ability to resolve the same;
•our ability to obtain necessary approvals of a reverse split proposal or any other corporate action needing stockholder, FINRA, or other approvals;
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

Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on our projections of the future that are subject to known and unknown risks and uncertainties and other factors that may cause our actual results, level of activity, performance or achievements expressed or implied by these forward-looking statements, to differ. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. All forward-looking statements are qualified in their entirety by this cautionary statement. Forward-looking statements should be regarded solely as our current plans, estimates and beliefs. You should read this Annual Report and the documents that we have filed as exhibits to this Annual Report and incorporated by reference herein completely and with the understanding that our actual results may be materially different from the plans, intentions and expectations disclosed in the forward-looking statements we make. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. The forward-looking statements contained in this Annual Report are made as of the date of this Annual Report, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

This Annual Report contains estimates and other statistical data made by independent parties and by the Company relating to market size and growth and other data about its industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates.

To date, only one of our products, Phexxi, has been approved by the FDA for marketing in the United States. Our other product candidates are investigational and have not been submitted to or approved by the FDA. Neither Phexxi nor our other product candidates have been approved by the European Medicines Agency (EMA) or any other regulatory authority anywhere else in the world except in Nigeria, where Phexxi has been approved, on October 6, 2022, as Femidence™ by the National Agency for Food and Drug Administration and Control.

Unless the context requires otherwise, references in this Annual Report to “Evofem,” “Company,” “we,” “us” and “our” refer to Evofem Biosciences, Inc. and its subsidiaries.
This Annual Report includes our trademarks, trade names and service marks, including “Phexxi®” and "Femidence™" which are protected under applicable intellectual property laws and are the property of Evofem Biosciences, Inc. or its subsidiaries. Solely for convenience, trademarks, trade names and service marks referred to in this Annual Report may appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

PART I
Item 1. Business.
Overview
We are a San Diego-based commercial-stage biopharmaceutical company committed to developing and commercializing innovative products to address unmet needs in women’s sexual and reproductive health. Our first commercial product, Phexxi, was approved by the FDA on May 22, 2020. It is the first and only FDA-approved, hormone-free, woman-controlled, on-demand prescription contraceptive gel for women. We commercially launched Phexxi in September 2020 in the United States. We intend to commercialize Phexxi in all other global markets through partnerships or licensing agreements.
Until October 2022, we were evaluating EVO100 for the prevention of urogenital chlamydia and gonorrhea in women. Chlamydia and gonorrhea are among the many bacterial and viral pathogens that require a higher pH environment to thrive. in 2018, the CDC reported that infections with these two sexually transmitted pathogens cost the U.S. healthcare system $1 billion, in aggregate direct and indirect costs. There are no FDA-approved drugs to prevent these sexually transmitted diseases (STIs), and we believe there is a clear need for new prophylactics given the rising incidence and increasing antibiotic resistance of gonorrhea. We therefore advanced our program to investigate the potential for EVO100 to prevent vaginal infection with these two common pathogens.
Our Phase 2B/3 trial (AMPREVENCE) achieved its primary and secondary endpoints, demonstrating statistically significant reductions in chlamydia and gonorrhea infections of 50% and 78%, respectively, in women receiving EVO100 vs. placebo. Based on these highly positive clinical outcomes we initiated a Phase 3 clinical trial (EVOGUARD) to evaluate EVO100 for these potential indications in 2020. This randomized, placebo-controlled clinical trial enrolled 1,903 women with a prior chlamydia or gonorrhea infection who were at risk for future infection.

On October 11, 2022, we reported that EVOGUARD did not meet its primary efficacy endpoint. We believe COVID-19 related changes in clinical site operations, subject behavior and actions including deviations from following the clinical study protocol requirements related to STI acquisition, detection, and prevention contributed to this outcome. The product safety profile was consistent with what has been observed in prior clinical trials, and only two women (0.1%) in the study discontinued due to adverse events. We believe there is a path forward for EVO100 and may in the future conduct a new Phase 3 clinical trial of EVO100 for these potential indications. However, due to financial constraints, we discontinued investment in this clinical program in October 2022.
Our investigational candidate for the reduction of recurrent bacterial vaginosis (BV), EVO200 vaginal gel, uses the same proprietary vaginal pH modulator platform as Phexxi. In a Phase 1 dose-finding trial for this indication, the highest dose formulation of the study drug demonstrated reduced vaginal pH for up to seven days following a single administration. We may decide to pursue further development of EVO200 in the future. The FDA has designed EVO200 as a Qualified Infectious Disease Product (QIDP) for this indication, which provides several important potential advantages including, but not limited to, longer market exclusivity.
Our Leadership Team

We have assembled a world-class team with industry-recognized expertise in the development and commercialization of products in women’s sexual and reproductive health.
The team is led by Saundra Pelletier, an expert is women’s health from puberty to menopause. She has served as Chief Executive Officer, President and Executive Director of Evofem Biosciences since February 2015, and as interim Chair of the Board since November 2021. She has been responsible for the company’s growth and evolution, led Evofem’s transition to the public market in January 2018, and led multiple equity financing rounds which have raised over $500 million.
During her more than 25 years of experience in the pharmaceutical industry, Ms. Pelletier has launched pharmaceutical brands worldwide and expanded indications of female healthcare brands in multiple countries. Her experience includes a comprehensive range of women’s healthcare products, cardiovascular drugs, pain management agents, sleep therapeutics and medical devices. She has had oversight and accountability for Sales, Marketing, Operations, Medical Affairs, Regulatory Affairs, Manufacturing, Customer Service, Business Development and Strategic Partnerships.
Our Chief Financial Officer, Ivy Zhang, is a trusted leader and a seasoned finance executive who is dedicated to advancing our mission of addressing the unmet sexual and reproductive health needs of women. She joined Evofem as Chief Financial Officer on April 13, 2023 and leads our finance organization and financial activities including financial planning and analysis, accounting, external audit, tax, controllership, and treasury functions. Ms. Zhang has more than 14 years of financial and accounting experience spanning diverse industries, including pharmaceuticals and medical devices. Most recently she was

Vice President Corporate Controller of HUYABIO International. From March 2018 to November 2022 she held increasingly senior leadership roles in Evofem's finance team, ultimately serving as Controller. Earlier in her career, Ms. Zhang served in finance positions for more than two and a half years at SeaSpine Holdings Corporation (a public medical and therapeutic technology and device company) and approximately seven years at Ernst & Young LLP.
On March 20, 2023 and in connection with a Reduction in Workforce, our Board of Directors agreed to (i) eliminate the Chief Commercial Officer role effective March 17, 2023; and (ii) to reduce the Chief Executive Officer’s salary by 40%.

On April 5, 2023, our Board of Directors appointed Saundra Pelletier as Secretary and on April 13, 2023, Ms. Pelletier resigned as Secretary and the Board of Directors appointed Ivy Zhang.
Our Strategy
Key elements of our strategy include:
•Successfully commercialize Phexxi. Currently, our primary focus is the successful commercialization of Phexxi in the United States. Outside the United States, we intend to commercialize Phexxi through strategic partnerships or license agreements in several key target regions, including the Greater European Union plus the United Kingdom (EU), Asia Pacific (APAC), and Latin America (LATAM). We believe this approach will allow us to effectively deploy our capital to maximize the inherent value of Phexxi for the benefit of all stakeholders.
•Leverage our vaginal pH modulator platform to develop and commercialize novel, first-in-class products for women. Following the successful development and FDA approval of Phexxi for the prevention of pregnancy, we are seeking partnerships to continue the development of our vaginal pH modulator platform.
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
Contraceptive Market Overview
United States Contraceptive Market
The total U.S. contraceptive market was valued at $8.3 billion in 2022 and is expected to reach approximately $12 billion by 2030 with a compound annual growth rate of 4.7% (source: April 2022 Research and Markets U.S. Contraceptive Market Report).
In the United States, current contraceptive options include:
•devices designed to prevent pregnancy through physical means, such as condoms and diaphragms.
•hormone-based pharmaceutical products, including oral contraceptives (OCs), vaginal rings, transdermal patches, intramuscular injections, subcutaneous implants and intrauterine devices (IUDs). These can be associated with undesirable side effects such as weight gain, loss of libido and mood changes that may lead women to discontinue their use and seek alternative contraceptive methods. Further, a peer-reviewed analysis published in the journal PLOS Medicine in March 2023 found that the use of all kinds of hormonal birth control is associated with a slight increase in the risk of breast cancer.
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
As shown in the chart below, in the United States, 13.0 million women use no method of birth control, putting them at risk of unintended pregnancy. An additional 10.3 million women in the United States rely on condoms or some other form of non-hormonal OTC birth control (e.g. rhythm, withdrawal). Another 20.0 million women in the United States use prescription birth control methods, which are predominantly hormone-based with the sole exception of the copper IUD.
Source: Daniels-K-and-Abma-J.-Current-Contraceptive-Status-Among-Women-Aged-15-49_NCHS-Data-Brief-Number-388-October-2020.pdf (evofem.com)

Market Opportunity: Contraception
Hundreds of millions of women worldwide seek sexual and reproductive health products that provide them with their self-defined control of their individual needs during their (on average) 30+ years of fertility. However, an estimated 257 million women who want to avoid pregnancy are not using safe, modern methods of contraception and nearly half of all pregnancies - 121 million each year - are unintended according to the United Nations 2022 State of World Population 2022 report.
Innovation and new product introductions in the women’s reproductive and sexual health care arena have been limited when compared to other therapeutic categories. While several new contraceptive category entrants have been introduced in recent years, we believe Phexxi is the first innovative contraceptive method introduced in the United States since NuvaRing was approved by the FDA in 2001.
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

Phexxi key benefits:
•Hormone-free: Phexxi is an innovative gel that works to prevent pregnancy without the use of hormones. Because Phexxi is completely hormone-free, women are less likely to worry about the hormone related side effects like weight gain, mood swings, or blood clots which are associated with hormonal birth control methods.
•Only when you need it: With Phexxi, women no longer need to have birth control in their bodies 24/7. Phexxi is used in the moment, right before each and every act of sex, so no daily commitment is required. This also makes Phexxi easily reversible, providing women with a flexible option for family planning.
•First in class: Phexxi is the first and only hormone-free prescription birth control gel that women control. Phexxi works to prevent pregnancy by maintaining the vaginal pH, which reduces sperm motility, and lowers the chance of sperm reaching the egg. This revolutionary mechanism of action is unique to Phexxi, meaning we know of no other products like it in the market.
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
Phexxi was developed to have acid-buffering (pH 3.5), lubricating and viscosity-retaining properties to provide effective acidification of the male ejaculate in the vagina. Typically, the introduction of semen (pH = 7.2-8.0) into the vagina causes a rise in pH above 6.0 due to the alkalinity of the ejaculate, which neutralizes the normally acidic vaginal environment and allows for the survival of sperm. The active ingredients in Phexxi produce a normal vaginal pH (3.5-4.5) even in the presence of semen, creating an inhospitable environment for sperm. The maintenance of the acidic vaginal pH reduces the availability of calcium ions which are needed to drive sperm tail movement. In vitro studies show immediate sperm motility reduction. Phexxi prevents pregnancy by reducing sperm motility, inhibiting sperm from reaching the ovum to form a zygote. Other properties contributing to Phexxi’s mechanism of action are its capacity to maintain sufficient viscosity even upon dilution with the introduction of semen into the vagina, impede cervical mucus penetration by sperm, and form a protective layer over the vaginal and cervical epithelium.

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

Outside of the United States, we plan to focus on three key regions – the European Union, Asia Pacific (APAC), and Latin America (LATAM). Our intent is to establish regional and/or global partnerships in these regions by either sublicensing the commercialization rights or entering into distribution agreements with one or more third parties for the commercialization of Phexxi and our product candidate. We expect these third parties to be involved in the regulatory process in their respective markets as well as any clinical trials to support regulatory submissions, if required.
Commercialization of Phexxi in the United States
We believe the United States market is the largest commercial opportunity for Phexxi. Our sales force promotes Phexxi directly to obstetrician/gynecologists and their affiliated health professionals, who collectively write the majority of prescriptions for contraceptive products. As of April 7, 2023, our sales force consisted of 16 sales representatives and three business managers, supported by a self-guided virtual health care provider (HCP) learning platform. Additionally, we offer women direct access to Phexxi via our telehealth platform. Using the platform, women can directly meet with an HCP to determine their eligibility for a Phexxi prescription and, if eligible, have the prescription written by the HCP, filled, and mailed directly to them by a third-party pharmacy.
Our commercial strategy for Phexxi includes targeting women of reproductive potential in the United States, including the approximately 23 million women who are not using hormonal contraception and the approximately 18.8 million women who are using a prescription contraceptive, some of whom, particularly pill users, may be ready to move to an FDA-approved, non-invasive, hormone-free contraceptive, as well as certain identified target HCP segments.

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

In September 2021, we launched a national brand ambassador campaign featuring Emmy Award-winning celebrity Annie Murphy designed to broaden awareness and drive uptake of Phexxi. This award-winning campaign, known as “House Rules,” significantly raised our brand awareness among our target audience and helped drive significant increases in new HCPs recommending and prescribing Phexxi.
In January 2022 we adjusted our patient support programs to increase the profit margin on Phexxi units dispensed. These adjustments, coupled with growth in prescriptions and dispensed units, enabled us to achieve record Phexxi net product sales in 2022.
Our experienced team of key account directors and medical affairs team also focus on educating key payer accounts, pharmacy benefit managers (PBMs), key opinion leaders and medical associations about the importance of offering a wider set of options to women seeking non-hormonal, woman-controlled contraceptive methods. These educational activities have been supported by presentation of clinical data at key national congresses (such as the annual meetings of the American College of Obstetricians and Gynecologists, the Society of Family Planning, the American Society for Reproductive Medicine, and Nurse Practitioners in Women’s Health), clinical publications, and additional market development activities.
Payer and Reimbursement Strategy: United States
Pricing Strategy
Our pricing strategy for Phexxi was informed by extensive payer research including discussions with decision makers at major health plans and PBMs across the United States who control nearly 83 million commercial lives. Based on this gathered intelligence, we initially priced Phexxi at $267.50 per box of 12 applicators. As of October 1, 2022, Phexxi is priced at $338.10 per box of 12 applicators, which when annualized is comparable to all other commercially available branded contraceptives.

Phexxi is classified in the databases and pricing compendia of Medi-Span and First Databank, two major drug information databases that payers can consult for pricing and product information, as the first and only “vaginal pH modulator.”
Third-party Payers
Market acceptance and sales of Phexxi will depend in part on the extent to which reimbursement is available from third-party payers, which include government health administration authorities, managed care organizations, private health insurers and PBMs. Third-party payers decide which therapies they will pay for and establish reimbursement levels. Decisions regarding the extent of coverage and amount of reimbursement to be provided for any product are made on a payer-by-payer basis. One payer’s determination to provide coverage for a drug does not assure that other payers will also provide coverage and adequate reimbursement for that drug.
Managed care organizations and other private insurers frequently adopt their own payment or reimbursement reductions. The continued integration between commercial health plans and PBMs has increased the negotiating power of these entities. Third-party payers increasingly employ formularies, which may not include all the products approved for a particular indication, to control costs by negotiating discounted prices in exchange for formulary inclusion. We continue to work with health plans and PBMs to secure additional formulary positioning for Phexxi.
In the second quarter of 2022, we successfully negotiated a contract with one of the largest PBMs in the nation, which added Phexxi to its formulary with no restrictions for most women covered by the plan. The agreement took effect July 1, 2022 and is representative of approximately 48 million lives.
As of December 2022, IQVIA reported that approximately 79% of commercial and Medicaid Phexxi prescriptions are being approved by payers. Managed Markets Insight & Technology, LLC (MMIT) reports that we have coverage for approximately 60% of U.S. commercial lives, including approximately 16.4 million lives covered at no out-of-pocket cost as of February 10, 2023. An additional 13.7 million lives are covered under our December 2020 contract award from the U.S. Department of Veterans Affairs.
We also participate in government programs including the 340B and the Medicaid Drug Rebate Program, which took effect January 1, 2021, and affords access to Phexxi for the U.S. Medicaid population, comprising approximately 68 million members, including approximately 16.8 million women 19-49 years of age.

Affordable Care Act

The Affordable Care Act (ACA) guarantees coverage of women’s preventive services, including free birth control and contraceptive counseling, for all individuals and covered dependents with reproductive capacity. This includes all contraceptives approved, granted, or cleared by the FDA.

History
Under section 2713 of the Public Health Service (PHS) Act, group health plans and health insurers are required to cover preventive care and screenings under guidelines issued by the Health Resources and Services Administration (HRSA). PHS Act section 2713 took effect when added by the Affordable Care Act (ACA) in 2010.

HRSA guidelines issued in 2019 required broad coverage of contraceptive care and services for women. HRSA issued updated guidelines in late 2021, under which:

a.The full range of FDA- approved, -granted, or -cleared contraceptives, effective family planning practices, and sterilization procedures should be available as part of contraceptive care.
b.The full range of contraceptives includes those currently listed in the FDA's Birth Control Guide and any additional contraceptives approved, granted, or cleared by the FDA.

The current HRSA Women's Preventive Services Guidelines took effect on January 1, 2023, for calendar year plans.

Separately, on January 10, 2022, the U.S. Department of Health and Human Services (HHS), alongside the Departments of Labor and of the Treasury (the “Departments”) issued updated guidance related to contraceptive access.

Under the Departments’ FAQ Update:
a.Plans are required to cover an FDA- approved, cleared, or granted contraceptive, if a provider deems it medically necessary, at $0 cost share, whether or not it is specifically identified in the current FDA Birth Control Guide.
b.Plans may not require patients to try and fail multiple options within a method, or force trying and failing other methods, if a provider deems a product medically necessary.

The Departments also established clear communications channels for consumers with concerns about their plan's compliance with HSRA requirements.

Collectively, this new guidance specifies that most insurers and pharmacy benefit managers (PBMs) must provide coverage, with no out-of-pocket costs to women, for FDA-approved contraceptive products, like Phexxi® (lactic acid, citric acid and potassium bitartrate), prescribed by healthcare providers.

In July 2022 after the fall of Roe v. Wade and in the wake of action in many states to restrict access to emergency contraception, the Departments released further guidance regarding birth control coverage. Key points of this guidance include:
–Most private health plans and health insurance issuers must cover contraceptives at no additional cost to individuals under the Affordable Care Act no matter where they live or work.
–Violators of the preventive care coverage requirements may be subject to the $100 per person per day excise tax under section 4980D of the Internal Revenue Code or a civil monetary penalty under PHS Act section 2723.
–The Departments “will take enforcement action as warranted.”

As of January 1, 2023, most insurers and pharmacy benefit managers (PBMs) must provide coverage, with no out-of-pocket costs (e.g. $0 copay) to the subscriber or dependent, for FDA-approved contraceptive products, like Phexxi, prescribed by healthcare providers.

As a result, to comply with these Guidelines, payers are increasingly covering Phexxi by:
–Adding Phexxi to formulary (commercial insurers) or preferred drug list (Medicaid)
–Removing the requirement for a Prior Authorization letter from the HCP (commercial insurers)
–Moving Phexxi to $0 copay (commercial insurers)

Birth Control Guide
While highly favorable to Phexxi, the updated HSRA Guidelines remove the impetus for the FDA to update its Birth Control Guide (the Guide) to include methods that were approved by the FDA after the development of the Guide more than a decade ago, including the vaginal pH modulator (Phexxi). We believe there is still merit to the Guide being current and accurate, and continue to work with the FDA’s Office of Women’s Health to update the Guide.

The Guide was developed and is used as an educational tool by many obstetrician/gynecologists to assist in counseling patients on their contraceptive options and to help them find the method that best suits their needs. Methods not on the current, outdated Guide may be underrepresented in these contraceptive counseling dialogues. We therefore believe the Guide should include all FDA-approved methods of birth control.
Further, even though the FDA Guide was intended as an educational tool, certain insurers have used it to block coverage of methods not included on the Guide. While this is explicitly prohibited by the current HSRA Guidelines, and there has been considerable progress since January 1, 2023, two notable plans continue to flout the law.
With the FDA not yet moving to update its Guide, in 2022 Evofem developed and introduced a new educational chart that provides high-level information about birth control methods that are currently available to women in the United States, adding new categories including vaginal pH modulator.

HORMONE FREE

VAGINAL pH MODULATOR

- A vaginal gel that keeps the vagina in the normal acidic range (3.5-4.5), which lowers sperm mobility and the chance of sperm reaching the egg
- Inserted into the vagina immediately before (or up to 1 hour before) each act of vaginal sex

CONDOM

- A barrier that covers the penis or vagina during sex
- Protects against HIV, other STIs, and pregnancy

SPERMICIDE

- A cream or film that contains the chemical nonoxynol-9 to prevent pregnancy
- Inserted into the vagina before vaginal sex

FERTILITY TRACKING

- The tracking of a woman's menstrual cycle and/or other fertility signs such as temperature and vaginal discharge
- Vaginal sex is avoided on days that are likely to be most fertile

COPPER IUD

- A device placed in the uterus by a healthcare professional
- Approved for up to 10 years of use

TUBAL LIGATION
(getting "tubes tied")

- Sterilization surgery that is usually permanent
- For women who are sure they don't want a future pregnancy

used in the moment — semi-permanent or permanent option

BIRTH CONTROL IS PERSONAL. WHICH METHOD* MEETS YOUR NEEDS?

CONTAINS HORMONES

daily use — semi-permanent or permanent option

ORAL CONTRACEPTION
("the Pill")

- A pill containing hormones that prevent pregnancy
- Taken every day at the same time

PATCH

- A stick-on patch that releases hormones through the skin
- Replace once a week for 3 weeks; remove for 1 week

RING

- A flexible ring that contains hormones and is inserted into the vagina by the woman
- Insert for 3 weeks; remove for 1 week

INJECTION

- An injection of hormones by a healthcare professional
- Injection required every 3 months

HORMONAL IUD

- A device placed in the uterus by a healthcare professional
- Approved for up to 3 to 7 years of use

IMPLANT

- A small silicone rod inserted under the skin on the inside of the upper arm by a healthcare professional
- Approved for up to 3 years of use

*Products are not shown at actual size.

INDICATION

Phexxi® (lactic acid, citric acid, and potassium bitartrate) is an on-demand method of birth control used to prevent pregnancy. Phexxi is not effective when used after sex.

IMPORTANT SAFETY INFORMATION

Rare cases (0.36%) of bladder and kidney infection have been reported. If you have a history of urinary tract problems that keep coming back, you should not use Phexxi.

Please see additional Important Safety Information on back and accompanying full Product Information for Phexxi.

EVOFEM BIOSCIENCES®

This new educational tool has been extremely well received and has had a positive impact with HCPs and patients alike.
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
1.Hormonal short acting reversible contraceptives consisting of oral contraceptive pills, patches, and rings;
2.Long-Acting Reversible Contraception, comprising IUDs, implants, and injectables; and
3.OTC methods, dominated primarily by the male condom.
U.S. Market
Unless otherwise noted, the source for all data in this section is Daniels K and Abma J, Current Contraceptive Status Among Women Aged 15–49: United States, 2017–2019, which was published in NCHS Data Brief No. 388 in October 2020.
Prescription Contraception
In the United States, an estimated 18.8 million women use prescription contraception.
Oral contraceptives (OCs), also known as the pill, are the most commonly used form of birth control in the United States today. There are two main kinds of hormonal OCs: combination birth control pills, which contain both estrogen and progestin, and the progestin only pill. Use of either kind is associated with a slight increase in the risk of breast cancer. OCs typically must be taken at the same time every day to be the most effective.
LARC
Long-acting reversible contraception (LARC) is not dependent on user adherence, which appeals to those who benefit from a passive form of birth control with no daily requirement to take a pill. LARC methods include the Intrauterine Device (IUD) and the Contraceptive Implant.
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

Many women have opted against the IUD for 1) fear of a bad insertion experience; a peer-reviewed study published in 2015 found that "all women had a high expectation of pain prior to IUD insertion." (source: Brima et al. A comparison of the expected and actual pain experienced by women during insertion of an intrauterine contraceptive device. Open Access J Contracept. 2015 Feb 16;6:21-26. doi: 10.2147/OAJC.S74624.) and 2) concern over having something in them (i.e. a “foreign body effect”), which has been frequently demonstrated in medical literature. (source: Ferguson et al. Patient Opinions About Foreign Body Contraceptives. Womens Health Rep (New Rochelle). 2020 Oct 8;1(1):451-458. doi: 10.1089/whr.2020.0048.). Among women who opt in to the insertion procedure, many decide to remove their IUD due to the hormonal and other side effects that they experience.
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

Vaginal Ring
The hormonal vaginal ring was introduced to the market in 2001 by Merck & Co.; generic versions are now available. The ring is used for three weeks and then removed for a week during menses and a new hormonal vaginal ring is inserted. The efficacy of the vaginal ring is similar to hormonal oral contraception. A meta-analysis of 18 studies found that users of the vaginal ring reported more vaginal irritation and discharge than combination pill users, but less nausea, acne, irritability, depression, and emotional changes (source: Lopez et al. Skin patch and vaginal ring versus combined oral contraceptives for contraception. Cochrane Database Syst Rev. 2013 Apr 30;2013(4):CD003552. doi: 10.1002/14651858.CD003552.pub4).
An annual hormonal vaginal ring was launched in the United States in 2020 under the brand name Annovera (Mayne Pharma).
Injectables
The primary injectable hormonal contraceptive on the market is Depo-Provera offered by Pfizer Inc. Each injection provides protection for up to 12 to 14 weeks, but patients must receive injections once every 12 weeks to get optimal contraceptive protection. Depo-Provera was introduced to the market in 1992.
Non-prescription OTC Products
In the United States, an estimated 10.3 million women rely on OTC products for their contraceptive needs.
Condoms are the dominant product offering in OTC sales. Approximately six million women depend on condom use as their only method of birth control. The predominant brands are Trojan (Church & Dwight) and Durex (Reckitt Benckiser).
Additional OTC products include spermicides, which are available in sponges, jelly/creams and foams. Spermicides rely on Nonoxynol-9 (N-9), a detergent, and have very limited utilization. The FDA requires specific warnings to appear on all N-9 products that state: “this product does not protect against HIV/AIDS or other STDs and may increase the risk of getting HIV from an infected partner” as well as: “Do not use if you or your sex partner has HIV/AIDS. If you do not know if you or your sex partner is infected, choose another form of birth control method.
Vaginal pH Modulator
New adopters of Phexxi are expected to come equally from each category discussed, as interest in Phexxi falls into three distinct segments: (1) those women who are not currently using hormone-based contraceptives; (2) those women seeking an alternative to hormonal contraception; and (3) those women who are expected to utilize Phexxi as added protection to their current form of birth control. Our market research has indicated that the hormone-free, on-demand, woman-controlled aspect of Phexxi makes it an attractive option across the entire competitive set.
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
Manufacturing
We outsource the manufacturing of Phexxi (and our investigational product candidates) to a third party. We are currently contracted with a gel manufacturer to manufacture Phexxi in accordance with all applicable current good manufacturing practices (cGMP) regulations, as well as in compliance with all applicable laws and other relevant regulatory agency requirements for manufacture of pharmaceutical drug products and combination drug-device products. As of December 31, 2022, we estimated that we had manufactured inventory on hand to support approximately nine months of anticipated demand for Phexxi. An additional six Phexxi batches, included in other non-current assets in the consolidated balance sheets, had been manufactured and awaited release as of that date and are therefore not include in this estimated timing.

Our Pipeline
Phase 3: EVO100 for STI Prevention
Until October 2022, we were evaluating EVO100 for the prevention of urogenital chlamydia and gonorrhea in women. Chlamydia and gonorrhea are among the many bacterial and viral pathogens that require a higher pH environment to thrive. in 2018, the CDC reported that infections with these two sexually transmitted pathogens cost the U.S. healthcare system $1 billion, in aggregate direct and indirect costs. There are no FDA-approved drugs to prevent these sexually transmitted diseases (STIs), and we believe there is a clear need for new prophylactics given the rising incidence and increasing antibiotic resistance of gonorrhea. We therefore advanced our program to investigate the potential for EVO100 to prevent vaginal infection with these two common pathogens.
Our Phase 2B/3 trial (AMPREVENCE) achieved its primary and secondary endpoints, demonstrating statistically significant reductions in chlamydia and gonorrhea infections of 50% and 78%, respectively, in women receiving EVO100 vs. placebo. Based on these highly positive clinical outcomes we initiated a Phase 3 clinical trial (EVOGUARD) to evaluate EVO100 for these potential indications in 2020. This randomized, placebo-controlled clinical trial enrolled 1,903 women with a prior chlamydia or gonorrhea infection who were at risk for future infection.

On October 11, 2022, we reported that EVOGUARD did not meet its primary efficacy endpoint. We believe COVID-19 related changes in clinical site operations, subject behavior and actions including deviations from following the clinical study protocol requirements related to STI acquisition, detection, and prevention contributed to this outcome. The product safety profile was consistent with what has been observed in prior clinical trials, and only two women (0.1%) in the study discontinued due to adverse events. We believe there is a path forward for EVO100 and may in the future conduct a new Phase 3 clinical trial of EVO100 for these potential indications. However, due to financial constraints, we discontinued investment in this clinical program in October 2022.
The FDA granted Fast Track Designation to EVO100 for the prevention of both chlamydia and gonorrhea. The FDA also designated EVO100 a Qualified Infectious Disease Product (QIDP) or the prevention of urogenital chlamydia infection in women and the prevention of urogenital gonorrhea infection in women.
Phase 2- Ready: EVO200 Vaginal Gel for Recurrent Bacterial Vaginosis
Our investigational candidate for the reduction of recurrent bacterial vaginosis (BV), EVO200 vaginal gel, uses the same proprietary vaginal pH modulator platform as Phexxi. In a Phase 1 dose-finding trial for this indication, the highest dose formulation of the study drug demonstrated reduced vaginal pH for up to seven days following a single administration. We may decide to pursue further development of EVO200 in the future. The FDA has designed EVO200 as a Qualified Infectious Disease Product (QIDP) for this indication, which provides several important potential advantages including, but not limited to, longer market exclusivity.
Pre-clinical: MPT Vaginal Gel for HIV Prevention
In December 2021, we launched a collaboration with Orion Biotechnology Canada Ltd. (Orion) to evaluate the compatibility and stability of Orion’s novel CCR5 antagonist, OB-002, in Phexxi with the goal of developing a Multipurpose Prevention Technology (MPT) product candidate for indications including the prevention of HIV in women. Assuming positive preclinical results, Evofem and Orion will seek government and philanthropic funding for subsequent clinical trials of any resulting MPT vaginal gel product candidate.
Thin Film Project

In February 2020, we contracted with the University of South Australia to develop a vaginally applied thin film as a second-generation vaginal pH modulator product. The target indications of the thin film are the prevention of pregnancy, chlamydia, and gonorrhea in women. The lead thin film candidates have been selected, and stability data has been generated with positive results. Next steps are to optimize the lead candidates and select the appropriate packaging for long term storage.
Rush License Agreement
In 2014, we entered into an amended and restated license agreement with Rush University (the Rush License Agreement) pursuant to which Rush University granted us an exclusive, worldwide license of certain patents and know-how related to our multipurpose vaginal pH modulator technology (the Rush License IP) authorizing us to make, distribute and commercialize products and processes for any and all therapeutic, prophylactic and/or diagnostic uses, including, without limitation, use for female vaginal health and/or birth control. Pursuant to the Rush License Agreement, we are obligated to pay quarterly royalty payments in amounts equal to a single-digit percentage of the gross amounts we receive on a quarterly basis less certain deductions incurred in the quarter based on a sliding scale. We are also obligated to pay a minimum annual royalty amount of $100,000 to the extent these earned royalties do not equal or exceed $100,000 in a given year. A minimum annual royalty amount of $100,000 was first required for the annual period commencing on January 1, 2021. The royalty costs for the year ended December 31, 2022 were $1.1 million.
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
As of February 10, 2023, we owned or had exclusive license to approximately 49 issued patents and allowed applications in the United States and other countries and jurisdictions, and had approximately 22 patent applications pending in the United States and other countries and jurisdictions. This includes four U.S. patents which cover Phexxi and its labeled indication that are listed in the U.S. FDA publication Approved Drug Products with Therapeutic Equivalence Evaluations (the Orange Book):
•U.S. Patent No. 11,337,989: Method of use patent covering contraception using the L-Lactic Acid Phexxi formulation;
•U.S. Patent No. 11,439,610: Composition of matter patent covering compositions containing L-Lactic Acid, including the Phexxi formulation;
•U.S. Patent No. 10,568,855: Method of use patent covering contraception using the L-Lactic Acid Phexxi formulation; and,
•U.S. Patent No. 6,706,276: Composition of matter patent covering Phexxi.
We solely own several patent application families relating to the composition and therapeutic use of our vaginal pH modulator gel, which, upon issue, would expire at the earliest in 2033. We also have the Rush License IP, which provides general protection for our vaginal pH modulator platform. Our vaginal pH modulator platform could be eligible for regulatory extensions to at least 2026 in the United States and in certain European jurisdictions, if granted by those regulatory bodies. Rush University has submitted a patent term extension (PTE) application requesting a five-year PTE for the U.S. patent and has received two Orders Granting Interim Extension (OGIE), which have extended the expiration of the U.S. patent by two years to 2023. We believe that our licensed and solely owned non-hormonal birth control gel patents and pending patent applications, combined with our substantial know-how in this field, will continue to provide opportunities for us to establish a significant barrier to competitor entry into the market.
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
Trademark Basics and Strategy
We own or have rights to various trademarks, copyrights and trade names used in our business, including Evofem, Phexxi and Femidence. All of our logos and trademarks appearing in this Annual Report are the property of Evofem Biosciences, Inc. All other third-party trademarks appearing in this Annual Report are the property of their respective holders. Our use or display of other parties’ trademarks, trade dress, or products in this Annual Report is not intended to, and does not, imply a relationship with, or endorsement or sponsorship of us, by the trademark, trade dress, or product owner.
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

The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must become effective before human clinical trials in the United States may begin and is required to be updated annually. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about issues such as the conduct of the trials as outlined in the IND and imposes a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. Clinical holds also may be imposed by the FDA at any time before or during studies due to safety concerns or non-compliance. We currently have two active INDs on file with the FDA: one for EVO100 for the prevention of urogenital chlamydia and urogenital gonorrhea, and one for our BV product candidate (EVO200).

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

Assuming successful completion of the required clinical testing, the results of the preclinical studies and of the clinical trials, together with detailed information relating to the product’s chemistry, manufacturing, and controls and proposed labeling, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications. An NDA must be accompanied by payment of a significant user fee to the FDA (for example, for the fiscal year ending December 31, 2023, this application fee exceeds $3.2 million). Annual program fees are also assessed on each sponsor of an approved NDA after a drug’s approval. Section 505(b)(1) and Section 505(b)(2) of the FDCA are the provisions governing the type of NDAs that may be submitted under the FDCA. Section 505(b)(1) is the traditional pathway for new chemical entities when no other new drug containing the same active pharmaceutical ingredient or active moiety, which is the molecule or ion responsible for the action of the drug substance, has been approved by the FDA. As an alternate pathway to FDA approval for new or improved formulations of previously approved products, a company may file a Section 505(b)(2) NDA. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference.

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

The approval process is lengthy and often difficult, and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. On the basis of the FDA’s evaluation of the NDA and information, including the results of the inspection of the manufacturing facilities, it issues either an approval letter or a Complete Response Letter, or CRL. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with the submission of additional information responding to the deficiencies identified in a prior CRL, however, the FDA ultimately may decide that a new drug application does not satisfy the regulatory criteria for approval.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act (PDMA), which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. More recently, the Drug Supply Chain Security Act (DSCSA), was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States, including most biological products. The DSCSA mandates phased-in resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10-year period that is expected to culminate in November 2023. On February 4, 2022, FDA announced the availability of the proposed rule "National Standards for the Licensure of Wholesale Drug Distributors and Third-Party Logistics Providers" (Docket No. FDA-2020-N-1663) as required by the Drug Supply Chain Security Act (DSCSA). The proposed rule, when finalized, would provide greater assurance that supply chain participants are sufficiently vetted and qualified to distribute prescription drugs, further strengthening the supply chain. On May 24, 2022, FDA extended the comment period for the proposed Rule to September 6, 2022, to allow interested stakeholders additional time to submit comments. As of the date of this annual report, the FDA had not provided a subsequent update on the proposed rule.

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
The FDCA also provides three years of marketing exclusivity for a NDA, 505(b)(2) NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving follow-on applications for drugs containing the original active agent. Five-year and three-year exclusivity also will not delay the submission or approval of a traditional NDA filed under Section 505(b)(1) of the FDCA. However, an applicant submitting a traditional NDA would be required to either conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness. The three-year new product exclusivity for the Phexxi NDA expires on May 22, 2023. The product's intellectual property also includes four U.S. patents which cover Phexxi and its labeled indication that are listed in the U.S. FDA publication Approved Drug Products with Therapeutic Equivalence Evaluations (the Orange Book); these patents are expected to protect Phexxi into 2033.
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

A QIDP is defined in the GAIN Act to mean “an antibacterial or antifungal drug for human use intended to treat serious or life-threatening infections, including those caused by: (1) an antibacterial or antifungal resistant pathogen, including novel or emerging infectious pathogens;” or (2) certain “qualifying pathogens.” A “qualifying pathogen” is a pathogen that has the potential to pose a serious threat to public health (e.g., resistant gram positive pathogens, multi-drug resistant gram negative bacteria, multi-drug resistant tuberculosis and Clostridium difficile) and that is included in a list established and maintained by FDA. A drug sponsor may request FDA to designate its product as a QIDP any time before the submission of an NDA for that indication. FDA must make a QIDP determination within 60 days of the designation request. A product designated as a QIDP may be granted priority review by FDA upon submission and can also qualify for “Fast Track” status, described further below. We have received two QIDP designations from the FDA for EVO100 for the prevention of urogenital infection in women with both chlamydia and gonorrhea and one for EVO200 for BV.
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
We have received two Fast Track designations from the FDA for EVO100 for the prevention of urogenital chlamydia and gonorrhea infection in women.
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
Health Care Reform and Potential Changes to Laws and Regulations
In the United States and some foreign jurisdictions, there have been, and continue to be, legislative and regulatory changes both enacted and proposed related to the health care system, which could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. In particular, the FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted. For example, in December 2016, the 21st Century Cures Act (Cures Act), was passed by Congress and signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and devices and to spur innovation, but its ultimate implementation is uncertain. In addition, in August 2017, the FDA Reauthorization Act was signed into law, which reauthorized the FDA’s user fee programs and included additional drug and device provisions that build on the Cures Act. A subsequent FDA reauthorization package was finalized by Congress on September 30, 2022, and several other FDA-related changes are being proposed in Congress, including several within a “Cures 2.0” bill that is likely to have bipartisan support. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we otherwise may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.
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
Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2030 unless additional congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), which was signed into law on March 27, 2020, and was designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030, in order to offset the added expense of the 2020 cancellation. The suspension was subsequently extended through March 31, 2022, with a reduction of the suspension to 1% sequester through June 30, 2022. On July 1, 2022 the Medicare sequester increased to 2%.
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
Corporate Information
Effective April 1, 2023, our corporate headquarters are located at 7770 Regents Rd, Suite 113-618, San Diego, CA 92122-1967, and our telephone number is (858) 550-1900. Our website is located at www.evofem.com. Our Annual Report, Annual Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act) will be made available free of charge on our website as soon as reasonably practicable after we electronically file these materials with, or furnish it to, the Securities and Exchange Commission (SEC) on their website located at www.sec.gov. The contents of our website are not incorporated into this Annual Report, and our reference to the URL for our website is intended to be an inactive textual reference only. The information contained on, or that can be accessed through, our website is not a part of this Annual Report.

Employees

As of April 7, 2023, we had a total of 35 full-time employees and two part-time employees. We also engage consultants and contract workers on an as-needed basis. We believe that relations with our employees and consultants are good.

Item 1A. Risk Factors.
Summary of Risk Factors
The risk factors described below are a summary of the principal risk factors associated with an investment in Evofem. These are not the only risks we face. You should carefully consider the following risk factors, together with all of the other information included in this Annual report, including the financial statements and related notes, when deciding to invest in us. You should be aware that the occurrence of any of the events described in this Risk Factors section and elsewhere in this Annual Report could have a material adverse effect on our business, financial position, results of operations and cash flows and the trading price of our securities could decline and you could lose all or part of your investment.
Risks Related to Our Financial Condition and Capital Requirements
•We received a Notice of Default on the Baker Bros. Purchase Agreement.
•We are currently over 90 days past due on a significant amount of vendor obligations, including pursuant to previous lease agreements. We may not be able to refinance, extend or repay our substantial indebtedness owed to our secured and unsecured lenders, which would have a material adverse effect on our financial condition and ability to continue as a going concern.
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
Risks Related to Potential Bankruptcy
•We are subject to risks and uncertainties associated with potential bankruptcy proceedings including a long and protracted restructuring.
•Our financial results may be volatile and may not reflect historical trends.
Risks Related to Commercialization of Phexxi
•Failure to successfully commercialize Phexxi for prevention of pregnancy would likely cause our business to fail.
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
•We may be subject to claims that our employees have wrongfully used or disclosed or wrongfully use alleged trade secrets of their former employers.
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
Risks Related to Our Commercialization of Health Care Products
•Changes in health care laws and regulations may eliminate current requirements for health insurance plans to cover and reimburse FDA-cleared or FDA-approved contraceptive products without cost sharing, which could reduce demand for products such as Phexxi.
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
Risks Related to Our Business Operations
•We will need to expand the size of our organization, and we may experience difficulties in managing this growth or be unable to successfully commercialize Phexxi, develop any product candidates or otherwise implement our business plan.
Risks Related to Our Common and Preferred Stock
•Our management has identified material weakness in our internal controls and procedures.
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
•Because, until a reverse split is effectuated, we do not have sufficient authorized capital on a fully diluted basis, the excess outstanding capital exposes us to liability, and we will need to increase our authorized capital, effectuate a reverse split or obtain effective waivers from derivative securityholders.
•We may not obtain requisite shareholder approval to approve an increase in the authorized, reverse split or other corporate action relating to the common stock when and if needed.
•If approved, a reverse stock split may decrease the liquidity of our common stock.
•A reverse stock split may lead to a decrease in our overall market capitalization.
•Our common stock could be further diluted as the result of the issuance of additional shares of common stock, convertible securities, warrants or options.
•We are and may continue to be subject to short-selling strategies.
•Our business could be negatively affected as a result of the actions of activist stockholders.
•We may become a defendant in one or more stockholder derivative or class-action litigation(s), and any such future lawsuit(s) may adversely affect our business, financial condition, results of operations and cash flows.

Risks Related to Our Financial Condition and Capital Requirements

We are currently in Default of the Securities Purchase and Security Agreement with Baker Brothers.

On March 7, 2023, Baker Bros. Advisors, LP (the Designated Agent) provided a Notice of Event of Default and Reservation of Rights (the Notice of Default) relating to the Securities Purchase and Security Agreement dated April 23, 2020, and subsequently amended (SPA), by and amount the Company, Designated Agent, the Guarantors and Baker Purchasers. The Notice of Default claims that the Company has failed to maintain the “Required Reserve Amount” as required by Section 2.7 of the Third Amendment to the Securities Purchase Agreement and Section 8.1(e) of the SPA. The Designated Agent claims such failure constitutes an immediate Event of Default pursuant to Section 9.1(e) of the SPA. The Designated Agent, at the direction of the Baker Purchasers, has accelerated repayment of the outstanding balance payable and elected its remedies pursuant to Section 5.07(b) of the Securities Purchase Agreement. As a result, approximately $92.8 million representing two times the sum of the outstanding balance and all accrued and unpaid interest thereon and all other amounts due under the SPA and other documents is due and payable within three business days of receipt of the Notice of Default. The failure to cure the default or otherwise settle or resolve, could have a significant negative financial impact on the Company, could result in litigation, and could result in the assets of the company being seized, attached or otherwise utilized to satisfy the debt.
We are currently over 90 days past due on a significant amount of vendor obligations. We may not be able to refinance, extend or repay our substantial indebtedness owed to our secured and unsecured lenders, which would have a material adverse effect on our financial condition and ability to continue as a going concern.

As of April 7, 2023, we have approximately $19.3 million in accounts payable with approximately $14.1 million that is over 90 days past due (not including the Baker Notes described herein). If we are unable to repay these amounts, as well as our existing debt obligations at maturity, and we are otherwise unable to extend the maturity dates or refinance these obligations, we would be in default. We cannot provide any assurances that we will be able to raise the necessary amount of capital to repay these obligations or that we will be able to extend the maturity dates or otherwise refinance these obligations. Upon a default, our secured lenders would have the right to exercise their rights and remedies to collect, which would include foreclosing on our assets. Accordingly, a default would have a material adverse effect on our business, and we would likely be forced to seek bankruptcy protection.

Our audited financial statements included a statement that there is a substantial doubt about our ability to continue as a going concern and a continuation of negative financial trends could result in our inability to continue as a going concern.

Our management has determined that there is a substantial doubt about our ability to continue as a going concern over the next 12 months from the estimated filing date of April 27, 2023. Our independent auditors have included a “going concern” explanatory paragraph in their report on our financial statements as of and for the year ended December 31, 2022 as filed in this Annual Report on Form 10-K. The reaction of investors to the inclusion of a going concern statement by our independent auditors, and our potential inability to continue as a going concern, could materially adversely affect the price of our common stock.

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
We have incurred yearly losses and negative cash flows since our inception, including net losses of $76.7 million and $205.2 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $938.7 million. Negative cash flows from our operations are expected to continue for the foreseeable future. To date, we have devoted substantially all our financial resources to the development and commercialization of Phexxi for hormone-free contraception and to the development of EVO100 for the prevention of chlamydia and gonorrhea and our other product candidates, as well as providing general and administrative support for our operations. Our utilization of cash has historically been highly dependent on these development programs and the commercialization of Phexxi in the United States. In October 2022, we discontinued development of EVO100 for the prevention of chlamydia and gonorrhea and have no plans to advance clinical development of this program or to significantly invest in other clinical programs or product candidates for the foreseeable future. We plan to allocate capital to fund our continued commercialization efforts. Our cash expenses will also continue to be dependent on the terms and conditions of our contracts with service providers and any license partners.

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

The net losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. Due to the recurring losses, negative cash flows from operating activities since inception, and net working capital at December 31, 2022, the report of our independent registered public accountant on our financial statements as of and for the years ended December 31, 2022 and 2021 filed with this Annual Report on Form 10-K for the year ended December 31, 2022 includes explanatory language describing the existence of substantial doubt about our ability to continue as a going concern. In addition, our management has further determined that there is a substantial doubt about our ability to continue as a going concern over the next 12 months from the estimated filing date of April 27, 2023.
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

From time to time, we may provide guidance as to our anticipated future performance and certain unit shipment information, prescription and prescriber statistics, website and search statistics and other metrics. We may fail to achieve the performance described in any such guidance, and any information or metrics we may provide may be not be indicative of future results. In addition, we provide co-pay assistance to commercially insured patients with an approved Phexxi prescription and utilize a sample program to promote demand for Phexxi. The co-pay program reduces the amount of profit we realize per unit sold, however it is a value program to patients that we aim to continue in 2023. Because of the expense to run the program, we will look to modify the business rules surrounding the co-pay program in the future, particularly as payers increasingly cover Phexxi at $0 co-pay to comply with HRSA guidelines; compliance is mandated beginning January 1, 2023 and enforcement action is anticipated. If we are not able to generate sufficient revenue from product sales of Phexxi, the revenue from product sales of Phexxi is not sufficiently profitable, we fail to meet our guidance, or our information or metrics is not indicative of our future results of operations, this could materially and adversely affect our business results of operations, the price of our common stock, our financial condition and our ability to raise additional capital.
We will need to raise significant additional funds to finance our operations, including the commercialization of Phexxi, and to remain a going concern. If we are unable to raise additional capital when needed or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our business initiatives or to cease our operations entirely.

We have incurred significant losses and negative cash flows since our inception. We believe our existing capital resources as of April 7, 2023 are sufficient to fund our planned operations into the third quarter of 2023. Our ability to raise additional funds will depend, in part, on our ability to successfully commercialize Phexxi in the United States. If, for whatever reason, we are unsuccessful in these efforts, it may make any necessary debt, equity or alternative financing more difficult, more costly and more dilutive. Attempting to secure additional financing will divert our management from our day-to-day activities, which may adversely affect our ability to commercialize Phexxi. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Furthermore, the global credit and financial markets have experienced extreme volatility and disruptions in recent history, particularly for life science companies. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional funds when needed or on acceptable terms, we may be unable to continue commercializing Phexxi as a contraceptive. In addition, we may be required to delay, scale back or eliminate some or all of our business initiatives or be forced to cease operations entirely. To the extent we raise additional capital through the sale of equity, convertible debt or other securities convertible into equity, the ownership interest of our stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Future debt financings, if available at all, would likely involve agreements with additional covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, making additional product acquisitions or declaring dividends. If we raise additional funds through strategic collaborations, alternative non-dilutive financing, such as royalty-based financing, or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates or future revenue streams or grant licenses on terms that are not favorable to us.

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

In April 2020, we entered into a Securities Purchase and Securities Agreement (the “Baker Bros. Purchase Agreement”) with certain institutional investors and their designated agent pursuant to which we issued and sold secured convertible promissory notes in an aggregate principal amount of $25.0 million and warrants to purchase shares of our common stock. In November 2021, we entered into the first amendment to the Baker Bros. Purchase Agreement which extends the affirmative covenant to achieve $100.0 million in cumulative net sales of Phexxi by June 30, 2022 to June 30, 2023. On March 7, 2023, Baker Bros. Advisors, LP (the Designated Agent) provided a Notice of Event of Default and Reservation of Rights (the Notice of Default) relating to the Baker Bros. Purchase Agreement.

In October 2020, we entered into a Securities Purchase Agreement (the “Adjuvant Purchase Agreement”) pursuant to which we issued and sold to certain institutional investors unsecured convertible promissory notes in an aggregate principal amount of $25.0 million. On April 4, 2022, we entered into the first amendment to the Adjuvant Purchase Agreement (the “First Adjuvant Amendment”). The First Adjuvant Amendment extended, effective as of the date on which we achieved the Qualified Financing Threshold upon the closing of the May 2022 Public Offering, the affirmative covenant to achieve $100.0 million in cumulative net sales of Phexxi by June 30, 2022 to June 30, 2023. The First Adjuvant Amendment also provided for an adjustment to the conversion price of the Adjuvant Notes such that the conversion price for these Notes, effective as of the reverse stock split the conversion price will now be the lesser of (i) $5.4279 and (ii) 100% of the lowest price per share of common stock (or with respect to securities convertible into common stock, 100% of the applicable conversion price) sold in any equity financing until we have met the Qualified Financing Threshold.

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

These debt arrangements limit our ability to incur debt, merge, or declare dividends and, in certain circumstances, and with respect to the January 2022 Notes and March 2022 Notes, the holders may require us to redeem outstanding amounts out of gross proceeds raised in certain subsequent offerings which could mean money raised in these offerings would not ultimately be able to be used to fund our ongoing operations. The Baker Notes are secured by substantially all of our assets, and we are currently in default. Our failure to make payments as due under any of the Notes could be an event of default under all of the Notes. Events of default under these arrangements could also include, but are not limited to, a material breach of representations, our failure to comply with our obligation to convert convertible notes, our failure to perform or observe, and in certain instances, cure, certain covenants, including, but not limited to, covenants requiring us to maintain the listing of shares of our common stock on the OTCQB and, assuming no further amendment of current terms, to achieve cumulative net sales of Phexxi of at least $100.0 million by June 30, 2023. In the event of a default and depending on the terms of each Note, a holder of the Notes may be entitled to redemption premiums, treble amounts and other remedies described in their respective agreements. Any default could materially and adversely impact our business, results of operations and financial condition, as well as increase our need to raise additional capital, cause us to cease our operations entirely and may result in the holders of our common stock not receiving any value for their investment.

On December 20, 2022, we entered into a securities purchase agreement (SPA), with certain investors (the “Investors”) providing for the sale and issuance of senior secured convertible notes due in the aggregate original principal amount of $2,307,692,31 (the Notes), warrants to purchase an aggregate 46,153,847 shares of common stock (Warrants) and an aggregate 70 shares of Series D Preferred Stock (the Preferred Shares) (collectively, the Offering). The Offering closed on December 21, 2022 (the Closing Date) and as a result, we issued an aggregate $2,307,692 in aggregate principal amount of Notes and the Warrants to purchase 46,153,847 shares of common stock. Each Investor shall paid approximately $650 for each $1,000 of principal amount of Notes, Preferred Shares and Warrants. Our net proceeds from the Offering, after deducting offering expenses were approximately $1,250,000.

On December 19, 2022, we entered into the First Amendment to Forbearance Agreement (the Amendment) effective as of December 15, 2022 (the Amendment Effective Date) to amend certain provisions of the of the Secured Creditor Forbearance Agreement dated September 15, 2022. The Amendment revises the Secured Creditor Forbearance Agreement to (i) amend the Fifth Recital Clause to clarify that the Purchasers consent to any additional indebtedness pari passu, but nor senior to that of the Purchases, in an amount not to exceed $5,000,000, and (ii) strike and entirely replace Section 4 to clarify the terms of the Purchasers’ consent to Interim Financing (as defined therein). No other revisions were made to the Secured Creditor Forbearance Agreement, including the requirement under Section 5. Agreement to Forbear where the Forbearance Termination Event means, among other things, the first date after December 31, 2022 on which our total cash falls below $1,000,000.

A failure to comply with these obligations, triggering additional events of default, or other breach could have a material adverse effect on our business, financial condition or results of our operations.

We have a limited number of shares of common stock available for future issuance which could adversely affect our ability to raise capital or consummate strategic transactions.

We are currently authorized to issue 500,000,000 shares of common stock under our amended and restated certificate of incorporation. As of April 7, 2023 we have issued 215,961,346 shares of common stock and approximately 23.5 billion shares of common stock were committed for issuance giving effect to the assumed exercise of all outstanding warrants, options, purchase rights and the assumed conversion of all issued and outstanding convertible notes. The conversion prices of the Adjuvant Convertible Notes (as amended) and Baker Convertible Notes may also be subject to adjustment depending on the price of issuances in future financings as described above. These adjustments would further increase the numbers of shares of common stock to be reserved as a result of these adjustments. Due to the limited number of authorized shares common stock available for future issuance, we may not able to raise additional equity capital or complete a merger or other business combination unless we increase the number of shares we are authorized to issue. We would need to seek stockholder approval to increase the number of our authorized shares of Common Stock, and we can provide no assurance that we would succeed in amending our amended and restated certificate of incorporation to increase the number of shares of Common Stock we are authorized to issue which could negatively impact our business, prospects and results of operations.
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

We have not paid our Fiscal Year 2023 PDUFA Invoice for Phexxi to the FDA in the amount of $0.4 million with an original due date of November 7, 2022, and grace period through December 6, 2022. Beyond this date, interest and penalties have begun to be applied retroactively to the original due date of October 7, 2022. The most recent reminder payment correspondence from the FDA was received on March 17, 2023, and states that we are currently on the arrears list. As a result, any drug application or supplement we submit will be considered incomplete and will not be accepted for consideration for filing until all fees, interest and penalties are paid.

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

In 2020, Rush University submitted a PTE application for the U.S. patent which we licensed from them, requesting a five-year PTE to 2026. Two Orders Granting Interim Extension (OGIEs) were received from the USPTO, extending the expiration of this patent to 2023. A third request for interim patent term extension was filed on December 7, 2022. If granted, the expiration of this patent would be extended to 2024. However, we may not be granted a full five-year PTE for this patent or any similar extension outside the United States, such as SPC for the European patents, because of, for example, our inability to exercise due diligence during the testing phase or regulatory review process, our inability to apply within applicable deadlines, our inability to apply prior to expiration of relevant patents, or if we are otherwise unable to satisfy applicable requirements. Moreover, the applicable time or the scope of patent protection afforded could be less than our or Rush University’s request. If we or Rush University are unable to obtain PTE, or the term of any such extension is shorter than what we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and prospects could be materially harmed.

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

If an event of default continues and remains uncured under our issued and outstanding secured convertible notes issued pursuant to the Baker Bros. Purchase Agreement, the note holders could take possession of all assets owned by us, including any directly owned intellectual property.

On March 7, 2023, Baker Bros. Advisors, LP (the Designated Agent) provided a Notice of Event of Default and Reservation of Rights (the Notice of Default) relating to the Securities Purchase and Security Agreement dated April 23, 2020, and subsequently amended (SPA), by and among Evofem, Designated Agent, the Guarantors and Baker Purchasers. The Notice of Default claims that the Company has failed to maintain the “Required Reserve Amount” as required by Section 2.7 of the Third Amendment to the Securities Purchase Agreement and Section 8.1(e) of the SPA. The Designated Agent claims such failure constitutes an immediate Event of Default pursuant to Section 9.1(e) of the SPA. The Designated Agent, at the direction of the Baker Purchasers, has accelerated repayment of the outstanding balance payable and elected its remedies pursuant to Section 5.07(b) of the Securities Purchase Agreement. As a result, approximately $92.8 million, representing two times the sum of the outstanding balance and all accrued and unpaid interest thereon and all other amounts due under the SPA and other documents, is due and payable within three business days of receipt of the Notice of Default. We disagree with the Designated Agent’s claims and have invited the Designated Agent to reconsider and rescinded its Notice of Default and request for payment, for which no formal request for payment has yet been made. Given our current inability to pay any amounts due under the Baker Bros. Purchase Agreement or under the convertible notes, the designated agent of these note holders has the right to take possession of all of our assets and/or pursue any available legal remedies against us.

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
•we may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our product or product candidates; and,

•our third-party manufacturers could breach or terminate their agreements with us.

Each of these risks could impact the continued availability of Phexxi or could result in higher costs or deprive us of potential product revenue and, should we resume research and development activities, could delay our clinical trials, the approval of our product candidates by the FDA or the commercialization of our product candidates. In addition, we rely on third parties to perform release testing on our products and product candidates prior to delivery to patients. If these tests are not appropriately conducted and test data are not reliable, patients could be put at risk of serious harm, which could result in product liability suits.

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

The regulatory environment surrounding information security, data collection, and privacy is increasingly demanding. We are subject to numerous U.S. federal and state laws and regulations governing the protection of health, personal information, and financial information of our customers, clinical subjects, clinical investigators, employees, and vendors/business contacts. For example, California has implemented the California Confidentiality of Medical Information Act that imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information, and California has recently adopted the CCPA, which went into effect in January of 2020. The CCPA mirrors a number of the key provisions of the EU General Data Protection Regulation (GDPR) described below. The CCPA establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. Additionally, a new privacy law, the California Privacy Rights Act (CPRA), was a ballot measure approved by California voters in the election on November 3, 2020, and certain provisions are effective as of January 1, 2022 with full effectiveness as of January 1, 2023. The CPRA modifies and expands the CCPA significantly, and among other things, creates the California Privacy Protection Agency with full administrative power, authority and jurisdiction to implement and enforce CCPA. CPRA transferred rulemaking authority from the California attorney General to the California Privacy Protection Agency effective July 1, 2021 with final CPRA regulations due by July 1, 2022. CPRA enforcement will begin July 1, 2023. The CCPA creates the potential for further uncertainty, additional costs and expenses in our efforts to comply with California privacy requirements and additional potential for harm and liability for failure to comply. Virginia and Colorado enacted similar data protection laws in 2021, and other U.S. states have proposals under consideration, increasing the regulatory compliance risk.

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

In addition, U.S. and global financial markets have experienced disruption due to various macroeconomic and geopolitical events. These include, but are not limited to, rising inflation, rising interest rates, the risk of a recession and other ongoing global conflicts. For example, on March 10, 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. At the time of the closure we held assets in an account with SVB, however we were able to retrieve such funds and move them to other institutions, and as of the date of this Annual Report, we do not have funds in an SVB account. On March 12, 2023, the FDIC announced that Signature Bank was closed and that the FDIC was appointed as receiver. On March 13, 2023, the FDIC announced that all of SVB's deposits and substantially all of its assets had been transferred to a newly created, full-service FDIC-operated bridge bank, SVBB. SVBB assumed all loans that were previously held by SVB. On March 27, 2023, First-Citizens Bank & Trust Company assumed all of SVBB's customer deposits and certain other liabilities and acquired substantially all of SVBB's loans and certain other assets from the FDIC. While we have had full access to the assets and were able to successfully protect them since March 13, 2023, we may be impacted by other disruptions to the U.S. banking system caused by the recent developments involving SVB, including potential delays in our ability to transfer funds and potential delays in making payments to vendors while new banking relationships are established. We cannot predict at this time to what extent our or our collaborators, employees, suppliers, contract manufacturers and/or vendors could be negatively impacted by these and other macroeconomic and geopolitical events.

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
As of April 7, 2023, we had a total of 35 full-time employees and two part-time employees. In addition, we use third-party consultants to assist with finance, including regulatory filings, sales, marketing and market access research and programs, as well as general and administrative activities. As our development and commercialization plans and strategies continue to develop, we expect that we will expand the size of our employee base for managerial, operational, sales, marketing, financial, regulatory affairs and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, management may have to divert a disproportionate amount of its attention away from day-to-day activities and devote a substantial amount of time to managing these growth activities, which would lead to disruptions in our operations. We cannot provide assurance that we will be able to retain adequate staffing levels to run our operations and/or to accomplish all the objectives that we otherwise would seek to accomplish, or that our staffing levels may turn out to be too robust for our actual business activity.

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

While we remain a smaller reporting company and have revenues of less than $100 million per year, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. If and when we are required to achieve compliance with regulatory auditor attestation report requirements within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. As described herein, we have identified one or more material weaknesses. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Loss of 39 employees during the 2022 RIF and 11 employees during the March 2023 RIF and the inability to attract and retain qualified key management personnel would impair our ability to implement our business plan.

Our success largely depends on the continued service of key management, advisors and other specialized personnel, including Saundra Pelletier our Chief Executive Officer, who is employed at-will and for whom we do not have “key man” insurance coverage. On October 10, 2022 Alex Fitzpatrick, our General Counsel and Secretary, tendered his resignation effective October 14, 2022 and his position as General Counsel has not been filled, but rather we have hired outside counsel to perform those duties. On March, 3, 2023 Justin J. File, our Chief Financial Officer tendered his resignation effective April 3, 2023. On March 6, 2023, our Board of Directors appointed Albert Altro as Interim Chief Financial Officer and on April 13, 2023, our Board of Directors appointed Ivy Zhang as Chief Financial Officer and Secretary.

As a result of the RIF in the fourth quarter of 2022, we reduced our workforce by 39 employees. As a result of the RIF in the first quarter of 2023, we further reduced our workforce by 11 employees. The loss of one or more members of our management team or other key employees or advisors could delay our commercialization efforts and could also have a material and adverse effect on our business, financial condition, results of operations and prospects. Our future success will depend in large part on our continued ability to attract and retain other highly qualified management personnel, as well as personnel with expertise in women’s health care, drug development, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations (many of whom have substantially greater financial resources than us), and we might not be able to attract or retain these key employees on conditions that are economically acceptable. Our inability to attract and retain these key employees could prevent us from achieving our objectives and implementing our business strategy, which could have a material adverse effect on our business and prospects.

In connection with the two RIFs, and/or the departure of key personnel, we may be subject to certain separation payments, legal actions or other claims.

As a result of the RIFs in the fourth quarter of 2022 and first quarter of 2023, we reduced our workforce by 39 and 11 employees, respectively. Also, on March 3, 2023, Justin J. File, our Chief Financial Officer, tendered his resignation effective April 3, 2023. We are and may continue to be responsible for the payment of all earned and unpaid wages, vacation, bonuses and other forms of compensation due to certain employees. Our failure to pay such may result in claims being filed against us and us being subject to further penalties for any violations. The failure to successfully remediate any such disputes or pay any amounts payable could negatively impact our business, financial conditions, results of operations and prospects.

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

Delisting from the Nasdaq Capital Market has made trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Other possible consequences could include: a default under our Notes, an adverse effecting on our ability to obtain equity financing at acceptable terms or at all, a negative effect on the common stock trading volume, price, and an increase in the stock volatility, and a possible loss of confidence by shareholders, employees, and business partners. As noted above, in the event of a default under our Notes, holders of our common stock may not receive the value of their investment.

Our stock price is and may continue to be volatile.

Our Common Stock is currently quoted for public trading on the OTCQB under the symbol "EVFM". The market price for our common stock is volatile and may continue to fluctuate significantly in response to a number of factors, many of which we cannot control, such as quarterly fluctuations in financial results, the timing and our ability to advance the development of our product candidates or changes in securities analysts’ recommendations, any of which could cause the price of our common stock to fluctuate substantially. Each of these factors, among others, could harm your investment in our securities and could result in your being unable to resell any of our securities that you purchase at a price equal to or above the price you paid.

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

Between January 1, 2021 and December 31, 2021, the closing sales price of our common stock reported on the Nasdaq Capital Market ranged between $0.37 and $4.88 per share. Upon being listed on the OTCQB Marketplace on October 10, 2022 the closing sales price started at $0.17, was $0.07 as of December 23, 2022, and was $0.02 as of April 7, 2023. These broad market fluctuations may adversely affect the trading price or liquidity of our common stock. In the past, following periods of volatility in companies’ stock prices, securities class-action litigation has often been instituted against such companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business and financial condition.

There may not be an active, liquid trading market for our equity securities.

Our common stock trades exclusively on the OTCQB Marketplace. Trading volumes on the OTCQB Marketplace can fluctuate significantly, which could make it difficult for investors to execute transactions in our securities and could cause declines or volatility in the prices of our equity securities.

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

As of December 31, 2022, and April 7, 2023, our authorized capital consists of 500,000,000 shares of common stock and 5,000,000 shares of Preferred Stock. As of December 31, 2022, of the authorized common stock, 123,098,285 shares were issued and outstanding and 3,082,369,072 shares were reserved for issuance under pending conversions of convertible notes, purchase rights, warrants and all other derivatives. As of April 7, 2023, of the authorized common stock, 215,961,346 shares were issued and outstanding and approximately 23.5 billion shares were reserved for issuance under pending conversions of convertible notes, rights, warrants and all other derivatives. As such, our fully diluted capital structure is presently well above the amount of common stock we are authorized to issue. Therefore, until we either increase our authorized common stock, effectuate a reverse split, or obtain waivers from the holders of the outstanding derivative securities both and with respect to their rights to an adequate reserve from which to receive the shares of common stock which underlie their respective securities, we are exposed to the risk of liability arising from the excess fully diluted capitalization. In addition to the dilutive effect any exercises of the derivative securities would have, in the event we are unable to obtain the requisite approvals or waivers, or we are delayed in those efforts, the Company and your investment in us would be at risk.

We may not obtain requisite approval to approve an increase in the authorized, reverse split or other corporate action relating to the common stock.

On March 15, 2023, we held a Special Meeting of our Stockholders wherein stockholders approved a reverse split of the outstanding shares of our common stock at a ratio of not less than 1-for-20 and not more than 1-for-125 at any time on or prior to March 15, 2024, with the exact ratio to be set at a whole number within such range by our board of directors. We have not yet effectuated the reverse split. Given the current ownership structure of our common stock, it is possible that any future proposals made to the shareholders of our common stock may not pass or be approved. To approve an increase in the authorized common stock or a reverse split of the common stock, we will need a majority of the then outstanding shares of common stock to not only vote but vote in the affirmative. Since no one person or group own a majority of the currently issued and outstanding shares of common stock, we cannot guarantee that we could obtain requisite shareholder approval to effectuate a reverse split, an increase in the authorized number of common shares, or other corporate action that could benefit us and your investment. Additionally, we cannot guarantee approval by FINRA, SEC or any other governmental or regulatory agency needed to effectuate a corporate action.

A reverse stock split may decrease the liquidity of our common stock.

Although our board of directors believes that an increase in the market price of our common stock could encourage interest in our common stock and possibly promote greater liquidity for our stockholders, such liquidity could also be adversely affected by the reduced number of shares outstanding after the reverse stock split. The reduction in the number of outstanding shares may lead to reduced trading and a smaller number of market makers for our common stock.

A reverse stock split may lead to a decrease in our overall market capitalization.

Should the market price of our common stock decline after a reverse stock split, the percentage decline may be greater, due to the smaller number of shares outstanding, than it would have been prior to the reverse stock split. A reverse stock split is often viewed negatively by the market and, consequently, can lead to a decrease in our overall market capitalization. If the per share market price does not increase in proportion to the reverse stock split ratio, then our value, as measured by our stock capitalization, will be reduced. In some cases, the per-share stock price of companies that have effected reverse stock splits subsequently declined back to pre-reverse split levels and, accordingly, it cannot be assured that the total market value of our common stock will remain the same after the reverse stock split is effected, or that a reverse stock split will not have an adverse effect on our stock price due to the reduced number of shares outstanding after a reverse stock split.

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

Sales of a substantial number of shares of our common stock in the public market could occur. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Future issuances of our securities may cause additional reduction in the percentage interests of our current stockholders in the voting power, liquidation value, our book and market value, and in any future earnings. As of April 7, 2023, 2023, there were approximately 0.6 million shares of our common stock subject to outstanding options which have been registered on registration statements on Form S-8. Furthermore, as of April 7, 2023, there were an aggregate of approximately 23.5 billion shares subject to outstanding warrants to purchase our common stock, reserved for issuance upon conversion of our issued and outstanding convertible notes, and outstanding purchase rights. We have granted (or are required to grant) certain of our security holders registration rights pursuant to our agreements with these holders, including agreements requiring us to register for resale the shares of our common stock issued upon the conversion or exercise of our convertible notes and related warrants.
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

Continued failure to remediate current material weaknesses and establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

As a publicly traded company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. As discussed below, we have identified internal control weaknesses, and need to undertake various actions, such as implementing new internal controls, new systems and procedures and hiring additional accounting or internal audit staff, which could increase our operating expenses. In addition, we may identify additional deficiencies in our internal control over financial reporting as part of that process.

In addition, if we are unable to resolve internal control deficiencies in a timely manner, investors could lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected.

We identified material weaknesses in our internal control over financial reporting as of December 31, 2022 and these or other material weaknesses could continue to materially impair our ability to report accurate financial information in a timely manner.

Item 9A our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 27, 2023 our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2022 and identified material weaknesses in our internal control environment, risk assessment, control activities, monitoring activities and information and communication and therefore did not maintain effective internal control over financial reporting or effective disclosure controls and procedures as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis and/or that requisite regulatory filings will be filed on a timely basis. During the course of preparing our consolidated financial statements and other financial data for the year ended December 31, 2022, we have concluded that we have material weaknesses in each of the following areas:

Control Environment- control deficiencies constituting material weaknesses, either individually or in the aggregate, relating to:(i) an insufficient number of personnel with an appropriate level of experience to create the proper environment for effective internal control over financial reporting and to ensure that (a) there were adequate processes for oversight, (b) there was accountability for the performance of internal control over financial reporting responsibilities, and (c) corrective activities were appropriately applied, prioritized, and implemented in a timely manner, and (ii) oversight processes and procedures that guide individuals in applying internal control over financial reporting were not adequate such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

Risk Assessment - control deficiencies constituting material weaknesses, either individually or in the aggregate, relating to: (i) identifying and assessing risks relating to external financial reporting objectives; (ii) identifying and analyzing risks to achieve these objectives, and (iii) identifying and assessing changes in the business model and leadership that could impact the system of internal controls.

Control Activities - control deficiencies constituting material weaknesses, either individually or in the aggregate, relating to: (i) providing evidence of performance, (ii) providing appropriate segregation of duties, or (iii) operation at a level of precision to identify all potentially material errors.

Monitoring activities - control deficiencies constituting material weaknesses, either individually or in the aggregate, relating to: (i) assessing results of deficiencies; (ii) communicating internal control deficiencies in a timely manner to the board of directors; or (iii) taking corrective actions timely.

Information and communication- control deficiencies constituting material weaknesses, either individually or in the aggregate, relating to: (i) obtaining, generating, and using relevant quality information to support the function of internal control; or (ii) communicating internal control information with the board of directors in a timely manner.

We believe that the material weaknesses described in Item 9A resulted in the failure to prevent or detect these issues. As a result of these material weaknesses, we were unable to timely file our quarterly report on Form 10-Q for the three months ended September 30, 2022 and the Form 10-K for the year-ended December 31, 2022.

We are taking steps to remediate these material weaknesses. However, the remedial measures we are taking may not be adequate to prevent additional misstatements or avoid other control deficiencies or material weaknesses with respect to our control environments, risk assessment, control activities, monitoring activities and/or information and communication or any other matters. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including judgments used in decision making, the nature and complexity of the transactions we undertake, assumptions about the likelihood of future events, the level of adequate qualified personnel, the soundness of our systems, the adequacy of training and experience, the possibility of human error, cost limitations and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management. As a result, our financial statements may contain one or more material misstatements and may not be available on a timely basis or we may discover additional material weaknesses related to control environments, risk assessment, control activities, monitoring activities and/or information and communication or other matters, any of which could cause investors to lose confidence in us and lead to, among other things, unanticipated legal, accounting and other expenses, delays in filing required financial disclosures, enforcement actions by government authorities, fines, penalties, the delisting of our securities, a decline in the prices of our securities, liabilities arising from stockholder litigation and defaults under our various debt obligations.

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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Effective April 1, 2023, our corporate headquarters are now virtual and are located at 7770 Regents Rd, Suite 113-618, San Diego, California. We maintain this address for mail service.
We also continue to be obligated under a lease for our former offices at 12400 High Bluff Drive, Suite 600, San Diego, CA., where we lease approximately 33,290 square fee of office space. This existing lease will expire on September 30, 2025, unless terminated sooner.
We believe that our existing facilities are adequate for our current needs.
Item 3. Legal Proceedings.
From time to time we may be involved in various actual and threatened legal proceedings, claims, investigations and government inquiries arising in the ordinary course of our business, including intellectual property, securities, stockholder derivative claims, employment, governance, workplace culture, contractual rights, false or misleading advertising, or other legal claims relating to our products and operations. Any proceedings, claims or inquiries involving us, whether successful or not, may be time consuming, result in costly litigation, unfavorable outcomes, increased costs of business, may require us to change our business practices or products, require significant amount of management’s time, may harm our reputation or otherwise harm our business and future financial results.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the Nasdaq Global Market on November 20, 2014 under the ticker symbol “NEOT” and corporate name Neothetics, Inc. (Neothetics). Prior to November 20, 2014, there was no public market for our common stock. On January 17, 2018, we completed a merger (the Merger) with privately-held Evofem Biosciences Operations, Inc. (Private Evofem) where Private Evofem survived as our wholly owned subsidiary. In connection with the Merger, we changed our name from “Neothetics, Inc.” to “Evofem Biosciences, Inc.” and changed the ticker symbol for our common stock to “EVFM.” Shares of our common stock began trading on the Nasdaq Capital Market (Nasdaq) under the ticker symbol EVFM on January 18, 2018.

On August 11, 2022, our stock was suspended from trading on the Nasdaq due to noncompliance with its minimum bid price requirement. On October 26 2022, our common stock was formally delisted from Nasdaq. The delisting of our shares from Nasdaq makes our common stock less liquid and makes it more difficult for us to raise funds when and as needed to fund operations. Our common stock began trading on the OTCQB® Venture Market (the OTCQB) of the OTC Markets Group, Inc., a centralized electronic quotation service for over-the-counter securities, effective October 3, 2022 under the symbol “EVFM.”

Holders of Common Stock

As of April 7, 2023, there were 215,961,346 shares of our common stock outstanding and 61 holders of record of our common stock. This number was derived from our stockholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2022, we did not issue any securities that were not registered under the Securities Act of 1933, as amended, that were not reported on a Current Report on Form 8-K.

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

Issuer Repurchases of Equity Securities

    For the quarter ended December 31, 2022, we did not repurchase any equity securities.

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

Overview
We are a San Diego-based commercial-stage biopharmaceutical company committed to developing and commercializing innovative products to address unmet needs in women’s sexual and reproductive health. Our first commercial product, Phexxi, was approved by the FDA on May 22, 2020. It is the first and only FDA-approved, hormone-free, woman-controlled, on-demand prescription contraceptive gel for women. We commercially launched Phexxi in September 2020 in the United States. We intend to commercialize Phexxi in all other global markets through partnerships or licensing agreements

Recent Developments

On February 10, 2023, Jenny Yip notified Evofem Biosciences, Inc., a Delaware corporation (the Company), of her resignation as member of the Company’s board of directors (the Board), effective immediately. Ms. Yip’s resignation is not the result of any dispute or disagreement with the Company on any matter relating to the Company’s operations, policies or practices

In February, March and April 2023, we entered into securities purchase agreements with certain investors providing for the sale and issuance of senior secured convertible notes (collectively, the 2023 SPAs). The 2023 SPAs included (i) convertible promissory notes with aggregate original principal amounts of approximately $1.4 million, $0.6 million, $0.5 million and $0.8 million, respectively (the 2023 Notes), and (ii) warrants to purchase an aggregate 69,230,769, 30,000,000, 26,923,077 and 76,923,077 shares of common stock, respectively (the 2023 Warrants and collectively, the 2023 Offerings). The 2023 Offerings closed on February 17, 2023 (the February 2023 Closing), March 13, 2023 March 20, 2023 (the March 2023 Closing) and April 5, 2023 (the April 2023 Closing), respectively, with net proceeds to the Company, after deducting offering expenses, of approximately $0.7 million, $0.3 million, $0.3 million, and $0.5 million, respectively. The 2023 SPAs also included a Registration Rights Agreement requiring us to register the common stock underlying the 2023 Notes and 2023 Warrants within the timeframes specified therein.

Upon the April 2023 Closing, the conversion and strike prices, as applicable, of the Baker Notes, Baker Warrants, the May 2022 Common Warrants, the June 2022 Baker Warrants, the Adjuvant Notes, the December 2022 Notes and Warrants, and the Notes and Warrants in the February and March 2023 Closing reset to $0.0065 per share, accordingly. Additionally, the Company’s outstanding Purchase Rights increased by approximately 3.1 billion since December 31, 2022.

On March 7, 2023, Baker Bros. Advisors, LP (the Designated Agent) provided a Notice of Event of Default and Reservation of Rights (the Notice of Default) relating to the Securities Purchase and Security Agreement dated April 23, 2020, and subsequently amended (SPA), by and amount we, Designated Agent, the Guarantors and Baker Purchasers. The Notice of Default claims that the Company has failed to maintain the “Required Reserve Amount” as required by Section 2.7 of the Third Amendment to the Securities Purchase Agreement and Section 8.1(e) of the SPA. The Designated Agent claims such failure constitutes an immediate Event of Default pursuant to Section 9.1(e) of the SPA. The Designated Agent, at the direction of the Baker Purchasers, has accelerated repayment of the outstanding balance payable and elected its remedies pursuant to Section 5.07(b) of the Securities Purchase Agreement. As a result, approximately $92.8 million representing two times the sum of the outstanding balance and all accrued and unpaid interest thereon and all other amounts due under the SPA and other documents is due and payable within three business days of receipt of the Notice of Default. We disagree with the Designated Agent’s claims and have invited the Designated Agent to reconsider and rescinded its Notice of Default and request for payment, for which no formal request for payment has yet been made. We will explore all available options in resolving this matter.

On March 15, 2023, we held a Special Meeting of Stockholders in which our stockholders approved an amendment to our Certificate of Incorporation to effectuate a reverse stock split of the outstanding shares of our common stock by a ratio of not less than 1-for-20 and not more than 1-for-125 at any time on or prior to March 15, 2024, with the exact ratio to be set at a whole number within such range by our board of directors (the 2023 Reverse Stock Split).

On March 20, 2023 our Board of Directors approved a reduction in force (the March 2023 RIF) intended to conserve our current cash resources and manage operating expenses. We reduced our current workforce, resulting in an overall 39% reduction of payroll expenses including (i) salary cuts for certain employees, (ii) elimination of eight office and management positions including the elimination of the Chief Commercial Officer role effective March 17, 2023; and (iii) reduction of the Chief Executive Officer’s salary by 40%. We expect annualized future cost savings from the reduction in force to be approximately $4.3 million, which we intend to use to support our operations.

In connection with the March 2023 RIF, we estimate we will incur aggregate charges of approximately $0.1 million primarily consisting of notice period and severance payments, employee benefits and related costs, which charges were incurred in the first quarter of 2023. We expect the reduction in force associated with the March 2023 RIF will be complete by the end of the second quarter of 2023.

On March 7, 2023, Baker Bros. Advisors, LP (the Designated Agent) provided a Notice of Event of Default and Reservation of Rights (the Notice of Default) relating to the Securities Purchase and Security Agreement dated April 23, 2020, and subsequently amended (SPA), by and amount the Company, Designated Agent, the Guarantors and Baker Purchasers. The Notice of Default claims that the Company has failed to maintain the “Required Reserve Amount” as required by Section 2.7 of the Third Amendment to the Securities Purchase Agreement and Section 8.1(e) of the SPA. The Designated Agent claims such failure constitutes an immediate Event of Default pursuant to Section 9.1(e) of the SPA. The Designated Agent, at the direction of the Baker Purchasers, has accelerated repayment of the outstanding balance payable and elected its remedies pursuant to Section 5.07(b) of the Securities Purchase Agreement. As a result, approximately $92.8 million representing two times the sum of the outstanding balance and all accrued and unpaid interest thereon and all other amounts due under the SPA and other documents is due and payable within three business days of receipt of the Notice of Default. The Company disagrees with the Designated Agent’s claims and has invited the Designated Agent to reconsider and rescinded its Notice of Default and request for payment, for which no formal request for payment has yet been made. The Company will explore all available options in resolving this matter.

On April 24, 2023, Gillian Greer, PhD., notified the Company of her resignation as member of the Company’s board of directors (the Board), effective immediately. Dr. Greer’s resignation is not the result of any dispute or disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Phexxi as a Contraceptive; Commercial Strategies
In September 2020, we commercially launched Phexxi. Our sales force promotes Phexxi directly to obstetrician/gynecologists and their affiliated health professionals, who collectively write the majority of prescriptions for contraceptive products. Our sales force comprises approximately 16 regional sales representatives, three business managers and a VP of sales, supported by a self-guided virtual health care provider (HCP) learning platform. Additionally, we offer women direct access to Phexxi via our telehealth platform. Using the platform, women can directly meet with an HCP to determine their eligibility for a Phexxi prescription and, if eligible, have the prescription written by the HCP, filled, and mailed directly to them by a third party pharmacy.
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
On September 9, 2021, we launched a national brand ambassador campaign called "House Rules" designed to broaden awareness and drive uptake of Phexxi. The House Rules campaign significantly raised our target audience awareness of Phexxi, while also driving women to their HCP to request a trial. More importantly, it also helped increase new HCPs recommending and prescribing Phexxi.

We continue working to increase the number of lives covered and to gain a preferred formulary position for Phexxi. We gained coverage for 32.5 million lives in 2022 and added 16.3 million lives in the first quarter of 2023. Coverage includes 60% of commercial lives, including 16.4 million lives covered at no out-of-pocket cost as of February 10, 2023 and approximately 13.7 million lives covered under our December 2020 contract award from the U.S. Department of Veterans Affairs. As of February 2023, the Phexxi approved claims rate increased to 80%.
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
As of January 1, 2023, most insurers and pharmacy benefit managers (PBMs) must provide coverage, with no out-of-pocket costs (e.g. $0 copay) to the subscriber or dependent, for FDA-approved contraceptive products, like Phexxi, prescribed by healthcare providers.

As a result, to comply with these Guidelines, payers are increasingly covering Phexxi by:
–Adding Phexxi to formulary (commercial insurers) or preferred drug list (Medicaid)
–Removing the requirement for a Prior Authorization letter from the HCP (commercial insurers)
–Moving Phexxi to $0 copay (commercial insurers)

While highly favorable to Phexxi, the updated HSRA Guidelines remove the impetus for the FDA to update its Birth Control Guide (the Guide) to include methods that were approved by the FDA after the development of the Guide more than a decade ago, including the vaginal pH modulator (Phexxi). We believe there is still merit to the Guide being current and accurate, and continue to work with the FDA’s Office of Women’s Health to update the Guide.

The Guide was developed and is used as an educational tool by many obstetrician/gynecologists to assist in counseling patients on their contraceptive options and to help them find the method that best suits their needs. Methods not on the current, outdated Guide may be underrepresented in these contraceptive counseling dialogues. We therefore believe the Guide should include all FDA-approved methods of birth control.
Further, even though the FDA Guide was intended as an educational tool, certain insurers have used it to block coverage of methods not included on the Guide. While this is explicitly prohibited by the current HSRA Guidelines, and there has been considerable progress since January 1, 2023, two notable plans continue to flout the law.
With the FDA not yet moving to update its Guide, in 2022 Evofem developed and introduced a new educational chart that provides high-level information about birth control methods that are currently available to women in the United States, adding new categories including vaginal pH modulator. This new educational tool has been extremely well received and has had a positive impact with HCPs and patients alike.

Research and Development

Our pipeline includes programs to evaluate vaginal pH modulators and other new product candidates for a variety of women's health concerns, including those listed below. These programs are on currently hold as we focus resources on activities intended to increase Phexxi revenues.

EVO100 for the Prevention of Chlamydia and Gonorrhea
Until October 2022, we were evaluating EVO100 for the prevention of urogenital chlamydia and gonorrhea in women. Chlamydia and gonorrhea are among the many bacterial and viral pathogens that require a higher pH environment to thrive. in 2018, the CDC reported that infections with these two sexually transmitted pathogens cost the U.S. healthcare system $1 billion, in aggregate direct and indirect costs. There are no FDA-approved drugs to prevent these sexually transmitted diseases (STIs), and we believe there is a clear need for new prophylactics given the rising incidence and increasing antibiotic resistance of gonorrhea. We therefore advanced our program to investigate the potential for EVO100 to prevent vaginal infection with these two common pathogens.
Our Phase 2B/3 trial (AMPREVENCE) achieved its primary and secondary endpoints, demonstrating statistically significant reductions in chlamydia and gonorrhea infections of 50% and 78%, respectively, in women receiving EVO100 vs.

placebo. Based on these highly positive clinical outcomes we initiated a Phase 3 clinical trial (EVOGUARD) to evaluate EVO100 for these potential indications in 2020. This randomized, placebo-controlled clinical trial enrolled 1,903 women with a prior chlamydia or gonorrhea infection who were at risk for future infection.

On October 11, 2022, we reported that EVOGUARD did not meet its primary efficacy endpoint. We believe COVID-19 related changes in clinical site operations, subject behavior and actions including deviations from following the clinical study protocol requirements related to STI acquisition, detection, and prevention contributed to this outcome. The product safety profile was consistent with what has been observed in prior clinical trials, and only two women (0.1%) in the study discontinued due to adverse events. We believe there is a path forward for EVO100 and may in the future conduct a new Phase 3 clinical trial of EVO100 for these potential indications. However, due to financial constraints, we discontinued investment in this clinical program in October 2022.

EVO200 Vaginal pH Modulator for Bacterial Vaginosis
Our investigational candidate for the reduction of recurrent bacterial vaginosis (BV), EVO200 vaginal gel, uses the same proprietary vaginal pH modulator platform as Phexxi. In a Phase 1 dose-finding trial for this indication, the highest dose formulation of the study drug demonstrated reduced vaginal pH for up to seven days following a single administration. We may decide to pursue further development of EVO200 in the future. The FDA has designed EVO200 as a Qualified Infectious Disease Product (QIDP) for this indication, which provides several important potential advantages including, but not limited to, longer market exclusivity.
Multipurpose Prevention Technology Candidate for HIV Prevention
In December 2021, we launched a collaboration with Orion Biotechnology Canada Ltd. (Orion) to evaluate the compatibility and stability of Orion’s novel CCR5 antagonist, OB-002, in Phexxi with the goal of developing a Multipurpose Prevention Technology (MPT) product candidate for indications including the prevention of HIV in women. Assuming positive preclinical results, Evofem and Orion will seek government and philanthropic funding for subsequent clinical trials of any resulting MPT vaginal gel product candidate.

Financial Operations Overview

Net Product Sales

Our revenue recognition is based on unit shipments from our third-party logistics warehouse to our customers, which consist of wholesale distributors, retail pharmacies, telehealth companies Twentyeight Health (formerly SimpleHealth) and the Pill Club, and a mail-order specialty pharmacy. We have recognized net product sales in the United States since the commercial launch of Phexxi in September 2020. The year ended December 31, 2022 was our second full year of product sales.

For the year ended December 31, 2022, there was an approximate 26% increase in shipments to wholesale distributors and pharmacies compared to the year ended December 31, 2021. The increase in shipments coupled with improvements in gross to net adjustments drove an increase in net product sales of approximately 104%. Phexxi outperformed the newer branded contraceptive market and the launch of our House Rules campaign in September 2021 has increased Phexxi awareness, consideration, and prescriptions. Gross revenues, as discussed in Note 3- Revenue, were adjusted for variable consideration, including our patient support programs.

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

Cost of Goods Sold

Inventory costs include all purchased materials, direct labor and manufacturing overhead. In addition, we are obligated to pay quarterly royalty payments pursuant to our license agreement with Rush University, in amounts equal to a single-digit percentage of the gross amounts we receive on a quarterly basis, less certain deductions incurred in the quarter based on a sliding scale. We are also obligated to pay a minimum annual royalty amount of $100,000 to the extent these earned royalties do not equal or exceed $100,000 in a given year. A minimum annual royalty amount of $100,000 was first required for the annual period commencing on January 1, 2021. Such royalty costs were $1.1 million and $0.2 million for the years ended December 31, 2022 and 2021, respectively, and was included in the costs of goods sold in the consolidated financial statements.

Operating Expenses

Research and Development Expenses

Our research and development expenses primarily consist of costs associated with the continuous improvements related to Phexxi commercialization efforts. These expenses include:

•continuous improvements of manufacturing and analytical efficiency;
•on-going product characterization and process optimization;
~~•~~alternative raw material evaluation to secure an uninterrupted supply chain and reduce cost of goods sold;
•employee-related expenses, including salaries, benefits, travel and noncash stock-based compensation expense; and
•facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment, and research and other supplies.

In 2022 and 2021 research and development expenses also included costs associated with the clinical development of EVO100 for the prevention of chlamydia and gonorrhea, including:

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

We expense internal and third-party research and development expenses as incurred. The following table summarizes research and development expenses by product candidate (in thousands):

	Years Ended December 31,
	2022	2021
Allocated third-party development expenses:
Phexxi for prevention of chlamydia/gonorrhea- Phase 3 (EVOGUARD)	$17,374	$23,779
Unallocated internal research and development expenses:
Noncash stock-based compensation expenses	553	1,357
Payroll and related expenses	3,820	4,967
Outside services costs	1,240	1,696
Other	2,045	1,330
Total unallocated internal research and development expenses	7,658	9,350
Total research and development expenses	$25,032	$33,129

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

Research and development expenses decreased slightly in 2022 compared to 2021 primarily due to the completion of EVOGUARD program in the fourth quarter of 2022. As previously noted, we have discontinued this program and therefore expect a significant reduction in clinical trial expense in 2023 versus 2022 levels.
Selling and Marketing Expenses

Our selling and marketing expenses consist primarily of Phexxi commercialization costs, including direct to consumer (DTC) and HCP advertising, the Phexxi telehealth platform, our sample program, training, salaries, benefits, travel, noncash stock-based compensation expense, and other related costs for our employees and consultants.

In connection with our overall cost reduction strategy, our selling and marketing expenses decreased significantly in 2022 compared to 2021 due to reductions in media and marketing activities related to ongoing Phexxi promotional strategies.

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

Our general and administrative expenses increased in 2022 compared to 2021 primarily due to increased general legal expenses and recruiting and financing related fees.
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

Revenue Recognition and Trade Accounts Receivable

We recognize revenue from the sale of its product Phexxi in accordance with ASC 606, Revenue from Contracts with Customers (ASC 606). The provisions of ASC 606 require the following steps to determine revenue recognition: (1) Identify the contract(s) with a customer; (2) Identify the performance obligations in the contract; (3) Determine the transaction price; (4) Allocate the transaction price to the performance obligations in the contract; (5) Recognize revenue when (or as) the entity satisfies a performance obligation.

In accordance with ASC 606, we recognize revenue when its performance obligation is satisfied by transferring control of the product to a customer. Per our contracts with customers, control of the product is transferred upon the conveyance of title, which occurs when the product is sold to and received by a customer. Our customers consist of wholesale distributors, retail pharmacies, and a mail-order specialty pharmacy. Payment terms vary by customer, but typically range from 31 to 66 days and include prompt pay discounts. Trade accounts receivable due to us from contracts with its customers are stated separately in the balance sheet, net of various allowances as described in the Trade Accounts Receivable policy in Note 2- Summary of Significant Accounting Policies.

The amount of revenue we recognize is equal to the amount of consideration which is expected to be received from the sale of product to its customers. Revenue is only recognized when it is probable that a significant reversal will not occur in future periods. To determine the amount of revenue to recognize, we assess both the likelihood and magnitude of any such potential reversal of revenue.

Phexxi is sold to customers at the wholesale acquisition cost. However, we record product revenue, net of estimates for applicable variable consideration.

Revenue recognition is subject to uncertainty due to the variable consideration estimates that are required to be made by management. These estimates include chargebacks, rebates and patient support programs. Management must estimate and accrue for these amounts primarily by estimating the portion of product in the distribution supply channel at the reporting date that will be sold through to an entity or end user that will result in a variable consideration expense. To accomplish this, management relies on historical sales data showing the amount of various end-user consumer types, inventory reports from the wholesale distributors and mail-order specialty pharmacy, and other relevant data reports. The recorded variable consideration is directly sensitive to the estimated inputs made by management that are used in the calculation. The total balance for variable considerations was $2.7 million and $2.3 million, as of December 31, 2022 and 2021, respectively.

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

During a clinical trial, we adjust the clinical expense recognition if actual results differ from estimates. We make estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical trial accruals are partially dependent upon accurate reporting by CROs and other third-party vendors. Although we do not expect estimates to differ materially from actual amounts, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any reporting period. For the years ended December 31, 2022 and 2021 there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

Fair Value of the Baker Notes

We elected the fair value option under ASC 825, Financial Instruments, for the Baker Notes issued pursuant to that certain Baker Bros. Purchase Agreement with the Baker Purchasers, and Baker Bros. Advisors LP, as designated agent, dated April 23, 2020, as they are qualified financial instruments and are, in whole, classified as liabilities. Under the fair value option, we recognized the hybrid debt instrument at fair value inclusive of embedded features. Through June 30, 2022, the fair value of the Baker Notes issued, and the change in fair value of the Baker Notes at the reporting date, were determined using a Monte Carlo simulation-based model. The Monte Carlo simulation was used to take into account several embedded features and factors, including the future value of our common stock, a potential change of control event, the probability of meeting certain debt covenants, the maturity term of the Baker Notes, the probability of an event of voluntary conversion of the Baker Notes, the probability of the failure to meet the affirmative covenant to achieve $100.0 million in cumulative net sales of Phexxi by June 30, 2023, and the probability of exercise of the put right and the probability of exercise of our call right. The Baker Notes are re-valued as of each reporting date. For the second half of 2022, the fair value of the Baker Notes was determined by estimating the fair value of the Market Value of Invested Capital (“MVIC”) of the Company. This was estimated using forms of the cost and market approaches. In the Cost approach, an adjusted net asset value method was used to determine the net recoverable value of the Company, including an estimate of the fair of the Company’s intellectual property. The estimated fair value of the Company's intellectual property was valued using a relief from royalty method which required management to make significant estimates and assumptions related to forecasts of future revenue, and the selection of the royalty and discount rates. If the resulting fair value is not estimated as greater than the contractual payout. the fair value of the Baker Notes then becomes our MVIC available for distribution.

The fair value of the Baker Notes was $39.3 million and $81.7 million, as of December 31, 2022 and 2021, respectively.

Fair Value of Stock Options and Warrants

Upon the issuance of the options and warrants, they are initially measured at fair value and reviewed for the appropriate classification (liability or equity). Options and warrants determined to require liability accounting are subsequently re-measured with changes in fair value being recognized as a component of other income (expense), net in the consolidated statements of operations. Options and warrants are value using an option pricing model based on the applicable assumptions, which include the exercise price of the warrants, time to expiration, expected volatility of our peer group, risk-free interest rate, and expected dividends. We re-evaluate the classification of its options and warrants at each balance sheet to determine the proper balance sheet classification for them. The assumptions used in the OPM are considered level 3 assumptions and include, but are not limited to, the market value of invested capital, our cumulative equity value as a proxy for the exercise price, the expected term the purchase rights will be held prior to exercise and a risk-free interest rate, and probability of change of control events.

Fair Value of Purchase Rights

The fair value of the rights granted to the Baker Purchasers to optionally purchase from us up to $10.0 million of Baker Notes, as described in Note 5- Debt at the Baker Purchasers’ discretion at any time prior to us receiving at least $100.0 million in aggregate gross proceeds from one or more sales of equity securities issued in connection with the Baker Bros. Purchase Agreement, as described in Note 5- Debt, and the change in fair value of the Baker Purchasers’ option to purchase from us up to $10.0 million of Baker Notes upon exercise of such rights, was determined as the maximum of (i) the fair value of rights to purchase the additional $10.0 million Baker Notes and (ii) the fair value of the shares of on as-if converted basis, which was determined by the lattice model. Initially, the fair value of purchase rights was valued using a Geske option-pricing model. The Geske model was based on the applicable assumptions, including the underlying stock price, warrant exercise price, the exercise price of the rights to purchase the warrants, the term of the warrants, the term of the rights to purchase the warrants, expected volatility of our peer group, risk-free interest rate and expected dividends. For the second half of 2022, the fair value of the purchase rights were valued using an option pricing model (OPM), like a Black-Scholes Merton with changes in the fair value being recorded in the consolidated statements of operations. The assumptions used in the OPM are considered level 3 assumptions and include, but are not limited to, the market value of invested capital, our cumulative equity value as a proxy for the exercise price, the expected term the purchase rights will be held prior to exercise and a risk-free interest rate and probability of change of control events.

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

Results of Operations

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021 (in thousands):

Net Product Sales

	Year Ended December 31,		2022 vs. 2021
	2022	2021	$ Change	% Change
Product sales, net	$16,837	8,244	$8,593	104%

The increase in net product sales was primarily due to continued growth in ex-factory Phexxi unit sales and an increase in net sales from the impact of Phexxi promotional strategies and gross-to-net initiatives implemented in 2022.

Cost of Goods Sold

	Year Ended December 31,		2022 vs. 2021
	2022	2021	$ Change	% Change
Cost of goods sold	$4,415	4,055	$360	9%

The increase in cost of goods sold was primarily due to increase in royalty costs associated with the growth in Phexxi net sales, partially offset by the reversal of excess & obsolete inventory reserve recorded in 2021.

Research and Development Expenses

	Year Ended December 31,		2022 vs. 2021
	2022	2021	$ Change	% Change
Research and development	$25,032	33,129	$(8,097)	(24)%

The decrease in research and development expenses was primarily due to a $7.2 million decrease in clinical trial costs associated with EVOGUARD, a $1.1 million decrease in payroll and related expenses due to reduced headcount, and a $0.8 million decrease in noncash stock-based compensation. These decreases were partially offset by a $1.1 million increase in facilities and other research and development related activities.

Selling and Marketing Expenses

	Year Ended December 31,		2022 vs. 2021
	2022	2021	$ Change	% Change
Selling and marketing	$43,951	113,152	(69,201)	(61)%

The decrease in selling and marketing expenses was primarily due to a $61.0 million decrease in media and marketing costs related to ongoing promotional strategies, a $6.3 million decrease in payroll and related expenses due to reduced headcount, $1.6 million in the Phexxi sample program, and a $1.3 million decrease in facilities costs. These aggregated decreases were partially offset by a $2.0 million increase in noncash stock-based compensation.

General and Administrative Expenses

	Year Ended December 31,		2022 vs. 2021
	2022	2021	$ Change	% Change
General and administrative	$27,563	24,709	$2,854	12%

The increase in general and administrative expenses was primarily due to a $7.7 million increase in legal, corporate, and financing related expenses. This increase was partially offset by a decrease of $3.4 million in noncash stock-based compensation expense and a $1.4 million decrease in payroll related expenses due to reduced headcount.

Total Other Expense, Net

	Year Ended December 31,		2022 vs. 2021
	2022	2021	$ Change	% Change
Total other expense, net	$7,470	$(38,374)	$45,844	(119)%

Total other expense, net, for the year ended December 31, 2022, primarily due to gains of: $92.2 million from the change in fair value of the liability classified warrants issued in 2022, and $2.5 million from the partial extinguishment of the Adjuvant Notes, as described in Note 5- Debt. These gains were partially offset by losses of: $73.0 million recorded upon issuance of financial instruments, primarily from the June 2022 Baker Warrants, $10.3 million from the change in the fair value of the May Notes as a result of mark-to-market adjustments and $2.0 million from the change in fair value of the Baker Notes as a result of mark-to-market adjustments unrelated to changes in credit risk, and $2.2 million in interest expense related to the Adjuvant Notes.

Total other expense, net, for the year ended December 31, 2021 primarily included $4.7 million in interest expense related to the Baker Notes and the Adjuvant Notes as described in Note 5- Debt and a $33.7 million recorded loss as a result of mark-to-market adjustments including the recorded loss from the change in fair value of the Baker Notes and the recorded gain from the change in fair value of the derivative liability

Liquidity and Capital Resources

Overview

As of December 31, 2022, we had a working capital deficit of $81.1 million and an accumulated deficit of $938.7 million. We have financed our operations to date primarily through the issuance of preferred stock, common stock and warrants, cash received from private placement transactions, the issuance of convertible notes and, to a lesser extent, product sales. As of December 31, 2022, we had approximately $2.8 million in cash and cash equivalents, and $0.9 million in restricted cash available for use from the Adjuvant Notes (as defined in Note 5- Debt). Our cash and cash equivalents include amounts held in checking accounts.

We have incurred losses and negative cash flows from operating activities since inception. During the year ended December 31, 2022, we received gross proceeds of $11.5 million from the sale of notes and warrants in three registered direct offerings, net proceeds of $7.4 million from the sale and issuance of common stock pursuant to the Stock Purchase Agreement, net proceeds of $18.1 million upon the sale and issuance of common stock and warrants from the May 2022 Public Offering, and $25.2 million from the exercise of common warrants.

We aim to reach operational earnings before interest, taxes, depreciation, amortization (EBITDA) break even on a normalized basis by year-end 2023 and anticipate that we will continue to restructure our trade payables with extended terms and to attempt to cure existing defaults. We have implemented measures, including headcount reductions in November 2022 and March 2023, to right size our cost structure with projected revenues. For 2023, we expect research and development expenses to decrease significantly primarily due to the completion of EVOGUARD and discontinuation of this clinical program in October 2022; selling and marketing expenses to decrease significantly due to reductions in media and marketing activities related to ongoing Phexxi promotional strategies; and general and administrative expenses to decrease slightly due to reductions in headcount partially offset by increased professional and consulting expenses.

Despite the letter of default, our senior lenders have not yet taken additional actions in accordance with their contractual rights. If we can cure existing defaults, we currently expect our liquidity resources as of December 31, 2022, together with the net proceeds from the 2023 Offerings, defined below, cost reductions, restructuring of outstanding account payable and liquidity tactics to be sufficient to fund our planned operations into the third quarter of 2023. We expect, once the 2023 Reverse Stock Split is effectuated, to be back in compliance under the terms of the Baker Notes. As of December 31, 2022, our significant commitments include the Baker Notes, as described in Note 5- Debt, our office lease, fleet leases, and our supply and manufacturing agreement with our Phexxi manufacturer, as described in Note 8- Commitments and Contingencies. The purpose of these commitments is to further the commercialization of Phexxi. We expect to fund these commitments through debt and equity issuances and product sales.

Our management is currently evaluating different strategies to obtain the required funding for our operations. These strategies may include, but are not limited to: public and private placements of equity and/or debt, licensing and/or collaboration arrangements and strategic alternatives with third parties, corporate restructuring, or other potential funding from third parties. Our ability to secure funding is subject to numerous risks and uncertainties, including the impact of the COVID-19 pandemic, geopolitical turmoil related to the ongoing hostilities in Ukraine and economic uncertainty related to rising inflation and disruptions in the global supply chain. As a result, there can be no assurance that these funding efforts will be successful. Our ability to raise additional funds, and the terms on which those funds may be raised, will be dependent, in part, on how successful the commercialization of Phexxi is, the success of our cost reduction and gross-to-net improvement efforts, the accuracy of our estimates regarding cash needed to fund our operations, our ability to comply with the terms of our debt arrangements, and whether we are able to gain revenue traction prior to raising additional funds.

If we are not able to obtain required additional funding when and as needed, through equity financings or other means, or if we are unable to obtain funding on terms favorable to us, the shortfall in funds raised, or such unfavorable terms, will likely have a material adverse effect on our operations and strategic plan for future growth. If we cannot successfully raise the funding necessary to implement our current and ongoing liquidity tactics or as necessary to comply with obligations pursuant to our debt arrangements (including any acceleration of those obligations), we may be forced to make further reductions in spending, expand on our extended payment terms with suppliers, liquidate assets where possible, suspend or curtail planned programs, and/or cease operations entirely. Any of these developments would materially and adversely affect our financial condition and business prospects and could even cause us to be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and, in doing so, we may receive less than the value at which those assets are carried on our financial statements. Any of these developments would materially and adversely affect the price of our stock and the value of an investment in our stock. As a result, our financial statements include explanatory disclosures expressing substantial doubt about our ability to continue as a going concern.

The opinion of our independent registered public accounting firm on our audited financial statements as of and for the years ended December 31, 2022 and 2021 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. Our audited consolidated financial statements as of and for the years ended December 31, 2022 and 2021 included in this Annual Report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue our operations.

2023 Equity Financings

In February, March and April 2023, we entered into securities purchase agreements with certain investors providing for the sale and issuance of senior secured convertible notes (collectively, the 2023 SPAs). The 2023 SPAs included (i) convertible promissory notes with aggregate original principal amounts of approximately $1.4 million, $0.6 million, $0.5 million and $0.8 million, respectively (the 2023 Notes), and (ii) warrants to purchase an aggregate 69,230,769, 30,000,000, 26,923,077 and 76,923,077 shares of common stock, respectively (the 2023 Warrants and collectively, the 2023 Offerings). The 2023 Offerings closed on February 17, 2023 (the February 2023 Closing), March 13, 2023 and March 20, 2023 (the March 2023 Closings) and April 5, 2023 (the April 2023 Closing), respectively, with net proceeds to the Company, after deducting offering expenses, of approximately $0.7 million, $0.3 million, $0.3 million, and $0.5 million, respectively. The 2023 SPAs also included a Registration Rights Agreement requiring us to register the common stock underlying the 2023 Notes and 2023 Warrants within the time frames specified therein.

Upon the April 2023 Closing, the conversion and strike prices, as applicable, of the Baker Notes, Baker Warrants, the May 2022 Common Warrants, the June 2022 Baker Warrants, the Adjuvant Notes, the December 2022 Notes and Warrants, and the Notes and Warrants in the February and March 2023 Closing reset to $0.0065 per share, accordingly. Additionally, the Company’s outstanding Purchase Rights increased by approximately 3.1 billion since December 31, 2022.

2022 Debt and Equity Financings

As described in Note 5- Debt, we received net proceeds of $10.0 million, before issuance costs, from the sale of notes and warrants in two registered direct offerings in the first quarter of 2022. These notes were then exchanged for the May 2022 Notes during the May 2022 Exchange transaction, as defined in Note 5- Debt, which were subsequently exchanged for Purchase Rights during the debt restructuring in September 2022 with a total outstanding balance of $21.8 million immediately prior to the restructuring.

As described in Note 10 - Stockholders' Equity (Deficit), we received net proceeds of $18.1 million upon the sale and issuance of common stock and warrants from an underwritten public offering in May 2022, net proceeds of $7.4 million from the sale and issuance of common stock pursuant to the Stock Purchase Agreement, and $25.2 million from the exercise of common warrants.

As described in Note 5- Debt, we received gross proceeds of $2.3 million, before issuance costs, from the sale of notes, warrants and non-convertible Series D preferred stock in the December 2022.

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

Summary Statements of Cash Flows

The following table sets forth a summary of the net cash flow activity for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,		2022 vs. 2021
	2022	2021	$ Change	% Change
Net cash, cash equivalents and restricted cash used in operating activities	$(70,410)	$(146,667)	$76,257	(52)%
Net cash, cash equivalents and restricted cash used in investing activities	(341)	(2,689)	2,348	(87)%
Net cash, cash equivalents and restricted cash provided by financing activities	61,939	90,693	(28,754)	(32)%
Net (decrease) increase in cash, cash equivalents and restricted cash	$(8,812)	$(58,663)	$49,851	(85)%

Cash Flows from Operating Activities. During the years ended December 31, 2022 and 2021, the primary use of cash, cash equivalents and restricted cash was to fund commercialization of our lead product Phexxi, to fund the Phase 3 clinical trial to evaluate EVO100 for the prevention of chlamydia and gonorrhea, and to support selling and marketing and general and administrative operations.

Cash Flows from Investing Activities. During the year ended December 31, 2022, the change in net cash, cash equivalents and restricted cash used in investing activities was primarily due to $0.3 million in purchases of property and equipment. During the year ended December 31, 2021, the change in net cash, cash equivalents and restricted cash used in investing activities was primarily due to $2.9 million in purchases of property and equipment, offset by a $0.3 million cash inflow from the sale of Softcup line of business.

Cash Flows from Financing Activities. During the year ended December 31, 2022, the primary source of cash, cash equivalents and restricted cash was provided from the issuance of 22,665,000 shares of common stock, warrants to purchase 71,000,000 shares of common stock and pre-funded warrants to purchase 12,835,000 shares of common stock for net proceeds of $24.9 million; the issuance of 35,314,846 shares of our common stock for net proceeds of $25.2 million from the exercise of common warrants; and the issuance of 1,964,272 shares of common stock for net proceeds of $7.4 million and net proceeds of $11.5 million from the sale of term notes and warrants, net of original issue discount when applicable.

During the year ended December 31, 2021, the primary source of cash, cash equivalents and restricted cash was provided from the issuance of 4,817,470 shares of common stock and 500,000 shares of common warrants for proceeds of approximately $81.5 million, net of underwriting discounts, the issuance of 30,708 shares of our common stock under the 2019 Employee Stock Purchase Plan (ESPP) with proceeds of approximately $0.3 million, the issuance of 10,599 shares of common stock from the exercise of common warrants for proceeds of approximately $0.2 million, the issuance of 5,000 shares of Series B-1 Convertible Preferred Stock and 5,000 shares of Series B-2 Convertible Preferred Stock for proceeds of approximately $9.6 million, net of offering expenses, offset by $0.3 million in payments of tax withholdings related to vesting of restricted stock awards and $1.0 million in payments for financing issuance costs.

Operating and Capital Expenditure Requirements

Our specific future operating and capital expense requirements are difficult to forecast. However, we can anticipate the general types of expenses and areas in which they might occur in 2023 as follows: we expect research and development expenses to decrease significantly due to the completion of the EVOGUARD trial and discontinuation of the program developing EVO100; selling and marketing expenses to decrease significantly; and general and administrative expenses to increase slightly due to the reasons stated under the Operating Expenses section above.
Contractual Obligations and Commitments
Operating Leases
On December 31, 2022, operating lease ROU assets and lease liabilities were $4.4 million and $5.4 million, respectively, and were $5.4 million and $6.8 million, respectively, on December 31, 2021. See Note 8- Commitments and Contingencies for more detailed discussions on leases and financial statements information under ASC 842, Leases.
Other Contractual Commitments
As described in Note 8- Commitments and Contingencies, in November 2019, the Company entered into a supply and manufacturing agreement with a third-party to manufacture Phexxi, with potential to manufacture other product candidates in accordance with all applicable current good manufacturing practice regulations, pursuant to which the Company has certain minimum purchase commitments based on the forecasted product sales. The amounts purchased under the supply and manufacturing agreement were $1.0 million and $3.0 million for the years ended December 31, 2022 and 2021, respectively.
Intellectual Property Rights
As described in Note 8- Commitments and Contingencies, royalty costs owed to Rush University pursuant to the Rush License Agreement were $1.1 million and $0.2 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, approximately $0.6 million and $31,000 were included in accrued expenses in the consolidated balance sheets.

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
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, or December 31, 2022, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, our disclosure controls and procedures were not effective as of December 31, 2022 due to the identified material weaknesses in our internal control over financial reporting as discussed below.

Notwithstanding the conclusion by our principal executive officer and principal financial officer that our disclosure controls and procedures as of December 31, 2022 were not effective and the material weaknesses identified in our internal controls over financial reporting described below, management believes that the consolidated financial statements and related financial information included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO framework”). Based on this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was not effective due to the existence of material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

Our management identified material weaknesses in the Company’s internal control over financial reporting primarily related to limited finance and accounting staffing levels that are not commensurate with the Company’s complexity and its financial accounting and reporting requirements. The Company has had several organization changes, including the resignation of the some of its named executives, including the principal financial officer. Turnover of these key management positions of the Company led the financial reporting staff to rely increasingly on outsourced service providers and specialists, without adequate resources to monitor and operate internal controls of financial reporting.

Based on the above, the Company did not fully implement components of the COSO framework, including elements of the control environment, risk assessment, control activities, information and communication, and monitoring activities components.

Remediation Activities:

Management is continuing to evaluate the material weaknesses discussed above and is in the process of implementing its remediation plan, which includes the hiring of additional resources. However, we cannot provide assurance as to when our remediation efforts will be complete and the material weaknesses cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting because that requirement under Section 404 of the Sarbanes-Oxley Act of 2002 was permanently removed for smaller reporting company filers pursuant to the provisions of Section 989G(a) set forth in the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted into federal law in July 2010.
Changes in Internal Control over Financial Reporting

Except for the remediation activities described in the preceding paragraphs, there were no changes in our internal control over financial reporting that occurred during our quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Controls

Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated herein by reference to our definitive proxy statement for our 2023 Annual General Meeting to be filed with the United States Securities and Exchange Commission.
Item 11. Executive Compensation.
The information required under this item is incorporated herein by reference to our definitive proxy statement for our 2023 Annual General Meeting to be filed with the United States Securities and Exchange Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required under this item is incorporated herein by reference to our definitive proxy statement for our 2023 Annual General Meeting to be filed with the United States Securities and Exchange Commission.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required under this item is incorporated herein by reference to our definitive proxy statement for our 2023 Annual General Meeting to be filed with the United States Securities and Exchange Commission.
Item 14. Principal Accounting Fees and Services.
The information required under this item is incorporated herein by reference to our definitive proxy statement for our 2023 Annual General Meeting to be filed with the United States Securities and Exchange Commission.

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
3. Exhibits Required to Be Filed by Item 601 of Regulation S-K.
A list of exhibits is set forth on the following page and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Exhibit Title	Filed Herewith	Incorporated by Reference
			Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation		10-Q	001-36754	5/10/2022
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation		8-K	001-36754	5/5/2022
3.3	Amended and Restated Bylaws of the Registrant.		8-K	001-36754	1/17/2018
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock		8-K	001-36754	3/24/2022
3.5	Certificate of Designation of Series D Preferred Shares		8-K	001-36754	12/21/2022
4.1	Form of Warrant.		8-K	001-36754	1/13/2022
4.2^^	Form of Senior Subordinated Note.		8-K	001-36754	1/13/2022
4.3^^	Form of Warrant.		8-K	001-36754	3/1/2022
4.4	Form of Senior Subordinated Note.		8-K	001-36754	3/1/2022
4.5^^	Form of Senior Subordinated Note.		8-K	001-36754	5/5/2022
4.6^^	Form of Senior Subordinated Note.		8-K	001-36754	5/5/2022
4.7	Form of Warrant.		8-K	001-36754	5/5/2022
4.8^^	Form of Pre-Funded Warrant		8-K	001-36754	5/23/2022
4.9^^	Form of Warrant[1]		8-K	001-36754	5/23/2022
10.1^^	Securities Purchase Agreement, dated as of January 13, 2022, by and amount Evofem Biosciences, Inc. and each investor listed therein.		8-K	001-36754	1/13/2022
10.2^^	Common Stock Purchase Agreement, dated as of February 15, 2022, by and between Evofem Biosciences, Inc. Seven Knotts, LLC.		8-K	001-36754	2/16/2022
10.3^^	Securities Purchase Agreement, dated as of March 1, 2022, by and amount Evofem Biosciences, Inc. and each investor listed therein.		8-K	001-36754	3/1/2022
10.4	Form of Exchange Agreement		8-K	001-36754	3/24/2022
10.5
Second Amendment to Securities Purchase and Security Agreement, dated as of April 23, 2020, by and among Evofem Biosciences, Inc., certain affiliates of Baker Bros. Advisors L.P. as purchases, and Baker Bros. Advisors LP. as designated agent.
			8-K	001-36754	3/21/2022
10.6
First Amendment to Securities Purchase Agreement, dated as of October 14, 2020, by and among Evofem Biosciences, Inc. Adjuvant Global Health Technology Fund, L.P. and Adjuvant Global Health Technology Fund, DE LP.
			8-K	001-36754	4/7/2022
10.7	Form of Amendment and Exchange Agreement		8-K	001-36754	5/5/2022
10.8	Form of Amendment and Exchange Agreement		8-K	001-36754	5/5/2022
10.9	Form of Amendment and Exchange Agreement		8-K	001-36754	5/5/2022
10.1	Office Sublease dated as of May 27, 2022 by and between Evofem Biosciences, Inc. and AMN Healthcare, Inc.		10-Q	001-36754	8/12/2022
10.11	Forbearance Agreement, dated as of September 15, 2022, by and among Evofem Biosciences, Inc. and certain institutional investors.		8-K	001-36754	9/16/2022
10.12	Forbearance Agreement, dated as of September 15, 2022, by and among Evofem Biosciences, Inc., Adjuvant Global Health Technology Fund, LP, and Adjuvant Global Health Technology Fund, DE, LP.		8-K	001-36754	9/16/2022
10.13
Subordination Agreement, dated as of September 15, 2022, by and among Global Health Technology Fund, LP, Adjuvant Global Health Technology Fund, DE, LP, and certain institutional investors and their designated agent.
			8-K	001-36754	9/16/2022
1

10.14	Form of Investor Exchange Agreement.	8-K	001-36754	9/16/2022
10.15	Form of Adjuvant Exchange Agreement.	8-K	001-36754	9/16/2022
10.16	Form of Right.	8-K	001-36754	9/16/2022
10.17	Third Amendment to Securities Purchase and Security Agreement, dated as of September 15, 2022, by and among Evofem Biosciences, Inc., certain institutional investor and their designated agent.	8-K	001-36754	9/16/2022
10.18
Second Amendment to Securities Purchase Agreement, dated as of September 15, 2022, by and among Evofem Biosciences, Inc., Adjuvant Global Health Technology Fund, LP, and Adjuvant Global Health Technology Fund, DE, LP.
		8-K	001-36754	9/16/2022
10.19	Form of Securities Purchase Agreement	8-K	001-36754	12/21/2022
10.20	Form of Senior Secured Convertible Note	8-K	001-36754	12/21/2022
10.21	Form of Warrant	8-K	001-36754	12/21/2022
10.22	Form of Registration Rights Agreement	8-K	001-36754	12/21/2022
10.23	First Amendment to Forbearance Agreement	8-K	001-36754	12/21/2022
10.24Δ	Amended and Restated 2007 Stock Plan, as amended.	S-1/A	333-199449	11/10/2014
10.25Δ	Form of Stock Option Agreement under 2007 Stock Plan.	10-K	001-36754	3/04/2021
10.26Δ	Evofem Biosciences, Inc. Amended and Restated 2014 Equity Incentive Plan.	10-K	001-36754	3/04/2021
10.27Δ	Form of Stock Option Agreement under Amended and Restated 2014 Equity Incentive Plan.	S-1/A	333-199449	11/10/2014
10.28Δ	Form of Restricted Stock Units Agreement under the Amended and Restated 2014 Equity Incentive Plan.	S-1/A	333-199449	11/10/2014
10.29Δ	Form of Restricted Stock Agreement under the Amended and Restated 2014 Equity Incentive Plan.	S-1/A	333-199449	11/10/2014
10.30Δ	Form of Notice of Grant of Restricted Stock Units under the Amended and Restated 2014 Equity Incentive Plan.	S-1/A	333-199449	11/10/2014
10.31Δ	Form of Notice of Grant of Restricted Stock under the Amended and Restated 2014 Equity Incentive Plan.	S-1/A	333-199449	11/10/2014
10.32Δ	Form of Notice of Grant of Stock Option under the Amended and Restated 2014 Equity Incentive Plan.	S-1/A	333-199449	11/10/2014
10.33Δ	2014 Employee Stock Purchase Plan.	S-1/A	333-199449	11/10/2014
10.34Δ	Evofem Biosciences Operations, Inc. Amended and Restated 2012 Equity Incentive Plan.	S-4	333-221592	11/15/2017
10.35Δ	Form of Notice of Option Grant and Option Agreement under the Evofem Biosciences Operations, Inc. Amended and Restated 2012 Equity Incentive Plan.	S-4	333-221592	11/15/2017
10.36Δ	Form of Notice of Grant of Restricted Stock Award under the Evofem Biosciences Operations, Inc. Amended and Restated 2012 Equity Incentive Plan.	S-4	333-221592	11/15/2017
10.37Δ	Evofem Biosciences, Inc. Incentive Recoupment Policy	10-K	001-36754	3/04/2021
10.38Δ	Amended and Restated Non-Employee Director Compensation Policy (to be effective April 1, 2022).	10-K	001-36754	3/10/2022
10.39Δ	Severance Agreement, dated as of April 27, 2015, by and between Evofem Biosciences Operations, Inc. and Saundra Pelletier.	S-4	333-221592	11/15/2017
10.40Δ	Offer Letter, dated as of April 15, 2015, by and between Evofem Biosciences Operations, Inc. and Kelly Culwell, M.D.	S-4	333-221592	11/15/2017
10.41Δ	Offer Letter, dated as of October 16, 2014, by and between Evofem Biosciences Operations, Inc. and Saundra Pelletier.	S-4	333-221592	11/15/2017
10.42Δ	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.	S-1	333-199449	10/17/2017

10.43Δ	Executive Employment Agreement, dated as of July 2, 2018, by and between the Registrant and Saundra Pelletier.		8-K	001-36754	7/03/2018
10.44Δ	Executive Employment Agreement, dated as of July 2, 2018, by and between the Registrant and Kelly Culwell, M.D.		8-K	001-36754	7/03/2018
21.1	List of Registrant Subsidiaries	X
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
**101.INS†	XBRL Instance Document	X
**101.SCH†	XBRL Taxonomy Extension Schema Document	X
**101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document	X
**101.DEF†	XBRL Definition Linkbase Document	X
**101.LAB†	XBRL Taxonomy Extension Labels Linkbase Document	X
**101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document	X
**104	Cover Page Interactive Date File	X

Δ	Management Compensation Plan or arrangement.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 406 under the Securities Act of 1933, as amended.

^	The schedules and exhibits to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

^^	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.
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

**
The financial information of Evofem Biosciences, Inc. Annual Report on Form 10-K for the year ended December 31, 2022 filed on April 27, 2023 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Parenthetical Data to the Consolidated Balance Sheets, (iii) the Consolidated Statements of Operations, (iv) the Consolidated Statements of Convertible Preferred Stock and Stockholders' Deficit, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, is furnished electronically herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned hereunto duly authorized.

EVOFEM BIOSCIENCES, INC.

April 27, 2023	By:	/s/ Saundra Pelletier
	Name:	Saundra Pelletier
	Title:	President, Chief Executive Officer and Interim Chairperson of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Saundra Pelletier	President, Chief Executive Officer and Interim Chairperson of the Board (Principal Executive Officer)	April 27, 2023
Saundra Pelletier

/s/ Ivy Zhang	Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	April 27, 2023
Ivy Zhang

/s/ Kim P. Kamdar, Ph.D.	Director	April 27, 2023
Kim P. Kamdar, Ph.D.

/s/ Tony O’Brien	Director	April 27, 2023
Tony O’Brien

/s/ Colin Rutherford	Director	April 27, 2023
Colin Rutherford

/s/ Lisa Rarick, M.D.	Director	April 27, 2023
Lisa Rarick, M.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Evofem Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Evofem Biosciences, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive operations, convertible and redeemable preferred stock and stockholders’ deficit and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses, negative cash flows from operations since inception and has received a notice of default for its convertible notes, and does not have sufficient capital to repay such obligations, which are now currently due. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Debt and Fair Value of Financial Instruments — Refer to Notes 5 and 7 to the financial statements

Critical Audit Matter Description

In April 2020, the Company entered into a Securities Purchase and Security Agreement with certain affiliates of Baker Bros. Advisors LP, as purchasers, pursuant to which the Company agreed to issue and sell senior secured promissory notes (the “Baker Notes”) in an aggregate principal amount of up to $25.0 million. The Baker Notes were issued and sold in two separate closings in April and June 2020 and remain outstanding at December 31, 2022. The Company elected the fair value option under ASC 825, Financial Instruments (“ASC 825”) and recognized the hybrid debt instrument at fair value inclusive of the embedded features. The fair value of the Baker Notes was determined by estimating the fair value of the Market Value of Invested Capital of the Company. This was estimated using forms of the cost and market approaches. In the Cost approach, an adjusted net asset value method was used to determine the net recoverable value of the Company, including an estimate of the fair value of the Company’s intellectual property. The estimated fair value of the Company's intellectual property was valued using a relief from royalty method which required management to make significant estimates and assumptions related to forecasts of future revenue, and the selection of the royalty and discount rates. As of December 31, 2022, the Company recorded the fair value of the Baker Notes at $39.4 million.

We identified the Company’s estimate of the fair value for the Baker Notes as a critical audit matter due to the significant estimates and assumptions made by management related to forecasts of future revenue, and the selection of the royalty and discount rates to determine the fair value of the Company’s intellectual property. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s forecasts of future revenue and the selection of the royalty and discount rates for the intellectual property.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s determination of the fair value of the Baker Notes included the following, among others:
–We evaluated management’s ability to accurately forecast future revenue by comparing actual revenues to management’s historical forecasts.
–We evaluated the reasonableness of management’s forecasts of future revenue by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) the overall estimated market size.
–With the assistance of fair value specialists, we evaluated the reasonableness of the royalty and discount rates by (1) testing the underlying source information and mathematical accuracy of the calculations (2) developing a range of independent estimates and comparing those to the discount rates selected by management and (3) understanding the facts and circumstances around the selected royalty rate.

/s/ Deloitte & Touche LLP

San Diego, CA
April 27, 2023

We have served as the Company's auditor since 2015.

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except par value and share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$2,769	$7,732
Restricted cash	1,207	5,056
Trade accounts receivable, net	1,126	6,449
Inventories	5,379	7,674
Prepaid and other current assets	2,218	3,229
Total current assets	12,699	30,140
Property and equipment, net	3,940	5,774
Operating lease right-of-use assets	4,406	5,395
Other noncurrent assets	4,118	1,203
Total assets	$25,163	$42,512
Liabilities, convertible and redeemable preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$14,984	$10,316
Convertible notes payable - carried at fair value (Note 5)	39,416	81,717
Convertible notes payable - Adjuvant (Note 5)	26,268	27,209
Accrued expenses	4,124	8,370
Accrued compensation	2,175	4,653
Operating lease liabilities – current	2,311	2,332
Derivative liabilities	1,676	202
Other current liabilities	2,876	2,864
Total current liabilities	93,830	137,663
Operating lease liabilities – noncurrent	3,133	4,424
Total liabilities	96,963	142,087
Commitments and contingencies (Note 8)
Convertible and redeemable preferred stock, $0.0001 par value
Series B-1 convertible preferred stock, no shares issued and outstanding as of December 31, 2022 and 2021	—	—
Series B-2 convertible preferred stock, no shares and 5,000 shares issued and outstanding at December 31, 2022 and 2021, respectively	—	4,740
Stockholders’ deficit
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no equity-classified preferred stock issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 123,098,285 and 10,833,308 shares issued and outstanding at December 31, 2022 and 2021, respectively	12	16
Additional paid-in capital	817,355	751,260
Accumulated other comprehensive income	49,527	5,089
Accumulated deficit	(938,694)	(860,680)
Total stockholders’ deficit	(71,800)	(104,315)
Total liabilities, convertible and redeemable preferred stock and stockholders’ deficit	$25,163	$42,512
See accompanying notes to the consolidated financial statements.

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share and per share data)

	Years Ended December 31,
	2022	2021
Product sales, net	$16,837	$8,244

Operating expenses:
Cost of goods sold	4,415	4,055
Research and development	25,032	33,129
Selling and marketing	43,951	113,152
General and administrative	27,563	24,709
Total operating expenses	100,961	175,045
Loss from operations	(84,124)	(166,801)
Other income (expense):
Interest income	85	15
Other expense	(2,087)	(4,732)
Gain on issuance of financial instruments, net	(72,993)	—
Change in fair value of financial instruments	82,465	(33,657)
Total other income (expense), net	7,470	(38,374)
Loss before income tax	(76,654)	(205,175)
Income tax expense	(44)	(17)
Net loss	(76,698)	(205,192)
Series B-1 and B-2 convertible preferred stock deemed dividends	(1,316)	(1,047)
Net loss attributable to common stockholders	$(78,014)	$(206,239)
Net loss per share attributable to common stockholders, basic and diluted	$(1.34)	$(23.63)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	58,248,079	8,727,253

See accompanying notes to the consolidated financial statements.

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (In thousands, except share and per share data)

	Years Ended December 31
	2022	2021
Net loss	$(76,698)	$(205,192)
Other comprehensive income:
Change in fair value of financial instruments attributed to credit risk change	44,438	5,089
Comprehensive loss	$(32,260)	$(200,103)

See accompanying notes to consolidated financial statements.

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CONVERTIBLE AND REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (In thousands, except share data)

					Stockholders’ Equity (Deficit)
	Series B Convertible and Redeemable Preferred Stock		Series C Convertible and Redeemable Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	—	—	5,423,387	$1	$656,834	$—	$(655,488)	$1,347
Issuance of common stock in connection with the March 2021 and May 2021 Public Offering (see Note 10)	—	—	—	—	4,817,470	—	80,799	—	—	80,799
Issuance of common stock - ESPP	—	—	—	—	30,708	—	297	—	—	297
Issuance of common stock upon cash exercise of warrants	—	—	—	—	10,599	—	159	—	—	159
Issuance of series B-1and B-2 convertible preferred stock deemed dividends	10,000	9,081	—	—	—	—	—	—	—	—
Conversion of series B-1 convertible preferred stock	(5,000)	(4,631)	—	—	529,100	—	5,662	—	—	5,662
Deemed dividends on series B-1 and B-2 convertible preferred stock	—	290	—	—	—	—	(1,047)	—	—	(1,047)
Restricted stock awards issued	—	—	—	—	118,498	—	—	—	—	—
Restricted stock awards cancelled	—	—	—	—	(71,588)	—	—	—	—	—
Shares withheld to cover taxes related to vesting of restricted stock awards	—	—	—	—	(24,866)	—	(327)	—	—	(327)
Change in fair value of financial instruments attributed to credit risk change	—	—	—	—	—	—	—	5,089	—	5,089
Stock-based compensation	—	—	—	—	—	—	8,898	—	—	8,898
Net loss	—	—	—	—	—	—	—	—	(205,192)	(205,192)
Balance at December 31, 2021	5,000	$4,740	—	$—	10,833,308	$1	$751,275	$5,089	$(860,680)	$(104,315)

					Stockholders' Equity (Deficit)
	Series B Convertible and Redeemable Preferred Stock		Series C Convertible and Redeemable Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of common stock - Stock Purchase Agreement (Note 10)	—	$—	—	$—	2,092,430	$—	7,953	$—	$—	7,953
Issuance of common stock - May 2022 Public Offering (see Note 10)	—	—	—	—	22,665,000	2	1,237	—	—	1,239
Issuance of common stock upon cash exercise of warrants and pre-funded warrants	—	—	—	—	48,149,846	5	41,927	—	—	41,932
Issuance of common stock - ESPP	—	—	—	—	75,169	—	20	—	—	20
Issuance of common stock - a360 Media	—	—	—	—	6,738,544	1	3,407	—	—	3,408
Issuance of common stock upon noncash exercise of Purchase Rights	—	—	—	—	32,586,530	3	1,002	—	—	1,005
Conversion of series B-2 convertible preferred stock (see Note 10)	(1,200)	(1,143)	—	(72)	293,496	—	1,251	—	—	1,251
Exchange of series B-2 convertible preferred stock (see Note 10)	(1,700)	(1,616)	1,700	1,616	—	—	—	—	—	—
Convertible preferred stock deemed dividends	—	118	—	84	—	—	(81)	—	—	(81)
Restricted stock awards issued	—	—	—	—	157,333	—	—	—	—	—
Restricted stock awards cancelled	—	—	—	—	(157,328)	—	—	—	—	—
May 2022 exchange transaction	(2,100)	(2,099)	(1,700)	(1,628)	(325,002)	—	3,655	—	(1,316)	2,339
Cash repurchase of fractional common stock after the reverse stock split	—	—	—	—	(11,041)	—	(18)	—	—	(18)
Issuance of December 2022 Notes (see Note 5)	—	—	—	—	—	—	1,344	—	—	1,344
Change in fair value of financial instruments attributed to credit risk change	—	—	—	—	—	—	—	44,438	—	44,438
Modification of Baker Warrants (see Note 5)	—	—	—	—	—	—	1,070	—	—	1,070
Stock-based compensation	—	—	—	—	—	—	3,313	—	—	3,313
Net loss	—	—	—	—	—	—	—	—	(76,698)	(76,698)
Balance at December 31, 2022	—	$—	—	$—	123,098,285	$12	$817,355	$49,527	$(938,694)	$(71,800)

See accompanying notes to the consolidated financial statements.

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(76,698)	$(205,192)
Adjustments to reconcile net loss to net cash, cash equivalents and restricted cash used in operating activities:
Loss on issuance of financial instruments	72,993	—
Change in fair value of financial instruments	(82,465)	33,657
Stock-based compensation	3,313	8,898
Depreciation	1,015	1,023
Noncash lease expenses	1,031	1,404
Noncash interest expenses	2,176	2,665
Noncash inventory reserve	(300)	300
Noncash instrument exchange expense	514	—
Loss on disposal of property and equipment	926	—
Financial instrument modification expense	1,067	—
Changes in operating assets and liabilities:
Accounts receivable	5,323	(5,382)
Inventories	1,566	(21)
Prepaid and other assets	2,593	13,882
Accounts payable	4,474	(4)
Accrued expenses and other liabilities	(4,106)	5,471
Accrued compensation	(2,478)	(1,861)
Operating lease liabilities	(1,354)	(1,507)
Net cash, cash equivalents and restricted cash used in operating activities	(70,410)	(146,667)
Cash flows from investing activities:
Proceeds from sale of Softcup line of business	—	250
Purchases of property and equipment	(341)	(2,939)
Maturities of short-term investments	—	—
Net cash, cash equivalents and restricted cash (used in) provided by investing activities	(341)	(2,689)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of discounts and commissions - public offerings	24,882	81,534
Proceeds from issuance of common stock - exercise of warrants	25,211	159
Proceeds from issuance of common stock, net of commissions - ATM transactions	7,438	—
Proceeds from issuance of common stock - ESPP and exercise of stock options	20	297
Proceeds from issuance of preferred stock - registered direct offering	—	10,000
Payments under term notes	(5,892)	—
Borrowings under convertible notes	11,500	—
Cash repurchase of fractional common stock after the reverse stock split	(18)	—
Cash paid for financing costs	(1,202)	(970)
Payments of tax withholdings related to vesting of restricted stock awards	—	(327)
Net cash, cash equivalents and restricted cash provided by financing activities	61,939	90,693
Net change in cash, cash equivalents and restricted cash	(8,812)	(58,663)
Cash, cash equivalents and restricted cash, beginning of period	13,588	72,251
Cash, cash equivalents and restricted cash, end of period	$4,776	$13,588
Supplemental cash flow information:
Cash paid for interest	$698	1,389
Cash paid for taxes	$26	$11
Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$219	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$105	$476
Conversion of series B-2 and B-1, respectively, convertible preferred stock to common stock	$1,187	$1,032
Exchange of series B-2 convertible preferred stock to series C convertible preferred stock	$1,616	$—
Issuance of common stock for prepaid advertising	$3,412	$—
Exchange of Adjuvant Notes for Purchase Rights	$634	$—
Exchange of term notes for Purchase Rights	$4,806	$—
Issuance of common stock from exercise of Purchase Rights	$1,007	$—

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

The Company’s principal operations have been related to research and development, including the development of Phexxi, and to its commercially related sales and marketing efforts. Additional activities have included raising capital, recruiting personnel and establishing and maintaining a corporate infrastructure to support a commercial product. The Company has incurred operating losses and negative cash flows from operating activities since inception. As of December 31, 2022, the Company had cash and cash equivalents of $2.8 million and $0.9 million in restricted cash from the Adjuvant Notes (as defined in Note 5- Debt) that is available for use, a working capital deficit of $81.1 million and an accumulated deficit of $938.7 million.

In October 2022, the Company reported that EVOGUARD did not achieve its efficacy endpoints. The Company has discontinued investment in this development program. In March 2023, the Company received a Notice of Event of Default and Reservation of Rights (the Notice of Default) from Baker Bros claiming that the Company has failed to maintain the required shares reserved amount per the Third Baker Amendment as defined in Note 5- Debt. In addition, the Notice of Default resulted in a cross default under all outstanding debt.

Management’s plans to meet its cash flow needs in the next 12 months include generating recurring product revenue, restructuring its current payables, curing the event of default under its debt arrangements, and obtaining additional funding such as through the issuance of its capital stock, non-dilutive financings, or through collaborations or partnerships with other companies, including license agreements for Phexxi in foreign markets.

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

The Company has recognized limited revenues since the launch of Phexxi in September 2020 and anticipates it will continue to incur net losses for the foreseeable future. According to management estimates, liquidity resources as of December 31, 2022 are not sufficient to maintain the Company’s cash flow needs for the twelve months from the date of issuance of these consolidated financial statements.

If the Company is not able to obtain the required funding, through a significant increase in revenue, equity or debt financings, license agreements for Phexxi in foreign markets, or other means, or is unable to obtain funding on terms favorable to the Company, or if the event of default under its existing debt arrangements is not cured or there is another event of default affecting the notes payable, there will be a material adverse effect on commercialization and development operations, seek bankruptcy protection, and the Company's ability to execute its strategic development plan for future growth. If the Company cannot successfully raise additional funding and implement its strategic development plan, the Company may be forced to make further reductions in spending, including spending in connection with its commercialization activities, extend payment terms with suppliers, liquidate assets where possible at a potentially lower amount than as recorded in the consolidated financial statements, suspend or curtail planned operations or cease operations entirely. Any of these could materially and adversely affect the Company's liquidity, financial condition and business prospects, and the Company would not be able to continue as a going concern. The Company has concluded that these circumstances and the uncertainties associated with the Company’s ability to obtain additional equity or debt financing on terms that are favorable to the Company, or at all, and otherwise succeed in its future operations raise substantial doubt about the Company’s ability to continue as a going concern.

2.    Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto.

Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include, but are not limited to: the assumptions used in measuring the revenue gross-to-net variable consideration items; the trade accounts receivable credit loss reserve estimate; the discount rate used in estimating the fair value of the lease right-of-use (ROU) assets and lease liabilities; the assumptions used in estimating the fair value of convertible notes, warrants and purchase rights issued; the useful lives of property and equipment; the recoverability of long-lived assets; and clinical trial accruals; the assumptions used in estimating the fair value of stock-based compensation expense. These assumptions are more fully described in Note 3- Revenue, Note 5- Debt, Note 7- Fair Value of Financial Instruments, Note 8- Commitments and Contingencies, and Note 11- Stock-based Compensation. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances and adjusts when facts and circumstances dictate. The estimates are the basis for making judgments about the carrying values of assets, liabilities and recorded expenses that are not readily apparent from other sources. As future events and their effects cannot be determined with precision, actual results may materially differ from those estimates or assumptions.

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

The Company has not experienced any losses in such accounts and believes it is not exposed to significant concentrations of credit risk on its cash, cash equivalents and restricted cash balances on amounts in excess of federally insured limits due to the financial position of the depository institutions in which these deposits are held. The Company’s deposits were primarily held in Silicon Valley Bank prior to their closure by regulators, however, the Company was subsequently able to regain full access to all its deposits and moved these to a different financial institution.

The Company is also subject to credit risk related to its trade accounts receivable from product sales. Its customers are located in the United States and consist of wholesale distributors, retail pharmacies, and a mail-order specialty pharmacy. The Company extends credit to its customers in the normal course of business after evaluating their overall financial condition and evaluates the collectability of its accounts receivable by periodically reviewing the age of the receivables, the financial condition of its customers, and its past collection experience. Historically, the Company has not experienced any credit losses. As of December 31, 2022, based on the evaluation of these factors the Company did not record an allowance for doubtful accounts. Phexxi is distributed primarily through three major distributors and a mail-order pharmacy, who receive service fees calculated as a percentage of the gross sales, and fee per units shipped, respectively. These entities are not obligated to purchase any set number of units and distribute Phexxi on demand as orders are received. For the years ended December 31, 2022, and 2021, the Company’s three largest customers combined made up approximately 77% and 75% of its gross product sales, respectively. As of December 31, 2022 and 2021, the Company's four largest customers combined made up 81% and the Company's three largest customers combined made up 75%, respectively, of its trade accounts receivable balance.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of readily available cash in checking accounts and money market funds. Restricted cash consists of cash held in monthly time deposit accounts and letters of credit, which are collateral for the Company’s credit cards, facility leases and fleet leases, as described in Note 8- Commitments and Contingencies. As of December 31, 2022, the Company maintained letters of credit of $0.8 million and $0.3 million for its office lease and fleet leases, respectively. Additionally, the remaining $0.9 million of the $25.0 million received from the issuance of Adjuvant Notes (as defined below) in the fourth quarter of 2020 is classified as restricted cash due to the Company's contractual obligation to use the funds for specific purposes. Refer to Note 14 – Subsequent Events for forfeiture of the $0.8 million letter of credit related to the office lease.

The following table provides a reconciliation of cash, cash equivalents and restricted cash, reported within the consolidated statements of cash flows (in thousands):

	Years Ended December 31,
	2022	2021
Cash and cash equivalents	$2,769	$7,732
Restricted cash	1,207	5,056
Restricted cash included in other noncurrent assets	800	800
Total cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows	$4,776	$13,588
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
The Company believes that the Adjuvant Notes bear interest at a rate that approximates prevailing market rates for instruments with similar characteristics and, accordingly, the carrying value of the Adjuvant Note, as defined below, approximates fair value. The Company estimates the fair value of long-term debt utilizing an income approach. The Company uses a present value calculation to discount principal and interest payments and the final maturity payment on these liabilities using a discounted cash flow model based on observable inputs. The debt instrument is then discounted based on what the current market rates would be as of the reporting date. Based on the assumptions used to value these liabilities at fair value, the debt instrument is categorized as Level 2 in the fair value hierarchy.
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

Impairment of Long-lived Assets

The Company reviews property and equipment for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset or asset group are less than its carrying amount. An impairment loss is measured as the amount by which the carrying amount of an asset or asset group exceeds its fair value. The Company did not recognize an impairment loss related to long-lived assets during the years ended December 31, 2022 and 2021.

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

Fair Value of Warrants

Upon the issuance of the warrants, they are initially measured at fair value and reviewed for the appropriate classification (liability or equity). Warrants determined to require liability accounting are subsequently re-measured with changes in fair value being recognized as a component of other income (expense), net in the consolidated statements of operations. Warrants are value using an option pricing model based on the applicable assumptions, which include the exercise price of the warrants, time to expiration, expected volatility of our peer group, risk-free interest rate, and expected dividends. The Company re-evaluates the classification of its warrants at each balance sheet to determine the proper balance sheet classification for them. The assumptions used in the OPM are considered level 3 assumptions and include, but are not limited to, the market value of invested capital, our cumulative equity value as a proxy for the exercise price, the expected term the purchase rights will be held prior to exercise and a risk-free interest rate, and probability of change of control events.

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

For leases which do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date or the Adoption Date in determining the present value of lease payments over a similar term. In determining the estimated incremental borrowing rate, the Company considers a rate obtained from its primary banker for discussion purposes of a potential collateralized loan with a term similar to the lease term; the Company’s historical borrowing capability in the market; and the Company’s costs incurred for underwriting discounts and financing costs in its previous equity financings. For leases which have an implicit rate, the Company uses the rate implicit in the lease to determine the present value of the lease payments. The ROU assets also include any lease payments made and exclude lease incentives. For operating leases, lease expense is recognized on a straight-line basis over the lease term. Lease and non-lease components within a contract are generally accounted for separately. Short-term leases of 12 months or less, if any. are expensed as incurred which approximates the straight-line basis due to the short-term nature of the leases.

Operating lease ROU assets and lease liabilities were $4.4 million and $5.4 million on December 31, 2022, respectively, and were $5.4 million and $6.8 million on December 31, 2021, respectively. See Note 8 - Commitments and Contingencies for more detailed discussions on leases and financial statements information under ASC 842.

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

Stock-based Compensation

Stock-based compensation expense for stock options issued to employees, non-employee directors and consultants is measured based on estimating the fair value of each stock option on the date of grant using the BSM option-pricing model.

The following table summarizes the Company’s stock-based awards expensing policies for employees and non-employees:

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

	Years Ended December 31,
	2022	2021
Common stock to be purchased under the 2019 ESPP	—	33,910
Options to purchase common stock	709,119	708,329
Warrants to purchase common stock	256,545,987	4,517,807
Series B-2 convertible preferred stock	—	555,555
Purchase rights to purchase common stock	561,275,330	—
Convertible debt	2,263,210,550	1,192,167
Total	3,081,740,986	7,007,768
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06, Debt (ASU No. 2020-06), removing, modifying, and adding certain disclosure requirements of ASC 470, Debt with Conversion and Other Options, and ASC 815, Derivatives and Hedging - Contracts in Entity’s Own Equity (ASC 815). ASU No. 2020-06 will be effective for the Company beginning January 1, 2024 and early adoption is allowed. The adoption of ASU No. 2020-06 did not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements — Not Yet Adopted

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standards setting bodies that are adopted as of the specified effective date. The Company believes the impact of recently issued standards and any issued but not yet effective standards will not have a material impact on its consolidated financial statements upon adoption.

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
Product returns – Customers have the right to return product that is within six months or less of the labeled expiration date or that is past the expiration date by no more than six months. Phexxi was commercially launched in September 2020 and there have been minimal returns as of December 31, 2022. The Company uses historical sales and return data to estimate future product returns. Product return estimates are recorded as other current liabilities on the consolidated balance sheet.

The variable considerations discussed above were recorded in the consolidated balance sheet and consisted of $0.1 million in contra trade accounts receivable as of both December 31, 2022 and 2021 and $2.6 million and $2.2 million in other current liabilities as of December 31, 2022 and 2021, respectively.

4.    Inventories

The inventory costs include all purchased materials, direct labor and manufacturing overhead.

Inventories consist of the following (in thousands) for the period indicated:

	December 31,
	2022	2021
Raw materials	$758	$574
Work in process(1)	4,142	1,712
Finished goods(2)	1,748	5,629
Total(3)	$6,648	$7,915
_____________________
(1) The work in process balance represents all production costs incurred for partially completed goods, including inventory designated for relabeling.
(2) The finished goods balance as of December 31, 2021, includes $0.3 million inventory reserve for estimated obsolescence and excess inventory based upon assumptions about the future demand for Phexxi.
(3) A portion of the total inventory balance is included in other noncurrent assets.
5.    Debt

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

On June 5, 2020 (the Exercise Date), the Baker Purchasers exercised the Baker Purchase Rights. At the second closing date of June 9, 2020 (the Baker Second Closing), the Baker Purchasers acquired the remaining Baker Notes with an aggregate principal amount of $10.0 million and Baker Warrants exercisable for 136,612 shares of common stock. With the completion of the underwritten public offering in June 2020 the exercise price of the Baker Warrants was $36.60. The Baker Warrants have a five-year term with a cashless exercise provision and are immediately exercisable at any time from their respective issuance date.

The Baker Notes have a five-year term, with no pre-payment ability during the first three years. Interest on the unpaid principal balance of the Baker Notes (the Baker Outstanding Balance) accrues at 10.0% per annum with interest accrued during the first year from the two respective closing dates recognized as payment-in-kind. The effective interest rate for the period was 10.0%. Accrued interest beyond the first year of the respective closing dates are to be paid in arrears on a quarterly basis in cash or recognized as payment-in-kind, at the direction of the Baker Purchasers. The Baker Purchasers elected to have the accrued interest for the first quarter of 2021 paid-in-kind, and the accrued interest going forward to be paid in cash. Interest expense pertaining to the Baker Notes for the years ended December 31, 2021 was approximately $2.8 million. As of December 31, 2021, the accrued interest is recorded in the consolidated balance sheet in other current liabilities with a total balance of $0.7 million. As discussed below, with the amendment to the Baker Bros. Purchase Agreement, interest payments were paid-in kind. The Company accounts for the Baker notes under the fair value method as described below and, therefore, the interest associated with the Baker Notes is included in the fair value determination. As of December 31, 2022, the Baker Notes could be converted into 1,400,966,828 shares of common stock.

The Baker Notes are callable by the Company on 10 days’ written notice beginning on the third anniversary of the Baker Initial Closing. The call price will equal 100% of the Baker Outstanding Balance plus accrued and unpaid interest if the Company’s common stock as measured using a 30-day volume weighted average price (VWAP) is greater than the benchmark price of $74.85 as stated in the Baker Bros. Purchase Agreement, or 110% of the Baker Outstanding Balance plus accrued and unpaid interest if the VWAP is less than such benchmark price. The Baker Purchasers also have the option to require the Company to repurchase all or any portion of the Baker Notes in cash upon the occurrence of certain events. In a repurchase event, as defined in the Baker Bros. Purchase Agreement, the repurchase price will equal 110% of the Baker Outstanding Balance plus accrued and unpaid interest. In an event of default or the Company’s change of control, the repurchase price will equal to the sum of (x) three times of the Baker Outstanding Balance plus (y) the aggregate value of future interest that would have accrued (collectively, the Embedded Features of the Baker Notes), which was subsequently adjusted in an amendment to the Baker Notes on September 15, 2022, as further described below. The Baker Notes were convertible at any time at the option of the Baker Purchasers at the conversion price of $36.60 per share prior to the First Baker Amendment as defined below.

On November 20, 2021, the Company entered into the first amendment to the Baker Bros. Purchase Agreement (the First Baker Amendment), in which each Baker Purchaser shall have the right to convert all or any portion of the Baker Notes into Common Stock at a conversion price equal to the lesser of (a) $36.60 and (b) 115% of the lowest price per share of common stock (or, as applicable with respect to any equity securities convertible into common stock, 115% of the applicable conversion price) sold in one or more equity financings until the Company had met a qualified financing threshold, defined as one or more equity financings resulting in aggregate gross proceeds to the Company of at least $50.0 million (Financing Threshold).
The First Baker Amendment also extended, effective upon the Company’s achievement of the Financing Threshold, the affirmative covenant to achieve $100.0 million in cumulative net sales of Phexxi by June 30, 2022 to June 30, 2023. Additionally per the First Baker Amendment, if in any equity financing closing on or prior to the date the Company has met the Financing Threshold, the Company was required to issue warrants to purchase capital stock of the Company (or other similar consideration), the Company was also required to issue to the Baker Purchasers an equivalent coverage of warrants (or other similar consideration) on the same terms as if the Baker Purchasers participated in the financing in an amount equal to the then outstanding principal of the Baker Notes held by the Baker Purchasers. In satisfaction of this requirement and in connection with the closing of the May 2022 Public Offering, the Company issued warrants to purchase 72,860,769 shares of the Company's common stock at an exercise price of $0.75 per share (the June 2022 Baker Warrants). As required by the terms of the First Baker Amendment, the June 2022 Baker Warrants have substantially the same terms as the warrants issued in the May 2022 Public Offering. Refer to Note 10 - Stockholders' Equity (Deficit) for further information. The exercise price of the initial Baker Warrants and the June 2022 Baker Warrants was reset to $0.21 per share along with the change of the conversion price per the Third Baker Amendment and further reset to $0.0325 per share with the December 2022 Notes issuance, both as discussed below.
On March 21, 2022, the Company entered into the second amendment to the Baker Bros. Purchase Agreement (the Second Baker Amendment), pursuant to which each Baker Purchaser now has the right to convert all or any portion of the Baker Notes into Common Stock at a conversion price equal to the lesser of (a) $5.8065 or (b) 100% of the lowest price per share of common stock (or as applicable with respect to any equity securities convertible into common stock, 100% of the applicable conversion price) sold in any equity financing until the Company has (i) met the qualified financing threshold by June 30, 2022, defined as a single underwritten financing resulting in aggregate gross proceeds to the Company of at least $20.0 million (Qualified Financing Threshold) and (ii) the disclosure of its top-line results from its EVOGUARD clinical trial (the Clinical Trial Milestone) by October 31, 2022. The Second Baker Amendment also provides that the exercise price of the Baker Warrants will equal the conversion price of the Baker Notes. The Company met the Qualified Financing Threshold upon the closing of the May 2022 Public Offering, and as of September 30, 2022, the conversion price and exercise price of the Baker Warrants was reset to $0.75. The Company achieved the Clinical Trial Milestone in October 2022. Also, with the achievement of the Qualified Financing Threshold and the Clinical Trial Milestone, the affirmative covenant to achieve $100.0 million in cumulative net sales of Phexxi was extended to June 30, 2023. The Baker Warrants were reset to $0.21 per share per the Third Baker Amendment and further reset to $0.0325 per share with the December 2022 Notes issuance, both as discussed below. Subsequent to December 31, 2022, the conversion and strike price adjusted to $0.0065, as discussed in Note 14 – Subsequent Events.

On September 15, 2022, the Company entered into the third amendment to the Baker Bros. Purchase Agreement (the Third Baker Amendment), pursuant to which the conversion was amended to equal to $0.21, subject to adjustment for certain dilutive Company equity issuance adjustments for a two-year period, removal of an interest make-whole payment due in certain circumstances, and certain change of control and liquidation payment amounts were reduced from three times the outstanding amounts of the Baker Notes to two times the outstanding amounts. In addition, the Third Baker Amendment provides that the Company may make future interest payments to the Baker Purchasers in kind or in cash, at the Company’s option. For the year ended December 31, 2022, the Company elected an in-kind interest payment and approximately $3.3 million was added to the outstanding principal balance.

The Company evaluated whether any of the Embedded Features required bifurcation as a separate component of equity. The Company elected the fair value option (FVO) under ASC 825, Financial Instruments (ASC 825), as the Baker Notes are qualified financial instruments and are, in whole, classified as liabilities. Under the FVO, the Company recognized the hybrid debt instrument at fair value, inclusive of the Embedded Features with changes in fair value related to changes in the Company’s credit risk being recognized as a component of accumulated other comprehensive income in the consolidated balance sheets. All other changes in fair value were recognized in the consolidated statements of operations.
The Baker Notes contain various customary affirmative and negative covenants agreed to by the Company, including timely payment, in cash, of the quarterly interest payment and maintaining an active listing. On September 12, 2022, the Company received a default notice from the Baker Purchasers due to its failure of making the required payments of accrued interest for the first and second quarters of 2022 in the aggregate amount of $1.4 million and being delisted from Nasdaq. As a result of the cross-default provisions applicable to the Adjuvant Notes and the May 2022 Notes (both, as discussed below), the Company was also in default of these Notes. On September 15, 2022, the Company entered into a (i) Forbearance Agreement (the Secured Creditor Forbearance Agreement) with the Baker Purchasers, pursuant to which the Baker Purchasers agreed to forbear from exercising any of their rights and remedies during the Forbearance Period (as defined), but solely with respect to the specified events of default (Forbearance Termination Event) provided under the Secured Creditor Forbearance Agreement, which includes among other things, the first date after December 31, 2022, on which the Company’s cash falls below $1.0 million. In exchange for the forbearance and the Third Baker Amendment, the Company agreed to adjust the aggregate principal balance of the Baker Notes to $44.2 million, which includes the delinquent interest payments of $1.4 million that the Baker Purchasers agreed to forego in cash, as well as an immaterial amount of legal fees incurred by the Baker Purchasers' counsel.
On December 19, 2022, the Company entered into the First Amendment to Forbearance Agreement (the Amendment) effective as of December 15, 2022 (the Amendment Effective Date) to amend certain provisions of the of the Secured Creditor Forbearance Agreement dated September 15, 2022. The Amendment revises the Secured Creditor Forbearance Agreement to (i) amend the Fifth Recital Clause to clarify that the Purchasers consent to any additional indebtedness pari passu, but not senior to that of the Purchasers, in an amount not to exceed $5.0 million, and (ii) strike and entirely replace Section 4 to clarify the terms of the Purchasers’ consent to Interim Financing (as defined therein). No other revisions were made to the Secured Creditor Forbearance Agreements.
As described more fully in Note 14 – Subsequent Events, on March 7, 2023, the Company received a Notice of Event of Default and Reservation of Rights (the Notice of Default) from Baker Bros claiming that the Company has failed to maintain the required shares reserved amount per the Third Baker Amendment. As a result of the Notice of Default, approximately $92.8 million representing two times the sum of the outstanding balance and all accrued and unpaid interest thereon and all other amounts due under the SPA and other documents is due and payable within three business days of receipt of the Notice of Default. In addition, the Notice of Default resulted in a cross default under all outstanding debt.
During the year ended December 31, 2022, using the valuation methods discussed in Note 7- Fair Value of Financial Instruments, the Company recorded a gain of $42.4 million due to changes in fair value of the Baker Notes, of which $2.0 million is recorded in the consolidated statements of operations as a result of mark-to-market adjustments unrelated to instrument-specific credit losses and $44.4 million, recorded as a component of other comprehensive income due to changes in the underlying instrument-specific credit risk for the Baker Notes. Through June 30, 2023, the change in fair value attributed to the change in the underlying instrument-specific credit risk was determined by taking the difference between the fair value of the Baker Notes with and without the credit risk change and value of the collateral. For the second half of 2022, the fair value of the Baker Notes was determined by estimating the fair value of the Market Value of Invested Capital (“MVIC”) of the Company. This was estimated using forms of the cost and market approaches. In the Cost approach, an adjusted net asset value method was used to determine the net recoverable value of the Company, including an estimate of the fair of the Company’s intellectual property. The estimated fair value of the Company's intellectual property was valued using a relief from royalty method which required management to make significant estimates and assumptions related to forecasts of future revenue, and the selection of the royalty and discount rates. If the resulting fair value is not estimated as greater than the contractual payout, the fair value of the Baker Notes then becomes the Company's MVIC available for distribution.

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

Interest expense for the Adjuvant Notes consist of the following, and is included in short-term convertible notes payable on the consolidated balance sheet as of December 31, 2022 (in thousands):

	Years Ended December 31,
	2022	2021
Coupon interest	$2,048	$1,959
Amortization of issuance costs	129	39
Total	$2,177	$1,998

The Adjuvant Notes are convertible, subject to customary 4.99% and 19.99% beneficial ownership limitations, into shares of the Company’s common stock, par value $0.0001 per share, at any time at the option of the Adjuvant Purchasers at a conversion price of $54.75 per share. To the extent not previously prepaid or converted, the Adjuvant Notes will automatically convert into shares of the Company’s common stock at a conversion price of $54.75 per share. In connection with certain Company change of control transactions, the Adjuvant Notes may be prepaid at the option of the Company or will become payable at the option of the Adjuvant Purchasers. To the extent not previously prepaid or converted, the Adjuvant Notes were originally automatically convertible into shares of the Company’s common stock at a conversion price of $54.75 per share immediately following the earliest of the time at which the (i) 30-day value-weighted average price of the Company’s common stock was $150.00 per share, or (ii) Company achieved cumulative net sales from the sales of Phexxi of $100.0 million, provided such net sales are achieved prior to July 1, 2022.

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

On September 15, 2022, the Company also entered into the second amendment to the Adjuvant Purchase Agreement (the Second Adjuvant Amendment), pursuant to which the conversion price per share was reduced to $0.21, subject to adjustment for certain dilutive Company equity issuance adjustments for a two-year period. In addition, the Company entered into an exchange agreement, pursuant to which the Adjuvant Purchasers agreed to exchange 10% of the outstanding amount of the Adjuvant Notes as of September 15, 2022 (or $2.9 million) for rights to receive 13,730,370 shares of common stock (Adjuvant Purchase Rights). The number of shares for each Adjuvant Purchase Right is initially fixed, but is subject to certain customary adjustments, and, until the second anniversary of issuance, adjustments for certain dilutive Company equity issuances. Refer to Note 10 - Stockholders' Equity (Deficit) for discussion regarding additional issuances of Purchase Rights under this provision. The Adjuvant Purchase Rights expire on June 28, 2027 and do not have an exercise price per share and, therefore, will not result in cash proceeds to the Company. As of December 31, 2022, all Adjuvant Purchase Rights remain outstanding. The conversion price of the Adjuvant Notes were further reset to $0.0325 per share with the December 2022 Notes issuance, as discussed below. Subsequent to December 31, 2022, the conversion price adjusted to $0.0065, as discussed in Note 14 – Subsequent Events.

The Adjuvant Notes are accounted for in accordance with authoritative guidance for convertible debt instruments and are classified as current liabilities in the consolidated balance sheet. The aggregate proceeds of $25.0 million was initially classified as restricted cash for financial reporting purposes due to contractual stipulations that specify the types of expenses the money can be spent on and how it must be allocated. Its conversion feature is required to be bifurcated as an embedded derivative due to the fact that the Company does not have sufficient number of shares reserved upon conversion. However, the fair value of such feature is immaterial as of December 31, 2022. As of December 31, 2022 and 2021, $0.9 million and $4.7 million in proceeds remained, which are included in restricted cash on the consolidated balance sheets. See Note 7- Fair Value of Financial Instruments for a description of the accounting treatment for the Adjuvant Purchase Rights.

Due to the execution of the Adjuvant Forbearance and the Second Adjuvant Amendment, the Company reviewed the Adjuvant Notes in accordance with Topics ASC 470-50 – Modifications and Extinguishments and ASC 470-60 – Troubled Debt Restructurings by Debtors. The Company concluded that although changes in the structure of the debt met certain qualitative factors to qualify as a troubled debt restructuring (TDR), the effective interest rate post changes was greater than the original effective interest rate and, therefore, failed the quantitative test to be a TDR. The Adjuvant Notes were evaluated in accordance with ASC 470-50 and were determined to have failed certain qualitative factors to qualify as a modification and, therefore, were accounted for as an extinguishment. The Company removed the old debt from its books and recorded the new, revised debt and concurrently recognized a gain of approximately $2.5 million upon extinguishment, included in change in fair value of financial instruments within the consolidated statements of operations.

As discussed above and described more fully in Note 14 – Subsequent Events, on March 7, 2023, the Company received a Notice of Event of Default and Reservation of Rights (the Notice of Default) from Baker Bros. resulting in a cross default under the all outstanding debt and as such, the Company was not in compliance with all applicable covenants as of the filing date of this Annual Report on Form 10-K, including the cross-default provisions addressed by the Secured Creditor Forbearance Agreement discussed above.

As of December 31, 2022 and 2021, the Adjuvant Notes are recorded in the consolidated balance sheet as short-term convertible notes payable with a total balance of $26.3 million and $27.2 million, respectively. As of December 31, 2022 and 2021, the balance is comprised of $22.3 million and $24.8 million, respectively, in principal, net of unamortized debt issuance costs, and $4.0 million and $2.4 million, respectively, in accrued interest.

As of December 31, 2022 and assuming the current conversion price of $0.0325 per share, the Adjuvant Notes could be converted into 815,987,312 shares of common stock.

Term Notes

January and March 2022 Notes

On January 13, 2022, the Company entered into a Securities Purchase Agreement (the January 2022 Purchase Agreement) with institutional investors (the January 2022 Notes Purchasers) pursuant to which the Company agreed to sell in a registered direct offering (i) unsecured 5.0% Senior Subordinated Notes due 2025 with an aggregate issue price of $5.9 million (the January 2022 Notes), which included an original issue discount of $0.9 million, and (ii) warrants (the January 2022 Warrants) to purchase up to 1,000,401 shares of the Company’s common stock, $0.0001 par value per share. The January 2022 Warrants have an exercise price of $5.88 per share and were initially exercisable beginning on July 15, 2022 with a five-year term. Pursuant to the terms of the March 2022 Purchase Agreement (as defined below), the January 2022 Warrants became exercisable on March 1, 2022, as described in more detail below.

On March 1, 2022, the Company entered into a Securities Purchase Agreement (the March 2022 Purchase Agreement) with institutional investors (the March 2022 Notes Purchasers) pursuant to which the Company agreed to sell in a registered direct offering (i) unsecured 5.0% Senior Subordinated Notes due 2025 with an aggregate issue price of approximately $7.5 million (the March 2022 Notes), which included an original issue discount of approximately $2.5 million, and (ii) warrants (the March 2022 Warrants) to purchase up to 1,037,886 shares of the Company’s common stock, $0.0001 par value per share. The March 2022 Warrants have an exercise price of $7.1805 per share and are immediately exercisable with a five-year term.

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

The Company evaluated the January and March 2022 Warrants and determined that in accordance with ASC 815 the warrants should be recorded at fair value and classified as a derivative liability in the consolidated balance sheet. Both the January and March 2022 Notes and Warrants were marked-to-market at each reporting date.

Under the valuation methods as described in Note 7- Fair Value of Financial Instruments the Company recorded the following in the consolidated financial statements related to the January and March 2022 Notes and Warrants during the year ended December 31, 2022: (i) $0.2 million in notes at issuance; (ii) $10.6 million in warrants at issuance as a derivative liability; and (iii) a $0.9 million loss on issuance. During the year ended December 31, 2022, the Company recognized gains in fair value of financial instruments as a result of the mark-to-market adjustment on the January and March 2022 Warrants of $10.6 million.

On May 4, 2022, the January and March 2022 Notes were exchanged pursuant to the May 2022 Exchange, as defined below.

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

The May 2022 Notes contain various customary affirmative and negative covenants agreed to by the Company. The May 2022 Notes also include other customary events of default, which include the suspension of trading of shares of the Company’s common stock on the Nasdaq Capital Market for a period of more than five trading days. On September 12, 2022, the Company was in default of the May Notes due to the default with the Baker Notes under the cross-default provision. As a result, the interest rate was increased to 18% for the duration of the default and the holders of the May 2022 Notes had the right to request redemption for 125% of the amounts then owed pursuant to the May 2022 Notes.

On September 15, 2022, the Company entered into exchange agreements with each of the May 2022 Notes Purchasers (the May 2022 Notes Exchange Agreements), pursuant to which the May 2022 Notes Purchasers agreed to exchange all outstanding balance of the May Notes as of September 15, 2022 using the higher interest rate and redemption premium aforementioned for purchase rights (the May Note Purchase Rights) to receive 104,029,723 shares of common stock. As a result, the May Notes are no longer outstanding as of December 31, 2022. The number of right shares for each May Note Purchase Right is initially fixed, but is subject to certain customary adjustments, and, until the second anniversary of issuance, adjustments for certain dilutive Company equity issuances, as further discussed in Note 10 - Stockholders' Equity (Deficit) and expire on June 28, 2027. The May 2022 Notes Purchasers also waived certain anti-dilution share adjustment provisions with respect to shares underlying the May 2022 Warrants.

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

The Company evaluated the May 2022 Warrants and determined that, in accordance with ASC 815, the warrants should be recorded at fair value and classified as a derivative liability in the consolidated balance sheet. Both the May 2022 Notes and Warrants are marked-to-market at each reporting date before the exchange as described above.

Under the valuation methods as described in Note 7- Fair Value of Financial Instruments, the Company recorded the following in the consolidated financial statements related to the May 2022 Notes and Warrants during the year ended December 31, 2022: (i) $22.3 million in notes at issuance; and (ii) $1.6 million in warrants at issuance as a derivative liability. During the year ended December 31, 2022, the Company recognized losses in fair value of financial instruments as a result of the mark-to-market adjustment on the May 2022 Notes of $10.3 million and gains in fair value of financial instruments as a result of the mark-to-market adjustment on the May 2022 Warrants of $1.6 million.

December 2022 Notes

On December 20, 2022, the Company entered into a Securities Purchase Agreement (the December 2022 Purchase Agreement), with certain investors (the December 2022 Notes Purchasers) pursuant to which the Company agreed to sell in a registered direct offering (i) unsecured 8.0% Senior Subordinated Notes due December 21, 2025 with an aggregate issue price of $2.3 million (the December 2022 Notes), which included an original issue discount of $0.8 million (ii) warrants (the December 2022 Warrants) to purchase up to 46,153,847 shares of the Company’s common stock, $0.0001 par value per share, and (iii) an aggregate 70 shares of Series D Preferred Stock (the Preferred Shares) (collectively, the Offering). The Offering closed on December 21, 2022, with net proceeds to the Company from the Offering, after deducting offering expenses, of $1.25 million. The December 2022 Notes are convertible at $0.05, and the December 2022 Warrants have a strike price of $0.05. Upon the closing of the December 2022 Purchase Agreement, the conversion and strike price of the Baker Notes, the Baker Warrants, the June 2022 Baker Warrants, the Adjuvant Notes and the May Common Stock Warrants, as discussed in Note 10 - Stockholders' Equity (Deficit), reset to $0.0325 per share.

The December 2022 Notes interest rate is subject to increase to 12% upon an event of default and have no Company right to prepayment prior to maturity, however, the Company can redeem the respective notes at a redemption premium of 32.5%. The December 2022 Notes Purchasers can also require the Company to redeem their notes at the respective premium rate tied to the occurrence of certain subsequent transactions, as well as require the Company to redeem the December 2022 Notes in the event of subsequent placements (as defined). Also, pursuant to the terms of the December 2022 Purchase Agreement, the December 2022 Notes Purchasers have certain rights to participate in subsequent issuances of the Company’s securities, subject to certain exceptions. Additionally, the December 2022 Notes conversion rate and warrant strike price are subject to adjustment upon the issuance of other securities (as defined) less than the stated conversion rate and strike price of $0.05. Subsequent to December 31, 2022, the conversion and strike price adjusted to $0.0065 as discussed in Note 14 – Subsequent Events.

The Company evaluated the December 2022 Notes and December 2022 Warrants, in accordance with ASC 480 – Distinguishing Liabilities from Equity and determined both were liability instruments. The December 2022 Notes were then evaluated in accordance the requirements of ASC 825, Financial Instruments (ASC 825) and concluded the Company was not precluded from electing the fair value option for the December 2022 Notes; as such the December 2022 Notes are carried at fair value in the consolidated balance sheets. Since the December 2022 Warrants are also required to be recorded as liabilities in the Company’s consolidated balance sheets, they are also carried at fair value. Both the December 2022 Notes and Warrants are marked-to-market at each reporting date with changes in fair value of the December 2022 Notes and Warrants are recorded recognized in the consolidated statement of operations, unless the change is concluded to be related to changes in the Company’s credit rating, in which case the change will be recognized as a component of accumulated other comprehensive income in the consolidated balance sheets.

Under the valuation methods as described in Note 7- Fair Value of Financial Instruments, the Company recorded the following in the consolidated financial statements related to the December 2022 Notes and Warrants during the year ended December 31, 2022: (i) $156,000 in convertible notes payable carried at fair value in the consolidated balance sheets, (ii) $143,000 in derivative liabilities for the warrants, and (iii) $1.3 million additional paid-in capital upon the issuance of financial instruments carried at fair value.

6.    Balance Sheet Details

Prepaid and Other Current Assets
Prepaid and other current assets consist of the following (in thousands):

	December 31,
	2022	2021
Insurance	$1,387	$1,144
Selling and marketing related costs	44	1,134
Manufacturing related costs	82	322
Other	705	629
Total	$2,218	$3,229

Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

		December 31,
	Useful Life	2022	2021
Research equipment	5 years	$653	$653
Computer equipment and software	3 years	639	619
Office furniture	5 years	881	881
Leasehold improvements	5 years or less	3,388	3,388
Construction in-process	—	1,568	2,407
		7,129	7,948
Less: accumulated depreciation		(3,189)	(2,174)
Total, net		$3,940	$5,774
Depreciation and amortization expense for property and equipment is disclosed in the consolidated statements of cash flows.

Other Noncurrent Assets

Other noncurrent assets consist of the following (in thousands):

	December 31,
	2022	2021
Restricted cash included in noncurrent assets	$800	$800
Inventories, long-term	1,270	241
Prepaid directors & officers' insurance	1,717	109
Other	331	53
Total	$4,118	$1,203

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2022	2021
Clinical trial related costs	$2,574	$5,294
Selling and marketing related costs	674	1,997
Legal and other professional fees	—	550
Manufacturing related costs	—	201
Other	876	328
Total	$4,124	$8,370

7.    Fair Value of Financial Instruments

Fair Value of Financial Assets

The fair values of the Company’s assets, including the money market funds, investments in marketable fixed income debt securities classified as cash and cash equivalents, restricted cash, and Flex Note receivable, measured on a recurring basis are summarized in the following tables, as applicable (in thousands):

	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$2,612	$2,612	$—	$—
Total assets	$2,612	$2,612	$—	$—

	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$11,176	$11,176	$—	$—
Total assets	$11,176	$11,176	$—	$—

_______________________
(1) Included as a component of cash and cash equivalents and restricted cash on the consolidated balance sheet.
Fair Value of Financial Liabilities

The following table is a summary of the Company's convertible debt instruments as of December 31, 2022 and 2021, respectively (in thousands).

							Fair Value
As of December 31, 2022	Principal Amount	Unamortized Issuance Costs	Accrued Interest	Redemption Amount	Amount Exchanged	Net Carrying Amount	Amount	Leveling
Baker Notes (1) (2)	$45,528	$—	$—	$—	$—	$45,528	$39,260	Level 3
Adjuvant Notes (3) (4)	22,500	(252)	4,020	—	—	26,268	—	N/A
May 2022 Notes (1)	16,376	—	1,101	4,369	(21,846)	—	—	N/A
Dec 2022 Notes (1)	2,308	—	—	—	—	2,308	156	Level 3
_____________
(1) These liabilities are/were carried at fair value in the consolidated balance sheets. As such, the principal and accrued interest was included in the determination of fair value. The related debt issuance costs were expensed.
(2) The Baker Notes principal amount includes $5.6 million of interest paid-in kind as of December 31, 2022.
(3) The Adjuvant Notes are recorded in the consolidated balance sheets at their net carrying amount which includes principal and accrued interest, net of unamortized issuance costs.
(4) The principal amount and accrued interest of the Adjuvant Notes are net of the 10% reduction in principal and interest of $2.5 million and $0.4 million, respectively, received in exchange for the issuance of Purchase Rights.

					Fair Value
As of December 31, 2021	Principal Amount	Unamortized Issuance Costs	Accrued Interest	Net Carrying Amount	Amount	Leveling
Baker Notes (1) (2)	$27,323	$—	$698	$28,021	$81,717	Level 3
Adjuvant Notes (3)	25,000	(146)	2,355	27,209	27,209	Level 3
_____________

(1) These liabilities are/were carried at fair value in the consolidated balance sheets. As such, the principal and accrued interest was included in the determination of fair value. The related debt issuance costs were expensed.
(2) The Baker Notes principal amount includes $2.3 million of interest paid-in kind as of December 31, 2021.
(3) The Adjuvant Notes are recorded in the consolidated balance sheets at their net carrying amount which includes principal and accrued interest, net of unamortized issuance costs.

The following tables summarize the Company's derivative liabilities as of December 31, 2022 and 2021 as discussed in Note 10- Stockholders' Equity (Deficit) (in thousands):

	Fair Value
As of December 31, 2022(1)	Amount	Leveling
April and June 2020 Baker Warrants	$1	Level 3
May 2022 Public Offering Warrant	303	Level 3
June 2022 Baker Warrants	170	Level 3
December 2022 Warrants	107	Level 3
Purchase Rights	1,095	Level 3
Total Derivative Liabilities	$1,676

_____________________
(1) As of December 31, 2022, all warrants issued by the Company are subject to liability accounting due to potential settlement in cash, an insufficient number of authorized shares and other adjustment mechanics. However, warrants with an exercise price greater than $0.05 per share were considered to be significantly out of the money as of December 31, 2022 and therefore the value ascribed to those warrants was considered to be de minimus and is therefore excluded from the above table.

	Fair Value
As of December 31, 2021	Amount	Leveling
Derivative Liabilities - Convertible Preferred Stock	$202	Level 3

Change in Fair Value of Level 3 Financial Liabilities

The Baker Warrants, as discussed in Note 5- Debt, were determined to be classified as liabilities. Therefore, they were stated at fair value at issuance and subject to mark-to-market adjustments at each reporting date until a subsequent event occurs that would change their classification. They were considered Level 3 instruments because the fair value measurement was based, in part, on significant inputs not observed in the market.

The following table summarizes the changes in Level 3 financial liabilities related to Term Notes, Baker Notes and December 2022 Notes measured at fair value on a recurring basis for the years ended December 31, 2022 (in thousands).

	Term Notes - January 2022 Notes	Term Notes - March 2022 Notes	Term Notes - May 2022 Notes	Baker First Closing Notes	Baker Second Closing Notes	December 2022 Notes	Total
Balance at December 31, 2021	$—	$—	$—	$49,030	$32,687	$—	$81,717
Balance at issuance	116	149	447	—	—	156	868
Debt repayment	—	—	(5,892)	—	—	—	(5,892)
Change in fair value presented in the Condensed Consolidated Statements of Operations	4	2	10,251	1,189	792	—	12,238
Change in fair value presented in the Statements of Comprehensive Operations				(26,663)	(17,775)	—	(44,438)
Exchange of notes (noncash)	(120)	(151)	(4,806)	—	—	—	(5,077)
Balance at December 31, 2022	$—	$—	$—	$23,556	$15,704	$156	$39,416

The following table summarizes the changes in Level 3 financial liabilities related to Baker Notes measured at fair value on a recurring basis for the years ended December 31, 2021 (in thousands).

	Baker First Closing Notes	Baker Second Closing Notes	Total
Balance at December 31, 2020	$30,451	$20,301	$50,752
Initial liability at issuance	21,632	14,422	36,054
Change in fair value	(3,053)	(2,036)	(5,089)
Balance at December 31, 2021	$49,030	$32,687	$81,717

The following table summarizes the changes in Level 3 financial liabilities related to derivative liabilities measured at fair value on a recurring basis for the years ended December 31, 2022 (in thousands).

	Derivative Liability - Convertible Preferred Stock Conversion Feature	Derivative Liabilities Previously Classified as Equity Instruments	Derivative Liability - January 2022 Warrants	Derivative Liability - March 2022 Warrants	Derivative Liability - May 2022 Warrants	May 2022 Public Offering Common Warrants	May 2022 Public Offering Pre-Funded Warrants	June 2022 Baker Warrants	December 2022 Warrants	Purchase Rights	Derivative Liabilities Total
Balance at December 31, 2021	$202	$—	$—	$—	$—	$—	$—	$—	$—	$—	$202
Balance at issuance	—	—	4,562	6,025	1,613	18,074	4,633	70,238	107	6,284	111,536
Exercises	—	—	—	—	—	(12,086)	(4,633)	—	—	(1,007)	(17,726)
Change in fair value presented in the consolidated statements of operations	(83)	—	(4,562)	(6,025)	(1,613)	(5,685)	—	(70,068)	—	(4,182)	(92,218)
Conversion of series B-2 convertible preferred stock	(46)	—	—	—	—	—	—	—	—	—	(46)
Loss on re-valuation of derivative liabilities presented in the consolidated statement of operations.	—	1	—	—	—	—	—	—	—	—	1
May 2022 exchange transaction	(73)	—	—	—	—	—	—	—	—	—	(73)
Balance at December 31, 2022	$—	$1	$—	$—	$—	$303	$—	$170	$107	$1,095	$1,676

The following table summarizes the changes in Level 3 financial liabilities related to derivative liabilities measured at fair value on a recurring basis for the year ended December 31, 2021 (in thousands):

Derivative Liabilities
Beginning balance	$—
Initial liability at issuance	550
Conversion of series B-1 convertible preferred stock	(275)
Change in fair value presented in the consolidated statements of operations	(73)
Ending balance	$202

Valuation Methodology
Baker Notes

Through June 30, 2022, the fair value of the Baker Notes issued, and the change in fair value of the Baker Notes at the reporting date, were determined using a Monte Carlo simulation-based model. The Monte Carlo simulation was used to take into account several embedded features and factors, including the future value of our common stock, a potential change of control event, the probability of meeting certain debt covenants, the maturity term of the Baker Notes, the probability of an event of voluntary conversion of the Baker Notes, the probability of the failure to meet the affirmative covenant to achieve $100.0 million in cumulative net sales of Phexxi by June 30, 2023, and the probability of exercise of the put right and the probability of exercise of our call right.

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

For the second half of 2022, the fair value of the Baker Notes issued as described in Note 5- Debt, and subsequent changes in fair value recorded at each reporting date, was determined by estimating the fair value of the Market Value of Invested Capital (“MVIC”) of the Company. This was estimated using forms of the cost and market approaches. In the Cost approach, an adjusted net asset value method was used to determine the net recoverable value of the Company, including an estimate of the fair of the Company’s intellectual property. The estimated fair value of the Company's intellectual property was valued using a relief from royalty method which required management to make significant estimates and assumptions related to forecasts of future revenue, and the selection of the royalty (3.5%) and discount (19.0%) rates. The guideline public company method served as another valuation indicator. In this form of the Market approach, comparable market revenue multiples were elected and applied to the Company's forward revenue forecast to ultimately derive a MVIC indication. If the resulting fair value from these approaches is not estimated as greater than the contractual payout, the fair value of the Baker Notes then becomes only the Company MVIC available for distribution to this first lien note holder.

January and March 2022 Notes

The fair value of the January and March 2022 Notes issued as described in Note 5- Debt, and subsequent changes in fair value recorded at each reporting date, were determined using a probability weighted expected return method (PWERM) model. PWERM was used to take into account several factors, including the future value of the Company's common stock, a potential change of control event, the probability of meeting certain debt covenants, the maturity term of the January and March 2022 Notes, exercise of the put right, and exercise of the Company's call right.

May 2022 Notes

The fair value of the May 2022 Notes issued as described in Note 5- Debt, and subsequent changes in fair value recorded at each reporting date, were determined using a PWERM model. PWERM was used to take into account several factors, including the future value of the Company's common stock, a potential change of control event, the probability of meeting certain debt covenants, the maturity term of the January and March 2022 Notes, exercise of the put right, and exercise of the Company's call right.

December 2022 Notes

The fair value of the December 2022 Notes issued as described in Note 5- Debt, were determined using an Black-Scholes option pricing model using typical inputs such as underlying market price of the Company's common stock, the conversion/strike price, time to maturity of the December 2022 Notes, guideline public company volatilities and a risk-free interest rate.

Purchase Rights

The Adjuvant Purchase Rights and the May Note Purchase Rights (collectively Purchase Rights) contain certain provisions that are outside the Company’s control under which the holders can force settlement in cash; as such, the Purchase Rights are recorded as derivative liabilities in the consolidated balance sheets. The Purchase Rights are valued using an option pricing model (OPM), like a Black-Scholes Methodology with changes in the fair value being recorded in the consolidated statements of operations. The assumptions used in the OPM are considered level 3 assumptions and include, but are not limited to, the market value of invested capital, the cumulative equity value of the Company as a proxy for the exercise price and the expected term the Purchase Rights will be held prior to exercise and a risk-free interest rate.

Warrants

The warrants contain certain provisions, which are outside the Company’s control, under which the holders can force settlement in cash, as such, the warrants are recorded as derivative liabilities in the consolidated balance sheets. In accordance with ASC 815 - Derivatives and Hedging, certain warrants previously classified as equity instruments were determined to be liability classified (the Reclassified Warrants) due to the Company having an insufficient number of authorized shares as of December 31, 2022. The Company will continue to re-evaluate the classification of its warrants at each balance sheet to determine the proper balance sheet classification for them. The warrants are valued using an OPM based on the applicable assumptions, which include the exercise price of the warrants, time to expiration, expected volatility of our peer group, risk-free interest rate, and expected dividends. The assumptions used in the OPM are considered level 3 assumptions and include, but are not limited to, the market value of invested capital, the cumulative equity value of the Company as a proxy for the exercise price, the expected term the warrants will be held prior to exercise and a risk-free interest rate and probability of change of control event.

8.    Commitments and Contingencies
Operating Leases
Fleet Lease

In December 2019, the Company and Enterprise FM Trust (the Lessor) entered into a Master Equity Lease Agreement whereby the Company leases vehicles to be delivered by the Lessor from time to time with various monthly costs depending on whether the vehicles are delivered for a term of 24 or 36 months, commencing on each corresponding delivery date. The leased vehicles are for use by eligible employees of the Company's commercial operations personnel. The Company maintains a letter of credit as collateral in favor of the Lessor, which was included in restricted cash in the consolidated balance sheet. As of December 31, 2022 and 2021, this letter of credit was $0.3 million. The Company determined that the leased vehicles are accounted for as operating leases under ASC 842. In September 2022, the Company extended the lease term for an additional 12 months for the vehicles with a term of 24 months. The Company determined that such extension is accounted for as a modification, for which the Company reassessed the lease classification and the incremental borrowing rate on the modification date and accounted for accordingly.

2020 Lease and the First Amendment

On October 3, 2019, the Company entered into an office lease for approximately 24,474 square feet (the Existing Premises) pursuant to a non-cancelable lease agreement (the 2020 Lease). The 2020 Lease commenced on April 1, 2020 and will expire on September 30, 2025, unless terminated earlier in accordance with its terms. The Company has a right to extend the term of the lease for an additional five years and does not anticipate exercising such extension. The Company provided the landlord with a $750,000 security deposit in the form of a letter of credit for the Existing Premises. On April 14, 2020, the Company entered into the first amendment to the 2020 Lease for an additional 8,816 rentable square feet of the same office location (the Expansion Premises), which commenced on September 1, 2020 and will expire on September 30, 2025. The Company provided an additional $50,000 in a letter of credit for the Expansion Premises. As of December 31, 2022 and 2021, restricted cash maintained as collateral for the Company’s security deposit was $0.8 million. See default under lease agreement discussion within Note 14 – Subsequent Events for information regarding breach of the 2020 lease subsequent to December 31, 2022.

2022 Sublease

On May 27, 2022, the Company entered into a sublease agreement with AMN Healthcare, Inc. (AMN), pursuant to which the Company agreed to sublease 16,637 rentable square feet of the Existing Premises to AMN for a term commencing on June 15, 2022 and ending coterminous with the 2020 Lease on September 30, 2025, in exchange for the sum of approximately $87,000 per month, subject to an annual 3.5% increase each year. Gross sublease income was $0.6 million for the year ended December 31, 2022. Sublease income expected to be received from AMN is $1.0 million, $1.1 million and $0.9 million in each of the years ended December 31, 2023, 2024 and 2025, respectively.

		Year Ended December 31,
Lease Cost (in thousands)	Classification	2022	2021
Operating lease expense	Research and development	$210	$499
Operating lease expense	Selling and marketing	886	1,012
Operating lease expense	General and administrative	597	827
Total		$1,693	$2,338

Lease Term and Discount Rate	December 31, 2022	December 31, 2021
Weighted Average Remaining Lease Term (in years)	2.68	3.58
Weighted Average Discount Rate	12%	12%

Maturity of Operating Lease Liabilities (in thousands)	Year Ended December 31
2023	$2,581
2024	2,360
2025	1,521
Total lease payments	6,462
Less: imputed interest	(1,018)
Total	$5,444

Other information (in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows in operating leases	$2,639	$2,426

Other Contractual Commitments

In November 2019, the Company entered into a supply and manufacturing agreement with a third-party to manufacture Phexxi, with potential to manufacture other product candidates in accordance with all applicable current good manufacturing practice regulations, pursuant to which the Company has certain minimum purchase commitments based on the forecasted product sales. The amounts purchased under the supply and manufacturing agreement were $1.0 million and $3.0 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the $1.0 million remains unpaid.

Contingencies

From time to time the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. On December 14, 2020, a trademark dispute captioned TherapeuticsMD, Inc. v Evofem Biosciences, Inc., filed in the United States District Court for the Southern District of Florida against the Company, alleging trademark infringement of certain trademarks owned by TherapeuticsMD under federal and state law (Case No. 9:20-cv-82296). On July 17, 2022, the Company settled the lawsuit with TherapeuticsMD, pursuant to which the Company agreed to rebrand its product by July 2024 to coincide with its marketing objectives.

As of December 31, 2022, there were no other claims or actions pending against the Company, which management believe has a probable, or reasonably possible, probability of an unfavorable outcome. However, the Company may receive trade payable demand letters from its vendors that could lead to potential litigation. As of December 31, 2022, approximately 56.7% of our trade payables were greater than 90 days past due.

Intellectual Property Rights

In 2014, the Company entered into an amended and restated license agreement (the Rush License Agreement) with Rush University Medical Center (Rush University) pursuant to which Rush University granted the Company an exclusive, worldwide license of certain patents and know-how related to its multipurpose vaginal pH modulator technology. Pursuant to the Rush License Agreement, the Company is obligated to pay to Rush University an earned royalty based upon a percentage of net sales in the range of mid-single digits. In September 2020, the Company entered into the first amendment to the Rush License Agreement, pursuant to which the Company is also obligated to pay a minimum annual royalty amount of $100,000 to the extent the earned royalties do not equal or exceed $100,000 commencing January 1, 2021. Such royalty costs, included in cost of goods sold, were $1.1 million and $0.2 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, approximately $0.6 million and immaterial were included in accrued expenses in the consolidated balance sheets.

9.    Reduction in Force

On November 1, 2022, the Company's Board of Directors approved a reduction in force (RIF) intended to conserve the Company’s current cash resources. The Company reduced the current workforce by 39 employees, of which 8 were in research and development, 30 were in sales and marketing and one was in general and administrative.

The Company estimated its aggregate pre-tax charges of approximately $0.4 million (of which $0.3 million was recorded within research and development expenses, $0.1 million, was recorded within sales and marketing expense and approximately $14,000 within general and administrative expenses), in connection with the reduction in force, primarily consisting of notice period and severance payments, employee benefits and related costs. The Company effected the reduction in force by the end of November 2022. These one-time charges were incurred primarily in the fourth quarter of 2022. As of December 31, 2022, any one-time charges not paid were considered to be de minimus. See Note 14 – Subsequent Events for additional RIF costs incurred subsequent to December 31, 2022.

10.    Stockholders' Equity

Warrants

In April and June 2020, pursuant to the Baker Bros. Purchase Agreement, as discussed in Note 5- Debt, the Company issued in aggregate warrants to purchase up to 341,530 shares of the Company's common stock in a private placement at an exercise price of $36.60 per share. As discussed in Note 5- Debt, the Second Baker Amendment provides that the exercise price of the Baker Warrants will equal the conversion price of the Baker Notes. As discussed in Note 5- Debt, as of December 31, 2022, the exercise price of the Baker warrants was reset to $0.0325 per share and subsequent to year end was reset to $0.0065, as further discussed in Note 14 – Subsequent Events.

In January 2022, pursuant to the January 2022 Securities Purchase Agreement as discussed in Note 5- Debt, the Company issued warrants to purchase up to 1,000,401 shares of the Company's common stock in a registered direct offering at an exercise price of $5.88 per share. In March 2022, pursuant to the March 2022 Securities Purchase Agreement as discussed in Note 5- Debt, the Company issued warrants to purchase up to 1,037,886 shares of common stock in a registered direct offering at an exercise price of $7.18 per share.

In May 2022, pursuant to the exchange agreement as described in Note 5- Debt, the Company issued common warrants to purchase up to 833,333 shares of common stock at an exercise price of $2.4765 per share. The warrants have a five-year term and were exercisable beginning on May 4, 2022.

In May 2022, pursuant to the May 2022 Public Offering as described below, the Company issued common warrants to purchase up to 71,000,000 shares of common stock at an exercise price of $0.75 per share, and pre-funded warrants to purchase up to 12,835,000 shares of common stock at an exercise price of $0.001 per share. The warrants have a five-year term and were exercisable beginning May 24, 2022. The common warrants contain (and the pre-funded warrants contained) customary 4.99% and 19.99% limitations on exercise provisions. The exercise price and number of shares issuable upon exercise of the common warrants is subject to adjustment for certain dilutive issuances, stock splits and similar recapitalization transactions. As part of the debt restructuring in September 2022 as described Note 5- Debt, the exercise price of the common warrants was reset to $0.21 per share, and an additional 77,418,774 warrants were issued to holders of remaining unexercised warrants to reflect the dilutive adjustment resulting from the lower exercise price. Additionally, as part of the December 2022 Notes issuance as described in Note 5- Debt, the exercise price of the common warrants was reset to $0.0325 per share, and an additional 17,038,094 warrants were issued to holders of remaining unexercised warrants to reflect the dilutive adjustment resulting from the lower exercise price. No further adjustment to the holders of remaining unexercised warrants exists after the adjustment related to the December 2022 Notes issuance. During the second quarter of 2022, all pre-funded warrants were exercised for an immaterial amount of cash. During the year ended December 31, 2022, 35,314,846 shares of common warrants were exercised for total proceeds of $25.2 million. Subsequent to December 31, 2022, these warrants had their strike price reset to $0.0065, as discussed in Note 14 – Subsequent Events.

In June 2022, as required by the Second Baker Amendment, the Company issued the June 2022 Baker Warrants to purchase up to 72,860,769 shares of the Company’s common stock, $0.0001 par value per share. The June 2022 Baker Warrants had an exercise price of $0.75 per share at issuance and a five-year term and were exercisable beginning June 28, 2022. The June 2022 Baker Warrants also contain customary 4.99% and 19.99% limitations on exercise provisions. The exercise price and number of shares issuable upon exercise of the June 2022 Baker Warrants is subject to adjustment for certain dilutive issuances, stock splits and similar recapitalization transactions. As part of the debt restructuring in September 2022 as described Note 5- Debt, the exercise price of the June 2022 Baker Warrants was reset to $0.21 per share and then was further reset to $0.0325 per share upon the December 2022 Notes issuance. Subsequent to December 31, 2022, these warrants had their strike price reset to $0.0065, as discussed in Note 14 – Subsequent Events.

In December 2022, pursuant to the December 2022 Securities Purchase Agreement as discussed in Note 5- Debt, the Company issued warrants to purchase up to 46,153,847 shares of the Company's common stock in a registered direct offering at an exercise price of $0.05 per share. Subsequent to December 31, 2022, these warrants had their strike price reset to $0.0065, as discussed in Note 14 – Subsequent Events.

As of December 31, 2022, warrants to purchase up to 256,545,987 shares of the Company's common stock remain outstanding at a weighted average exercise price of $0.45 per share. All warrants issued by the Company are subject to liability accounting due to potential settlement in cash, an insufficient number of authorized shares and other adjustment mechanics. However, warrants with an exercise price greater than $0.05 per share were considered to be significantly out of the money as of December 31, 2022 and therefore the value ascribed to those warrants was considered to be de minimus. In accordance with ASC 815 - Derivatives and Hedging, certain warrants previously classified as equity instruments were determined to be liability classified (the Reclassified Warrants) due to the Company having an insufficient number of authorized shares as of December 31, 2022. The Company will continue to re-evaluate the classification of its warrants at each balance sheet to determine the proper balance sheet classification for them. The fair value of the warrants is included in derivative liabilities in the consolidated balance sheets. These warrants are summarized below:

Type of Warrants	Underlying Common Stock to be Purchased	Exercise Price	Issue Date	Exercise Period
Common Warrants	520	$55.35	June 11, 2014	June 11, 2014 to June 11, 2024
Common Warrants	56,578	$112.50	May 24, 2018	May 24, 2018 to May 24 2025
Common Warrants	12	$112.50	June 26, 2018	June 26, 2018 to June 26, 2025
Common Warrants	111,111	$95.70	April 11, 2019	October 11, 2019 to April 11, 2026
Common Warrants	185,185	$95.70	June 10, 2019	December 10, 2019 to June 10, 2026
Common Warrants	204,918	$0.0325	April 24, 2020	April 24, 2020 to April 24, 2025
Common Warrants	136,612	$0.0325	June 9, 2020	June 9, 2020 to June 9, 2025
Common Warrants	3,822,793	$15.00	May 20, 2021	May 20, 2021 to May 22, 2023
Common Warrants	1,000,401	$5.88	January 31, 2022	January 31, 2022 to March 1, 2027
Common Warrants	1,037,886	$7.1805	March 1, 2022	March 1, 2022 to March 1, 2027
Common Warrants	833,333	$2.4765	May 4, 2022	May 4, 2022 to May 4, 2027
Common Warrants	130,142,022	$0.0325	May 24, 2022	May 24, 2022 to May 24, 2027
Common Warrants	72,860,769	$0.0325	June 28, 2022	May 24, 2022 to June 28, 2027
Common Warrants	46,153,847	$0.05	December 21, 2022	December 21, 2022 to December 21, 2027
Total	256,545,987

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

The Series B-1 and B-2 Convertible Preferred Stock were convertible into shares of common stock at any time at a conversion price per share of the greater of $9.00 (Fixed Conversion Price), or the price computed as the product of 0.85 multiplied by the arithmetic average of the closing sale prices of a share of the Company's common stock during the five consecutive trading-day period immediately preceding the conversion date (Variable Conversion Price). On October 12, 2021, Keystone Capital converted their 5,000 shares of B-1 Convertible Preferred Stock at a conversion price of $9.45 per share into 529,100 shares of the Company's common stock. Pursuant to the terms of the Series B-2 Convertible Preferred Stock, the Fixed Conversion Price was adjusted during the first quarter of 2022 for certain dilutive issuances. The adjustment period ended on April 25, 2022 and the Fixed Conversion Price was fixed at $2.66 from the sale of common stock pursuant to the Seven Knots Purchase Agreement. During March and April 2022, Keystone Capital converted their 1,200 shares of B-1 Convertible Preferred Stock at a conversion price of $4.70 per share into 293,496 shares of the Company's common stock. Pursuant to the terms of the Series B-2 Convertible Preferred Stock, the Fixed Conversion Price was adjusted during the first quarter of 2022 for certain dilutive issuances.

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

Under the valuation methods as described in Note 7- Fair Value of Financial Instruments, the Company recorded the following in the consolidated financial statements related to the convertible preferred stock issued in 2021: (i) an aggregate $9.6 million in convertible preferred stock, net of offering expenses, at issuance; (ii) an aggregate $0.5 million discount to the convertible preferred stock at issuance; (iii) an aggregate $0.5 million in derivative liabilities at issuance; (iv) a $0.8 million deemed dividend for return of capital as a result of the Series B-1 Convertible Preferred Stock conversion into common stock; (v) a $0.3 million deemed dividend for the accretion of the discount to the Series B-1 Convertible Preferred Stock upon conversion into common stock; and (vi) a $0.1 million gain in fair value of financial instruments as a result of the mark-to-market adjustment of the derivative liability at December 31, 2021. During the year ended December 31,2022, a loss of $0.1 million was recognized as a result of the mark-to-market adjustment of the derivative liability.

Effective December 15, 2021, the Company amended and restated its certificate of incorporation, under which the Company is currently authorized to issue up to 5,000,000 shares of preferred stock, $0.0001 par value per share.

Nonconvertible Preferred Stock

On December 16, 2022, the Company filed a Certificate of Designation of Series D Non-Convertible Preferred Stock, par value $0.0001 per share (the Series D Preferred Shares). An aggregate of 70 shares has been authorized, they are not convertible into shares of common stock, have limited voting rights equal to 1% of the total voting power of the then-outstanding shares of common stock entitled to vote per shares, are not entitled to dividends, and are required to be redeemed by us, once our shareholders have approved a reverse split, as described in the Certificate of Designation. All 70 shares of the Series D Preferred were subsequently issued in connection with the December 2022 Securities Purchase Agreement as discussed in in Note 5- Debt. Since the Series D Preferred Shares can only be settled in cash, they are recorded as a liability within accrued expenses in the consolidated balance sheets. The amount related to the liability is de minimus.

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

Public Offerings

In March 2021, the Company completed an underwritten public offering (the March 2021 Public Offering), whereby the Company issued 1,142,857 shares of common stock at a price to the public of $26.25 per share (the March 2021 Public Offering Price). The Company received proceeds from the March 2021 Public Offering of approximately $28.0 million, net of underwriting discounts. In addition, the Company granted the underwriters a 30 days overallotment option to purchase up to an additional 171,428 shares of its common stock at the March 2021 Public Offering Price, less applicable underwriting discounts. On April 6, 2021, the underwriters exercised their overallotment option in full and the Company received proceeds of approximately $4.2 million, net of underwriting discounts. The common stock issued in the March 2021 Public Offering were registered pursuant to a shelf registration statement on Form S-3 filed with the SEC on March 4, 2021 and declared effective on March 11, 2021.

In May 2021, the Company completed an underwritten public offering (the May 2021 Public Offering), whereby the Company issued 3,333,333 shares of common stock at a price to the public of $15.00 per share and common warrants to purchase 3,333,333 shares of common stock. The common warrants have an exercise price of $15.00 per share and can be exercised any time through May 22, 2023. The Company received proceeds from the May 2021 Public Offering of approximately $46.8 million, net of underwriting discounts and fees. In addition, the Company granted the underwriters a 30-day overallotment option to purchase up to an additional 500,000 shares of its common stock at $14.85 per share, less applicable underwriting discounts, and/or common warrants to purchase 500,000 shares of common stock, at $0.15 per warrant, less applicable underwriting discounts. On May 20, 2021, the underwriters exercised their overallotment option to purchase warrants in full and the Company received proceeds of approximately $0.1 million, net of underwriting discounts. On May 24, 2021, the underwriters exercised their overallotment option to purchase common stock and the Company issued an additional 169,852 shares of common stock and received proceeds of approximately $2.4 million, net of underwriting discounts. The common stock issued in the May 2021 Public Offering were registered pursuant to a shelf registration statement on Form S-3 filed with the SEC on March 4, 2021 and declared effective on March 11, 2021.

In May 2022, the Company completed an underwritten public offering (the May 2022 Public Offering), whereby the Company issued 22,665,000 shares of common stock and common warrants (the May Common Stock Warrants) to purchase 45,330,000 shares of common stock at a price to the public of $0.75. The common warrants have an exercise price of $0.75 per share, a five-year term, and were exercisable beginning on May 24, 2022. In the May 2022 Public Offering the Company also issued pre-funded warrants to purchase 12,835,000 shares of common stock and common warrants to purchase 25,670,000 shares of common stock at a price to the public of $0.749. The pre-funded warrants had an exercise price of $0.001 per share, were exercisable beginning on May 24, 2022 were fully exercised after completion of this offering. The Company received proceeds from the May 2022 Public Offering of $18.1 million, net of $5.9 million debt repayment, underwriting discounts and offering expenses. As discussed above, in Warrants, the May Common Stock Warrants were impacted by dilution adjustments and the strike price was reset to $0.0325 during the year ended December 31, 2022, with a further strike price reset to $0.0065, subsequent to December 31, 2022.

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

Effective May 18, 2022, the Company and Seven Knots elected to terminate the Stock Purchase Agreement without any penalty or additional cost to the Company. Prior to termination, the Company issued a total of 1,964,272 shares of common stock under the Stock Purchase Agreement for aggregate net proceeds of $7.4 million.

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

The Company evaluated the a360 Media agreement and determined that in accordance with ASC 480 Distinguishing Liabilities from Equity (ASC 480) and ASC 718 Compensation-Stock Compensation (ASC 718), the common stock issued to a360 should be equity classified and recorded as a prepaid asset in the consolidated balance sheet, which is then amortized to noncash stock-based compensation expense when services are received. During the year ended December 31, 2022, the Company recorded $3.4 million in stock-based compensation expense, which was recorded within sales and marketing expense in the consolidated statements of operations.

Purchase Rights

On September 15, 2022, the Company entered into certain exchange agreements with the Adjuvant Purchasers and the May 2022 Notes Purchasers to exchange, upon request, the Purchase Rights for an aggregate of 117,760,093 shares of the Company's common stock. The number of right shares for each Purchase Right is initially fixed at issuance, but is subject to certain customary adjustments, and, until the second anniversary of issuance, adjustments for certain dilutive Company equity issuances and expire on June 28, 2027. Refer to Note 7- Fair Value of Financial Instruments for the accounting treatment of the Purchase Rights. In connection with the December 2022 Notes issuance, the Company increased the number of outstanding Purchase Rights by 476,101,767. During the year ended December 31, 2022, the Company issued 32,586,530 shares of common stock upon the exercises of certain Purchase Rights. As of December 31, 2022, Purchase Rights related to the Adjuvant Purchase Rights and May Note Purchase Rights of 561,275,330 shares of the Company’s common stock remained outstanding. Subsequent to December 31, 2022, the Purchase Rights had an additional dilution adjustment, as discussed in Note 14 - Subsequent Events.

Common Stock Reserved for Future Issuance
Common stock reserved for future issuance, on a one-for-one basis, is as follows in common equivalent shares as of December 31, 2022:

Common stock issuable upon the exercise of stock options outstanding	709,119
Common stock issuable upon the exercise of common stock warrants	256,545,987
Common stock issuance upon the exercise of purchase rights	561,275,330
Common stock available for future issuance under the 2019 ESPP	63,703
Common stock available for future issuance under the Amended and Restated 2014 Plan	498,727
Common stock available for future issuance under the Amended Inducement Plan	65,656
Common stock reserved for the conversion of convertible notes	2,263,210,550
Total common stock reserved for future issuance	3,082,369,072

11.     Stock-based Compensation

Equity Incentive Plans

The following table summarizes stock-based compensation expense related to stock options, restricted stock awards (RSAs) and RSUs granted to employees, non-employee directors and consultants, and the 2019 ESPP (as defined below) included in the consolidated statements of operations as follows (in thousands):

	Years Ended December 31,
	2022	2021
Research and development	$553	$1,357
Selling and marketing	497	1,870
General and administrative	2,263	5,671
Total	$3,313	$8,898
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

On September 15, 2014, the Company's board of directors adopted, and stockholders approved, the 2014 Equity Incentive Plan (the 2014 Plan), which was amended and restated on each of May 2018 and February 26, 2019 (the Amended and Restated 2014 Plan). Per the terms of the Amended and Restated 2014 Plan, the shares reserved will automatically increase on each January 1 through 2024, by an amount equal to the smaller of (i) 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31; or (ii) an amount determined by our board of directors.

On July 24, 2018, upon the recommendation by the Compensation Committee, the Company's board of directors adopted the Evofem Biosciences, Inc. 2018 Inducement Equity Incentive Plan (the Inducement Plan). Under the Inducement Plan, as amended, the number of authorized shares total 83,333 shares. The only persons eligible to receive awards under the Inducement Plan are individuals who satisfy the standards for inducement grant recipients under Nasdaq Marketplace Rule 5635(c)(4), generally, a person not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with the Company.

Stock Options

The following table summarizes share option activity for the year ended December 31, 2022:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	708,329	$80.06	6.8	$—
Granted	263,118	$6.44
Exercised	—	$—
Cancelled	(262,328)	$54.81
Outstanding as of December 31, 2022	709,119	$62.09	5.1	$—
Options expected to vest as of December 31, 2022	709,119	$62.09	5.1	$—
Options vested and exercisable as of December 31, 2022	498,530	$80.47	4.3	$—

The following table summarizes certain information regarding stock options for the years ended December 31, 2022 and 2021 (in thousands, except per share data):

	2022	2021
Weighted average grant date fair value per share of options granted during the period	$5.16	$2.18
Cash received from options exercised during the period	$—	$—
Intrinsic value of options exercised during the period	$—	$—

As of December 31, 2022, unrecognized stock-based compensation expense for employee stock options was approximately $2.9 million, which the Company expects to recognize over a weighted-average remaining period of 2.2 years, assuming all unvested options become fully vested.

Summary of Assumptions

The fair value of noncash stock-based compensation for stock options granted to employees and non-employees was estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted-average assumptions for options granted for the periods indicated.

	Years Ended December 31,
	2022	2021
Expected volatility	102.5%	101.1%
Risk-free interest rate	2.0%	0.7%
Expected dividend yield	—%	—%
Expected term (years)	6.0	5.9

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
Restricted Stock Awards
The following table summarizes RSAs activity for the year ended December 31, 2022:

	Shares (RSAs)	Weighted Average Fair Value per Share
Unvested as of December 31, 2021	—	$—
Granted	157,328	$7.34
Forfeited	(157,328)	$7.34
Released	—	$—
Unvested as of December 31, 2022	—	$—

Of the total RSAs granted during the years ended December 31, 2022 and 2021, no and 47,133 shares vested in accordance with the Company’s achievement of the Performance-based RSAs milestones, respectively.

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

As of December 31, 2022, there was no unrecognized noncash stock-based compensation expense related to unvested RSAs.

Employee Stock Purchase Plan

On May 7, 2019, the board of directors approved a 2019 Employee Stock Purchase Plan (the 2019 ESPP), which was approved by stockholders at the 2019 annual meeting held on June 5, 2019. The 2019 ESPP initially authorized the issuance of 33,333 shares of common stock pursuant to purchase rights granted to employees. In addition, the number of shares available for issuance under the 2019 ESPP will increase on January 1 of each year until the first day of 2029, in an amount equal to the lesser of (i) 66,666 shares, (ii) 2% of the shares of common stock outstanding on December 31, or (iii) such lesser number of shares as is determined by the board of directors. This provision resulted in an additional 16,666 shares added to the total number of authorized shares on January 1, 2022. The 2019 ESPP is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended.

The 2019 ESPP enables eligible full-time and part-time employees to purchase shares of the Company’s common stock through payroll deductions of between 1% and 15% of eligible compensation during an offering period. A new offering period begins around June 15 and December 15 of each year. At the last business day of each offering period, the accumulated contributions made during the offering period will be used to purchase shares. The purchase price is 85% of the lesser of the fair market value of the common stock on the first or the last business day of an offering period. The maximum number of shares of common stock that may be purchased by any participant during an offering period will be equal to $25,000 divided by the fair market value of the common stock on the first business day of an offering period. During the years ended December 31, 2022 and 2021, there were 75,169 and 30,709 shares of common stock purchased under the 2019 ESPP, respectively. In October 2022, the Board terminated the current offering period ending December 15, 2022, refunded all employee contributions, and suspended future offering periods.

The Company recognized $0.1 million and $0.3 million in noncash stock-based compensation expense related to the 2019 ESPP for the years ended December 31, 2022 and 2021, respectively. In October 2022, the Board terminated the current offering period ending December 15, 2022, refunded all employee contributions, and suspended future offering periods. As of December 31, 2022, the Company had no unrecognized noncash stock-based compensation expense related to the 2019 ESPP.

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

	Years Ended December 31,
	2022	2021
Expected volatility	177.2%	83.9%
Risk-free interest rate	2.3%	0.1%
Expected dividend yield	—%	—%
Expected term (years)	0.5	0.5
12.    Employee Benefits

The Company has a defined contribution 401(k) plan (401(k) Plan) for all qualifying employees. Employees are eligible to participate in the plan beginning on the first day of the month following their three-month anniversary of employment. Under the terms of the 401(k) Plan, employees may make voluntary contributions as a percent of their compensation. The Company makes a safe-harbor contribution of three percent (3.0%) of each employee’s gross earnings, subject to Internal Revenue Service limitations. In the years ended December 31, 2022 and 2021, the Company made safe-harbor contributions of approximately $0.6 million and $0.8 million, respectively.

13.    Income Taxes

The Company is subject to taxation in the United States and various states jurisdictions. Tax years since inception remain open to examination by the major taxing jurisdictions. The Company’s consolidated pretax loss for the years ended December 31, 2022 and 2021 were generated by domestic as follows (in thousands). There are no consolidated pretax losses generated by foreign operations for the periods indicated.

	2022	2021
United States	$(76,654)	$(205,175)
Total	$(76,654)	$(205,175)

The income tax provision for the years ended December 31, 2022 and 2021 consisted of the following (in thousands):

	2022	2021
United States	$—	$—
State	(44)	(17)
Total current tax provision	(44)	(17)
Total deferred tax provision	—	—
Total	$(44)	$(17)

The reconciliation between the Company’s effective tax rate on loss before income tax and the statutory tax rate for the years ended December 31, 2022 and 2021 was as follows:

	2022	2021
Statutory rate	21.00%	21.00%
State income tax, net of federal benefit	2.12%	1.17%
Nondeductible expenses	(0.41)%	(0.48)%
Equity-based expenses	(1.82)%	(0.70)%
Change in fair value of purchase rights	22.60%	—%
Change in fair value of financial instruments	(20.00)%	(3.44)%
Return to provision	(0.47)%	(0.30)%
Tax credits	1.41%	0.68%
Uncertain tax positions	(0.39)%	(0.50)%
Change in valuation allowance	(24.11)%	(17.43)%
Effective tax rate	(0.07)%	—%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s net deferred tax assets arising from its taxable subsidiaries consisted of the following components as of December 31, 2022 and 2021 (in thousands):

	2022	2021
Deferred tax assets:
Net loss carryforwards	$126,056	$112,891
Fixed assets and intangibles	338	423
Research and development capitalization	4,951	—
Research and development credits	6,136	5,233
Stock-based compensation	3,367	3,513
Other	2,247	2,726
Total deferred tax assets	143,095	124,786
Deferred tax liabilities
Lease assets	(1,011)	(1,218)
Fixed assets	(113)	(101)
Other	(29)	—
Less: valuation allowance	(141,942)	(123,467)
Net deferred tax assets	$—	$—

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

As of December 31, 2022, the Company had net operating loss (NOL) carryforwards for federal income tax purposes of approximately $548.9 million, which will begin to expire in 2029 if not utilized. As of December 31, 2022, the Company had NOL carryforwards in various states of approximately $212.8 million. The state carryforwards have varying expiration dates beginning in 2029.

As of December 31, 2022, the Company had federal and state research and development (R&D) tax credit carryforwards of approximately $6.2 million and $2.5 million, respectively. As of December 31, 2021, the Company had federal and state R&D tax credit carryforwards of approximately $5.1 million and $2.3 million, respectively. The federal R&D tax credits begin to expire in 2031, unless utilized, and the state credits do not expire.

For the tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminates the option to currently deduct research and development expenses and requires taxpayers to capitalize and amortize them over five years for research activities performed in the United States and 15 years for research activities performed outside the United States pursuant to IRC Section 174. Although Congress is considering legislation that would repeal or defer this capitalization and amortization requirement, it is not certain that this provision will be repealed or otherwise modified. If the requirement is not repealed or replaced, it will decrease our tax deduction for research and development expense in future years.

The following table summarized the activity related to the Company’s gross unrecognized tax benefits as of December 31, 2022 and 2021 (in thousands):

	2022	2021
Balance at the beginning of the year	$2,679	$1,465
Adjustments related to prior year tax positions	5	813
Increases related to current year tax positions	304	401
Decreases due to statute of limitation expiration	—	—
Balance at end of year	$2,988	$2,679

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits, and uncertain income tax positions must meet a more likely than not recognition threshold to be recognized. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statements of operations. There were no accrued interest and penalties associated with unrecognized tax benefits as of December 31, 2022. The Company does not anticipate a significant change in its uncertain tax benefits over the next 12 months.

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

14.    Subsequent Events

Subsequent events were evaluated through the filing date of this Annual Report, April 27, 2023.

Additional Financings

In February, March and April 2023, the Company entered into securities purchase agreements with certain investors providing for the sale and issuance of senior secured convertible notes (collectively, the 2023 SPAs). The 2023 SPAs included (i) convertible promissory notes with aggregate original principal amounts of approximately $1.4 million, $0.6 million, $0.5 million and $0.8 million, respectively (the 2023 Notes), and (ii) warrants to purchase an aggregate 69,230,769, 30,000,000, 26,923,077 and

76,923,077 shares of common stock, respectively (the 2023 Warrants and collectively, the 2023 Offerings). The 2023 Offerings closed on February 17, 2023 (the February 2023 Closing), March 13, 2023, March 20, 2023 (the March 2023 Closing) and April 5, 2023 (the April 2023 Closing), respectively, with net proceeds to the Company, after deducting offering expenses, of approximately $0.7 million, $0.3 million, $0.3 million, and $0.5 million, respectively. The 2023 SPAs also included a Registration Rights Agreement that us to register the common stock underlying the 2023 Notes and 2023 Warrants within the timeframes specified therein. In addition, the Company issued warrants to purchase an aggregate 12,461,538 and 5,400,000 shares of common stock in February and March 2023 Closing to the placement agent.

Upon the April 2023 Closing, the conversion and strike prices, as applicable, of the Baker Notes, Baker Warrants, the May 2022 Common Warrants, the June 2022 Baker Warrants, the Adjuvant Notes, the December 2022 Notes and Warrants, and the Notes and Warrants in the February and March 2023 Closing reset to $0.0065 per share, accordingly. Additionally, the Company’s outstanding Purchase Rights increased by approximately 3.1 billion since December 31, 2022.

Event of Default

On March 7, 2023, Baker Bros. Advisors, LP (the Designated Agent) provided a Notice of Event of Default and Reservation of Rights (the Notice of Default) relating to the Securities Purchase and Security Agreement dated April 23, 2020, and subsequently amended (SPA), by and amount the Company, Designated Agent, the Guarantors and Baker Purchasers. The Notice of Default claims that the Company has failed to maintain the “Required Reserve Amount” as required by Section 2.7 of the Third Amendment to the Securities Purchase Agreement and Section 8.1(e) of the SPA. The Designated Agent claims such failure constitutes an immediate Event of Default pursuant to Section 9.1(e) of the SPA. The Designated Agent, at the direction of the Baker Purchasers, has accelerated repayment of the outstanding balance payable and elected its remedies pursuant to Section 5.07(b) of the Securities Purchase Agreement. As a result, approximately $92.8 million representing two times the sum of the outstanding balance and all accrued and unpaid interest thereon and all other amounts due under the SPA and other documents is due and payable within three business days of receipt of the Notice of Default. As of the date of the filing of this Annual Report, the Baker Notes remain outstanding. The failure to cure the default or otherwise settle or resolve, could have a significant negative financial impact on the Company, could result in litigation, and could result in the assets of the company being seized, attached or otherwise utilized to satisfy the debt.

Proposed Reverse Stock Split

On March 15, 2023, the Company held a Special Meeting of its Stockholders in which the stockholders approved an amendment to the Company’s Certificate of Incorporation to effectuate a reverse stock split of the outstanding shares of the Company’s common stock by a ratio of not less than 1-for-20 and not more than 1-for-125 at any time on or prior to March 15, 2024, with the exact ratio to be set at a whole number within such range by the Company’s board of directors. The Company expects the reverse stock split to be affected after the filing of this Annual Report.

Reduction in Force

On March 20, 2023 the Board of Directors of Evofem Biosciences, Inc. (the “Company”) approved a reduction in force (RIF) intended to conserve the Company’s current cash resources and manage operating expenses.

The Company estimates that it will incur aggregate pre-tax charges of approximately $0.1 million in connection with the reduction in force, primarily consisting of notice period and severance payments, employee benefits and related costs. The Company expects that the reduction in force will be complete by the end of the second quarter of 2023 and that these one-time charges will be incurred in the first quarter of 2023.

Default under Lease Agreement

On March 20 2023, the Company received a notice of default from its landlord, for failing to pay March 2023 rent timely resulting in a breach under the agreement. As a result, the Company's letter of credit in the amount of $0.8 million, in restricted cash, has been recovered by the landlord. As of the date of the filing of this Annual Report we are unable to estimate the amount of damages the landlord may seek, if any, as a result of the breech.