Form 10-Q
period 2023-03-31
Evofem Biosciences, Inc.
filed 2023-06-16
CIK 1618835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-36754

EVOFEM BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-8527075
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

7770 Regents Road, Suite 113-618 San Diego, CA 92122	92122
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 550-1900

N/A

(Former name or former address, if changed since last report.)

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

The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding as of June 9, 2023 was 2,309,019.

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

These forward-looking statements include, among other things, statements about:

●	our ability to continue as a going concern;
●	our ability to remediate the material weaknesses in our internal controls and procedures identified by management;
●	potential bankruptcy proceedings and the effect of those proceedings on our ongoing and future operations;
●	the effect of the Notice of Default received from Baker Bros. Advisors, LP and our ability to resolve the same;
●	our ability to obtain necessary approvals of any corporate action needing stockholder, FINRA, or other approvals;
●	our ability to file Annual and Quarterly Reports on a timely basis;
●	our ability to raise additional capital to fund our operations;
●	our ability to achieve and sustain profitability;
●	our estimates regarding our future performance including, without limitation, any estimates of potential future revenues;
●	estimates regarding market size;
●	our estimates regarding expenses, revenues, financial performance and capital requirements, including the length of time our capital resources will sustain our operations;
●	our ability to maintain the listing of our shares on the OTCQB® Venture Market;
●	our ability to comply with the provisions and requirements of our debt arrangements, to manage the current defaults pursuant to our debt arrangements and to pay amounts owed, including any amounts that may be accelerated, pursuant to our debt arrangements;
●	estimates regarding health care providers’ (HCPs) recommendations of Phexxi® (lactic acid, citric acid, and potassium bitartrate) vaginal gel (Phexxi) to patients;
●	the rate and degree of market acceptance of Phexxi;
●	our ability to successfully commercialize Phexxi and continue to develop our sales and marketing capabilities;
●	our estimates regarding the effectiveness of our marketing campaigns;
●	our strategic plans for our business, including the commercialization of Phexxi;
●	the potential for changes to current regulatory mandates requiring health insurance plans to cover U.S. Food and Drug Administration (FDA)-cleared or -approved contraceptive products without cost sharing;
●	our ability to obtain or maintain third-party payer coverage and adequate reimbursement, and our reliance on the willingness of patients to pay out-of-pocket for Phexxi absent full or partial third-party payer reimbursement;
●	our ability to obtain the necessary regulatory approvals to market and commercialize any product candidate we may seek to develop;
●	the success, cost and timing of our potential future clinical trials, if any;
●	our ability to protect and defend our intellectual property position and our reliance on third party licensors;
●	our ability to obtain additional patent protection for our product and product candidates;
●	our dependence on third parties for the manufacture of Phexxi and in the conduct of potential future clinical trials, if any;
●	our ability to expand our organization to accommodate potential growth; and
●	our ability to retain and attract key personnel.

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

Our first commercial product, Phexxi, is approved by the FDA for marketing in the United States. Our other product candidates are investigational and have not been submitted to or approved by the FDA. Neither Phexxi nor our other product candidates have been approved by the European Medicines Agency (EMA) or any other regulatory authority anywhere else in the world except in Nigeria, where Phexxi has been approved, on October 6, 2022, as Femidence™ by the National Agency for Food and Drug Administration and Control.

Unless the context requires otherwise, references in this Quarterly Report to “Evofem,” “Company,” “we,” “us” and “our” refer to Evofem Biosciences, Inc. and its subsidiaries.

This Quarterly Report includes our trademarks, trade names and service marks, including “Phexxi®” and “Femidence™” which are protected under applicable intellectual property laws and are the property of Evofem Biosciences, Inc. or its subsidiaries. Solely for convenience, trademarks, trade names and service marks referred to in this Quarterly Report may appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value and share data)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$639	$2,769
Restricted cash	895	1,207
Trade accounts receivable, net	7,404	1,126
Inventories	5,478	5,379
Prepaid and other current assets	2,098	2,218
Total current assets	16,514	12,699
Property and equipment, net	3,698	3,940
Operating lease right-of-use assets	3,902	4,406
Other noncurrent assets	1,920	4,118
Total assets	$26,034	$25,163
Liabilities, convertible and redeemable preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$18,797	$14,984
Convertible notes payable - carried at fair value (Note 4)	23,807	39,416
Convertible notes payable - Adjuvant (Note 4)	26,833	26,268
Accrued expenses	3,454	4,124
Accrued compensation	1,375	2,175
Operating lease liabilities – current	2,226	2,311
Derivative liabilities	122	1,676
Other current liabilities	3,194	2,876
Total current liabilities	79,808	93,830
Operating lease liabilities – noncurrent	2,627	3,133
Total liabilities	82,435	96,963
Commitments and contingencies (Note 7)
Convertible and redeemable preferred stock, $0.0001 par value
Series B-1, B-2 and C convertible preferred stock, 5,000, 5,000, and 1,700 shares authorized, respectively, and no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no equity-classified preferred stock issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 1,727,690 and 984,786 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	819,660	817,367
Accumulated other comprehensive income	64,987	49,527
Accumulated deficit	(941,048)	(938,694)
Total stockholders’ deficit	(56,401)	(71,800)
Total liabilities, convertible and redeemable preferred stock and stockholders’ deficit	$26,034	$25,163

See accompanying notes to the condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Product sales, net	$5,809	$4,251

Operating expenses:
Cost of goods sold	1,376	1,066
Research and development	540	10,391
Selling and marketing	3,854	12,705
General and administrative	3,618	9,018
Total operating expenses	9,388	33,180
Loss from operations	(3,579)	(28,929)
Other income (expense):
Interest income	18	1
Other expense	(318)	(471)
Loss on issuance of financial instruments	(84)	(852)
Change in fair value of financial instruments	1,612	(1,634)
Total other income (expense), net	1,228	(2,956)
Loss before income tax	(2,351)	(31,885)
Income tax expense	(3)	(3)
Net loss	(2,354)	(31,888)
Convertible preferred stock deemed dividends	—	(81)
Net loss attributable to common stockholders	$(2,354)	$(31,969)
Net loss per share attributable to common stockholders, basic and diluted	$(1.85)	$(360.25)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	1,271,524	88,741

See accompanying notes to condensed consolidated financial statements (unaudited).

4

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Net loss	$(2,354)	$(31,888)
Other comprehensive income:
Change in fair value of financial instruments attributed to credit risk change	15,460	181
Comprehensive income (loss)	$13,106	$(31,707)

See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE AND REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands, except share data)

	Stockholders’ Deficit
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance at December 31, 2022	984,786	$—	$817,367	$49,527	$(938,694)	$(71,800)
Issuance of common stock upon cash exercise of warrants	24,200	—	67	—	—	67
Issuance of common stock upon noncash exercise of purchase rights	718,704	—	180	—	—	180
Issuance of February and March 2023 Notes (see Note 4)	—	—	1,629	—	—	1,629
Change in fair value of financial instruments attributed to credit risk change (see Note 4)	—	—	—	15,460	—	15,460
Stock-based compensation	—	—	417	—	—	417
Net loss	—	—	—	—	(2,354)	(2,354)
Balance at March 31, 2023	1,727,690	$—	$819,660	$64,987	$(941,048)	$(56,401)

					Stockholders’ Deficit
	Series B Convertible and Redeemable Preferred Stock		Series C Convertible and Redeemable Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Balance at December 31, 2021	5,000	$4,740	—	$—	86,666	$—	$751,276	$5,089	$(860,680)	$(104,315)
Issuance of common stock - Stock Purchase Agreement (see Note 8)	—	—	—	—	9,673	—	5,400	—	—	5,400
Conversion of series B-2 convertible preferred stock	(650)	(619)	—	—	978	—	708	—	—	708
Exchange of series B-2 convertible preferred stock (see Note 8)	(1,700)	(1,616)	1,700	1,616	—	—	—	—	—	—
Convertible preferred stock deemed dividends	—	16	—	1	—	—	(81)	—	—	(81)
Restricted stock awards issued	—	—	—	—	1,259	—	—	—	—	—
Change in fair value of financial instruments attributed to credit risk change (see Note 4)	—	—	—	—	—	—	—	181	—	181
Modification of the Baker Warrants (see Note 8)	—	—	—	—	—	—	828	—	—	828
Stock-based compensation	—	—	—	—	—	—	1,067	—	—	1,067
Net loss	—	—	—	—	—	—	—	—	(31,888)	(31,888)
Balance at March 31, 2022	2,650	$2,521	1,700	$1,617	98,576	$—	$759,198	$5,270	$(892,568)	$(128,100)

See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,354)	(31,888)
Adjustments to reconcile net loss to net cash, cash equivalents and restricted cash used in operating activities:
Loss on issuance of financial instruments	84	852
Change in fair value of financial instruments	(1,612)	1,634
Baker Warrants modification	—	828
Stock-based compensation	417	1,067
Depreciation	245	265
Noncash lease expenses	504	395
Noncash interest expenses	565	523
Changes in operating assets and liabilities:
Accounts receivable	(6,278)	2,033
Inventories	(99)	755
Prepaid and other assets	1,518	(1,036)
Accounts payable	3,813	3,735
Accrued expenses and other liabilities	(352)	(85)
Accrued compensation	(800)	469
Operating lease liabilities	(591)	(466)
Net cash, cash equivalents and restricted cash used in operating activities	(4,940)	(20,919)
Cash flows from investing activities:
Purchases of property and equipment	(3)	(66)
Net cash, cash equivalents and restricted cash used in investing activities	(3)	(66)
Cash flows from financing activities:
Proceeds from issuance of common stock - Stock Purchase Agreement	—	5,480
Proceeds from issuance of common stock, exercise of warrants	61	—
Borrowings under term notes	1,640	10,000
Cash paid for financing costs	—	(351)
Net cash, cash equivalents and restricted cash provided by financing activities	1,701	15,129
Net change in cash, cash equivalents and restricted cash	(3,242)	(5,856)
Cash, cash equivalents and restricted cash, beginning of period	4,776	13,588
Cash, cash equivalents and restricted cash, end of period	$1,534	$7,732
Supplemental disclosure of noncash investing and financing activities:
Financing and debt issuance costs included in accounts payable and accrued expenses	$125	$61
Receivable from issuance of common stock - Stock Purchase Agreement	$—	$331
Purchases of property and equipment included in accounts payable and accrued expenses	$140	$57
Conversion of series B-2 convertible preferred stock to common stock	$—	$644
Exchange of series B-2 convertible preferred stock to series C convertible preferred stock	$—	$1,616
Issuance of common stock upon exercise of purchase rights	$180	$—

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

The Company’s first commercial product, Phexxi® (lactic acid, citric acid, and potassium bitartrate) vaginal gel (Phexxi), was approved by the U.S. Food and Drug Administration (FDA) on May 22, 2020 and is the first and only FDA-approved, hormone-free, woman-controlled, on-demand prescription contraceptive gel for women. The Company commercially launched Phexxi in September 2020. Phexxi net product sales were $16.8 million in 2022.

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

The Company’s financial statements are presented on a consolidated basis, which include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim condensed consolidated financial statements do not include all information and disclosures required by GAAP for annual audited financial statements and should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2022 included in its Annual Report on Form 10-K as filed with the SEC on April 27, 2023 (the 2022 Audited Financial Statements).

The unaudited interim condensed consolidated financial statements included in this report have been prepared on the same basis as the Company’s audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, cash flows, and statements of convertible and redeemable preferred stock and stockholders’ deficit for the periods presented. The results for the three months ended March 31, 2023 are not necessarily indicative of the results expected for the full year. The condensed consolidated balance sheet as of December 31, 2022 was derived from the 2022 Audited Financial Statements.

Reverse Stock Split

On March 15, 2023, the Company’s shareholders approved a reverse stock split between 1-for-20 and not more than 1-for-125 at any time on or prior to March 15, 2024. The Company determined on a ratio of 1-for-125 for the Reverse Stock Split. On May 18, 2023, the Reverse Stock Split became effective. The interim condensed consolidated financial statements are retrospectively adjusted for this Reverse Stock Split. See Note 10- Subsequent Events for further discussions on the Reverse Stock Split and other subsequent events.

Risks, Uncertainties and Going Concern

Any disruptions in the commercialization of Phexxi and/or its supply chain could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

The Company’s principal operations have been related to research and development, including the development of Phexxi, and to its commercially related sales and marketing efforts. Additional activities have included raising capital, identifying alternative manufacturing to lower the cost of goods sold (COGS), seeking ex-U.S. licensing partners to add non-dilutive capital to the balance sheet, and establishing and maintaining a corporate infrastructure to support a commercial product. The Company has incurred operating losses and negative cash flows from operating activities since inception. In the first quarter of 2023, as described in Note 4- Debt and Note 8- Stockholders’ Deficit, the Company received gross proceeds of approximately $1.6 million, in aggregate, from the sale and issuance of senior subordinated convertible notes and warrants in three closings. As of March 31, 2023, the Company had cash and cash equivalents of $0.6 million, $0.9 million in restricted cash from the Adjuvant Notes (as defined in Note 4- Debt) that is available for use, a working capital deficit of $63.3 million and an accumulated deficit of $941.0 million.

Effective October 3, 2022, the Company’s common stock is listed on the OTC Venture Market (the OTCQB) of the OTC Markets Group, Inc., a centralized electronic quotation service for over-the-counter securities, under the symbol “EVFM.” The OTCQB imposes, among other requirements, a minimum $0.01 per share bid price requirement (the Bid Price Requirement) for continued inclusion on the OTCQB. The closing bid price for the Company’s common stock must remain at or above $0.01 per share to comply with the Bid Price Requirement for continued listing.

In October 2022, the Company reported that its Phase 3 clinical trial (EVOGUARD) did not achieve its efficacy endpoints. The Company has discontinued investment in this development program.

In March 2023, the Company received a Notice of Event of Default and Reservation of Rights (the Notice of Default) from Baker Bros claiming that the Company has failed to maintain the required shares reserved amount per the Third Baker Amendment as defined in Note 4- Debt. In addition, the Notice of Default resulted in a cross default under all outstanding debt.

Management’s plans to meet the Company’s cash flow needs in the next 12 months include generating recurring product revenue, restructuring its current payables, curing the event of default under its debt arrangements, and obtaining additional funding such as through the issuance of its capital stock, non-dilutive financings, or through collaborations or partnerships with other companies, including license agreements for Phexxi in foreign markets.

While the Company has increased net product sales in each consecutive fiscal year since the launch of Phexxi in September 2020, the Company anticipates it will continue to incur net losses for the foreseeable future. According to management estimates, liquidity resources as of March 31, 2023 are not sufficient to maintain the Company’s cash flow needs for the twelve months from the date of issuance of these condensed consolidated financial statements.

If the Company is not able to obtain the required funding, through a significant increase in revenue, equity or debt financings, license agreements for Phexxi in foreign markets, or other means, or is unable to obtain funding on terms favorable to the Company, or if the event of default under its existing debt arrangements is not cured or there is another event of default affecting the notes payable, there will be a material adverse effect on commercialization and development operations and the Company’s ability to execute its strategic development plan for future growth. If the Company cannot successfully raise additional funding and implement its strategic development plan, the Company may be forced to make further reductions in spending, including spending in connection with its commercialization activities, extend payment terms with suppliers, liquidate assets where possible at a potentially lower amount than as recorded in the condensed consolidated financial statements, suspend or curtail planned operations or cease operations entirely. Any of these could materially and adversely affect the Company’s liquidity, financial condition and business prospects, and the Company would not be able to continue as a going concern. The Company has concluded that these circumstances and the uncertainties associated with the Company’s ability to obtain additional equity or debt financing on terms that are favorable to the Company, or at all, and otherwise succeed in its future operations raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is also subject to credit risk related to its trade accounts receivable from product sales. Its customers are located in the United States and consist of wholesale distributors, retail pharmacies, and a mail-order specialty pharmacy. The Company extends credit to its customers in the normal course of business after evaluating their overall financial condition and evaluates the collectability of its accounts receivable by periodically reviewing the age of the receivables, the financial condition of its customers, and its past collection experience. Historically, the Company has not experienced any credit losses. As of March 31, 2023, based on the evaluation of these factors, the Company did not record an allowance for doubtful accounts.

Phexxi is distributed primarily through three major distributors and a mail-order pharmacy, who receive service fees calculated as a percentage of the gross sales, and fee per units shipped, respectively. These entities are not obligated to purchase any set number of units and distribute Phexxi on demand as orders are received. For the three months ended March 31, 2023 and 2022, the Company’s three largest customers combined made up approximately 86% and 70% of its gross product sales, respectively. As of March 31, 2023 and March 31, 2022, the Company’s three largest customers combined made up 94% and 73%, respectively, of its trade accounts receivable balance.

Significant Accounting Policies

There have been no changes to the significant accounting policies that were described in Note 2- Summary of Significant Accounting Policies of the 2022 Audited Financial Statements in the Company’s Annual Report.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of readily available cash in checking accounts and money market funds. Restricted cash consists of cash held in monthly time deposit accounts and letters of credit, which are collateral for the Company’s credit cards, facility leases and fleet leases, as described in Note 7- Commitments and Contingencies. During the quarter ended March 31, 2023, the letters of credit of $0.3 million for its fleet leases have been released. Additionally, the remaining $0.9 million of the $25.0 million received from the issuance of Adjuvant Notes (as defined in Note 4- Debt) in the fourth quarter of 2020, is classified as restricted cash as the Company is contractually obligated to use the funds for specific purposes. Upon receipt of a notice of default from its landlord on March 20, 2023, for failing to pay March 2023 rent timely resulting in a breach under the office lease agreement, the Company’s letter of credit in the amount of $0.8 million, in restricted cash, has been recovered by the landlord.

The following table provides a reconciliation of cash, cash equivalents and restricted cash, reported within the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash and cash equivalents	$639	$2,761
Restricted cash	895	4,171
Restricted cash included in other noncurrent assets	—	800
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows	$1,534	$7,732

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

	Three Months Ended March 31,
	2023	2022
Unvested restricted common stock subject to repurchase	—	1,258
Common stock to be purchased under the 2019 ESPP	—	288
Options to purchase common stock	4,843	7,183
Warrants to purchase common stock	3,180,282	52,448
Series B-2 and C convertible preferred stock	—	4,444
Purchase rights to purchase common stock	14,238,827	—
Convertible debt	18,042,988	9,969
Total	35,466,940	75,590

Recently Adopted Accounting Pronouncements

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (ASU No. 2022-02). This is an amendment to ASU 2016-13, where it eliminates the accounting guidance for troubled debt restructuring by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. ASU No. 2022-02 was effective for the Company beginning January 1, 2023 since the Company adopted ASU 2016-13 on January 1, 2020. The adoption of this new standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

In accordance with ASC 606, the Company recognizes revenue when its performance obligation is satisfied by transferring control of the product to a customer. In accordance with the Company’s contracts with customers, control of the product is transferred upon the conveyance of title, which occurs when the product is sold to and received by a customer. The Company’s customers are located in the United States and consist of wholesale distributors, retail pharmacies, and a mail-order specialty pharmacy. Payment terms typically range from 31 to 66 days, include prompt pay discounts, and vary by customer. Trade accounts receivable due to the Company from contracts with its customers are stated separately in the balance sheet, net of various allowances as described in the Trade Accounts Receivable policy in Note 2- Summary of Significant Accounting Policies to the 2022 Audited Financial Statements.

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

Phexxi is sold to customers at the wholesale acquisition cost (WAC), or in some cases at a discount to WAC. However, the Company records product revenue, net of reserves for applicable variable consideration. These types of variable consideration reduce revenue and include the following:

●	Distribution services fees
●	Prompt pay and other discounts
●	Product returns
●	Chargebacks
●	Rebates
●	Patient support programs, including our co-pay programs

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

Product returns – Customers have the right to return product that is within six months or less of the labeled expiration date or that is past the expiration date by no more than six months. Phexxi was commercially launched in September 2020. The Company uses historical sales and return data to estimate future product returns. Product return estimates are recorded as other current liabilities on the condensed consolidated balance sheet.

As of March 31, 2023 and December 31, 2022, the variable considerations discussed above were recorded in the condensed consolidated balance sheet and consisted of $0.2 million and $0.1 million, respectively, in contra trade accounts receivable and $3.1 million and $2.6 million, respectively, in other current liabilities.

4. Debt

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

At the initial closing date of April 24, 2020 (the Baker Initial Closing), the Company issued and sold Baker Notes with an aggregate principal amount of $15.0 million (the Baker First Closing Notes) and Baker Warrants exercisable for 1,639 shares of common stock.

Following the Baker Initial Closing, the Baker Purchasers had an option to purchase from the Company up to $10.0 million of Baker Notes (the Baker Purchase Rights) at the Baker Purchasers’ discretion at any time prior to the Company receiving at least $100.0 million in aggregate gross proceeds from one or more sales of equity securities.

On June 5, 2020 (the Exercise Date), the Baker Purchasers exercised the Baker Purchase Rights. At the second closing date of June 9, 2020 (the Baker Second Closing), the Baker Purchasers acquired the remaining Baker Notes with an aggregate principal amount of $10.0 million and Baker Warrants exercisable for 1,092 shares of common stock. Upon the completion of the underwritten public offering in June 2020, the exercise price of the Baker Warrants was $4,575 per share. The Baker Warrants have a five-year term with a cashless exercise provision and are immediately exercisable at any time from their respective issuance date.

The Baker Notes have a five-year term, with no pre-payment ability during the first three years. Interest on the unpaid principal balance of the Baker Notes (the Baker Outstanding Balance) accrues at 10.0% per annum with interest accrued during the first year from the two respective closing dates recognized as payment-in-kind. The effective interest rate for the period was 10.0%. Accrued interest beyond the first year of the respective closing dates is to be paid in arrears on a quarterly basis in cash or recognized as payment-in-kind, at the direction of the Baker Purchasers. As discussed below, with the amendment to the Baker Bros. Purchase Agreement, interest payments were paid-in kind. Interest pertaining to the Baker Notes for the three months ended March 31, 2023 and 2022 was approximately $1.4 million and $0.7 million, respectively, which was added to the outstanding principal balance. The Company accounts for the Baker Notes under the fair value method as described below and, therefore, the interest associated with the Baker Notes is included in the fair value determination. As of March 31, 2023, the Baker Notes could be converted into 57,426,766 shares of common stock.

The Baker Notes are callable by the Company on 10 days’ written notice beginning on the third anniversary of the initial closing date of April 24, 2020. The call price will equal 100% of the Baker Outstanding Balance plus accrued and unpaid interest if the Company’s common stock as measured using a 30-day volume weighted average price (VWAP) is greater than the benchmark price of $9,356.25 as stated in the Baker Bros. Purchase Agreement, or 110% of the Baker Outstanding Balance plus accrued and unpaid interest if the VWAP is less than such benchmark price. The Baker Purchasers also have the option to require the Company to repurchase all or any portion of the Baker Notes in cash upon the occurrence of certain events. In a repurchase event, as defined in the Baker Bros. Purchase Agreement, the repurchase price will equal 110% of the Baker Outstanding Balance plus accrued and unpaid interest. In an event of default or the Company’s change of control, the repurchase price will equal to the sum of (x) three times of the Baker Outstanding Balance plus (y) the aggregate value of future interest that would have accrued. The Baker Notes were convertible at any time at the option of the Baker Purchasers at the conversion price of $4,575 per share prior to the First and Second Baker Amendments (as defined below).

On November 20, 2021, the Company entered into the first amendment to the Baker Bros. Purchase Agreement (the First Baker Amendment), in which each Baker Purchaser had the right to convert all or any portion of the Baker Notes into common stock at a conversion price equal to the lesser of (a) 4,575 and (b) 115% of the lowest price per share of common stock (or, as applicable with respect to any equity securities convertible into common stock, 115% of the applicable conversion price) sold in one or more equity financings until the Company has met a qualified financing threshold defined as one or more equity financings resulting in aggregate gross proceeds to the Company of at least $50 million (the Financing Threshold).

The First Baker Amendment also extended, effective upon the Company’s achievement of the Financing Threshold, the affirmative covenant to achieve $100.0 million in cumulative net sales of Phexxi by June 30, 2022 to June 30, 2023. Additionally per the First Baker Amendment, if in any equity financing closing on or prior to the date the Company has met the Financing Threshold, the Company was required to issue warrants to purchase capital stock of the Company (or other similar consideration), the Company was also required to issue to the Baker Purchasers an equivalent coverage of warrants (or other similar consideration) on the same terms as if the Baker Purchasers participated in the financing in an amount equal to the then outstanding principal of Baker Notes held by the Baker Purchasers. In satisfaction of this requirement and in connection with the closing of the May 2022 Public Offering, the Company issued warrants to purchase 582,886 shares of the Company’s common stock at an exercise price of $93.75 per share (the June 2022 Baker Warrants). As required by the terms of the First Baker Amendment, the June 2022 Baker Warrants have substantially the same terms as the warrants issued in the May 2022 Public Offering. Refer to Note 8 - Stockholders’ Deficit for further information. The exercise price of the initial Baker Warrants and the June 2022 Baker Warrants was reset to $1.625 per share with the February and March 2023 Notes issuance, both as discussed below, and further reset to $0.8125 per share along with the April 2023 Notes issuance.

On March 21, 2022, the Company entered into the second amendment to the Baker Bros. Purchase Agreement (the Second Baker Amendment), pursuant to which each Baker Purchaser now has the right to convert all or any portion of the Baker Notes into Common Stock at a conversion price equal to the lesser of (a) $725.81 or (b) 100% of the lowest price per share of common stock (or as applicable with respect to any equity securities convertible into common stock, 100% of the applicable conversion price) sold in any equity financing until the Company has (i) met the qualified financing threshold by June 30, 2022, defined as a single underwritten financing resulting in aggregate gross proceeds to the Company of at least $20 million (Qualified Financing Threshold) and (ii) the publication of its top-line results from its EVOGUARD clinical trial (the Clinical Trial Milestone) by October 31, 2022. The Second Baker Amendment also provides that the exercise price of the Baker Warrants will equal the conversion price of the Baker Notes. The Company met the Qualified Financing Threshold upon the closing of the May 2022 Public Offering, and as of September 30, 2022, the conversion price and exercise price of the Baker Warrants was reset to $93.75. The Company achieved the Clinical Trial Milestone in October 2022. Also, with the achievement of the Qualified Financing Threshold and the Clinical Trial Milestone, the affirmative covenant to achieve $100.0 million in cumulative net sales of Phexxi was extended to June 30, 2023.

On September 15, 2022, the Company entered into the third amendment to the Baker Bros. Purchase Agreement (the Third Baker Amendment), pursuant to which the conversion was amended to equal to $26.25, subject to adjustment for certain dilutive Company equity issuance adjustments for a two-year period, removal of an interest make-whole payment due in certain circumstances, and certain change of control and liquidation payment amounts were reduced from three times the outstanding amounts of the Baker Notes to two times the outstanding amounts. In addition, the Third Baker Amendment provides that the Company may make future interest payments to the Baker Purchasers in kind or in cash, at the Company’s option.

The Baker Notes contain various customary affirmative and negative covenants agreed to by the Company, including timely payment, in cash, of the quarterly interest payment and maintaining an active listing. On September 12, 2022, the Company received a default notice from the Baker Purchasers due to its failure of making the required payments of accrued interest for the first and second quarters of 2022 in the aggregate amount of $1.4 million and being delisted from Nasdaq. As a result of the cross-default provisions applicable to the Adjuvant Notes and the May 2022 Notes (both, as discussed below), the Company was also in default of these Notes. On September 15, 2022, the Company entered into a (i) Forbearance Agreement (the Secured Creditor Forbearance Agreement) with the Baker Purchasers, pursuant to which the Baker Purchasers agreed to forbear from exercising any of their rights and remedies during the Forbearance Period (as defined), but solely with respect to the specified events of default (Forbearance Termination Event) provided under the Secured Creditor Forbearance Agreement, which includes among other things, the first date after December 31, 2022, on which the Company’s cash falls below $1.0 million. In exchange for the forbearance and the Third Baker Amendment, the Company agreed to adjust the aggregate principal balance of the Baker Notes to $44.2 million, which includes the delinquent interest payments of $1.4 million that the Baker Purchasers agreed to forego in cash, as well as an immaterial amount of legal fees incurred by the Baker Purchasers’ counsel.

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

On March 7, 2023, Baker Bros. Advisors, LP (the Designated Agent) provided a Notice of Event of Default and Reservation of Rights (the Notice of Default) relating to the Baker Bros. Purchase Agreement. The Notice of Default claims that the Company has failed to maintain the “Required Reserve Amount” as required by the Third Baker Amendment. The Designated Agent, at the direction of the Baker Purchasers, has accelerated repayment of the outstanding balance payable. As a result, approximately $92.7 million representing two times the sum of the outstanding balance and all accrued and unpaid interest thereon and all other amounts due under the Baker Bros. Purchase Agreement and other documents was due and payable within three business days of receipt of the Notice of Default. In addition, the Notice of Default resulted in a cross default under all outstanding debt. As of the date of the filing of this Quarterly Report, the Baker Notes remain outstanding, and the Company has sufficient required reserve number of shares upon the effectuation of the Reverse Stock Split. The failure to cure the default or otherwise settle or resolve, could have a significant negative financial impact on the Company, could result in litigation, and could result in the assets of the company being seized, attached or otherwise utilized to satisfy the debt.

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

For the quarter ended March 31, 2023, using the valuation methods discussed in Note 6- Fair Value Financial Instruments, the Company recorded a gain of $15.5 million due to changes in fair value of the Baker notes, and recorded as a component of other comprehensive income due to changes in the underlying instrument-specific credit risk for the Baker Notes. The fair value of the Baker Notes was determined by estimating the fair value of the Market Value of Invested Capital (“MVIC”) of the Company. This was estimated using forms of the cost and market approaches. In the Cost approach, an adjusted net asset value method was used to determine the net recoverable value of the Company, including an estimate of the fair of the Company’s intellectual property. The estimated fair value of the Company’s intellectual property was valued using a relief from royalty method which required management to make significant estimates and assumptions related to forecasts of future revenue, and the selection of the royalty and discount rates. If the resulting fair value is not estimated as greater than the contractual payout, the fair value of the Baker Notes then becomes the Company’s MVIC available for distribution.

As of March 31, 2023, the Baker Notes are recorded at fair value in the condensed consolidated balance sheet as short-term convertible notes payable with a total balance of $23.8 million, and the total outstanding balance including principal and accrued interest is $93.3 million.

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

Interest expense for the Adjuvant Notes for the three months ended March 31, 2023 and 2022 consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Coupon interest	$497	$513
Amortization of issuance costs	68	10
Total	$565	$523

The Adjuvant Notes are convertible, subject to customary 4.99% and 19.99% beneficial ownership limitations, into shares of the Company’s common stock, par value $0.0001 per share, at any time at the option of the Adjuvant Purchasers at a conversion price of $6,843.75 per share. In connection with certain Company change of control transactions, the Adjuvant Notes may be prepaid at the option of the Company or will become payable at the option of the Adjuvant Purchasers. To the extent not previously prepaid or converted, the Adjuvant Notes were originally automatically convertible into shares of the Company’s common stock at a conversion price of $6,843.75 per share immediately following the earliest of the time at which the (i) 30-day value-weighted average price of the Company’s common stock was $18,750 per share, or (ii) the Company achieved cumulative net sales from the sales of Phexxi of $100.0 million, provided such net sales are achieved prior to July 1, 2022.

On April 4, 2022, the Company entered into the first amendment to the Adjuvant Purchase Agreement (the Adjuvant Amendment). The Adjuvant Amendment extended, effective as of the next date the Company achieved the Qualified Financing Threshold upon the closing of the May 2022 Public Offering, the affirmative covenant to achieve $100.0 million in cumulative net sales of Phexxi by June 30, 2022 to June 30, 2023. The Adjuvant Amendment also provided for an adjustment to the conversion price of the Adjuvant Notes such that the conversion price (the Conversion Price) for these Notes, effective as of the May 2022 reverse stock split the conversion price will now be the lesser of (i) $678.49 and (ii) 100% of the lowest price per share of common stock (or with respect to securities convertible into common stock, 100% of the applicable conversion price) sold in any equity financing until the Company has met the Qualified Financing Threshold. Effective as of the Company’s achievement of the Qualified Financing Threshold, the automatic conversion provisions in the Agreement were further amended to provide that the Adjuvant Notes will automatically convert into shares of the Company’s common stock at the Conversion Price immediately following the earliest of the time at which the (i) 30-day value-weighted average price of the Company’s common stock is $18,750 per share, or (ii) the Company achieves cumulative net sales from the sales of Phexxi of $100.0 million, provided such net sales are achieved prior to July 1, 2023.

The Adjuvant Notes contain various customary affirmative and negative covenants agreed to by the Company. On September 12, 2022, the Company was in default of the Adjuvant Notes due to the default with the Baker Notes under the cross-default provision. On September 15, 2022, the Company entered into a (i) Forbearance Agreement (the Adjuvant Forbearance Agreement) with the Adjuvant Purchasers, pursuant to which the Adjuvant Purchasers agreed to forbear from exercising any of their rights and remedies during the Forbearance Period as defined in therein, but solely with respect to the specified events of default provided under the Adjuvant Forbearance Agreement.

On September 15, 2022, the Company also entered into the second amendment to the Adjuvant Purchase Agreement (the Second Adjuvant Amendment), pursuant to which the conversion price per share was reduced to $26.25, subject to adjustment for certain dilutive Company equity issuance adjustments for a two-year period. In addition, the Company entered into an exchange agreement, pursuant to which the Adjuvant Purchasers agreed to exchange 10% of the outstanding amount of the Adjuvant Notes as of September 15, 2022 (or $2.9 million) for rights to receive 109,842 shares of common stock (Adjuvant Purchase Rights). The number of shares for each Adjuvant Purchase Right is initially fixed, but is subject to certain customary adjustments, and, until the second anniversary of issuance, adjustments for certain dilutive Company equity issuances. Refer to Note 8- Stockholders’ Deficit for discussion regarding additional issuances of Purchase Rights under this provision. The Adjuvant Purchase Rights expire on June 28, 2027 and do not have an exercise price per share and, therefore, will not result in cash proceeds to the Company. As of March 31, 2023, all Adjuvant Purchase Rights remain outstanding. The conversion price of the Adjuvant Notes were further reset to $1.625 per share with the February 2023 Notes issuance, as discussed below. Subsequent to March 31, 2023, the conversion price adjusted to $0.8125, as discussed in Note 10– Subsequent Events.

The Adjuvant Notes are accounted for in accordance with authoritative guidance for convertible debt instruments and are classified as current liabilities in the condensed consolidated balance sheet. The aggregate proceeds of $25.0 million was initially classified as restricted cash for financial reporting purposes due to contractual stipulations that specify the types of expenses the money can be spent on and how it must be allocated. Its conversion feature is required to be bifurcated as an embedded derivative due to the fact that the Company does not have sufficient number of shares reserved upon conversion as of March 31, 2023 and December 31, 2022; however, the fair value of such feature is immaterial for both periods. As of March 31, 2023 and December 31, 2022, $0.9 million in proceeds remained, which are included in restricted cash on the condensed consolidated balance sheets. See Note 7- Fair Value of Financial Instruments for a description of the accounting treatment for the Adjuvant Purchase Rights.

Due to the execution of the Adjuvant Forbearance and the Second Adjuvant Amendment, the Company reviewed the Adjuvant Notes in accordance with Topics ASC 470-50 – Modifications and Extinguishments and ASC 470-60 – Troubled Debt Restructurings by Debtors. The Company concluded that although changes in the structure of the debt met certain qualitative factors to qualify as a troubled debt restructuring (TDR), the effective interest rate post changes was greater than the original effective interest rate and, therefore, failed the quantitative test to be a TDR. The Adjuvant Notes were evaluated in accordance with ASC 470-50 and were determined to have failed certain qualitative factors to qualify as a modification and, therefore, were accounted for as an extinguishment. The Company removed the old debt from its books and recorded the new, revised debt and concurrently recognized a gain of approximately $2.5 million upon extinguishment, included in change in fair value of financial instruments within the condensed consolidated statements of operations for the third quarter of 2022.

As discussed above, on March 7, 2023, the Company received a Notice of Event of Default and Reservation of Rights (the Notice of Default) from Baker Bros. resulting in a cross default under the all outstanding debt and as such, the Company was not in compliance with all applicable covenants as of March 31, 2023. However, upon the Reverse Stock Split effectuated on May 18, 2023, the Company now has sufficient required reserve number of shares.

As of March 31, 2023, the Adjuvant Notes are recorded in the condensed consolidated balance sheet as short-term convertible notes payable with a total balance of $26.8 million. The balance is comprised of $22.3 million in principal, net of unamortized debt issuance costs, and $4.5 million in accrued interest.

As of March 31, 2023 and assuming the current conversion price of $1.625 per share, the Adjuvant Notes could be converted into 16,512,880 shares of common stock.

Term Notes

January and March 2022 Notes

On January 13, 2022, the Company entered into a Securities Purchase Agreement (the January 2022 Purchase Agreement) with institutional investors (the January 2022 Purchasers) pursuant to which the Company agreed to sell in a registered direct offering (i) unsecured 5.0% Senior Subordinated Notes due 2025 with an aggregate issue price of $5.9 million (the January 2022 Notes), which included an original issue discount of $0.9 million, and (ii) warrants (the January 2022 Warrants) to purchase up to 8,003 shares of the Company’s common stock, $0.0001 par value per share. The January 2022 Warrants have an exercise price of $735.00 per share and were initially exercisable beginning on July 15, 2022 with a five-year term. Pursuant to the terms of the March 2022 Purchase Agreement (as defined below), the January 2022 Warrants became exercisable on March 1, 2022, as described in more detail below.

On March 1, 2022, the Company entered into a Securities Purchase Agreement (the March 2022 Purchase Agreement) with institutional investors (the March 2022 Purchasers) pursuant to which the Company agreed to sell in a registered direct offering (i) unsecured 5.0% Senior Subordinated Notes due 2025 with an aggregate issue price of $7.45 million (the March 2022 Notes), which included an original issue discount of $2.45 million, and (ii) warrants (the March 2022 Warrants) to purchase up to 8,303 shares of the Company’s common stock, $0.0001 par value per share. The March 2022 Warrants have an exercise price of $897.56 per share and are immediately exercisable with a five-year term.

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

Under the valuation methods as described in Note 6- Fair Value of Financial Instruments the Company recorded the following in the condensed consolidated financial statements related to the January and March 2022 Notes and Warrants during the three months ended March 31, 2022: (i) $0.2 million in notes at issuance; (ii) $10.6 million in warrants at issuance as a derivative liability; (iii) a $0.9 million loss on issuance; and (iv) a $2.8 million gain in fair value of financial instruments as a result of the mark-to-market adjustment on the January and March 2022 Warrants. On May 4, 2022, the January and March 2022 Notes were exchanged pursuant to the May 2022 Exchange, as defined below, and therefore no longer outstanding since May 2022.

Interest pertaining to the January 2022 Notes and March 2022 Notes for the three months ended March 31, 2022 was approximately $0.1 million and immaterial, respectively. Since the Company accounts for the January and March 2022 Notes under the fair value method, the interest was included in the determination of the fair value, and the debt issuance costs were expensed.

May 2022 Notes

On May 4, 2022, the Company entered into amendment and exchange agreements (the May 2022 Exchange) with the holder of issued and outstanding Series B-2 and C Preferred Stock, Seven Knots, and the January and March 2022 Notes Purchasers (collectively, the May 2022 Notes Purchasers), pursuant to which they agreed to exchange all of the January and March 2022 Notes, 2,100 shares of Series B-2 Convertible Preferred Stock, 1,700 shares of Series C Convertible Preferred Stock, and 4,266 shares of the Company’s Common Stock for (i) new 5.0% Senior Subordinated Notes with an aggregate principal amount of $22.3 million (the May 2022 Notes), (ii) 1,666 new shares of Common Stock and (iii) new warrants to purchase up to 6,666 shares of Common Stock (the May 2022 Warrants). The May 2022 Warrants have an exercise price of $309.56 per share and were exercisable immediately with a five-year term. The 2,100 shares of Series B-2 Convertible Preferred Stock, 1,700 shares of Series C Convertible Preferred Stock, and 4,266 shares of the Company’s Common Stock that were exchanged in the May 2022 Exchange were retired by the Company. All exchange transactions aforementioned were cashless.

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

On September 15, 2022, the Company entered into exchange agreements with each of the May 2022 Notes Purchasers (the May 2022 Notes Exchange Agreements), pursuant to which the May 2022 Notes Purchasers agreed to exchange all outstanding balance of the May Notes as of September 15, 2022 using the higher interest rate and redemption premium aforementioned for purchase rights (the May Note Purchase Rights) to receive 832,237 shares of common stock. As a result, the May Notes are no longer outstanding as of December 31, 2022. The number of right shares for each May Note Purchase Right is initially fixed, but is subject to certain customary adjustments, and, until the second anniversary of issuance, adjustments for certain dilutive Company equity issuances, as further discussed in Note 8- Stockholders’ Deficit and expire on June 28, 2027. The May 2022 Notes Purchasers also waived certain anti-dilution share adjustment provisions with respect to shares underlying the May 2022 Warrants.

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

December 2022 Notes

On December 20, 2022, the Company entered into a Securities Purchase Agreement (the December 2022 Purchase Agreement), with certain investors (the December 2022 Notes Purchasers) pursuant to which the Company agreed to sell in a registered direct offering (i) unsecured 8.0% Senior Subordinated Notes due December 21, 2025 with an aggregate issue price of $2.3 million (the December 2022 Notes), which included an original issue discount of $0.8 million (ii) warrants (the December 2022 Warrants) to purchase up to 369,230 shares of the Company’s common stock, $0.0001 par value per share, and (iii) an aggregate 70 shares of Series D Preferred Stock (the Preferred Shares) (collectively, the Offering). The Offering closed on December 21, 2022, with net proceeds to the Company from the Offering, after deducting offering expenses, of $1.25 million. The December 2022 Notes are convertible at $6.25, and the December 2022 Warrants have a strike price of $6.25.

The December 2022 Notes interest rate is subject to increase to 12% upon an event of default and have no Company right to prepayment prior to maturity, however, the Company can redeem the respective notes at a redemption premium of 32.5%. The December 2022 Notes Purchasers can also require the Company to redeem their notes at the respective premium rate tied to the occurrence of certain subsequent transactions, as well as require the Company to redeem the December 2022 Notes in the event of subsequent placements (as defined). Also, pursuant to the terms of the December 2022 Purchase Agreement, the December 2022 Notes Purchasers have certain rights to participate in subsequent issuances of the Company’s securities, subject to certain exceptions. Additionally, the December 2022 Notes conversion rate and warrant strike price are subject to adjustment upon the issuance of other securities (as defined) less than the stated conversion rate and strike price of $6.25. Subsequent to December 31, 2022, the conversion and strike price adjusted to $1.625 as of March 31, 2023 and then to $0.8125 in April 2023, as discussed in Note 10– Subsequent Events.

The Company evaluated the December 2022 Notes and December 2022 Warrants, in accordance with ASC 480 – Distinguishing Liabilities from Equity and determined both were liability instruments. The December 2022 Notes were then evaluated in accordance the requirements of ASC 825, Financial Instruments (ASC 825) and concluded the Company was not precluded from electing the fair value option for the December 2022 Notes; as such the December 2022 Notes are carried at fair value in the condensed consolidated balance sheets. Since the December 2022 Warrants are also required to be recorded as liabilities in the Company’s condensed consolidated balance sheets, they are also carried at fair value. Both the December 2022 Notes and Warrants are marked-to-market at each reporting date with changes in fair value of the December 2022 Notes and Warrants are recorded recognized in the condensed consolidated statement of operations, unless the change is concluded to be related to changes in the Company’s credit rating, in which case the change will be recognized as a component of accumulated other comprehensive income in the condensed consolidated balance sheets.

February and March 2023 Notes

On February 17, March 13 and March 20, 2023, the Company entered into securities purchase agreements with certain investors providing for the sale and issuance of senior subordinate convertible notes (collectively, the February and March 2023 SPAs). The February and March 2023 SPAs included (i) convertible promissory notes with aggregate original principal amounts of approximately $1.4 million, $0.6 million, and $0.5 million, respectively (the February and March 2023 Notes), and (ii) warrants to purchase an aggregate 553,846, 240,000, and 215,384 shares of common stock, respectively (the February and March 2023 Warrants and collectively, the February and March 2023 Offerings). The 2023 Offerings closed on February 17, 2023 (the February 2023 Closing), and March 13, 2023, March 20, 2023 (the March 2023 Closing), respectively, with gross proceeds to the Company, before deducting offering expenses, of approximately $0.9 million, $0.4 million, and $0.3 million, respectively. The February and March 2023 SPAs also included a Registration Rights Agreement that requires us to register the common stock underlying the February and March 2023 Notes and Warrants within the timeframes specified therein. In addition, the Company issued warrants to purchase an aggregate 99,692 and 43,200 shares of common stock in February and March 2023 Closing to the placement agent.

Upon the April 2023 Closing as discussed in Note 10– Subsequent Events, the conversion and strike prices, as applicable, of the Baker Notes, Baker Warrants, the May 2022 Common Warrants, the June 2022 Baker Warrants, the Adjuvant Notes, the December 2022 Notes and Warrants, and the Notes and Warrants in the February and March 2023 Closing reset to $0.8125 per share, accordingly. Additionally, the Company’s outstanding Purchase Rights increased by approximately 15,218,227 since March 31, 2023.

5. Balance Sheet Details

Inventories

Inventories consist of the following (in thousands) for the period indicated:

	March 31, 2023	December 31, 2022
Raw materials	$740	$758
Work in process(1)	2,198	4,142
Finished goods	2,540	1,748
Total(2)	$5,478	$6,648

(1)	The work in process balance represents all production costs incurred for partially completed goods.
(2)	A portion of the total inventory balance as of December 31, 2022 is included in other noncurrent assets. There was none as of March 31, 2023.

Prepaid and Other Current Assets

Prepaid and other current assets consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Insurance	$789	$1,387
Selling and marketing related costs	—	44
Manufacturing related costs	57	82
Other	1,252	705
Total	$2,098	$2,218

Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	Useful Life	March 31, 2023	December 31, 2022
Research equipment	5 years	$653	$653
Computer equipment and software	3 years	647	639
Office furniture	5 years	881	881
Leasehold improvements	5 years or less	3,388	3,388
Construction in-process	—	1,563	1,568
		7,132	7,129
Less: accumulated depreciation		(3,434)	(3,189)
Total, net		$3,698	$3,940

Depreciation and amortization expense for property and equipment is disclosed in the condensed consolidated statements of cash flows.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Clinical trial related costs	$2,498	$2,574
Selling and marketing related costs	520	674
Other	436	876
Total	$3,454	$4,124

6. Fair Value of Financial Instruments

Fair Value of Financial Assets

The fair values of the Company’s assets, including the money market funds, investments in marketable fixed income debt securities classified as cash and cash equivalents, and restricted cash measured on a recurring basis as of March 31, 2023 and December 31, 2022, respectively, are summarized in the following tables (in thousands):

	March 31, 2023				December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds (1)	$—	$—	$—	$—	$2,612	$—	$—	$2,612
Total assets	$—	$—	$—	$—	$2,612	$—	$—	$2,612

(1)	Included as a component of cash and cash equivalents and restricted cash on the accompanying condensed consolidated balance sheet.

Fair Value of Financial Liabilities

The following tables summarize the Company’s convertible debt instruments as of March 31, 2023 and December 31, 2022, respectively (in thousands):

					Fair Value
As of March 31, 2023	Principal Amount	Unamortized Issuance Costs	Accrued Interest	Net Carrying Amount	Amount	Leveling
Baker Notes(1)(2)	93,318	—	—	93,318	23,800	Level 3
Adjuvant Notes(3)	22,500	(183)	4,516	26,833	—	N/A
December 2022 Notes(1)	2,308	—	—	2,308	3	Level 3
February and March 2023 Notes (1)	2,523	—	—	2,523	4	Level 3

							Fair Value
As of December 31, 2022	Principal Amount	Unamortized Issuance Costs	Accrued Interest	Redemption Amount	Amount Exchanged	Net Carrying Amount	Amount	Leveling
Baker Notes (1) (2)	$45,528	$—	$—	$—	$—	$45,528	$39,260	Level 3
Adjuvant Notes (3) (4)	22,500	(252)	4,020	—	—	26,268	—	N/A
May 2022 Notes (1)	16,376	—	1,101	4,369	(21,846)	—	—	N/A
December 2022 Notes (1)	2,308	—	—	—	—	2,308	156	Level 3

(1)	These liabilities are/were carried at fair value in the condensed consolidated balance sheets. As such, the principal and accrued interest was included in the determination of fair value. The related debt issuance costs were expensed.
(2)	The Baker Notes principal amount includes $7.1 million and $5.6 million of interest paid-in kind as of March 31, 2023, and December 31, 2022, respectively.
(3)	The Adjuvant Notes are recorded in the condensed consolidated balance sheets at their net carrying amount which includes principal and accrued interest, net of unamortized issuance costs.
(4)	The principal amount and accrued interest of the Adjuvant Notes are net of the 10% reduction in principal and interest of $2.5 million and $0.4 million, respectively, received in exchange for the issuance of Purchase Rights.

The following tables summarize the Company’s derivative liabilities as of March 31, 2023 and December 31, 2022 as discussed in Note 10- Stockholders’ Equity (Deficit) (in thousands):

	Fair Value
	March 31, 2023 (1)	December 31, 2022	Leveling
April and June 2020 Baker Warrants	$—	$1	Level 3
May 2022 Public Offering Warrant	6	303	Level 3
June 2022 Baker Warrants	3	170	Level 3
December 2022 Warrants	1	107	Level 3
February and March 2023 Warrants	6	—	Level 3
Purchase Rights	106	1,095	Level 3
Total Derivative Liabilities	$122	$1,676

(1)	As of March 31, 2023, all warrants issued by the Company are subject to liability accounting due to potential settlement in cash, an insufficient number of authorized shares and other adjustment mechanics. However, warrants with an exercise price greater than $2.50 per share were considered to be significantly out of the money as of March 31, 2023 and therefore the value ascribed to those warrants was considered to be de minimus and is therefore excluded from the above table.

Change in Fair Value of Level 3 Financial Liabilities

The following table summarizes the changes in Level 3 financial liabilities related to Term Notes, Baker Notes and December 2022 Notes, and February and March 2023 Notes measured at fair value on a recurring basis for the three months ended March 31, 2023 and 2022 (in thousands).

	Baker First Closing Notes	Baker Second Closing Notes	December 2022 Notes	February and March 2023 Notes
Balance at December 31, 2022	$23,556	$15,704	$156	$—
Balance at issuance	—	—	—	12
Change in fair value presented in the Condensed Consolidated Statements of Operations	—	—	(153)	(8)
Change in fair value presented in the Condensed Consolidated Statements of Comprehensive Operations	(9,276)	(6,184)	—	—
Balance at March 31, 2023	$14,280	$9,520	$3	$4

	Term Notes - January 2022 Notes	Term Notes - March 2022 Notes	Term Notes Total	Baker First Closing Notes	Baker Second Closing Notes	Baker Notes Total
Balance at December 31, 2021	$—	$—	$—	$49,030	$32,687	$81,717
Balance at issuance	116	149	265	—	—	—
Change in fair value presented in the Condensed Consolidated Statements of Operations	2	—	2	2,732	1,821	4,553
Change in fair value presented in the Condensed Consolidated Statements of Comprehensive Operations	—	—	—	(109)	(72)	(181)
Conversion of series B-2 convertible preferred stock	—	—	—	—	—	—
Balance at March 31, 2022	$118	$149	$267	$51,653	$34,436	$86,089

	Derivative Liabilities Previously Classified as Equity Instruments	May 2022 Public Offering Common Warrants	June 2022 Baker Warrants	December 2022 Warrants	February and March 2023 Warrants	Purchase Rights	Derivative Liabilities Total
Balance at December 31, 2022	$1	$303	$170	$107	$—	$1,095	$1,676
Balance at issuance	—	—	—	—	6	77	83
Exercises	—	(6)	—	—	—	(180)	(186)
Change in fair value presented in the condensed consolidated statements of operations	(1)	(291)	(167)	(106)	—	(886)	(1,451)
March 31, 2023	$—	$6	$3	$1	$6	$106	$122

	Derivative Liability - Convertible Preferred Stock Conversion Feature	Derivative Liability - January 2022 Warrants	Derivative Liability - March 2022 Warrants	Derivative Liabilities Total
Balance at December 31, 2021	$202	$—	$—	$202
Balance at issuance	—	4,562	6,025	10,587
Change in fair value presented in the Condensed Consolidated Statements of Operations	(83)	(705)	(2,132)	(2,920)
Change in fair value presented in the Condensed Consolidated Statements of Comprehensive Operations	—	—	—	—
Conversion of series B-2 convertible preferred stock	(27)	—	—	(27)
Balance at March 31, 2022	$92	$3,857	$3,893	$7,842

Valuation Methodology

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

The fair value of the Baker Notes are subject to uncertainty due to the assumptions that are used in the Monte Carlo simulation-based model. These factors include but are not limited to the future value of the Company’s common stock, the probability and timing of a potential change of control event, the probability of meeting certain debt covenants, the probability of an event of voluntary conversion of the Baker Notes, exercise of the put right, and exercise of the Company’s call right. The fair value of the Baker Notes is sensitive to these estimated inputs made by management that are used in the calculation.

Since the third quarter of 2022, the fair value of the Baker Notes issued as described in Note 4- Debt, and subsequent changes in fair value recorded at each reporting date, was determined by estimating the fair value of the Market Value of Invested Capital (“MVIC”) of the Company. This was estimated using forms of the cost and market approaches. In the Cost approach, an adjusted net asset value method was used to determine the net recoverable value of the Company, including an estimate of the fair of the Company’s intellectual property. The estimated fair value of the Company’s intellectual property was valued using a relief from royalty method which required management to make significant estimates and assumptions related to forecasts of future revenue, and the selection of the royalty (3.5%) and discount (19.0%) rates. The guideline public company method served as another valuation indicator. In this form of the Market approach, comparable market revenue multiples were elected and applied to the Company’s forward revenue forecast to ultimately derive a MVIC indication. If the resulting fair value from these approaches is not estimated as greater than the contractual payout, the fair value of the Baker Notes then becomes only the Company MVIC available for distribution to this first lien note holder.

January and March 2022 Notes

The fair value of the January and March 2022 Notes issued as described in Note 4- Debt, and subsequent changes in fair value recorded at each reporting date, was determined using a probability weighted expected return method (PWERM) model. PWERM was used to take into account several factors, including the future value of the Company’s common stock, a potential change of control event, the probability of meeting certain debt covenants, the maturity term of the January and March 2022 Notes, exercise of the put right, and exercise of the Company’s call right.

May 2022 Notes

The fair value of the May 2022 Notes issued as described in Note 4- Debt, and subsequent changes in fair value recorded at each reporting date, was determined using a PWERM model. PWERM was used to take into account several factors, including the future value of the Company’s common stock, a potential change of control event, the probability of meeting certain debt covenants, the maturity term of the January and March 2022 Notes, exercise of the put right, and exercise of the Company’s call right.

December 2022 Notes and February and March 2023 Notes

The fair value of the December 2022 Notes and February and March 2023 Notes issued as described in Note 4- Debt, were determined using a Black-Scholes option pricing model using typical inputs such as underlying market price of the Company’s common stock, the conversion/strike price, time to maturity of the December 2022 Notes and February and March 2023 Notes, guideline public company volatilities and a risk-free interest rate.

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

Warrants

The warrants contain certain provisions, which are outside the Company’s control, under which the holders can force settlement in cash, as such, the warrants are recorded as derivative liabilities in the condensed consolidated balance sheets. In accordance with ASC 815 - Derivatives and Hedging, certain warrants previously classified as equity instruments were determined to be liability classified (the Reclassified Warrants) due to the Company having an insufficient number of authorized shares as of March 31, 2023. The Company will continue to re-evaluate the classification of its warrants at each balance sheet to determine the proper balance sheet classification for them. The warrants are valued using an OPM based on the applicable assumptions, which include the exercise price of the warrants, time to expiration, expected volatility of our peer group, risk-free interest rate, and expected dividends. The assumptions used in the OPM are considered level 3 assumptions and include, but are not limited to, the market value of invested capital, the cumulative equity value of the Company as a proxy for the exercise price, the expected term the warrants will be held prior to exercise and a risk-free interest rate and probability of change of control event.

7. Commitments and Contingencies

Operating Leases

Fleet Lease

In December 2019, the Company and Enterprise FM Trust (the Lessor) entered into a Master Equity Lease Agreement whereby the Company leases vehicles to be delivered by the Lessor from time to time with various monthly costs depending on whether the vehicles are delivered for a term of 24 or 36 months, commencing on each corresponding delivery date. The leased vehicles are for use by eligible employees of the Company’s commercial operations personnel. As of March 31, 2023, there was a total of 25 leased vehicles. The Company maintains a letter of credit as collateral in favor of the Lessor, which was included in restricted cash in the condensed consolidated balance sheet. As December 31, 2022, this letter of credit was $0.3 million, which was released by the Lessor during the quarter ended March 31, 2023. The Company determined that the leased vehicles are accounted for as operating leases under ASC 842. In September 2022, the Company extended the lease term for an additional 12 months for the vehicles with a term of 24 months. The Company determined that such extension is accounted for as a modification, for which the Company reassessed the lease classification and the incremental borrowing rate on the modification date and accounted for accordingly.

2020 Lease and the First Amendment

On October 3, 2019, the Company entered into an office lease for approximately 24,474 square feet (the High Bluff Premises) pursuant to a non-cancelable lease agreement (the 2020 Lease). The 2020 Lease commenced on April 1, 2020 and will expire on September 30, 2025, unless terminated earlier in accordance with its terms. The Company has a right to extend the term of the lease for an additional five years, although at this time the Company does not anticipate exercising such extension. The Company provided the landlord with a $750,000 security deposit in the form of a letter of credit for the High Bluff Premises. On April 14, 2020, the Company entered into the first amendment to the 2020 Lease for an additional 8,816 rentable square feet of the same office location (the Expansion Premises), which commenced on September 1, 2020 and will expire on September 30, 2025. The Company provided an additional $50,000 in a letter of credit for the Expansion Premises. As of December 31, 2022, restricted cash maintained as collateral for the Company’s security deposit was $0.8 million.

On March 20 2023, the Company received a notice of default from its landlord for failing to timely pay March 2023 rent, resulting in a breach under the agreement. As a result, the Company’s letter of credit in the amount of $0.8 million, in restricted cash, was recovered by the landlord. As of the date of the filing of this Quarterly Report we are unable to estimate the amount of damages the landlord may seek, if any, as a result of the breech. On March 31, 2023, the Company vacated the High Bluff Premises. Subsequent to March 31, 2023, the Company reached a settlement with the landlord to release the remaining future lease payment of $5.3 million.

2022 Sublease

On May 27, 2022, the Company entered into a sublease agreement with AMN Healthcare, Inc. (AMN), pursuant to which the Company agreed to sublease 16,637 rentable square feet of the High Bluff Premises to AMN for a term commencing on June 15, 2022 and ending coterminous with the 2020 Lease on September 30, 2025, in exchange for the sum of approximately $87,000 per month, subject to an annual 3.5% increase each year. Gross sublease income was $0.3 million for the three months ended March 31, 2023.

Supplemental Financial Statement Information

		Three Months Ended March 31,
Lease Cost (in thousands)	Classification	2023	2022
Operating lease expense	Research and development	$66	$86
Operating lease expense	Selling and marketing	159	231
Operating lease expense	General and administrative	231	259
Total		$456	$576

Lease Term and Discount Rate	March 31, 2023	December 31, 2022
Weighted Average Remaining Lease Term (in years)	2.35	2.68
Weighted Average Discount Rate	12%	12%

Maturity of Operating Lease Liabilities (in thousands)	March 31, 2023
Remainder of 2023 (9 months)	$1,774
Year ending December 31, 2024	2,312
Year ending December 31, 2025	1,511
Total lease payments	5,597
Less: imputed interest	(744)
Total	$4,853

	Three Months Ended March 31,
Other information (in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows in operating leases	$610	$634

Other Contractual Commitments

In November 2019, the Company entered into a supply and manufacturing agreement with a third party to manufacture Phexxi, with potential to manufacture other product candidates in accordance with all applicable current good manufacturing practice regulations, pursuant to which the Company has certain minimum purchase commitments based on the forecasted product sales. The amounts purchased under the supply and manufacturing agreement were none for both the three months ended March 31, 2023 and 2022.

Contingencies

From time to time the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business.

As of March 31, 2023, there were no other claims or actions pending against the Company which management believes has a probable, or reasonably possible, probability of an unfavorable outcome. However, the Company may receive trade payable demand letters from its vendors that could lead to potential litigation. As of March 31, 2023, approximately 65% of our trade payables were greater than 90 days past due.

In April 2023, the Company received a Paragraph IV certification notice letter (the “Padagis Notice Letter”) regarding an Abbreviated New Drug Application (“ANDA”) submitted to the FDA by Padagis Israel Pharmaceuticals Inc. (“Padagis”). The ANDA seeks approval from the FDA to commercially manufacture, use, or sell a generic version of Phexxi® under 21 U.S.C. § 355(j) prior to the expiration of United States Patent Nos. 10,568,855; 11,337,989; and 11,439,610 listed in the FDA’s Orange Book: Approved Drug Products with Therapeutic Equivalence Evaluations (collectively the “Phexxi Patents”). In the Padagis Notice Letter, Padagis claims that the Phexxi Patents are invalid under various grounds.

On June 1, 2023, the Company filed a complaint for patent infringement in Evofem Biosciences, Inc. et al. v. Padagis Israel Pharmaceuticals, et al., in the United States District Court for the District of New Jersey.  The case was assigned number 2:23-cv-03003.  The complaint alleges that Padagis’ proposed generic version of Phexxi infringes the Phexxi Patents. The relief sought by the Company is a declaration of infringement and an injunction of FDA approval of Padagis’ proposed generic version of Phexxi until expiration of the Phexxi Patents in 2033.  Until the earlier of final judgment or the passage of 30 months from the receipt of the Padagis Notice Letter, the FDA is prohibited from approving Padagis’ ANDA to market its proposed generic version of Phexxi. The Company subsequently filed a substantively identical action in the United States District Court for the District of Delaware, Evofem Biosciences, Inc. et al. v. Padagis Israel Pharmaceuticals, et al., which was assigned number 1:23-cv-00606-UNA. The Company is not aware of any answer or counterclaim filed by Padagis in either action against the Company at this time.

Intellectual Property Rights

In 2014, the Company entered into an amended and restated license agreement (the Rush License Agreement) with Rush University Medical Center (Rush University) pursuant to which Rush University granted the Company an exclusive, worldwide license of certain patents and know-how related to its multipurpose vaginal pH modulator technology. For the U.S. patent that we licensed from Rush University, three Orders Granting Interim Extension (OGIEs) were received from the USPTO, extending the expiration of this patent to September 2023. Pursuant to the Rush License Agreement, the Company is obligated to pay to Rush University an earned royalty based upon a percentage of net sales in the range of mid-single digits. In September 2020, the Company entered into the first amendment to the Rush License Agreement, pursuant to which the Company is also obligated to pay a minimum annual royalty amount of $100,000 to the extent the earned royalties do not equal or exceed $100,000 commencing January 1, 2021. Such royalty costs, included in cost of goods sold, were an immaterial amount and $0.3 million amount for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, approximately $0.6 million were included in accrued expenses in the condensed consolidated balance sheets.

8. Stockholders’ Deficit

Warrants

In April and June 2020, pursuant to the Baker Bros. Purchase Agreement, as discussed in Note 4 - Debt, the Company issued warrants to purchase up to 2,732 shares of common stock in a private placement at an exercise price of $4,575 per share. The Second Baker Amendment provides that the exercise price of the Baker Warrants will equal the conversion price of the Baker Notes. As of March 31, 2023, the exercise price of the Baker warrants was reset to $1.625 per share and then reset to $0.8125 per share subsequent to March 31, 2023 as discussed in Note 10– Subsequent Events.

In February and March 2023, pursuant to the 2023 Securities Purchase Agreement as discussed in Note 4- Debt, the Company issued warrants to purchase up to 1,152,122 shares of the Company’s common stock at an exercise price of $2.50 per share. Subsequent to March 31, 2023, these warrants had their strike price reset to $0.8125.

As of March 31, 2023, warrants to purchase up to 3,180,282 shares of the Company’s common stock remain outstanding at a weighted average exercise price of $35.70 per share. All warrants issued by the Company are subject to liability accounting due to potential settlement in cash, an insufficient number of authorized shares and other adjustment mechanics. However, warrants with an exercise price greater than $2.50 per share were considered to be significantly out of the money as of March 31, 2023 and therefore the value ascribed to those warrants was considered to be de minimus. In accordance with ASC 815 - Derivatives and Hedging, certain warrants previously classified as equity instruments were determined to be liability classified (the Reclassified Warrants) due to the Company having an insufficient number of authorized shares as of March 31, 2023. The Company will continue to re-evaluate the classification of its warrants at each balance sheet to determine the proper balance sheet classification for them. The fair value of the warrants is included in derivative liabilities in the condensed consolidated balance sheets. These warrants are summarized below:

Type of Warrants	Underlying Common Stock to be Purchased	Exercise Price	Issue Date	Exercise Period
Common Warrants	4	$6,918.75	June 11, 2014	June 11, 2014 to June 11, 2024
Common Warrants	452	$14,062.50	May 24, 2018	May 24, 2018 to May 24 2025
Common Warrants	—	$14,062.50	June 26, 2018	June 26, 2018 to June 26, 2025
Common Warrants	888	$11,962.50	April 11, 2019	October 11, 2019 to April 11, 2026
Common Warrants	1,480	$11,962.50	June 10, 2019	December 10, 2019 to June 10, 2026
Common Warrants	1,639	$1.625	April 24, 2020	April 24, 2020 to April 24, 2025
Common Warrants	1,092	$1.625	June 9, 2020	June 9, 2020 to June 9, 2025
Common Warrants	30,582	$1,875.00	May 20, 2021	May 20, 2021 to May 22, 2023
Common Warrants	8,003	$735.00	January 13, 2022	March 1, 2022 to March 1, 2027
Common Warrants	8,303	$897.56	March 1, 2022	March 1, 2022 to March 1, 2027
Common Warrants	6,666	$309.56	May 4, 2022	May 4, 2022 to May 4, 2027
Common Warrants	1,016,935	$1.625	May 24, 2022	May 24, 2022 to May 24, 2027
Common Warrants	582,886	$1.625	June 28, 2022	May 24, 2022 to June 28, 2027
Common Warrants	369,230	$1.625	December 21, 2022	December 21, 2022 to December 21, 2027
Common Warrants	653,538	$2.50	February 17, 2023	February 17, 2023 to February 17, 2028
Common Warrants	240,000	$2.50	March 13, 2023	March 13, 2023 to March 13, 2028
Common Warrants	258,584	$2.50	March 20, 2023	March 20, 2023 to March 20, 2028
Total	3,180,282

Convertible Preferred Stock

In October 2021, the Company issued 5,000 shares of Series B-1 Convertible Preferred Stock, par value $0.0001 per share, at a price of $1,000.00 per share, and 5,000 shares of Series B-2 Convertible Preferred Stock, par value $0.0001 per share, at a price of $1,000.00 per share to Keystone Capital Partners (Keystone Capital) through a registered direct offering.

The Series B-1 and B-2 Convertible Preferred Stock were convertible into shares of common stock at any time at a conversion price per share of the greater of Fixed Conversion Price or Variable Conversion Price as defined. All 5,000 shares of B-1 Convertible Preferred Stock were converted in 2021. Pursuant to the terms of the Series B-2 Convertible Preferred Stock, the Fixed Conversion Price was adjusted during the first quarter of 2022 for certain dilutive issuances. The adjustment period ended on April 25, 2022 and the Fixed Conversion Price was fixed at $332.50 from the sale of common stock pursuant to the Seven Knots Purchase Agreement. During March and April 2022, Keystone Capital converted their 1,200 shares of B-2 Convertible Preferred Stock at a conversion price of $587.50 per share into 2,347 shares of the Company’s common stock.

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

On May 4, 2022, pursuant to the May 2022 Exchange, the remaining 2,100 shares of Series B-2 Convertible Preferred Stock and 1,700 shares of Series C Convertible Preferred Stock were exchanged for Senior Subordinated Notes with an aggregate principal amount of $4.8 million and warrants to purchase up to 6,666 shares of common stock.

Effective December 15, 2021, the Company amended and restated its certificate of incorporation, under which the Company is currently authorized to issue up to 5,000,000 shares of preferred stock, par value $0.0001 per share.

Nonconvertible Preferred Stock

On December 16, 2022, the Company filed a Certificate of Designation of Series D Non-Convertible Preferred Stock, par value $0.0001 per share (the Series D Preferred Shares). An aggregate of 70 shares was authorized, they were not convertible into shares of common stock, had limited voting rights equal to 1% of the total voting power of the then-outstanding shares of common stock entitled to vote per shares, were not entitled to dividends, and are required to be redeemed by the Company, once its shareholders have approved a reverse split, as described in the Certificate of Designation. All 70 shares of the Series D Preferred were subsequently issued in connection with the December 2022 Securities Purchase Agreement as discussed in Note 5- Debt. As of the date of this Quarterly Report, all Series D Preferred are still outstanding. Since the Series D Preferred Shares can only be settled in cash, they are recorded as a liability within accrued expenses in the condensed consolidated balance sheets. The amount related to the liability is de minimus.

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

Public Offerings

In May 2022, the Company completed an underwritten public offering (the May 2022 Public Offering), whereby the Company issued 181,320 shares of common stock and common warrants (the May Common Stock Warrants) to purchase 362,640 shares of common stock at a price to the public of $93.75. The common warrants have an exercise price of $93.75 per share, a five-year term, and were exercisable beginning on May 24, 2022. In the May 2022 Public Offering the Company also issued pre-funded warrants to purchase 102,680 shares of common stock and common warrants to purchase 205,360 shares of common stock at a price to the public of $93.63. The pre-funded warrants had an exercise price of $0.125 per share, were exercisable beginning on May 24, 2022 were fully exercised after completion of this offering. The Company received proceeds from the May 2022 Public Offering of $18.1 million, net of $5.9 million debt repayment, underwriting discounts and offering expenses. As discussed above in ~~Warrants~~, the May Common Stock Warrants were impacted by dilution adjustments and the strike price was reset to $1.625 during the first quarter of 2023, with a further strike price reset to $0.8125 subsequent to March 31, 2023.

Common Stock Purchase Agreement

On February 15, 2022, the Company entered into a common stock purchase agreement (the Stock Purchase Agreement) with Seven Knots, LLC (Seven Knots), pursuant to which Seven Knots agreed to purchase from the Company up to $50.0 million in shares of the Company’s common stock. Sales made to Seven Knots were at the Company’s sole discretion, and the Company controlled the timing and amount of any and all sales. The price per share was based on the market price of the Company’s common stock at the time of sale as computed under the Stock Purchase Agreement. As consideration for Seven Knots’ commitment to purchase shares of common stock, the Company issued 1,025 shares of common stock to Seven Knots as commitment fee shares, and as of March 31, 2022, issued 8,648 shares of its common stock at a weighted average purchase price of $675.00 per share. Effective May 18, 2022, the Company and Seven Knots elected to terminate the Stock Purchase Agreement without any penalty or additional cost to the Company.

Sales of common stock to Seven Knots are subject to customary 4.99% and 19.99% beneficial ownership limitations. The Stock Purchase Agreement had a termination date of the earliest of March 1, 2024, or when Seven Knots has purchased from the Company $50.0 million in shares of the Company’s common stock, or as otherwise determined by the Stock Purchase Agreement at the Company’s option.

Purchase Rights

On September 15, 2022, the Company entered into certain exchange agreements with the Adjuvant Purchasers and the May 2022 Notes Purchasers to exchange, upon request, the Purchase Rights for an aggregate of 942,080 shares of the Company’s common stock. The number of right shares for each Purchase Right is initially fixed at issuance, but is subject to certain customary adjustments, and, until the second anniversary of issuance, adjustments for certain dilutive Company equity issuances and expire on June 28, 2027. Refer to Note 6- Fair Value of Financial Instruments for the accounting treatment of the Purchase Rights. In connection with the February and March 2023 Notes issuance during the first quarter of 2023, the Company increased the number of outstanding Purchase Rights by 10,467,332 due to the reset of its exercise price. During the three months ended March 31, 2023, the Company issued 718,704 shares of common stock upon the exercises of certain Purchase Rights. As of March 31, 2023, Purchase Rights of 14,238,827 shares of the Company’s common stock remained outstanding. Subsequent to March 31, 2023, the Purchase Rights had an additional dilution adjustment.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows in common equivalent shares as of March 31, 2023:

Common stock issuable upon the exercise of stock options outstanding	4,843
Common stock issuable upon the exercise of common stock warrants	3,180,282
Common stock available for future issuance under the 2019 ESPP	509
Common stock available for future issuance under the Amended and Restated 2014 Plan	4,769
Common stock available for future issuance under the Amended Inducement Plan	575
Common stock reserved for the exercise of purchase rights	14,238,827
Common stock reserved for the conversion of convertible notes	76,407,245
Total common stock reserved for future issuance	93,837,050

9. Stock-based Compensation

Equity Incentive Plans

The following table summarizes stock-based compensation expense related to stock options, restricted stock awards (RSAs) granted to employees, non-employee directors and consultants, and the 2019 Employee Stock Purchase Plan (the 2019 ESPP) included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$40	$175
Selling and marketing	57	163
General and administrative	320	729
Total	$417	$1,067

Stock Options

There were zero and 1,741 shares of stock options granted during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, unrecognized stock-based compensation expense for employee stock options was approximately $2.3 million, which the Company expects to recognize over a weighted-average remaining period of 1.9 years, assuming all unvested options become fully vested.

Restricted Stock Awards

There were zero and 1,258 shares of performance-based RSAs granted during the three months ended March 31, 2023 and 2022, respectively, to the Company’s executive management team. The vesting conditions for the performance-based RSAs are connected to the Company’s achievement of certain performance milestones during the current fiscal year.

For the performance-based RSAs, (i) the fair value of the award is determined on the grant date; (ii) the Company assesses the probability of achieving each individual milestone associated with the award using reasonable assumptions based on the Company’s operation performance towards each milestone; (iii) the fair value of the shares subject to the milestone is expensed over the implicit service period commencing once management believes the performance criteria is probable of being met; and (iv) the Company reassesses the probability of achieving each individual milestone at each reporting date, and any change in estimate is accounted for through a cumulative adjustment in the period when the change in estimate occurs. The non-performance based RSAs are valued at the fair value on the grant date and the associated expenses will be recognized over the vesting period.

Employee Stock Purchase Plan

The purchase price under the 2019 ESPP is 85% of the lesser of the fair market value of the common stock on the first or the last business day of an offering period. The maximum number of shares of common stock that may be purchased by any participant during an offering period is equal to $25,000 divided by the fair market value of the common stock on the first business day of an offering period. In October 2022, the Board terminated the offering period ending December 15, 2022, refunded all employee contributions, and suspended future offering periods.

During the three months ended March 31, 2023 and 2022, there were no shares of common stock purchased under the 2019 ESPP.

The fair market value of shares to be issued to employees under the 2019 ESPP is estimated using a Black-Scholes option-pricing model at the grant date, which requires the use of subjective and complex assumptions, including (i) the expected stock price volatility, (ii) the calculation of the expected term of the award, (iii) the risk-free interest rate and (iv) the expected dividend yield. No grant date fair value calculation was performed during the three months ended March 31, 2023 and 2022.

10. Subsequent Events

Subsequent events were evaluated through the filing date of this Quarterly Report, June 16, 2023.

Additional Financings

In April 2023, the Company entered into a securities purchase agreement with certain investors providing for the sale and issuance of senior subordinate convertible notes (the April 2023 SPA). The April 2023 SPA included (i) convertible promissory notes with aggregate original principal amounts of approximately $0.8 million (the April 2023 Notes), and (ii) warrants to purchase 615,384 shares of common stock (the April 2023 Warrants and collectively, the April 2023 Offering). The April 2023 Offering closed on April 5, 2023 (the April 2023 Closing), with net proceeds to the Company, after deducting offering expenses, of approximately $0.5 million. The April 2023 SPA also included a Registration Rights Agreement that requires the Company to register the common stock underlying the April 2023 Notes and April 2023 Warrants within the timeframes specified therein.

Upon the April 2023 Closing, the conversion and strike prices, as applicable, of the Baker Notes, Baker Warrants, the May 2022 Common Warrants, the June 2022 Baker Warrants, the Adjuvant Notes, the December 2022 Notes and Warrants, and the Notes and Warrants in the February and March 2023 Closing reset to $0.8125 per share, accordingly. Additionally, the Company’s outstanding Purchase Rights increased by approximately 15,218,227 since March 31, 2023.

Sales of Long-term Assets

In late April 2023, the Company sold office furniture with net book value of $0.4 million for an immaterial amount, which resulted in a loss of $0.3 million recorded in the second quarter of 2023.

Settlement of Trade Payables

Subsequent to March 31, 2023, the Company settled a portion of its trade payables with numerous vendors, which resulted in $1.2 million reduction in trade payable being recorded as contra expense in the second quarter of 2023.

Receipt of Paragraph IV Certification Notice Letter

In April 2023, the Company received a Paragraph IV certification notice letter (the “Padagis Notice Letter”) regarding an Abbreviated New Drug Application (“ANDA”) submitted to the FDA by Padagis Israel Pharmaceuticals Inc. (“Padagis”). The ANDA seeks approval from the FDA to commercially manufacture, use, or sell a generic version of Phexxi® under 21 U.S.C. § 355(j) prior to the expiration of United States Patent Nos. 10,568,855; 11,337,989; and 11,439,610 listed in the FDA’s Orange Book: Approved Drug Products with Therapeutic Equivalence Evaluations (collectively the “Phexxi Patents”). In the Padagis Notice Letter, Padagis claims that the Phexxi Patents are invalid under various grounds.

On June 1, 2023, the Company filed a complaint for patent infringement in Evofem Biosciences, Inc. et al. v. Padagis Israel Pharmaceuticals, et al., in the United States District Court for the District of New Jersey.  The case was assigned number 2:23-cv-03003.  The complaint alleges that Padagis’ proposed generic version of Phexxi infringes the Phexxi Patents. The relief sought by the Company is a declaration of infringement and an injunction of FDA approval of Padagis’ proposed generic version of Phexxi until expiration of the Phexxi Patents in 2033.  Until the earlier of final judgment or the passage of 30 months from the receipt of the Padagis Notice Letter, the FDA is prohibited from approving Padagis’ ANDA to market its proposed generic version of Phexxi. The Company subsequently filed a substantively identical action in the United States District Court for the District of Delaware, Evofem Biosciences, Inc. et al. v. Padagis Israel Pharmaceuticals, et al., which was assigned number 1:23-cv-00606-UNA. The Company is not aware of any answer or counterclaim filed by Padagis in either action against the Company at this time.

Warrants and Purchase Rights Exercises

Subsequent to March 31, 2023, the Company received proceeds of approximately $0.1 million from the exercise of 122,741 common warrants. There are also noncash exercise of 458,600 Purchase Rights for an equivalent number of shares of common stock.

Reverse Stock Split

On March 15, 2023, the Company held a Special Meeting of its Stockholders in which the stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to effectuate a one-time reverse stock split of the outstanding shares of the Company’s common stock, par value $0.0001 per share, at a ratio of not less than 1-for-20 and not more than 1-for-125 (the Reverse Stock Split) at any time on or prior to March 15, 2024, with the exact ratio to be set at a whole number within such range by the Company’s board of directors.

The Reverse Stock Split became effective on May 18, 2023 upon the opening of trading on the OTCQB (the Effective Time). Trading of the Company’s common stock on the OTCQB resumed, on a post-split adjusted basis, on May 18, 2023, under the trading symbol “EVFMD.” At the Effective Time, every 125 shares of the Company’s issued and outstanding common stock were automatically converted into one share of common stock, without any change to the par value per share. In addition, proportionate adjustments were made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options and warrants to purchase shares of common stock, the number of shares issuable upon the vesting of all RSAs, and the number of shares of common stock reserved for issuance pursuant to the Company’s equity incentive compensation plans, convertible notes and convertible preferred stock. Any stockholder who would otherwise be entitled to a fractional share of the Company’s common stock created as a result of the Reverse Stock Split is entitled to receive a cash payment equal to the product of such resulting fractional interest in one share of the Company’s common stock multiplied by the closing trading price of the Company’s common stock on the trading day immediately preceding the Effective Time. These interim condensed consolidated financial statements are retrospectively adjusted for this Reverse Stock Split.

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

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. Some of the information contained in this discussion and analysis is set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

Recent Developments

On March 20, 2023 the Board of Directors of the Company approved a reduction in force (2023 RIF) intended to further conserve the Company’s current cash resources and manage operating expenses.

The Company incurred aggregate pre-tax charges of approximately $0.1 million in connection with the 2023 RIF, primarily consisting of notice period and severance payments, employee benefits and related costs. The Company effected the 2023 RIF by the end of April 2023. These one-time charges were incurred primarily in the first quarter of 2023. As of March 31, 2023, any one-time charges not paid were considered to be de minimus.

In April 2023, the Company entered into a securities purchase agreement with certain investors providing for the sale and issuance of senior subordinate convertible notes (the April 2023 SPA). The April 2023 SPA included (i) convertible promissory notes with aggregate original principal amounts of approximately $0.8 million (the April 2023 Notes), and (ii) warrants to purchase 615,384 shares of common stock (the April 2023 Warrants and collectively, the April 2023 Offering). The April 2023 Offering closed on April 5, 2023 (the April 2023 Closing), with net proceeds to the Company, after deducting offering expenses, of approximately $0.5 million. The April 2023 SPA also included a Registration Rights Agreement that requires the Company to register the common stock underlying the April 2023 Notes and April 2023 Warrants within the timeframes specified therein.

Upon the April 2023 Closing, the conversion and strike prices, as applicable, of the Baker Notes, Baker Warrants, the May 2022 Common Warrants, the June 2022 Baker Warrants, the Adjuvant Notes, the December 2022 Notes and Warrants, and the Notes and Warrants in the February and March 2023 Closing reset to $0.8125 per share, accordingly. Additionally, the Company’s outstanding Purchase Rights increased by approximately 15,218,227 shares since March 31, 2023.

On April 24, 2023, Gillian Greer, PhD., resigned as member of the Company’s board of directors. Dr. Greer’s resignation was not the result of any dispute or disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Ivy Zhang was appointed Chief Financial Officer and Secretary of Evofem, effective April 13, 2023. Ms. Zhang’s employment is “at-will”, meaning that either she or the Company are entitled to terminate her employment at any time and for any reason, with or without cause. As consideration for her employment, Ms. Zhang is entitled to receive an annualized base salary of $410,000.00 (subject to review and adjustment in accordance with the Company’s normal performance review practices); will also be eligible to receive, at the sole discretion of the Company’s Board, an annual end-of-year incentive bonus in an amount up to 40% of her base salary; and is eligible to receive other employment benefits on the same terms as other employees of the Company.

In April 2023, the Company received a Paragraph IV certification notice letter (the “Padagis Notice Letter”) regarding an Abbreviated New Drug Application (“ANDA”) submitted to the FDA by Padagis Israel Pharmaceuticals Inc. (“Padagis”). The ANDA seeks approval from the FDA to commercially manufacture, use, or sell a generic version of Phexxi® under 21 U.S.C. § 355(j) prior to the expiration of United States Patent Nos. 10,568,855; 11,337,989; and 11,439,610 listed in the FDA’s Orange Book: Approved Drug Products with Therapeutic Equivalence Evaluations (collectively the “Phexxi ® Patents”). In the Padagis Notice Letter, Padagis claims that the Phexxi ® Patents are invalid under various grounds.

On June 1, 2023, the Company filed a complaint for patent infringement in Evofem Biosciences, Inc. et al. v. Padagis Israel Pharmaceuticals, et al., in the United States District Court for the District of New Jersey.  The case was assigned number 2:23-cv-03003.  The complaint alleges that Padagis’ proposed generic version of Phexxi ® infringes the Phexxi ® Patents. The relief sought by the Company is a declaration of infringement and an injunction of FDA approval of Padagis’ proposed generic version of Phexxi ® until expiration of the Phexxi ® Patents in 2033.  Until the earlier of final judgment or the passage of 30 months from the receipt of the Padagis Notice Letter, the FDA is prohibited from approving Padagis’ ANDA to market its proposed generic version of PHEXXI®. The Company also subsequently filed a substantively identical action in the United States District Court for the District of Delaware, Evofem Biosciences, Inc. et al. v. Padagis Israel Pharmaceuticals, et al., which was assigned number 1:23-cv-00606-UNA. The Company is not aware of any answer or counterclaim filed by Padagis in either action against the Company at this time.

The Reverse Stock Split became effective on May 18, 2023 upon the opening of trading on the OTCQB (the Effective Time). Trading of the Company’s common stock on the OTCQB continued, on a post-split adjusted basis, on May 18, 2023, under the ticker symbol “EVFMD.” At the Effective Time, every 125 shares of the Company’s issued and outstanding common stock were automatically converted into one share of common stock, without any change to the par value per share. In addition, proportionate adjustments were made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options and warrants to purchase shares of common stock, the number of shares issuable upon the vesting of all RSAs, and the number of shares of common stock reserved for issuance pursuant to the Company’s equity incentive compensation plans, convertible notes and convertible preferred stock. Any stockholder who would otherwise be entitled to a fractional share of the Company’s common stock created as a result of the Reverse Stock Split is entitled to receive a cash payment equal to the product of such resulting fractional interest in one share of the Company’s common stock multiplied by the closing trading price of the Company’s common stock on the trading day immediately preceding the Effective Time. These interim condensed consolidated financial statements are retrospectively adjusted for this Reverse Stock Split. Following the specified 20-day period, the Company’s ticker symbol changed back to “EVFM” on or around June 16, 2023.

Phexxi as a Contraceptive; Commercial Strategies

Our sales force promotes Phexxi directly to obstetrician/gynecologists and their affiliated health professionals, who collectively write the majority of prescriptions for contraceptive products. As of March 31, 2023, our sales force comprises approximately 16 regional sales representatives, three business managers and a VP of sales, supported by a self-guided virtual health care provider (HCP) learning platform. Additionally, we offer women direct access to Phexxi via our telehealth platform. Using the platform, women can directly meet with an HCP to determine their eligibility for a Phexxi prescription and, if eligible, have the prescription written by the HCP, filled, and mailed directly to them by a third party pharmacy.

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

On September 9, 2021, we launched a national brand ambassador campaign called “House Rules” designed to broaden awareness and drive uptake of Phexxi. The House Rules campaign significantly raised our target audience awareness of Phexxi, while also driving women to their HCP to request a trial. More importantly, it also helped increase new HCPs recommending and prescribing Phexxi.

We continue working to increase the number of lives covered and to gain a preferred formulary position for Phexxi. We gained coverage for 32.5 million lives in 2022 and have added 22.1 million lives since December 31, 2022. We currently have 65% coverage within our Commercial and Medicaid books of business, including 19.3 million lives covered at no out-of-pocket cost as of May 9, 2023 and approximately 13.7 million lives covered under our December 2020 contract award from the U.S. Department of Veterans Affairs. As of March 2023, the Phexxi approved claims rate increased to 81%.

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

As a result, to comply with these Guidelines, payers are increasingly covering Phexxi by:

–	Adding Phexxi to formulary (commercial insurers) or preferred drug list (Medicaid)

–	Removing the requirement for a Prior Authorization letter from the HCP (commercial insurers)

–	Moving Phexxi to $0 copay (commercial insurers)

In 2022 Evofem developed and introduced a new educational chart for patients and HCPs that details high-level information about birth control methods currently available to women in the U.S., including the vaginal pH modulator. This new educational tool has been extremely well received and has had a positive impact with HCPs and patients alike.

Ex-United States Markets

In markets outside of the United States, we intend to establish regional and/or global partnerships by either sublicensing the commercialization rights or entering into distribution agreements with one or more third parties for the commercialization of Phexxi in that market. We are currently in discussion with potential partners for various geographies. We cannot forecast when or if these arrangements will be secured, the structure or potential amount of revenues from these arrangements, whether upfront, milestone-related or related to future Phexxi sales (assuming approval of Phexxi for commercial sale outside of the United States), or to what degree these arrangements would affect our development plans, future revenues and overall capital requirements.

In October 2021, we submitted the registration for our hormone-free contraceptive vaginal gel to the Mexican Regulatory Agency COFEPRIS (Comisión Federal para la Protección contra Riesgos Sanitarios) (COFEPRIS). We have also submitted marketing applications for Phexxi under the trademark Femidence™ in Nigeria, Ethiopia, and Ghana. These were the first of several strategic regulatory submissions planned under Evofem’s 2020 Global Health Agreement with Adjuvant Capital.

In October 2022, Phexxi was approved in Nigeria, where the product will be potentially marketed under the brand name Femidence™. This is the first regulatory approval for the contraceptive vaginal gel outside the U.S.

Research and Development

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

The FDA has granted Fast Track designation and Qualified Infectious Disease Product (QIDP) designation to EVO100 for the prevention of both chlamydia and gonorrhea in women.

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

Phase 2- Ready: EVO200 Vaginal Gel for Recurrent Bacterial Vaginosis

Our investigational candidate for the reduction of recurrent bacterial vaginosis (BV), EVO200 vaginal gel, uses the same proprietary vaginal pH modulator platform as Phexxi. In a Phase 1 dose-finding trial for this indication, the highest dose formulation of the study drug demonstrated reduced vaginal pH for up to seven days following a single administration. The FDA has designed EVO200 as a Qualified Infectious Disease Product (QIDP) for this indication. Due to financial constraints, all further development of EVO200 is on hold.

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

Thin Film Project

In February 2020, we contracted with the University of South Australia to explore the development of a vaginally applied thin film as a second-generation vaginal pH modulator product. The lead thin film candidates have been selected, and stability data has been generated with positive results. The project is currently on hold due to financial constraints.

Financial Operations Overview

Net Product Sales

Our revenue recognition is based on unit shipments from our third-party logistics warehouse to our customers, which consist of wholesale distributors, retail pharmacies, and a mail-order specialty pharmacy. We have recognized net product sales in the United States since the commercial launch of Phexxi in September 2020.

Operating Expenses

Cost of Goods Sold

Inventory costs include all purchased materials, direct labor and manufacturing overhead.

We are obligated to pay quarterly royalty payments, pursuant to our license agreement with Rush University, in amounts equal to a single-digit percentage of the gross amounts we receive on a quarterly basis less certain deductions incurred in the quarter based on a sliding scale. We are also obligated to pay a minimum annual royalty amount of $100,000 to the extent these earned royalties do not equal or exceed $100,000 in any given year. A minimum annual royalty amount of $100,000 was first required for the annual period commencing on January 1, 2021. These royalty costs were immaterial and $0.3 million for the three months ended March 31, 2023 and 2022, respectively, and were included in the costs of goods sold in the condensed consolidated financial statements.

Research and Development Expenses

Research and development expenses decreased significantly in the three months ended March 31, 2023 compared to the prior year quarter primarily due to the completion of EVOGUARD clinical trial in the fourth quarter of 2022. As previously noted, we have discontinued this program and placed additional programs on hold, and therefore expect a significant reduction in clinical trial expense in 2023 versus 2022 levels.

Our research and development expenses primarily consist of costs associated with the continuous improvements related to Phexxi commercialization efforts. These expenses include:

●	continuous improvements of manufacturing and analytical efficiency;
●	on-going product characterization and process optimization;
●	evaluation of back-up contract manufacturing organizations to support future commercial forecast and reduce cost of goods sold;
●	alternative raw material evaluation to secure an uninterrupted supply chain and reduce cost of goods sold;
●	employee-related expenses, including salaries, benefits, travel and noncash stock-based compensation expense; and
●	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment, and research and other supplies.

In prior years, research and development expenses also included costs associated with the now-complete EVOGUARD trial, including:

●	costs related to compliance with drug development regulatory requirements;
●	external development expenses incurred under arrangements with third parties, such as fees paid to clinical research organizations (CROs) relating to our clinical trials;
●	costs of acquiring and evaluating clinical trial data such as investigator grants, patient screening fees, laboratory work and statistical compilation and analysis, and fees paid to consultants; and,
●	costs to acquire, develop and manufacture clinical trial materials, including fees paid to contract manufacturers.

We expense internal and third-party research and development expenses as incurred. The following table summarizes research and development expenses by product candidate (in thousands):

	Three Months Ended March 31,
	2023	2022
Allocated third-party development expenses:
Phexxi for prevention of chlamydia/gonorrhea- Phase 3 (EVOGUARD)	$93	$8,287
Total allocated third-party development expenses	93	8,287

Unallocated internal research and development expenses:
Noncash stock-based compensation expenses	40	175
Payroll and related expenses	313	1,366
Outside services costs	30	245
Other	64	318
Total unallocated internal research and development expenses	447	2,104
Total research and development expenses	$540	10,391

Selling and Marketing Expenses

In connection with our overall cost reduction strategy, our selling and marketing expenses decreased significantly in the three months ended March 31, 2023 compared to the prior year quarter due to reductions in media and marketing activities related to ongoing Phexxi promotional strategies, including direct to consumer (DTC) and HCP advertising, and the Phexxi telehealth platform.

Our selling and marketing expenses consist primarily of Phexxi commercialization costs, the Phexxi telehealth platform, our sample program, training, salaries, benefits, travel, noncash stock-based compensation expense, and other related costs for our employees and consultants.

General and Administrative Expenses

Our general and administrative expenses decreased significantly in the three months ended March 31, 2023 compared to the prior year quarter primarily due to decreased general legal expenses and recruiting and financing related fees.

Our general and administrative expenses consist primarily of salaries, benefits, travel, business development expenses, investor relations expenses, noncash stock-based compensation, and other related costs for our employees and consultants performing executive, administrative, finance, legal and human resource functions. Other general and administrative expenses include facility-related costs not otherwise included in research and development or selling and marketing, and professional fees for accounting, auditing, tax and legal fees, and other costs associated with obtaining and maintaining our patent portfolio.

Other Income (Expense)

Other income (expense) consists primarily of interest expense and the change in fair value of financial instruments issued in various capital raise transactions. The change in fair value of financial instruments was recognized as a result of mark-to-market adjustments for those financial instruments.

Results of Operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022 (in thousands):

Net Product Sales

	Three Months Ended March 31,		2023 vs. 2022
	2023	2022	$ Change	% Change
Product sales, net	$5,809	$4,251	$1,558	37%

The increase in product sales, net, was primarily due to the continued growth in Phexxi ex-factory unit sales from the impact of Phexxi promotional strategies.

Cost of Goods Sold

	Three Months Ended March 31,		2023 vs. 2022
	2023	2022	$ Change	% Change
Cost of goods sold	$1,376	$1,066	$310	29%

The increase in cost of goods sold was primarily due to the increase in sales in the current period versus the same period in the prior year.

Research and Development Expenses

	Three Months Ended March 31,		2023 vs. 2022
	2023	2022	$ Change	% Change
Research and development	$540	$10,391	$(9,851)	(95)%

The decrease in research and development expenses was primarily due to an $8.0 million decrease in clinical trial costs associated with EVOGUARD, which was completed in the fourth quarter of 2022, and a $1.2 million decrease in personnel costs due to reduced headcount and lower noncash stock-based compensation.

Selling and Marketing Expenses

	Three Months Ended March 31,		2023 vs. 2022
	2023	2022	$ Change	% Change
Selling and marketing	$3,854	$12,705	$(8,851)	(70)%

The decrease in selling and marketing expenses was primarily due to a $5.8 million decrease in marketing and DTC promotion costs, including media agency fees, a $2.0 million decrease in a personnel costs due to reduced headcount and lower noncash stock-based compensation, a $0.4 million decrease in costs for outside services associated with medical affairs and marketing activities, and a $0.4 million decrease in facilities costs.

General and Administrative Expenses

	Three Months Ended March 31,		2023 vs. 2022
	2023	2022	$ Change	% Change
General and administrative	$3,618	$9,018	$(5,400)	(60)%

The decrease in general and administrative expenses was primarily due to a $2.6 million decrease in a personnel costs due to reduced headcount and lower noncash stock-based compensation, a $2.0 million decrease in professional services fees related to legal and finance, and a $0.5 million decrease in costs for outside services.

Total other income (expense), net

	Three Months Ended March 31,		2023 vs. 2022
	2023	2022	$ Change	% Change
Total other income (expense), net	$1,228	$(2,956)	$4,184	(142)%

Total other income (expense), net, for the three months ended March 31, 2023 primarily included a $1.6 million gain from the change in fair value of financial instruments, $0.2 million gain from the disposal of our fleet cars, offset by $0.6 million interest expense related to the Adjuvant Note.

Total other income (expense), net, for the three months ended March 31, 2022, primarily included a $1.6 million recorded loss from the change in fair value of the Baker Notes, January and March 2022 notes, and derivative liabilities, as described in Note 4- Debt, as a result of mark-to-market adjustments during the quarter, a $0.9 million loss on issuance of the January and March 2022 notes and warrants, and $0.5 million in interest expense related to convertible notes.

Liquidity and Capital Resources

Overview

As of March 31, 2023, we had a working capital deficit of $63.3 million and an accumulated deficit of $941.0 million. We have financed our operations to date primarily through the issuance of preferred stock, common stock, warrants and convertible and term notes; cash received from private placement transactions; and, to a lesser extent, product sales. As of March 31, 2023, we had approximately $0.6 million in cash and cash equivalents, and $0.9 million in restricted cash available for use from the Adjuvant Notes (as defined in Note 4- Debt). Majority of our cash and cash equivalents include amounts held in checking accounts.

We have incurred losses and negative cash flows from operating activities since inception. During the three months ended March 31, 2023, we received gross proceeds of approximately $1.6 million, in aggregate, from the sale and issuance of senior subordinated convertible notes and warrants in three closings.

We aim to reach operational earnings before interest, taxes, depreciation, amortization (EBITDA) break even on a normalized basis by year-end 2023 and anticipate that we will continue to restructure our trade payables with extended terms and to attempt to cure existing defaults. We have implemented measures, including headcount reductions in November 2022 and March 2023, to right-size our cost structure with projected revenues. For 2023, we expect research and development expenses to decrease significantly primarily due to the completion of EVOGUARD and discontinuation of this clinical program in October 2022; selling and marketing expenses to decrease significantly due to reductions in media and marketing activities related to ongoing Phexxi promotional strategies; and general and administrative expenses to decrease slightly due to reductions in headcount partially offset by increased professional and consulting expenses.

Despite the letter of default, our senior lenders have not yet taken additional actions in accordance with their contractual rights. If we can cure existing defaults, we currently expect our liquidity resources as of March 31, 2023, together with the net proceeds from the 2023 Offerings, defined below, cost reductions, restructuring of outstanding account payable and liquidity tactics to be sufficient to fund our planned operations into the third quarter of 2023. As of March 31, 2023, our significant commitments include the Baker Notes, as described in Note 4- Debt, our office lease, fleet leases, and our supply and manufacturing agreement with our Phexxi manufacturer, as described in Note 7- Commitments and Contingencies. The purpose of these commitments is to further the commercialization of Phexxi. We expect to fund these commitments through debt and equity issuances and product sales.

Our management is currently evaluating different strategies to obtain the required funding for our operations. These strategies may include, but are not limited to: public and private placements of equity and/or debt, licensing and/or collaboration arrangements and strategic alternatives with third parties, corporate restructuring, or other potential funding from third parties. Our ability to secure funding is subject to numerous risks and uncertainties, including the impact of geopolitical turmoil related to the ongoing hostilities in Ukraine and economic uncertainty related to rising inflation and disruptions in the global supply chain. As a result, there can be no assurance that these funding efforts will be successful. Our ability to raise additional funds, and the terms on which those funds may be raised, will be dependent, in part, on how successful the commercialization of Phexxi is, the success of our cost reduction and gross-to-net improvement efforts, the accuracy of our estimates regarding cash needed to fund our operations, our ability to comply with the terms of our debt arrangements, and whether we are able to gain revenue traction prior to raising additional funds.

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

The opinion of our independent registered public accounting firm on our audited financial statements as of and for the years ended December 31, 2022 and 2021 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. Our unaudited condensed consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 included in this Quarterly Report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue our operations.

2023 Debt Financings

As described in Note 4- Debt, we received gross proceeds of approximately $1.6 million, before issuance costs, from the sale of notes and warrants in three registered direct offerings in the first quarter of 2023.

2022 Debt and Equity Financings

As described in Note 4- Debt, we received gross proceeds of approximately $10.0 million, before issuance costs, from the sale of notes and warrants in two registered direct offerings in the first quarter of 2022.

As described in Note 8- Stockholders’ Deficit, we received proceeds of approximately $5.7 million, net of fees, from the sale and issuance of common stock pursuant to the Stock Purchase Agreement in the first quarter of 2022.

Summary Statement of Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Three Months Ended March 31,		2023 vs. 2022
	2023	2022	$ Change	% Change
Net cash, cash equivalents and restricted cash used in operating activities	$(4,940)	$(20,919)	$15,979	(76)%
Net cash, cash equivalents and restricted cash used in investing activities	(3)	(66)	63	(95)%
Net cash, cash equivalents and restricted cash provided by financing activities	1,701	15,129	(13,428)	(89)%
Net decrease in cash, cash equivalents and restricted cash	$(3,242)	$(5,856)	$2,614	(45)%

Cash Flows from Operating Activities. During the three months ended March 31, 2023 and 2022, the primary use of cash, cash equivalents and restricted cash was to fund the commercialization of Phexxi and to support general and administrative operations and, in 2022, to fund the Phase 3 clinical trial to evaluate EVO100 for the prevention of chlamydia and gonorrhea.

Cash Flows from Financing Activities. During the three months ended March 31, 2023, the primary source of cash, cash equivalents and restricted cash was the sale of senior subordinate convertible notes and warrants for proceeds of approximately $1.6 million, in aggregate, before the debt issuance costs. During the three months ended March 31, 2022, the primary source of cash, cash equivalents and restricted cash was the sale of 8,647 shares of common stock for net proceeds of approximately $5.7 million (including $5.4 million in cash and cash equivalents and $0.3 million in other receivables) and gross proceeds of $10.0 million from the sale of term notes and warrants.

Operating and Capital Expenditure Requirements

Our specific future operating and capital expense requirements are difficult to forecast. However, we can anticipate the general types of expenses and areas in which they might occur in 2023 as follows: we expect all our operating expenses to decrease significantly due to the reasons stated under “Operating Expenses” above.

Contractual Obligations and Commitments

Operating Leases

Operating lease right-of-use assets and lease liabilities were $3.9 and $4.9 million on March 31, 2023, respectively, and were $4.4 and $5.4 million on December 31, 2022, respectively. See Note 7- Commitments and Contingencies for more detailed discussions on leases and financial statements information under ASC 842, Leases. Fleet Lease.

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

Intellectual Property Rights

As described in Note 7- Commitments and Contingencies, royalty costs owed to Rush University pursuant to the Rush License Agreement were an immaterial amount and $0.3 million for the three months ended March 31, 2023 and 2022, respectively.

Other Matters

Recently Issued Accounting Pronouncements

For information with respect to recent accounting pronouncements, see Note 2- Summary of Significant Accounting Policies to our condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report.

Critical Accounting Policies

There have not been any material changes to the critical accounting policies disclosed in our Form 10-K for the year ended December 31, 2022.

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

As described in our Annual Report on Form 10-K for the year ended December 31, 2022, we identified material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act is recorded, processed, summarized and reported as and when required.

Notwithstanding the conclusion by our CEO and CFO that our Disclosure Controls as of March 31, 2023 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described more fully under Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, management believes that the condensed consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows as of the date presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Inherent Limitations of Internal Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 7- Commitments and Contingencies to the unaudited condensed consolidated financial statements in this Form 10-Q for any required disclosure.

Item 1A. Risk Factors

There have not been any material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2022, as filed with the SEC on April 27, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

On March 7, 2023, Baker Bros. Advisors, LP (the Designated Agent) provided a Notice of Event of Default and Reservation of Rights (the Notice of Default) relating to the Securities Purchase and Security Agreement dated April 23, 2020, and subsequently amended (SPA), by and amount the Company, Designated Agent, the Guarantors and Baker Purchasers. The Notice of Default claims that the Company has failed to maintain the “Required Reserve Amount” as required by Section 2.7 of the Third Amendment to the Securities Purchase Agreement and Section 8.1(e) of the SPA. The Designated Agent claims such failure constitutes an immediate Event of Default pursuant to Section 9.1(e) of the SPA. The Designated Agent, at the direction of the Baker Purchasers, has accelerated repayment of the outstanding balance payable and elected its remedies pursuant to Section 5.07(b) of the Securities Purchase Agreement. As a result, approximately $92.7 million, representing two times the sum of the outstanding balance and all accrued and unpaid interest thereon and all other amounts due under the SPA and other documents, was due and payable within three business days of receipt of the Notice of Default. Upon the effectuation of the Reverse Stock Split on May 18, 2023, the Company has sufficient required reserve number of shares.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits (need to be updated)

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index.

EXHIBIT INDEX

Exhibit			Filed	Incorporated by Reference
No.		Exhibit Title	Herewith	Form	File No.	Date Filed
3.1		Amended and Restated Certificate of Incorporation	X
3.2		Certificate of Amendment to the Amended and Restated Certificate of Incorporation		8-K	001-36754	5/17/2023
3.3		Amended and Restated Bylaws of the Registrant.		8-K	001-36754	1/17/2018
3.4		Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock		8-K	001-36754	3/24/2022
4.1		Form of Warrant.		8-K	001-36754	1/13/2022
4.2	^^	Form of Senior Subordinated Note.		8-K	001-36754	1/13/2022
4.3	^^	Form of Warrant.		8-K	001-36754	3/1/2022
4.4		Form of Senior Subordinated Note.		8-K	001-36754	3/1/2022
4.5	^^	Form of Senior Subordinated Note.		8-K	001-36754	5/5/2022
4.6	^^	Form of Senior Subordinated Note.		8-K	001-36754	5/5/2022
4.7		Form of Warrant.		8-K	001-36754	5/5/2022
4.8		Form of Securities Purchase Agreement		8-K	001-36754	2/23/2023
4.9		Form of Senior Subordinated Convertible Note		8-K	001-36754	2/23/2023
5		Form of Warrant		8-K	001-36754	2/23/2023
5.1		Form of Registration Rights Agreement		8-K	001-36754	2/23/2023
5.2		Form of Securities Purchase Agreement		8-K	001-36754	3/14/2023
5.3		Form of Senior Subordinated Convertible Note		8-K	001-36754	3/14/2023
5.4		Form of Warrant		8-K	001-36754	3/14/2023
5.5		Form of Registration Rights Agreement		8-K	001-36754	3/14/2023
5.6		Form of Securities Purchase Agreement		8-K	001-36754	3/24/2023
5.7		Form of Senior Subordinated Convertible Note		8-K	001-36754	3/24/2023
5.8		Form of Warrant		8-K	001-36754	3/24/2023
5.9		Form of Registration Rights Agreement		8-K	001-36754	3/24/2023
6		Form of Securities Purchase Agreement		8-K	001-36754	4/10/2023
6.1		Form of Senior Subordinated Convertible Note		8-K	001-36754	4/10/2023
6.2		Form of Warrant		8-K	001-36754	4/10/2023
6.3		Form of Registration Rights Agreement		8-K	001-36754	4/10/2023
10.1		Securities Purchase Agreement, by and between the Investors therein and the Registrant, dated as of February 17, 2023.		8-K	001-36754	2/23/2023
10.2		Securities Purchase Agreement, by and between the Investors therein and the Registrant, dated as of March 13, 2023.		8-K	001-36754	3/14/2023
10.3		Securities Purchase Agreement, by and between the Investors therein and the Registrant, dated as of March 20, 2023.		8-K	001-36754	3/24/2023
10.4		Offer Letter, by and between the Registrant and Ivy Zhang, dated as of April 10, 2023.	X
31.1		Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	†	XBRL Instance Document	X
101.SCH	†	XBRL Taxonomy Extension Schema Document	X
101.CAL	†	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	†	XBRL Definition Linkbase Document	X
101.LAB	†	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	†	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation by reference language in such filing.
†	The financial information of Evofem Biosciences, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed on June 16, 2023 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Operations, (iv) the Condensed Consolidated Statements of Stockholders’ Deficit, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, is furnished electronically herewith.
^^	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVOFEM BIOSCIENCES, INC.

Date: June 16, 2023	By:	/s/ Ivy Zhang
Ivy Zhang
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

