Form 10-Q
period 2023-06-30
Evofem Biosciences, Inc.
filed 2023-08-14
CIK 1618835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding as of August 11, 2023 was 4,060,209.

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

Our first commercial product, Phexxi, is approved by the FDA for marketing in the United States. Our other product candidates are investigational and have not been submitted to or approved by the FDA. Neither Phexxi nor our other product candidates have been approved by the European Medicines Agency (EMA) or any other regulatory authority anywhere else in the world except in Nigeria, where Phexxi was approved, on October 6, 2022, as Femidence™ by the National Agency for Food and Drug Administration and Control.

Unless the context requires otherwise, references in this Quarterly Report to “Evofem,” “Company,” “we,” “us” and “our” refer to Evofem Biosciences, Inc. and its subsidiaries.

This Quarterly Report includes our trademarks, trade names and service marks, including “Phexxi®” and “Femidence™” which are protected under applicable intellectual property laws and are the property of Evofem Biosciences, Inc. or its subsidiaries. Solely for convenience, trademarks, trade names and service marks referred to in this Quarterly Report may appear without the ®, ™ or SM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply a relationship with, or endorsement or sponsorship of us by, these other parties.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value and share data)

	As of
	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$-	$2,769
Restricted cash	636	1,207
Trade accounts receivable, net	5,198	1,126
Inventories	3,674	5,379
Prepaid and other current assets	2,508	2,218
Total current assets	12,016	12,699

Property and equipment, net	1,668	3,940
Operating lease right-of-use assets	195	4,406
Other noncurrent assets	195	4,118
Total assets	$14,074	$25,163
Liabilities, convertible and redeemable preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$17,151	$14,984
Convertible Notes - carried at fair value (Note 4)	15,600	39,416
Convertible Notes - Adjuvant (Note 4)	27,401	26,268
Accrued expenses	4,216	4,124
Accrued compensation	1,550	2,175
Operating lease liabilities-current	173	2,311
Derivative liabilities	-	1,676
Other current liabilities	3,625	2,876
Total current liabilities	69,716	93,830

Operating lease liabilities- noncurrent	22	3,133
Total liabilities	69,738	96,963
Commitments and contingencies (Note 7)	-	-
Convertible and redeemable preferred stock, $0.0001 par value
Series B-1, B-2, and C convertible preferred stock, 5,000, 5,000, and 1,700 shares authorized; no shares issued and outstanding at June 30, 2023 and December 31, 2022	-	-
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2023 and December 31, 2022	-	-
Common Stock, $0.0001 par value; 500,000,000 shares authorized; 2,524,239 and 984,786 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	-	-
Additional paid-in capital	820,587	817,367
Accumulated other comprehensive income	73,355	49,527
Accumulated deficit	(949,606)	(938,694)
Total stockholders’ deficit	(55,664)	(71,800)
Total liabilities, convertible and redeemable preferred stock and stockholders’ deficit	$14,074	$25,163

See accompanying notes to the condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Product sales, net	$2,458	6,034	$8,267	$10,285

Operating Expenses:
Cost of goods sold	2,293	1,285	3,669	2,351
Research and development	402	7,744	942	18,135
Selling and marketing	2,197	12,298	6,051	25,003
General and administrative	4,902	9,126	8,520	18,144
Total operating expenses	9,794	30,453	19,182	63,633
Loss from operations	(7,336)	(24,419)	(10,915)	(53,348)
Other income (expense):
Interest income	8	4	26	5
Other expense, net	(1,127)	(415)	(1,445)	(886)
Loss on issuance of financial instruments	(27)	(71,150)	(111)	(72,002)
Change in fair value of financial instruments	(73)	(29,980)	1,539	(31,614)
Total other income (expense), net	(1,219)	(101,541)	9	(104,497)
Loss before income tax	(8,555)	(125,960)	(10,906)	(157,845)
Income tax expense	(3)	(20)	(6)	(23)
Net loss	(8,558)	(125,980)	(10,912)	(157,868)
Convertible preferred stock deemed dividends	-	1,908	-	1,827
Net loss attributable to common stockholders	$(8,558)	$(124,072)	$(10,912)	$(156,041)
Net loss per share, basic and diluted	$(5.43)	$(580.48)	$(6.60)	$(169.73)
Weighted-average shares used to compute net loss, basic and diluted	1,576,158	217,028	1,654,026	930,112

See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net loss	$(8,558)	$(125,980)	$(10,912)	$(157,868)
Other comprehensive income (loss):
Change in fair value of financial instruments attributed to credit risk change	8,368	(3,675)	23,828	(3,494)
Comprehensive income (loss)	$(190)	$(129,655)	$12,916	$(161,362)

See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE AND REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance as of December 31, 2022	984,786	$-	$817,367	$49,527	$(938,694)	$(71,800)
Issuance of common stock upon cash exercise of warrants	24,200	-	67	-	-	67
Issuance of common stock upon cash exercise of purchase rights	718,704	-	180	-	-	180
Issuance of February and March 2023 Notes (See Note 4)	-	-	1,629	-	-	1,629
Stock-based compensation	-	-	417	-	-	417
Change in fair value of financial instruments attributed to credit risk change (see Note 4)	-	-	-	15,460	-	15,460
Net loss	-	-	-	-	(2,354)	(2,354)
Balance as of March 31, 2023	1,727,690	$-	$819,660	$64,987	$(941,048)	$(56,401)

Issuance of common stock upon cash exercise of warrants	122,729	-	101	-	-	101
Issuance of common stock upon noncash exercise of purchase rights	673,820	-	6	-	-	6
Noncash reclassification of liability-classified derivatives to equity	-	-	53	-	-	53
Issuance of April 2023 Notes (See Note 4)	-	-	499	-	-	499
Stock-based compensation	-	-	268	-	-	268
Change in fair value of financial instruments attributed to credit risk change (see Note 4)	-	-	-	8,368	-	8,368
Net loss	-	-	-	-	(8,558)	(8,558)
Balance as of June 30, 2023	2,524,239	$-	$820,587	$73,355	$(949,606)	$(55,664)

	Series B Convertible and Redeemable Preferred Stock		Series C Convertible and Redeemable Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Balance as of December 31, 2021	5,000	$4,740	-	$-	86,666	-	751,276	5,089	(860,680)	(104,315)
Issuance of common stock - Stock Purchase Agreement (see Note 8)	-	-	-	-	9,673	-	5,400	-	-	5,400
Conversion of series B-2 convertible preferred stock	(650)	(619)	-	-	978	-	708	-	-	708
Exchange of series B-2 convertible preferred stock (see Note 8)	(1,700)	(1,616)	1,700	1,616	-	-	-	-	-	-
Convertible preferred stock deemed dividends	-	16	-	1	-	-	(81)	-	-	(81)
Restricted stock awards issued	-	-	-	-	1,259	-	-	-	-	-
Change in fair value of financial instruments attributed to credit risk change (see Note 4)	-	-	-	-	-	-	-	181	-	181
Modification of the Baker Warrants (see Note 8)	-	-	-	-	-	-	828	-	-	828
Stock-based compensation	-	-	-	-	-	-	1,067	-	-	1,067
Net loss	-	-	-	-	-	-	-	-	(31,888)	(31,888)
Balance as of March 31, 2022	2,650	$2,521	1,700	$1,617	98,576	$-	$759,198	$5,270	$(892,568)	$(128,100)

Issuance of common stock - Stock Purchase Agreement (see Note 8)	-	-	-	-	7,067	-	2,553	-	-	2,553
Issuance of common stock - May 2022 Public Offering (see Note 8)	-	-	-	-	181,320	-	1,264	-	-	1,264
Issuance of common stock upon cash exercise of warrants	-	-	-	-	327,719	-	32,889	-	-	32,889
Issuance of common stock - ESPP	-	-	-	-	601	-	20	-	-	20
Issuance of common stock - a360 Media	-	-	-	-	18,547	-	858	-	-	858
Cash repurchase of fractional common stock after the reverse stock split	-	-	-	-	(88)	-	(18)	-	-	(18)
Conversion of series B-2 convertible preferred stock	(550)	(524)	-	(72)	1,369	-	543	-	-	543
Convertible preferred stock deemed dividends	-	102	-	83	-	-	-	-	-	-
May 2022 exchange transaction	(2,100)	(2,099)	(1,700)	(1,628)	(2,600)	-	3,655	-	(1,316)	2,339
Restricted stock awards cancelled	-	-	-	-	(53)	-	-	-	-	-
Change in fair value of financial instruments attributed to credit risk change (see Note 4)	-	-	-	-	-	-	-	(3,675)	-	(3,675)
Modification of the Baker Warrants (see Note 8)	-	-	-	-	-	-	231	-	-	231
Stock-based compensation	-	-	-	-	-	-	1,081	-	-	1,081
Net loss	-	-	-	-	-	-	-	-	(125,980)	(125,980)
Balance as of June 30, 2022	-	$-	-	$-	632,458	$-	$802,274	$1,595	$(1,019,864)	$(215,995)

See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	(10,912)	(157,868)
Adjustments to reconcile net loss to net cash and restricted cash used in operating activities:
Loss on issuance of financial instruments	111	72,002
Change in fair value of financial instruments	(1,539)	31,614
Financial instrument modification expense	-	1,056
Stock-based compensation	685	2,148
Depreciation	418	515
Noncash interest expense	1,134	1,055
Noncash lease expenses	1,208	301
Net gain on lease termination	(459)	-
Net loss on disposal of property and equipment	1,858	-
Noncash instrument exchange expense	-	514
Changes in operating assets and liabilities:
Trade accounts receivable	(4,072)	(855)
Inventories	1,705	1,542
Prepaid and other assets	2,435	(2,749)
Accounts payable	2,167	4,728
Accrued expenses and other liabilities	840	(1,929)
Accrued compensation	(625)	816
Operating lease liabilities	(1,388)	(469)
Net cash and restricted cash used in operating activities	(6,434)	(47,579)
Cash flows from investing activities:
Purchases of property and equipment	(4)	(236)
Net cash and restricted cash used in investing activities	(4)	(236)
Cash flows from financing activities:
Proceeds from issuance of common stock - Stock Purchase Agreement	-	7,438
Proceeds from issuance of common stock and warrants, net of discounts, fees and commissions - Public Offerings	-	24,882
Proceeds from issuance of common stock - exercise of warrants	160	20,922
Proceeds from issuance of common stock - ESPP and exercise of stock options	-	20
Borrowings under term notes	2,138	10,000
Payments under term notes	-	(5,892)
Cash paid for financing costs	-	(859)
Cash repurchase of fractional common stock after the reverse stock split	-	(18)
Net cash and restricted cash provided by financing activities	2,298	56,493
Net change in cash, cash equivalents and restricted cash	(4,140)	8,678
Cash, cash equivalents and restricted cash, beginning of period	4,776	13,588
Cash, cash equivalents and restricted cash, end of period	$636	$22,266
Supplemental disclosure of noncash investing and financing activities:
Financing costs included in accounts payable and accrued expenses	-	563
Purchases of property and equipment included in accounts payable and accrued expenses	-	189
Conversion of Series B-2 convertible preferred stock to common stock	-	1,187
Exchange of series B-2 convertible preferred stock to series C convertible preferred stock	-	1,616
Issuance of common stock for prepaid advertising	-	858
Issuance of common stock upon exercise of purchase rights	186	-

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

The Company’s first commercial product, Phexxi® (lactic acid, citric acid, and potassium bitartrate) vaginal gel (Phexxi), was approved by the U.S. Food and Drug Administration (FDA) on May 22, 2020, and is the first and only FDA-approved, hormone-free, woman-controlled, on-demand prescription contraceptive gel for women. The Company commercially launched Phexxi in September 2020. Phexxi net product sales were $16.8 million in 2022.

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

The unaudited interim condensed consolidated financial statements included in this report have been prepared on the same basis as the Company’s audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, cash flows, and statements of convertible and redeemable preferred stock and stockholders’ deficit for the periods presented. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results expected for the full year. The condensed consolidated balance sheet as of December 31, 2022 was derived from the 2022 Audited Financial Statements.

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

The Company’s principal operations have been related to research and development, including the development of Phexxi, and to its commercially related sales and marketing efforts. Additional activities have included raising capital, identifying alternative manufacturing to lower the cost of goods sold (COGS), seeking ex-U.S. licensing partners to add non-dilutive capital to the consolidated balance sheet, and establishing and maintaining a corporate infrastructure to support a commercial product. The Company has incurred operating losses and negative cash flows from operating activities since inception. In the first half of 2023, as described in Note 4 – Debt and Note 8 – Stockholders’ Deficit, the Company received gross proceeds of approximately $2.1 million, in aggregate, from the sale and issuance of senior subordinated convertible notes and warrants in four closings. As of June 30, 2023, the Company had cash and cash equivalents, including restricted cash from the Adjuvant Notes (as defined in Note 4 – Debt) of $0.6 million that is available for use, a working capital deficit of $57.7 million and an accumulated deficit of $949.6 million.

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

In March 2023, the Company received a Notice of Event of Default and Reservation of Rights (the Notice of Default) from Baker Bros claiming that the Company has failed to maintain the required shares reserved amount per the Third Baker Amendment as defined in Note 4 – Debt. In addition, the Notice of Default resulted in a cross default under all outstanding debt; however, the cross default was remedied by the Reverse Stock Split. As of June 30, 2023, the Company had failed to meet the affirmative covenant requiring achievement of $100.0 million in cumulative net sales of Phexxi by such date as per the First Baker Amendment (as defined in Note 4 – Debt).

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

The Company anticipates it will continue to incur net losses for the foreseeable future. According to management estimates, liquidity resources as of June 30, 2023 are not sufficient to maintain the Company’s cash flow needs for the twelve months from the date of issuance of these condensed consolidated financial statements.

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

Significant estimates affecting amounts reported or disclosed in the condensed consolidated financial statements include, but are not limited to: the assumptions used in measuring the revenue gross-to-net variable consideration items; the trade accounts receivable credit loss reserve estimate; the discount rate used in estimating the fair value of the lease right-of-use (ROU) assets and lease liabilities; the assumptions used in estimating the fair value of convertible notes, warrants and purchase rights issued; the useful lives of property and equipment; the recoverability of long-lived assets; clinical trial accruals; the assumptions used in estimating the fair value of stock-based compensation expense. These assumptions are more fully described in Note 3 – Revenue, Note 4 – Debt, Note 6 – Fair Value of Financial Instruments, Note 7 – Commitments and Contingencies and Note 9 – Stock-based Compensation. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances and adjusts when facts and circumstances dictate. The estimates are the basis for making judgments about the carrying values of assets, liabilities and recorded expenses that are not readily apparent from other sources. As future events and their effects cannot be determined with precision, actual results may materially differ from those estimates or assumptions.

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

The Company has not experienced any losses in such accounts and believes it is not exposed to significant concentrations of credit risk on its cash, cash equivalents and restricted cash balances on amounts in excess of federally insured limits due to the financial position of the depository institutions in which these deposits are held. The Company’s deposits were primarily held in Silicon Valley Bank prior to its closure by regulators, however, the Company was able to regain full access to all its deposits and subsequently moved these to a different financial institution.

The Company is also subject to credit risk related to its trade accounts receivable from product sales. Its customers are located in the United States and consist of wholesale distributors, retail pharmacies, and a mail-order specialty pharmacy. The Company extends credit to its customers in the normal course of business after evaluating their overall financial condition and evaluates the collectability of its accounts receivable by periodically reviewing the age of the receivables, the financial condition of its customers and its past collection experience. Historically, the Company has not experienced any credit losses. As of June 30, 2023 and December 31, 2022, based on the evaluation of these factors, the Company did not record an allowance for doubtful accounts.

Phexxi is distributed primarily through three major distributors and a mail-order pharmacy, which receive service fees calculated as a percentage of the gross sales, and fee per units shipped, respectively. These entities are not obligated to purchase any set number of units and distribute Phexxi on demand as orders are received. For the three and six months ended June 30, 2023, the Company’s three largest customers combined made up approximately 81% and 84% of its gross product sales, respectively. For the three and six months ended June 30, 2022, the Company’s three largest customers combined made up approximately 72% and 71% of its gross product sales, respectively. As of June 30, 2023 and December 31, 2022, the Company’s three largest customers combined made up 90% and 81%, respectively, of its trade accounts receivable balance.

Significant Accounting Policies

There have been no changes to the significant accounting policies that were described in Note 2 – Summary of Significant Accounting Policies of the 2022 Audited Financial Statements in the Company’s Annual Report.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of readily available cash in checking accounts and money market funds. Restricted cash consists of cash held in monthly time deposit accounts and letters of credit, which are collateral for the Company’s credit cards and fleet leases, as described in Note 7 – Commitments and Contingencies. During the six months ended June 30, 2023, the letters of credit of $0.3 million for its fleet leases were released. Additionally, the remaining funds of the $25.0 million received from the issuance of the Adjuvant Notes (as defined in Note 4 – Debt) in the fourth quarter of 2020, is classified as restricted cash as the Company is contractually obligated to use the funds for specific purposes. Upon receipt of a notice of default from its landlord on March 20, 2023, for failing to pay March 2023 rent timely resulting in a breach under the office lease agreement, the Company’s letter of credit in the amount of $0.8 million, in restricted cash, was recovered by the landlord.

The following table provides a reconciliation of cash, cash equivalents and restricted cash, reported within the condensed consolidated statements of cash flows (in thousands):

	Six months ended June 30,
	2023	2022
Cash and cash equivalents	$-	$19,885
Restricted cash	636	1,581
Restricted cash included in other noncurrent assets	-	800
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows	$636	$22,266

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

	Six months ended June 30,
	2023	2022
Unvested restricted common stock subject to repurchase	-	1,205
Common stock to be purchased under the 2019 ESPP	-	972
Options to purchase common stock	4,268	6,857
Warrants to purchase common stock	3,642,343	984,962
Purchase rights to purchase common stock	28,783,233	-
Convertible debt	158,575,812	9,969
Total	191,005,656	1,003,965

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

3. Revenue

The Company recognizes revenue from the sale of Phexxi in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers (ASC 606). The provisions of ASC 606 require the following steps to determine revenue recognition: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

In accordance with ASC 606, the Company recognizes revenue when its performance obligation is satisfied by transferring control of the product to a customer. In accordance with the Company’s contracts with customers, control of the product is transferred upon the conveyance of title, which occurs when the product is sold to and received by a customer. The Company’s customers are located in the United States and consist of wholesale distributors, retail pharmacies, and a mail-order specialty pharmacy. Payment terms typically range from 31 to 66 days, include prompt pay discounts, and vary by customer. Trade accounts receivable due to the Company from contracts with its customers are stated separately in the condensed consolidated balance sheets, net of various allowances as described in the Trade Accounts Receivable policy in Note 2 - Summary of Significant Accounting Policies to the 2022 Audited Consolidated Financial Statements.

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

In accordance with ASC 606, the Company must make significant judgments to determine the estimate for certain variable consideration. For example, the Company must estimate the percentage of end-users that will obtain the product through public insurance such as Medicaid or through private commercial insurance. To determine these estimates, the Company relies on historical sales data showing the amount of various end-user consumer types, inventory reports from the wholesale distributors and mail-order specialty pharmacy, and other relevant data reports. Because Phexxi was launched in September 2020, this historical data is limited. Due to limits on historical data, the Company has also used trend analysis, industry data and professional judgment in developing these estimates.

The specific considerations that the Company uses in estimating these amounts related to variable consideration are as follows:

Distribution services fees – The Company pays distribution service fees to its wholesale distributors and mail-order specialty pharmacy. These fees are a contractually fixed percentage of WAC and are calculated at the time of sale based on the purchase amount. The Company considers these fees to be separate from the customer’s purchase of the product and, therefore, they are recorded in other current liabilities on the condensed consolidated balance sheets.

Prompt pay and other discounts – The Company incentivizes its customers to pay their invoices on time through prompt pay discounts. These discounts are an industry standard practice, and the Company offers a prompt pay discount to each wholesale distributor and retail pharmacy customer. The specific prompt pay terms vary by customer and are contractually fixed. Prompt pay discounts are typically taken by the Company’s customers, so an estimate of the discount is recorded at the time of sale based on the purchase amount. Prompt pay discount estimates are recorded as contra trade accounts receivable on the condensed consolidated balance sheets.

The Company may also give other discounts to its customers to incentivize purchases and promote customer loyalty. The terms of such discounts may vary by customer. These discounts reduce gross product revenue at the time the revenue is recognized.

Chargebacks – Certain government entities and covered entities (e.g., Veterans Administration, 340B covered entities) are able to purchase Phexxi at a price discounted below WAC. The difference between the government or covered entity purchase price and the wholesale distributor purchase price of WAC will be charged back to the Company. The Company estimates the amount of each chargeback channel based on the expected number of claims in each channel and related chargeback that is associated with the revenue being recognized for product that remains in the distribution channel at the end of each reporting period. Estimated chargebacks are recorded as contra trade accounts receivable on the condensed consolidated balance sheets.

Rebates – The Company is subject to mandatory discount obligations under the Medicaid and Tricare programs. The rebate amounts for these programs are determined by statutory requirements or contractual arrangements. Rebates are owed after the product has been dispensed to an end user and the Company has been invoiced. Rebates for Medicaid and Tricare are typically invoiced in arrears. The Company estimates the amount of rebates based on the expected number of claims and related cost that is associated with the revenue being recognized for product that remains in the distribution channel at the end of each reporting period. Rebate estimates are recorded as other current liabilities on the condensed consolidated balance sheets.

Patient support programs – One type of patient support program the Company offers is a co-pay program to commercially insured patients whose insurance requires a co-pay to be made when filling their prescription. This is a voluntary program that is intended to provide financial assistance to patients meeting certain eligibility requirements. The Company estimates the amount of financial assistance for these programs based on the expected number of claims and related cost that is associated with the revenue being recognized for product that remains in the distribution channel at the end of each reporting period. Patient support programs estimates are recorded as other current liabilities on the condensed consolidated balance sheets.

Product returns – Customers have the right to return product that is within six months or less of the labeled expiration date or that is past the expiration date by no more than six months. Phexxi was commercially launched in September 2020 with a 30-month shelf life. The shelf life increased to 48 months in June 2022. The Company uses historical sales and return data to estimate future product returns. Product return estimates are recorded as other current liabilities on the condensed consolidated balance sheets.

As of June 30, 2023 and December 31, 2022, the variable considerations discussed above were recorded in the condensed consolidated balance sheets and consisted of $0.1 million in each period in contra trade accounts receivable and $3.1 million and $2.6 million, respectively, in other current liabilities.

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

The Baker Notes have a five-year term, with no pre-payment ability during the first three years. Interest on the unpaid principal balance of the Baker Notes (the Baker Outstanding Balance) accrues at 10.0% per annum with interest accrued during the first year from the two respective closing dates recognized as payment-in-kind. The effective interest rate for the period was 10.0%. Accrued interest beyond the first year of the respective closing dates is to be paid in arrears on a quarterly basis in cash or recognized as payment-in-kind, at the direction of the Baker Purchasers. As discussed below, with the amendment to the Baker Bros. Purchase Agreement, interest payments were paid-in kind. Interest pertaining to the Baker Notes for the three and six months ended June 30, 2023 was approximately $2.4 million and $3.8 million, respectively, which was added to the outstanding principal balance. Interest pertaining to the Baker Notes for the three and six months ended June 30, 2022 was approximately $0.7 million and $1.4 million, respectively, which was added to the outstanding principal balance. The Company accounts for the Baker Notes under the fair value method as described below and, therefore, the interest associated with the Baker Notes is included in the fair value determination. As of June 30, 2023, the Baker Notes could be converted into 117,756,776 shares of common stock.

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

On November 20, 2021, the Company entered into the first amendment to the Baker Bros. Purchase Agreement (the First Baker Amendment), in which each Baker Purchaser had the right to convert all or any portion of the Baker Notes into common stock at a conversion price equal to the lesser of (a) $4,575 and (b) 115% of the lowest price per share of common stock (or, as applicable with respect to any equity securities convertible into common stock, 115% of the applicable conversion price) sold in one or more equity financings until the Company has met a qualified financing threshold defined as one or more equity financings resulting in aggregate gross proceeds to the Company of at least $50 million (the Financing Threshold).

The First Baker Amendment also extended, effective upon the Company’s achievement of the Financing Threshold, the affirmative covenant to achieve $100.0 million in cumulative net sales of Phexxi by June 30, 2022 to June 30, 2023. Additionally per the First Baker Amendment, if in any equity financing closing on or prior to the date the Company has met the Financing Threshold, the Company was required to issue warrants to purchase capital stock of the Company (or other similar consideration), the Company was also required to issue to the Baker Purchasers an equivalent coverage of warrants (or other similar consideration) on the same terms as if the Baker Purchasers participated in the financing in an amount equal to the then outstanding principal of Baker Notes held by the Baker Purchasers. In satisfaction of this requirement and in connection with the closing of the May 2022 Public Offering, the Company issued warrants to purchase 582,886 shares of the Company’s common stock at an exercise price of $93.75 per share (the June 2022 Baker Warrants). As required by the terms of the First Baker Amendment, the June 2022 Baker Warrants have substantially the same terms as the warrants issued in the May 2022 Public Offering. Refer to Note 8 - Stockholders’ Deficit for further information. The exercise price of the initial Baker Warrants and the June 2022 Baker Warrants was reset to $1.625 per share with the February and March 2023 Notes issuance, reset to $0.8125 per share along with the April 2023 Notes issuance as discussed below, and then further reset to $0.40 per share along with the August 2023 Preferred Stock Transaction as discussed in Note 10 – Subsequent Events.

On March 21, 2022, the Company entered into the second amendment to the Baker Bros. Purchase Agreement (the Second Baker Amendment), pursuant to which each Baker Purchaser now has the right to convert all or any portion of the Baker Notes into Common Stock at a conversion price equal to the lesser of (a) $725.81 or (b) 100% of the lowest price per share of common stock (or as applicable with respect to any equity securities convertible into common stock, 100% of the applicable conversion price) sold in any equity financing until the Company has (i) met the qualified financing threshold by June 30, 2022, defined as a single underwritten financing resulting in aggregate gross proceeds to the Company of at least $20 million (Qualified Financing Threshold) and (ii) the publication of top-line results from the EVOGUARD clinical trial (the Clinical Trial Milestone) by October 31, 2022. The Second Baker Amendment also provides that the exercise price of the Baker Warrants will equal the conversion price of the Baker Notes. The Company met the Qualified Financing Threshold upon the closing of the May 2022 Public Offering, and as of September 30, 2022, the conversion price and exercise price of the Baker Warrants was reset to $93.75. The Company achieved the Clinical Trial Milestone in October 2022. Also, with the achievement of the Qualified Financing Threshold and the Clinical Trial Milestone, the affirmative covenant to achieve $100.0 million in cumulative net sales of Phexxi was extended to June 30, 2023, which the Company failed to accomplish as discussed below.

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

On December 19, 2022, the Company entered into the First Amendment to the Forbearance Agreement (the Amendment) effective as of December 15, 2022 (the Amendment Effective Date) to amend certain provisions of the of the Secured Creditor Forbearance Agreement dated September 15, 2022. The Amendment revises the Secured Creditor Forbearance Agreement to (i) amend the Fifth Recital Clause to clarify that the Purchasers consent to any additional indebtedness pari passu, but not senior to that of the Purchasers, in an amount not to exceed $5.0 million, and (ii) strike and entirely replace Section 4 to clarify the terms of the Purchasers’ consent to Interim Financing (as defined therein). No other revisions were made to the Secured Creditor Forbearance Agreements.

On March 7, 2023, Baker Bros. Advisors, LP (the Designated Agent) provided a Notice of Event of Default and Reservation of Rights (the Notice of Default) relating to the Baker Bros. Purchase Agreement. The Notice of Default claims that the Company has failed to maintain the “Required Reserve Amount” as required by the Third Baker Amendment. The Designated Agent, at the direction of the Baker Purchasers, has accelerated repayment of the outstanding balance payable. As a result, approximately $92.7 million, representing two times the sum of the outstanding balance and all accrued and unpaid interest thereon and all other amounts due under the Baker Bros. Purchase Agreement and other documents was due and payable within three business days of receipt of the Notice of Default. In addition, the Company did not meet the $100.0 million cumulative net sales threshold by June 30, 2023, and as such is in default as of that date. Baker Notes’ default resulted in a cross default under all outstanding debt. As of the date of the filing of this Quarterly Report, the Baker Notes remain outstanding, and the Company has sufficient required reserve number of shares due to the effectuation of the Reverse Stock Split in May 2023. The failure to cure the default or otherwise settle or resolve it, could have a significant negative financial impact on the Company, could result in litigation, and could result in the assets of the Company being seized, attached or otherwise utilized to satisfy the debt.

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

For the quarter ended June 30, 2023, using the valuation methods discussed in Note 6 - Fair Value Financial Instruments, the Company recorded a gain of $8.2 million due to changes in fair value of the Baker Notes, and recorded as a component of other comprehensive income due to changes in the underlying instrument-specific credit risk for the Baker Notes. The fair value of the Baker Notes was determined by estimating the fair value of the Market Value of Invested Capital (“MVIC”) of the Company. This was estimated using forms of the cost and market approaches. In the Cost approach, an adjusted net asset value method was used to determine the net recoverable value of the Company, including an estimate of the fair of the Company’s intellectual property. The estimated fair value of the Company’s intellectual property was valued using a relief from royalty method which required management to make significant estimates and assumptions related to forecasts of future revenue, and the selection of the royalty and discount rates. If the resulting fair value is not estimated as greater than the contractual payout, the fair value of the Baker Notes then becomes the Company’s MVIC available for distribution.

As of June 30, 2023, the Baker Notes are recorded at fair value in the condensed consolidated balance sheet as short-term convertible notes payable with a total balance of $15.6 million, and the total outstanding balance including principal and accrued interest is $95.7 million.

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

Interest expense for the Adjuvant Notes for the three and six months ended June 30, 2023 and 2022 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Coupon interest	$507	$523	$1,004	$1,035
Amortization of issuance costs	60	10	128	19
Total	$567	$533	$1,132	$1,054

The Adjuvant Notes are convertible, subject to customary 4.99% and 19.99% beneficial ownership limitations, into shares of the Company’s common stock, par value $0.0001 per share, at any time at the option of the Adjuvant Purchasers at a conversion price of $6,843.75 per share. In connection with certain Company change of control transactions, the Adjuvant Notes may be prepaid at the option of the Company or will become payable at the option of the Adjuvant Purchasers. To the extent not previously prepaid or converted, the Adjuvant Notes were originally automatically convertible into shares of the Company’s common stock at a conversion price of $6,843.75 per share immediately following the earliest of the time at which the (i) 30-day value-weighted average price of the Company’s common stock was $18,750 per share, or (ii) the Company achieved cumulative net sales of $100.0 million, provided such net sales are achieved prior to July 1, 2023.

On April 4, 2022, the Company entered into the first amendment to the Adjuvant Purchase Agreement (the Adjuvant Amendment). The Adjuvant Amendment extended, effective as of the next date the Company achieved the Qualified Financing Threshold upon the closing of the May 2022 Public Offering, the affirmative covenant to achieve $100.0 million in cumulative net sales of Phexxi by June 30, 2022 to June 30, 2023. The Adjuvant Amendment also provided for an adjustment to the conversion price of the Adjuvant Notes such that the conversion price (the Conversion Price) for these Notes, effective as of the May 2023 reverse stock split the conversion price will now be the lesser of (i) $678.49 and (ii) 100% of the lowest price per share of common stock (or with respect to securities convertible into common stock, 100% of the applicable conversion price) sold in any equity financing until the Company has met the Qualified Financing Threshold. Effective as of the Company’s achievement of the Qualified Financing Threshold, the automatic conversion provisions in the Agreement were further amended to provide that the Adjuvant Notes will automatically convert into shares of the Company’s common stock at the Conversion Price immediately following the earliest of the time at which the (i) 30-day value-weighted average price of the Company’s common stock is $18,750 per share, or (ii) the Company achieves cumulative net sales of Phexxi of $100.0 million, provided such net sales are achieved prior to July 1, 2023.

The Adjuvant Notes contain various customary affirmative and negative covenants agreed to by the Company. On September 12, 2022, the Company was in default of the Adjuvant Notes due to the default with the Baker Notes under the cross-default provision. On September 15, 2022, the Company entered into a Forbearance Agreement (the Adjuvant Forbearance Agreement) with the Adjuvant Purchasers, pursuant to which the Adjuvant Purchasers agreed to forbear from exercising any of their rights and remedies during the Forbearance Period as defined in therein, but solely with respect to the specified events of default provided under the Adjuvant Forbearance Agreement.

On September 15, 2022, the Company also entered into the second amendment to the Adjuvant Purchase Agreement (the Second Adjuvant Amendment), pursuant to which the conversion price per share was reduced to $26.25, subject to adjustment for certain dilutive Company equity issuance adjustments for a two-year period. In addition, the Company entered into an exchange agreement, pursuant to which the Adjuvant Purchasers agreed to exchange 10% of the outstanding amount of the Adjuvant Notes as of September 15, 2022 (or $2.9 million) for rights to receive 109,842 shares of common stock (the Adjuvant Purchase Rights). The number of shares for each Adjuvant Purchase Right is initially fixed, but is subject to certain customary adjustments, and, until the second anniversary of issuance, adjustments for certain dilutive Company equity issuances. Refer to Note 8 - Stockholders’ Deficit for discussion regarding additional issuances of purchase rights under this provision. The Adjuvant Purchase Rights expire on June 28, 2027 and do not have an exercise price per share and, therefore, will not result in cash proceeds to the Company. As of June 30, 2023, all Adjuvant Purchase Rights remain outstanding. The conversion price of the Adjuvant Notes were further reset to $1.625 per share with the February 2023 Notes issuance, to $0.8125 per share in April 2023 issuance as discussed below, and then further reset to $0.40 per share along with the August 2023 Preferred Stock Transaction as discussed in Note 10 – Subsequent Events.

The Adjuvant Notes are accounted for in accordance with authoritative guidance for convertible debt instruments and are classified as current liabilities in the condensed consolidated balance sheets. The aggregate proceeds of $25.0 million were initially classified as restricted cash for financial reporting purposes due to contractual stipulations that specify the types of expenses the money can be spent on and how it must be allocated. Its conversion feature was required to be bifurcated as an embedded derivative due to the fact that the Company did not have sufficient number of shares reserved upon conversion as of December 31, 2022; however, the fair value of such feature was immaterial as of December 31, 2022. As of June 30, 2023, the Company had a sufficient number of shares reserved and the conversion feature was reclassified to stockholders’ deficit in accordance with ASC 815, Derivatives and Hedging (ASC 815). As of June 30, 2023 and December 31, 2022, $0.6 million and $0.9 million, respectively in proceeds remained, which are included in restricted cash on the condensed consolidated balance sheets. See Note 6- Fair Value of Financial Instruments for a description of the accounting treatment for the Adjuvant Purchase Rights.

Due to the execution of the Adjuvant Forbearance and the Second Adjuvant Amendment, the Company reviewed the Adjuvant Notes in accordance with Topics ASC 470, Debt (ASC 470). The Company concluded that although changes in the structure of the debt met certain qualitative factors to qualify as a troubled debt restructuring (TDR), the effective interest rate post changes was greater than the original effective interest rate and, therefore, failed the quantitative test to be a TDR. The Adjuvant Notes were evaluated in accordance with ASC 470 and were determined to have failed certain qualitative factors to qualify as a modification and, therefore, were accounted for as an extinguishment. The Company removed the old debt from its books and recorded the new, revised debt and concurrently recognized a gain of approximately $2.5 million upon extinguishment, included in change in fair value of financial instruments within the condensed consolidated statements of operations for the third quarter of 2022. As discussed above, the Baker Notes’ default resulted in a cross default under all outstanding debt.

As of June 30, 2023, the Adjuvant Notes are recorded in the condensed consolidated balance sheet as short-term convertible notes payable with a total balance of $27.4 million. The balance is comprised of $22.4 million in principal, net of unamortized debt issuance costs, and $5.0 million in accrued interest.

As of June 30, 2023, and assuming the current conversion price of $0.8125 per share, the Adjuvant Notes could be converted into 33,723,393 shares of common stock.

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

On March 1, 2022, the Company entered into a Securities Purchase Agreement (the March 2022 Purchase Agreement) with institutional investors (the March 2022 Purchasers) pursuant to which the Company agreed to sell in a registered direct offering (i) unsecured 5.0% Senior Subordinated Notes due March 2025 with an aggregate issue price of $7.45 million (the March 2022 Notes), which included an original issue discount of $2.45 million, and (ii) warrants (the March 2022 Warrants) to purchase up to 8,303 shares of the Company’s common stock, $0.0001 par value per share. The March 2022 Warrants have an exercise price of $897.56 per share and are immediately exercisable with a five-year term.

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

On May 4, 2022, the January and March 2022 Notes were exchanged pursuant to the May 2022 Exchange, as defined below.

May 2022 Notes

On May 4, 2022, the Company entered into amendment and exchange agreements (the May 2022 Exchange) with the holder of issued and outstanding Series B-2 and C Preferred Stock, Seven Knots, and the January and March 2022 Notes Purchasers (collectively, the May 2022 Notes Purchasers), pursuant to which they agreed to exchange all of the January and March 2022 Notes, 2,100 shares of Series B-2 Convertible Preferred Stock, 1,700 shares of Series C Convertible Preferred Stock, and 4,266 shares of the Company’s Common Stock for (i) new 5.0% Senior Subordinated Notes with an aggregate principal amount of $22.3 million (the May 2022 Notes), (ii) 1,666 new shares of Common Stock and (iii) new warrants to purchase up to 6,666 shares of Common Stock (the May 2022 Warrants). The May 2022 Warrants have an exercise price of $309.56 per share and were exercisable immediately with a five-year term. The 2,100 shares of Series B-2 Convertible Preferred Stock, 1,700 shares of Series C Convertible Preferred Stock, and 4,266 shares of the Company’s Common Stock that were exchanged in the May 2022 Exchange were retired by the Company. All aforementioned exchange transactions were cashless.

The May 2022 Notes are substantially similar to the January and March 2022 Notes except that (i) the maturity date of the May 2022 Notes was August 1, 2022 and (ii) the holders of the May 2022 Notes may require the Company to redeem or exchange up to 100% of the May 2022 Notes upon the occurrence of certain subsequent transactions (each, a Subsequent Transaction Optional Redemption). Pursuant to the terms of the May 2022 Notes and subject to certain conditions described in the May 2022 Notes, if the Company completed an underwritten public offering of at least $20 million complying with certain conditions (a Qualified Underwritten Offering) and the holder of the May 2022 Notes did not participate in the Qualified Underwritten Offering, then the holder would have forfeited their right to Subsequent Transaction Optional Redemption solely with respect to that Qualified Underwritten Offering and amounts that may have been due pursuant to the May 2022 Notes would not have been due and payable until the three-month anniversary of the Qualified Underwritten Offering.

The May 2022 Public Offering qualified as the Qualified Underwritten Offering and, in connection with the May 2022 Public Offering, the holders of the May 2022 Notes waived certain of their preemptive and redemption rights and the Company redeemed $5.9 million of the May 2022 Notes. The holders of the May 2022 Notes also waived the maturity date of the May 2022 Notes until October 31, 2022.

The May 2022 Notes contain various customary affirmative and negative covenants to which the Company agreed. The May 2022 Notes also include other customary events of default, which include the suspension of trading of shares of the Company’s common stock on the NASDAQ Capital Market for a period of more than five trading days. On September 12, 2022, the Company was in default of the May Notes due to the default with the Baker Notes under the cross-default provision. As a result, the interest rate was increased to 18% for the duration of the default and the holders of the May 2022 Notes had the right to request redemption for 125% of the amounts then owed pursuant to the May 2022 Notes.

On September 15, 2022, the Company entered into exchange agreements with each of the May 2022 Notes Purchasers (the May 2022 Notes Exchange Agreements), pursuant to which the May 2022 Notes Purchasers agreed to exchange all outstanding balance of the May Notes as of September 15, 2022 using the higher interest rate and redemption premium aforementioned for purchase rights (the May Note Purchase Rights) to receive 832,237 shares of common stock. As a result, the May Notes were no longer outstanding as of December 31, 2022. The number of right shares for each May Note Purchase Right is initially fixed, but is subject to certain customary adjustments, and, until the second anniversary of issuance, adjustments for certain dilutive Company equity issuances, as further discussed in Note 8 - Stockholders’ Deficit and expire on June 28, 2027. The May 2022 Notes Purchasers also waived certain anti-dilution share adjustment provisions with respect to shares underlying the May 2022 Warrants.

The Company evaluated the May 2022 Notes and determined that in accordance with ASC 470 the notes should be accounted for as a modification of the January and March 2022 Notes. The Company further evaluated the May 2022 Notes to determine if any embedded components qualified as a derivative requiring bifurcation in accordance with ASC 815. The Company determined that the embedded put options and interest rate increase feature would all require bifurcation and separate accounting. Therefore, the Company elected to use the fair value option under ASC 825 for the May 2022 Notes inclusive of the embedded features.

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

The December 2022 Notes interest rate is subject to increase to 12% upon an event of default and these Notes have no Company right to prepayment prior to maturity; however, the Company can redeem the respective Notes at a redemption premium of 32.5%. The December 2022 Notes Purchasers can also require the Company to redeem their notes at the respective premium rate tied to the occurrence of certain subsequent transactions, as well as require the Company to redeem the December 2022 Notes in the event of subsequent placements (as defined). Also, pursuant to the terms of the December 2022 Purchase Agreement, the December 2022 Notes Purchasers have certain rights to participate in subsequent issuances of the Company’s securities, subject to certain exceptions. Additionally, the December 2022 Notes conversion rate and warrant strike price are subject to adjustment upon the issuance of other securities (as defined) less than the stated conversion rate and strike price of $6.25. The strike price adjusted to $1.625 as of March 31, 2023, to $0.8125 in April 2023 issuance as discussed below, and then further reset to $0.40 per share along with the August 2023 Preferred Stock Transaction as discussed in Note 10 – Subsequent Events.

The Company evaluated the December 2022 Notes and December 2022 Warrants, in accordance with ASC 480, Distinguishing Liabilities from Equity (ASC 480) and determined both were liability instruments at issuance. The December 2022 Notes were then evaluated in accordance the requirements of ASC 825 and concluded the Company was not precluded from electing the fair value option for the December 2022 Notes. As such, the December 2022 Warrants were required to be recorded as liabilities at fair value in the Company’s condensed consolidated balance sheets as of December 31, 2022 and March 31, 2023. The December 2022 Notes were marked-to-market at each reporting date with changes in fair value of the December 2022 Notes recognized in the condensed consolidated statement of operations, unless the change is concluded to be related to changes in the Company’s credit rating, in which case the change will be recognized as a component of accumulated other comprehensive income in the condensed consolidated balance sheets. As the Company now has sufficient shares available for issuance to cover the potential exercises after the Reverse Stock Split effectuated May 2023, the December 2022 Warrants were marked-to-market with a gain of $0.2 million and reclassified to equity in May 2023.

February and March 2023 Notes

On February 17, March 13 and March 20, 2023, the Company entered into securities purchase agreements with certain investors providing for the sale and issuance of senior subordinate convertible notes (collectively, the February and March 2023 SPAs). The February and March 2023 SPAs included (i) convertible promissory notes with aggregate original principal amounts of approximately $1.4 million, $0.6 million, and $0.5 million, respectively (the February and March 2023 Notes), and (ii) warrants to purchase an aggregate 553,846, 240,000, and 215,384 shares of common stock, respectively (the February and March 2023 Warrants, and collectively, the February and March 2023 Offerings). The February and March 2023 Offerings closed on February 17, 2023 (the February 2023 Closing), and March 13, 2023 and March 20, 2023 (the March 2023 Closing), respectively, with gross proceeds to the Company, before deducting offering expenses, of approximately $0.9 million, $0.4 million, and $0.3 million, respectively. The February and March 2023 SPAs also included a Registration Rights Agreement that requires the Company to register the common stock underlying the February and March 2023 Notes and Warrants within the timeframes specified therein. In addition, the Company issued warrants to purchase an aggregate 99,692 and 43,200 shares of common stock in the February and March 2023 Closings to the placement agent. Similar to the December 2022 Warrants, the February and March 2023 Warrants were included as liabilities at issuance and marked-to-market and reclassified to equity in May 2023.

April 2023 Notes

In April 2023, the Company entered into a securities purchase agreement with certain investors providing for the sale and issuance of senior subordinate convertible notes (the April 2023 SPA). The April 2023 SPA included (i) convertible promissory notes with aggregate original principal amounts of approximately $0.8 million (the April 2023 Notes), and (ii) warrants to purchase 615,384 shares of common stock (the April 2023 Warrants and, collectively, the April 2023 Offering). The April 2023 Offering closed on April 5, 2023 (the April 2023 Closing), with net proceeds to the Company, after deducting offering expenses, of approximately $0.5 million. The April 2023 SPA also included a Registration Rights Agreement that requires the Company to register the common stock underlying the April 2023 Notes and April 2023 Warrants within the timeframes specified therein. The April 2023 Warrants were fair valued and recorded into equity as of June 30, 2023.

Upon the April 2023 Closing, the conversion and strike prices, as applicable, of the Baker Notes, Baker Warrants, May 2022 Common Warrants, June 2022 Baker Warrants, Adjuvant Notes, December 2022 Notes and Warrants, and the Notes and Warrants in the February and March 2023 Closings reset to $0.8125 per share, accordingly. Upon the August 2023 Preferred Stock Transaction (as described in Note 10 – Subsequent Events), the conversion or exercise prices of all the aforementioned financial instruments, including the April 2023 Notes and April 2023 Warrants, reset to $0.40 per share.

5. Balance Sheet Details

Inventories

Inventories consist of the following (in thousands) for the period indicated:

	As of
	June 30, 2023	December 31, 2022
Raw Materials	$740	$758
Work in process (1)	1,705	4,142
Finished Goods	1,388	1,748
Total (2)	$3,833	$6,648

(1)	The work in process balance represents all production costs incurred for partially completed goods.

(2)	A portion of the total inventory balance which relates to inventory not expected to be sold within one year from the balance sheet date is included in other noncurrent assets. At June 30, 2023 and December 31, 2022, inventory included in other noncurrent assets was $0.2 million and $1.3 million, respectively.

Prepaid and Other Current Assets

Prepaid and other current assets consist of the following (in thousands):

	As of
	June 30, 2023	December 31, 2022
Insurance	$1,764	$1,387
Selling and marketing related costs	-	44
Manufacturing related costs	77	82
Other	667	705
Total	$2,508	$2,218

Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

		As of
	Useful Life	June 30, 2023	December 31, 2022
Research equipment	5 years	$653	$653
Computer equipment and software	3 years	648	639
Office furniture	5 years	-	881
Leasehold improvements	5 years or less	-	3,388
Construction in-process	-	1,562	1,568
		2,863	7,129
Less: accumulated depreciation		(1,195)	(3,189)
Total, net		$1,668	$3,940

Depreciation and amortization expense for property and equipment is disclosed in the condensed consolidated statements of cash flows.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of
	June 30, 2023	December 31, 2022
Clinical trial related costs	$2,498	$2,574
Selling and marketing related costs	920	674
Other	798	876
Total	$4,216	$4,124

6. Fair Value of Financial Instruments

Fair Value of Financial Assets

The fair values of the Company’s assets, including the money market funds, investments in marketable fixed income debt securities classified as cash and cash equivalents, and restricted cash measured on a recurring basis as of June 30, 2023 and December 31, 2022, respectively, are summarized in the following tables (in thousands):

	As of
	June 30, 2023					December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (Level 3)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (Level 3)	Significant Unobservable Inputs (Level 3)	Total
Money market funds (1)	$-	$-	$-	$-	$-	$2,612	$-	$-	$-	$2,612
Total assets	$-	$-	$-	$-	$-	$2,612	$-	$-	$-	$2,612

(1)	Included as a component of cash and cash equivalents and restricted cash on the accompanying condensed consolidated balance sheet.

Fair Value of Financial Liabilities

The following tables summarize the Company’s convertible debt instruments as of June 30, 2023 and December 31, 2022, respectively (in thousands):

					Fair Value
As of June 30, 2023	Principal Amount	Unamortized Issuance Costs	Accrued Interest	Net Carrying Amount	Amount	Leveling
Baker Notes(1)(2)	$95,677	$-	$-	$95,677	$15,600	Level 3
Adjuvant Notes(3)(4)	22,500	(123)	5,023	27,400	-	N/A
December 2022 Notes(1)	2,391	-	-	2,391	-	Level 3
February and March 2023 Notes (1)	2,590	-	-	2,590	-	Level 3
April 2023 Notes (1)	784	-	-	784	-	Level 3

							Fair Value
As of December 31, 2022	Principal Amount	Unamortized Issuance Costs	Accrued Interest	Redemption Amount	Amount Exchanged	Net Carrying Amount	Amount	Leveling
Baker Notes (1)(2)	$45,528	$-	$-	$-	$-	$45,528	$39,260	Level 3
Adjuvant Notes (3)(4)	22,500	(252)	4,020	-	-	26,268	-	N/A
May 2022 Notes (1)	16,376	-	1,101	4,369	(21,846)	-	-	N/A
December 2022 Notes (1)	2,308	-	-			2,308	156	Level 3

(1)	These liabilities are/were carried at fair value in the condensed consolidated balance sheets. As such, the principal and accrued interest was included in the determination of fair value. The related debt issuance costs were expensed.

(2)	The Baker Notes principal amount includes $9.5 million and $5.6 million of interest paid-in kind as of June 30, 2023 and December 31, 2022, respectively.

(3)	The Adjuvant Notes are recorded in the condensed consolidated balance sheets at their net carrying amount which includes principal and accrued interest, net of unamortized issuance costs.

(4)	The principal amount and accrued interest of the Adjuvant Notes are net of the 10% reduction in principal and interest of $2.5 million and $0.4 million, respectively, received in exchange for the issuance of purchase rights.

The following tables summarize the Company’s derivative liabilities as of June 30, 2023 and December 31, 2022 as discussed in Note 8 - Stockholders’ Deficit (in thousands):

	Fair Value
	June 30, 2023 (2)		December 31, 2022(1)	Leveling
April and June 2020 Baker Warrants	$	N/A	$1	Level 3
May 2022 Public Offering Warrants		N/A	303	Level 3
June 2022 Baker Warrants		N/A	170	Level 3
December 2022 Warrants		N/A	107	Level 3
February and March 2023 Warrants		N/A	-	Level 3
Purchase rights		N/A	1,095	Level 3
Total Derivative Liabilities		$-	$1,676

(1)	As of December 31, 2022, all warrants issued by the Company are subject to liability accounting due to potential settlement in cash, an insufficient number of authorized shares and other adjustment mechanics. However, warrants with an exercise price greater than $2.50 per share were considered to be significantly out of the money and therefore the value ascribed to those warrants was considered to be de minimus and is therefore excluded from the above table.

(2)	Upon the effectuation of the reverse split on May 18, 2023, the Company has sufficient number of authorized shares. As a result, as of June 30, 2023, all derivatives in the table above were marked-to-market with an immaterial amount on May 18, 2023, and then reclassified to equity.

Change in Fair Value of Level 3 Financial Liabilities

The following tables summarize the changes in Level 3 financial liabilities related to Term Notes, Baker Notes and December 2022 Notes, and February, March and April 2023 Notes measured at fair value on a recurring basis for the three and six months ended June 30, 2023 (in thousands).

	Baker First Closing Notes	Baker Second Closing Notes	December 2022 Notes	February and March 2023 Notes	April 2023 Notes	Total
Balance at March 31, 2023	$14,280	$9,520	$3	$4	$-	$23,807
Balance at issuance	-	-	-	-	1	1
Change in fair value presented in the Condensed Consolidated Statements of Operations	-	-	153	7	-	160
Change in fair value presented in the Condensed Consolidated Statements of Comprehensive Operations	(4,920)	(3,280)	(156)	(11)	(1)	(8,368)
Balance at June 30, 2023	$9,360	$6,240	$-	$-	$-	$15,600

	Baker First Closing Notes	Baker Second Closing Notes	December 2022 Notes	February and March 2023 Notes	April 2023 Notes	Total
Balance at December 31, 2022	$23,556	$15,704	$156	$-	$-	$39,416
Balance at issuance	-	-	-	11	1	12
Change in fair value presented in the Condensed Consolidated Statements of Comprehensive Operations	(14,196)	(9,464)	(156)	(11)	(1)	(23,828)
Balance at June 30, 2023	$9,360	$6,240	$-	$-	$-	$15,600

The following tables summarize the changes in Level 3 financial liabilities related to the January 2022 Notes, the March 2022 Notes, the May 2022 Notes, and the Baker Notes measured at fair value on a recurring basis for the three and six months ended June 30, 2022 (in thousands):

	Term Notes - January 2022 Notes	Term Notes - March 2022 Notes	Term Notes - May 2022 Notes	Term Notes Total	Baker First Closing Notes	Baker Second Closing Notes	Baker Notes Total
Balance at March 31, 2022	$118	$149	$-	$267	$51,653	$34,436	$86,089
Balance at issuance	-	-	447	447	-	-	-
Debt repayment	-	-	(5,892)	(5,892)	-	-	-
Change in fair value presented in the Condensed Consolidated Statements of Operations	2	2	9,499	9,503	(1,543)	(1,029)	(2,572)
Change in fair value presented in the Condensed Consolidated Statements of Comprehensive Operations	-	-	-	-	2,205	1,470	3,675
May 2022 exchange transaction	(120)	(151)	-	(271)	-	-	-
Balance at June 30, 2022	$-	$-	$4,054	$4,054	$52,315	$34,877	$87,192

	Term Notes - January 2022 Notes	Term Notes - March 2022 Notes	Term Notes - May 2022 Notes	Term Notes Total	Baker First Closing Notes	Baker Second Closing Notes	Baker Notes Total
Balance at December 31, 2021	$-	$-	$-	$-	$49,030	$32,687	$81,717
Balance at issuance	116	149	447	712	—	—	-
Debt repayment	—	—	(5,892)	(5,892)	—	—	-
Change in fair value presented in the Condensed Consolidated Statements of Operations	4	2	9,499	9,505	1,189	792	1,981
Change in fair value presented in the Condensed Consolidated Statements of Comprehensive Operations	—	—	—	-	2,096	1,398	3,494
May 2022 exchange transaction	(120)	(151)	—	(271)	—	—	-
Balance at June 30, 2022	$-	$-	$4,054	$4,054	$52,315	$34,877	$87,192

The following tables summarize the changes in Level 3 financial liabilities related to derivative liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2023 (in thousands):

	May 2022 Public Offering Common Warrants	June 2022 Baker Warrants	December 2022 Warrants	February and March 2023 Warrants	Purchase Rights	Derivative Liabilities Total
Balance at March 31, 2023	$6	$3	$1	$6	$106	$122
Balance at issuance	-	-	-	-	26	26
Exercises	(1)	-	-	-	(6)	(7)
Change in fair value presented in the Condensed Consolidated Statements of Operations	(4)	(2)	(1)	(4)	(73)	(84)
Reclassified to equity	(1)	(1)	-	(2)	(53)	(57)
Balance at June 30, 2023	$-	$-	$-	$-	$-	$-

	April and June 2020 Baker Warrants	May 2022 Public Offering Common Warrants	June 2022 Baker Warrants	December 2022 Warrants	February and March 2023 Warrants	Purchase Rights	Derivative Liabilities Total
Balance at December 31, 2022	$1	$303	$170	$107	$-	$1,095	$1,676
Balance at issuance	-	-	-	-	6	105	111
Exercises	-	(7)	-	-	-	(186)	(193)
Change in fair value presented in the Condensed Consolidated Statements of Operations	(1)	(295)	(169)	(107)	(6)	(961)	(1,539)
Reclassified to equity	-	(1)	(1)	-	-	(53)	(55)
Balance at June 30, 2023	$-	$-	$-	$-	$-	$-	$-

The following tables summarize the changes in Level 3 financial liabilities related to derivative liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2022 (in thousands):

	Derivative Liability - Convertible Preferred Stock Conversion Feature	Derivative Liability - January 2022 Warrants	Derivative Liability - March 2022 Warrants	Derivative Liability - May 2022 Warrants	May 2022 Public Offering Common Warrants	May 2022 Public Offering Pre-Funded Warrants	June 2022 Baker Warrants	Derivative Liabilities Total
Balance at March 31, 2022	$92	$3,857	$3,893	$-	$-	$-	$-	$7,842
Balance at issuance	-	-	-	1,613	18,034	4,633	70,238	94,518
Warrant exercises	-	-	-	-	(7,145)	(4,633)	-	(11,778)
Change in fair value presented in the Condensed Consolidated Statements of Operations	-	(3,168)	(3,210)	(926)	30,352	-	-	23,048
Conversion of series B-2 convertible preferred stock	(19)	-	-	-	-	-	-	(19)
May 2022 exchange transaction	(73)	-	-	-	-	-	-	(73)
Balance at June 30, 2022	$-	$689	$683	$687	$41,241	$-	$70,238	$113,538

	Derivative Liability - Convertible Preferred Stock Conversion Feature	Derivative Liability - January 2022 Warrants	Derivative Liability - March 2022 Warrants	Derivative Liability - May 2022 Warrants	May 2022 Public Offering Common Warrants	May 2022 Public Offering Pre-Funded Warrants	June 2022 Baker Warrants	Derivative Liabilities Total
Balance at December 31, 2021	$202	$-	$-	$-	$-	$-	$-	$202
Balance at issuance	-	4,562	6,025	1,613	18,034	4,633	70,238	105,105
Warrant exercises	-	-	-	-	(7,145)	(4,633)	-	(11,778)
Change in fair value presented in the Condensed Consolidated Statements of Operations	(83)	(3,873)	(5,342)	(926)	30,352	-	-	20,128
Conversion of series B-2 convertible preferred stock	(46)	-	-	-	-	-	-	(46)
May 2022 exchange transaction	(73)	-	-	-	-	-	-	(73)
Balance at June 30, 2022	$-	$689	$683	$687	$41,241	$-	$70,238	$113,538

Valuation Methodology

Through June 30, 2022, the fair value of the Baker Notes issued, and the change in fair value of the Baker Notes at the reporting date, were determined using a Monte Carlo simulation-based model. The Monte Carlo simulation was used to take into account several embedded features and factors, including the future value of our common stock, a potential change of control event, the probability of meeting certain debt covenants, the maturity term of the Baker Notes, the probability of an event of voluntary conversion of the Baker Notes, the probability of the failure to meet the affirmative covenant to achieve $100.0 million in cumulative net sales of Phexxi by June 30, 2023, and the probability of exercise of the put right and the probability of exercise of the call right.

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

Since the third quarter of 2022, the fair value of the Baker Notes issued as described in Note 4 - Debt, and subsequent changes in fair value recorded at each reporting date, has been determined by estimating the fair value of the Market Value of Invested Capital (“MVIC”) of the Company. This was estimated using forms of the cost and market approaches. In the Cost approach, an adjusted net asset value method was used to determine the net recoverable value of the Company, including an estimate of the fair of the Company’s intellectual property. The estimated fair value of the Company’s intellectual property was valued using a relief from royalty method which required management to make significant estimates and assumptions related to forecasts of future revenue, and the selection of the royalty (3.5%) and discount (19.0%) rates. The guideline public company method served as another valuation indicator. In this form of the Market approach, comparable market revenue multiples were elected and applied to the Company’s forward revenue forecast to ultimately derive a MVIC indication. If the resulting fair value from these approaches is not estimated as greater than the contractual payout, the fair value of the Baker Notes then becomes only the Company MVIC available for distribution to this first lien note holder.

January and March 2022 Notes

The fair value of the January and March 2022 Notes issued as described in Note 4 - Debt, and subsequent changes in fair value recorded at each reporting date, was determined using a probability weighted expected return method (PWERM) model. PWERM was used to take into account several factors, including the future value of the Company’s common stock, a potential change of control event, the probability of meeting certain debt covenants, the maturity term of the January and March 2022 Notes, exercise of the put right, and exercise of the Company’s call right.

May 2022 Notes

The fair value of the May 2022 Notes issued as described in Note 4 - Debt, and subsequent changes in fair value recorded at each reporting date, was determined using a PWERM model. PWERM was used to take into account several factors, including the future value of the Company’s common stock, a potential change of control event, the probability of meeting certain debt covenants, the maturity term of the May 2022 Notes, exercise of the put right, and exercise of the Company’s call right.

December 2022 Notes and February, March and April 2023 Notes

The fair value of the December 2022 Notes and February, March and April 2023 Notes issued as described in Note 4 – Debt, were determined using a Black-Scholes option pricing model using typical inputs such as underlying market price of the Company’s common stock, the conversion/strike price, time to maturity of the December 2022 Notes and February, March and April 2023 Notes, guideline public company volatilities and a risk-free interest rate.

Purchase Rights

The Adjuvant Purchase Rights and the May Note Purchase Rights (collectively the Purchase Rights) contain certain provisions that are outside the Company’s control under which the holders can force settlement in cash; as such, the Purchase Rights are recorded as derivative liabilities in the condensed consolidated balance sheets. The Purchase Rights are valued using an option pricing model (OPM), like a Black-Scholes Methodology with changes in the fair value being recorded in the condensed consolidated statements of operations. The assumptions used in the OPM are considered level 3 assumptions and include, but are not limited to, the market value of invested capital, the cumulative equity value of the Company as a proxy for the exercise price and the expected term the Purchase Rights will be held prior to exercise and a risk-free interest rate.

Warrants

The warrants contain certain provisions, which are outside the Company’s control, under which the holders can force settlement in cash. As such, the warrants were recorded as derivative liabilities in the condensed consolidated balance sheet as of December 31, 2022. In accordance with ASC 815, warrants previously classified as equity instruments were determined to be liability classified (the Reclassified Warrants) due to the Company having an insufficient number of authorized shares as of December 31, 2022; however, the impacted warrants were reclassified as equity instruments as of June 30, 2023 as a result of the Reverse Stock Split. The Company will continue to re-evaluate the classification of its warrants at the close of each reporting period to determine their proper balance sheet classification. The warrants are valued using an OPM based on the applicable assumptions, which include the exercise price of the warrants, time to expiration, expected volatility of our peer group, risk-free interest rate, and expected dividends. The assumptions used in the OPM are considered level 3 assumptions and include, but are not limited to, the market value of invested capital, the cumulative equity value of the Company as a proxy for the exercise price, the expected term the warrants will be held prior to exercise and a risk-free interest rate and probability of change of control event.

7. Commitments and Contingencies

Operating Leases

Fleet Lease

In December 2019, the Company and Enterprise FM Trust (the Lessor) entered into a Master Equity Lease Agreement whereby the Company leases vehicles to be delivered by the Lessor from time to time with various monthly costs depending on whether the vehicles are delivered for a term of 24 or 36 months, commencing on each corresponding delivery date. The leased vehicles are for use by eligible employees of the Company’s commercial operations personnel. As of June 30, 2023, there was a total of 21 leased vehicles. The Company maintained a letter of credit as collateral in favor of the Lessor, which was included in restricted cash in the condensed consolidated balance sheet as December 31, 2022. This letter of credit was $0.3 million, which was released by the Lessor during the first quarter of 2023. The Company determined that the leased vehicles are accounted for as operating leases under ASC 842, Leases (ASC 842). In September 2022, the Company extended the lease term for an additional 12 months for the vehicles with a term of 24 months. The Company determined that such extension is accounted for as a modification, for which the Company reassessed the lease classification and the incremental borrowing rate on the modification date and accounted for accordingly.

2020 Lease and the First Amendment

On October 3, 2019, the Company entered into an office lease for approximately 24,474 square feet (the High Bluff Premises) pursuant to a non-cancelable lease agreement (the 2020 Lease). The 2020 Lease commenced on April 1, 2020 and expires on September 30, 2025, unless terminated earlier in accordance with its terms. The Company has a right to extend the term of the lease for an additional five years, although at this time the Company does not anticipate exercising such extension. The Company provided the landlord with a $0.75 million security deposit in the form of a letter of credit for the High Bluff Premises.

On April 14, 2020, the Company entered into the first amendment to the 2020 Lease for an additional 8,816 rentable square feet of the same office location (the Expansion Premises), which commenced on September 1, 2020 and will expire on September 30, 2025. The Company provided an additional $0.05 million in a letter of credit for the Expansion Premises. As of December 31, 2022, restricted cash maintained as collateral for the Company’s security deposit was $0.8 million.

On March 20 2023, the Company received a notice of default from its landlord for failing to timely pay March 2023 rent, resulting in a breach under the agreement. As a result, the Company’s letter of credit in the amount of $0.8 million, in restricted cash, was recovered by the landlord. In June 2023, the Company reached a settlement with the landlord. As a result of such settlement, the Company reversed its associated remaining ROU assets of $3.3 million and lease liabilities of $4.2 million and recognized a gain of $0.2 million.

2022 Sublease

On May 27, 2022, the Company entered into a sublease agreement with AMN Healthcare, Inc. (AMN), pursuant to which the Company agreed to sublease 16,637 rentable square feet of the High Bluff Premises to AMN for a term commencing on June 15, 2022 and ending coterminous with the 2020 Lease on September 30, 2025, in exchange for the sum of approximately $0.1 million per month, subject to an annual 3.5% increase each year. Gross sublease income was $0.3 million for the three and six months ended June 30, 2023 and was immaterial for the three and six months ended June 30, 2022. The sublease was terminated along with the settlement of the 2020 Lease.

Supplemental Financial Statement Information

		Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost (in thousands)	Classification	2023	2022	2023	2022
Operating lease expense	Research and development	$59	$85	$125	$171
Operating lease expense	Selling and marketing	88	268	247	499
Operating lease expense	General and administrative	103	250	334	509
Total		$250	$603	$706	$1,179

Lease Term and Discount Rate	June 30, 2023	December 31, 2022
Weighted Average Remaining Lease Term (in years)	1.17	2.68
Weighted Average Discount Rate	12%	12%

Maturity of Operating Lease Liabilities (in thousands)	June 30, 2023
Remainder of 2023 (6 months)	$94
Year ending December 31, 2024	109
Year ending December 31, 2025	9
Total lease payments	212
Less imputed interest	(17)
Total	$195

	Six Months Ended June 30,
Other information (in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows in operating leases	$1,427	$1,289

Other Contractual Commitments

In November 2019, the Company entered into a supply and manufacturing agreement with a third party to manufacture Phexxi, with potential to manufacture other product candidates in accordance with all applicable current good manufacturing practice regulations, pursuant to which the Company has certain minimum purchase commitments based on the forecasted product sales. There were no purchases under the supply and manufacturing agreement for the three- and six-month periods ended June 30, 2023 or June 30, 2022.

Contingencies

From time to time the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. During the six months ended June 30, 2023, the Company settled a portion of its trade payables with numerous vendors, which resulted in a $1.3 million reduction in trade payables recorded in the second quarter of 2023. As of June 30, 2023, there were no claims or actions pending against the Company which management believes has a probable, or reasonably possible, probability of an unfavorable outcome. However, the Company may receive trade payable demand letters from its vendors that could lead to potential litigation. As of June 30, 2023, approximately 98% of our trade payables were greater than 90 days past due.

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

On August 7, 2023, Padagis filed its Answer and Defenses to Complaint for Patent Infringement and Defendant’s Counterclaims (the “Counterclaim”). In the Counterclaim, Padagis is seeking for the Court to dismiss the Complaint, declare the Patents-in-Suit invalid, a declaration that the filing of Padagis’ ANDA or the manufacture, use, sale, offer for sale or importation of Padagis’ Proposed Product has not, does not and would not infringe any valid claim, if any, of the Patents-in-Suit. Padagis is not seeking monetary damages in its Counterclaim.

Intellectual Property Rights

In 2014, the Company entered into an amended and restated license agreement (the Rush License Agreement) with Rush University Medical Center (Rush University) pursuant to which Rush University granted the Company an exclusive, worldwide license of certain patents and know-how related to its multipurpose vaginal pH modulator technology. For the U.S. patent that the Company licensed from Rush University, three Orders Granting Interim Extension (OGIEs) were received from the USPTO, extending the expiration of this patent to September 2023. Pursuant to the Rush License Agreement, the Company is obligated to pay Rush University an earned royalty based upon a percentage of net sales in the range of mid-single digits until the expiration of this patent. In September 2020, the Company entered into the first amendment to the Rush License Agreement, pursuant to which the Company is also obligated to pay a minimum annual royalty amount of $0.1 million to the extent the earned royalties do not equal or exceed $0.1 million commencing January 1, 2021. Such royalty costs, included in cost of goods sold, were $0.2 million and $0.3 million for the three and six months ended June 30, 2023, respectively, and $0.2 and $0.5 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2023 and December 31, 2022, approximately $0.7 million and $0.6 million, respectively, was included in accrued expenses in the condensed consolidated balance sheets.

8. Stockholders’ Deficit

Warrants

In April and June 2020, pursuant to the Baker Bros. Purchase Agreement, as discussed in Note 4 – Debt, the Company issued warrants to purchase up to 2,732 shares of common stock in a private placement at an exercise price of $4,575 per share. The Second Baker Amendment provides that the exercise price of the Baker Warrants will equal the conversion price of the Baker Notes. The exercise price of the Baker warrants was reset to $1.625 per share in the first quarter of 2023, to $0.8125 per share in April 2023, and to $0.40 per share in August 2023.

In January 2022, pursuant to the January 2022 Securities Purchase Agreement as discussed in Note 4 – Debt, the Company issued warrants to purchase up to 8,003 shares of the Company’s common stock in a registered direct offering at an exercise price of $735 per share. In March 2022, pursuant to the March 2022 Securities Purchase Agreement as discussed in Note 4 – Debt, the Company issued warrants to purchase up to 8,303 shares of common stock in a registered direct offering at an exercise price of $897.56 per share.

In May 2022, pursuant to the exchange agreement as described in Note 4 – Debt, the Company issued common warrants to purchase up to 6,666 shares of common stock at an exercise price of $309.56 per share. The warrants have a five-year term and were exercisable beginning on May 4, 2022.

In May 2022, pursuant to the May 2022 Public Offering as described below, the Company issued common warrants to purchase up to 568,000 shares of common stock at an exercise price of $93.75 per share, and pre-funded warrants to purchase up to 102,680 shares of common stock at an exercise price of $0.125 per share. The warrants have a five-year term and were exercisable beginning May 24, 2022. The common warrants contain (and the pre-funded warrants contained) customary 4.99% and 19.99% limitations on exercise provisions. The exercise price and number of shares issuable upon exercise of the common warrants is subject to adjustment for certain dilutive issuances, stock splits and similar recapitalization transactions. During the second quarter of 2022, all pre-funded warrants were exercised for an immaterial amount of cash and 225,039 shares of common warrants were exercised for total proceeds of $21.1 million.

In June 2022, as required by the Second Baker Amendment, the Company issued the June 2022 Baker Warrants to purchase up to 582,886 shares of the Company’s common stock, $0.0001 par value per share. The June 2022 Baker Warrants have an exercise price of $93.75 per share and a five-year term and were exercisable beginning June 28, 2022. The June 2022 Baker Warrants also contain customary 4.99% and 19.99% limitations on exercise provisions. The exercise price and number of shares issuable upon exercise of the June 2022 Baker Warrants is subject to adjustment for certain dilutive issuances, stock splits and similar recapitalization transactions. The strike price of these warrants reset to $1.625 during the first quarter of 2023, to $0.8125 in April 2023, and to $0.40 in August 2023.

In February, March and April 2023, pursuant to the 2023 Securities Purchase Agreement as discussed in Note 4 – Debt, the Company issued warrants to purchase up to 1,152,122 shares of the Company’s common stock at an exercise price of $2.50 per share, and up to 615,384 shares of the Company’s common stock at an exercise price of $1.25 per share. In April 2023, the strike price of the February and March 2023 Warrants reset to $0.8125. In August 2023, the strike price of the February and March 2023 Warrants and April 2023 Warrants reset to $0.40 per share.

As of June 30, 2023, warrants to purchase up to 3,642,343 shares of the Company’s common stock remain outstanding at a weighted average exercise price of $14.64 per share. In accordance with ASC 815, certain warrants previously classified as equity instruments were determined to be liability classified (the Reclassified Warrants) due to the Company having an insufficient number of authorized shares as of December 31, 2022; however, the impacted warrants were reclassified back to as equity instruments as of June 30, 2023 as a result of the May 2023 Reverse Stock Split. The Company will continue to re-evaluate the classification of its warrants at the close of each reporting period to determine the proper balance sheet classification for them. These warrants are summarized below:

Type of Warrants	Underlying Common Stock to be Purchased	Exercise Price	Issue Date	Exercise Period
Common Warrants	4	$6,918.75	June 11, 2014	June 11, 2014 to June 11, 2024
Common Warrants	452	$14,062.50	May 24, 2018	May 24, 2018 to May 24 2025
Common Warrants	-	$14,062.50	June 26, 2018	June 26, 2018 to June 26, 2025
Common Warrants	888	$11,962.50	April 11, 2019	October 11, 2019 to April 11, 2026
Common Warrants	1,480	$11,962.50	June 10, 2019	December 10, 2019 to June 10, 2026
Common Warrants	1,639	$0.8125	April 24, 2020	April 24, 2020 to April 24, 2025
Common Warrants	1,092	$0.8125	June 9, 2020	June 9, 2020 to June 9, 2025
Common Warrants	8,003	$735.00	January 13, 2022	March 1, 2022 to March 1, 2027
Common Warrants	8,303	$897.56	March 1, 2022	March 1, 2022 to March 1, 2027
Common Warrants	6,666	$309.56	May 4, 2022	May 4, 2022 to May 4, 2027
Common Warrants	894,194	$0.8125	May 24, 2022	May 24, 2022 to May 24, 2027
Common Warrants	582,886	$0.8125	June 28, 2022	May 24, 2022 to June 28, 2027
Common Warrants	369,230	$0.8125	December 21, 2022	December 21, 2022 to December 21, 2027
Common Warrants	653,538	$0.8125	February 17, 2023	February 17, 2023 to February 17, 2028
Common Warrants	240,000	$0.8125	March 13, 2023	March 13, 2023 to March 13, 2028
Common Warrants	258,584	$0.8125	March 20, 2023	March 20, 2023 to March 20, 2028
Common Warrants	615,384	$1.25	April 5, 2023	April 5, 2023 to April 5, 2028
Total	3,642,343

Convertible and Redeemable Preferred Stock

In October 2021, the Company issued 5,000 shares of Series B-1 Convertible Preferred Stock, par value $0.0001 per share, at a price of $1,000.00 per share, and 5,000 shares of Series B-2 Convertible Preferred Stock, par value $0.0001 per share, at a price of $1,000.00 per share to Keystone Capital Partners (Keystone Capital) through a registered direct offering.

The Series B-1 and B-2 Convertible Preferred Stock were convertible into shares of common stock at any time at a conversion price per share of the greater of Fixed Conversion Price or Variable Conversion Price as defined. All 5,000 shares of B-1 Convertible Preferred Stock were converted in 2021. Pursuant to the terms of the Series B-2 Convertible Preferred Stock, the Fixed Conversion Price was adjusted during the first quarter of 2022 for certain dilutive issuances. The adjustment period ended on April 25, 2022 and the Fixed Conversion Price was fixed at $332.50 from the sale of common stock pursuant to the Seven Knots Purchase Agreement. During March and April 2022, Keystone Capital converted their 1,200 shares of B-2 Convertible Preferred Stock into 2,347 shares of the Company’s common stock at a conversion price of $587.50 per share.

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

Nonconvertible and Redeemable Preferred Stock

On December 16, 2022, the Company filed a Certificate of Designation of Series D Non-Convertible Preferred Stock, par value $0.0001 per share (the Series D Preferred Shares). An aggregate of 70 shares was authorized; these shares were not convertible into shares of common stock, had limited voting rights equal to 1% of the total voting power of the then-outstanding shares of common stock entitled to vote, were not entitled to dividends, and were required to be redeemed by the Company once its shareholders approved a reverse split, as described in the Certificate of Designation. All 70 shares of the Series D Preferred were subsequently issued in connection with the December 2022 Securities Purchase Agreement as discussed in Note 5 - Debt. The Series D Preferred Shares, which were classified as liabilities as of December 31, 2022, were redeemed in July 2023.

Common Stock

Effective December 15, 2021, the Company further amended its amended and restated certificate of incorporation to increase the number of authorized shares of common stock to 500,000,000 shares.

Public Offerings

In May 2022, the Company completed an underwritten public offering (the May 2022 Public Offering), whereby the Company issued 181,320 shares of common stock and common warrants (the May Common Stock Warrants) to purchase 362,640 shares of common stock at a price to the public of $93.75. The common warrants have an exercise price of $93.75 per share, a five-year term, and were exercisable beginning on May 24, 2022. In the May 2022 Public Offering the Company also issued pre-funded warrants to purchase 102,680 shares of common stock and common warrants to purchase 205,360 shares of common stock at a price to the public of $93.63. The pre-funded warrants had an exercise price of $0.125 per share, were exercisable beginning on May 24, 2022, and were fully exercised after completion of this offering. The Company received proceeds from the May 2022 Public Offering of $18.1 million, net of $5.9 million debt repayment, underwriting discounts and offering expenses. As discussed above in Warrants, the May Common Stock Warrants were impacted by dilution adjustments and the strike price was reset to $1.625 during the first quarter of 2023, to $0.8125 in April 2023 and with a further strike price reset to $0.40 in August 2023 (as described in Note 10 – Subsequent Events).

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

Purchase Rights

On September 15, 2022, the Company entered into certain exchange agreements with the Adjuvant Purchasers and the May 2022 Notes Purchasers to exchange, upon request, the Purchase Rights for an aggregate of 942,080 shares of the Company’s common stock. The number of right shares for each Purchase Right is initially fixed at issuance, but is subject to certain customary adjustments, and, until the second anniversary of issuance, adjustments for certain dilutive Company equity issuances and expire on June 28, 2027. Refer to Note 6 - Fair Value of Financial Instruments for the accounting treatment of the Purchase Rights. In connection with the February, March and April 2023 Notes issuance, during the period ended June 30, 2023, the Company increased the number of outstanding Purchase Rights by 15,218,227 due to the reset of its exercise price. During the three months ended June 30, 2023, the Company issued 673,820 shares of common stock upon the exercises of certain Purchase Rights. As of June 30, 2023, Purchase Rights of 28,783,233 shares of the Company’s common stock remained outstanding. The Purchase Rights had an additional dilution adjustment in the third quarter of 2023.

Unregistered shares

On June 8, 2022, the Company entered into an agreement for services with a360 Media, LLC (a360 Media), pursuant to which a360 Media will provide professional media support and advertising services in exchange for, at a360 Media’s option, either (a) $860,119 in cash, or (b) 18,547 shares of the Company’s common stock at a value of $46.375 per share. On July 18, 2022, the Company and a360 Media entered into a similar agreement for professional media support and advertising services in exchange for, at a360 Media’s option, either (a) $1,409,858 in cash, or (b) 12,802 shares of the Company’s common stock at a value of $110.125 per share. Pursuant to these two agreements, the company issued an aggregate 31,349 unregistered shares of the Company’s common stock to a360 Media. These shares were issued in reliance upon an exemption from registration afforded by Section 4(a)(2) promulgated under the Securities Act of 1933, as amended. The Company evaluated the a360 Media agreement and determined that in accordance with ASC 480 and ASC 718, Compensation-Stock Compensation (ASC 718), the common stock issued to a360 should be equity classified and recorded as a prepaid asset in the condensed consolidated balance sheets. When the requisite service condition was met, the Company recognized the noncash stock-based compensation expense.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows in common equivalent shares as of June 30, 2023:

Common stock issuable upon the exercise of stock options outstanding	4,268
Common stock issuable upon the exercise of common stock warrants	3,642,343
Common stock available for future issuance under the 2019 ESPP	509
Common stock available for future issuance under the Amended and Restated 2014 Plan	5,276
Common stock available for future issuance under the Amended Inducement Plan	601
Common stock reserved for the exercise of purchase rights	28,783,233
Common stock reserved for the conversion of convertible notes	158,575,812
Total common stock reserved for future issuance	191,012,042

9. Stock-based Compensation

Equity Incentive Plans

The following table summarizes stock-based compensation expense related to stock options, restricted stock awards (RSAs) granted to employees, non-employee directors and consultants, and the 2019 Employee Stock Purchase Plan (the 2019 ESPP) included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Research and development	29	166	69	341
Selling and marketing	47	152	104	315
General and administrative	192	763	512	1,492
Total	$268	$1,081	$685	$2,148

Stock Options

There were no shares of stock options granted during the three and six months ended June 30, 2023, respectively. As of June 30, 2023, unrecognized stock-based compensation expense for employee stock options was approximately $1.6 million, which the Company expects to recognize over a weighted-average remaining period of 2.1 years, assuming all unvested options become fully vested.

Restricted Stock Awards

There were no shares of performance-based RSAs granted during the three and six months ended June 30, 2023, respectively, to the Company’s executive management team.

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

As of June 30, 2023, there was no unrecognized noncash stock-based compensation expense related to unvested RSAs.

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

There were no shares of common stock purchased under the 2019 ESPP during the three and six months ended June 30, 2023 while there were 601 shares purchased during the three and six months ended June 30, 2022.

The fair market value of shares to be issued to employees under the 2019 ESPP is estimated using a Black-Scholes option-pricing model at the grant date, which requires the use of subjective and complex assumptions, including (i) the expected stock price volatility, (ii) the calculation of the expected term of the award, (iii) the risk-free interest rate and (iv) the expected dividend yield. The following weighted average assumptions were used in the calculation of fair value of shares under the 2019 ESPP at the grant dates for the three and six months ended June 30, 2022. No grant date fair value calculation was performed during the three and six months ended June 30, 2023.

Three and Six months ended June 30,
2022
Expected volatility	177.2%
Risk-free interest rate	2.3%
Expected dividend yield	0.0%
Expected term (years)	0.5

10. Subsequent Events

Subsequent events were evaluated through the filing date of this Quarterly Report, August 14, 2023.

Additional Financings

In July 2023, the Company entered into a securities purchase agreement with certain investors providing for the sale and issuance of senior subordinate convertible notes (the July 2023 SPA). The July 2023 SPA included (i) convertible promissory notes with aggregate original principal amounts of approximately $1.5 million (the July 2023 Notes), and (ii) warrants to purchase 1,200,000 shares of common stock (the July 2023 Warrants and collectively, the July 2023 Offering). The July 2023 Offering closed on July 3, 2023 (the July 2023 Closing), with net proceeds to the Company, after deducting offering expenses, of approximately $1.0 million. The July 2023 SPA also included a Registration Rights Agreement that requires the Company to register the common stock underlying the July 2023 Notes and July 2023 Warrants within the timeframes specified therein.

In August 2023, the Company entered into a securities purchase agreement with certain investors providing for the sale and issuance of senior subordinate convertible notes (the August 2023 SPA). The August 2023 SPA included (i) convertible promissory notes with aggregate original principal amounts of approximately $1.0 million (the August 2023 Notes), and (ii) warrants to purchase 799,999 shares of common stock (the August 2023 Warrants and collectively, the August 2023 Offering). The August 2023 Offering closed on August 4, 2023 (the August 2023 Closing), with net proceeds to the Company, after deducting offering expenses, of approximately $0.5 million. The August 2023 SPA also included a Registration Rights Agreement that requires the Company to register the common stock underlying the August 2023 Notes and August 2023 Warrants within the timeframes specified therein.

Settlement of Trade Payables

Subsequent to June 30, 2023, the Company settled a portion of its trade payables with several vendors, which resulted in a $0.1 million reduction in trade payables being recorded as contra expense in the third quarter of 2023.

Increase to Authorized Shares

On August 4, 2023, the Company’s board of directors approved, subject to stockholder approval, and recommended its stockholders approve at the 2023 shareholders’ annual meeting in September 2023, to increase the number of shares of common stock authorized for issuance from 500,000,000 shares to 1,200,000,000 shares in the best interests of the Company and its shareholders.

Warrants and Purchase Rights Exercises

Subsequent to June 30, 2023, there was the noncash exercise of 1,147,332 Purchase Rights for an equivalent number of shares of common stock and issuance of 388,638 shares of common stock upon noncash conversion of December 2022 Notes.

Preferred Stock Transaction

On August 7, 2023, the Company filed a Certificate of Designation of Series E-1 Convertible Preferred Stock, par value $0.0001 per share (the Series E-1 Convertible Preferred Shares). An aggregate of 2,300 shares was authorized. They are convertible into shares of common stock at a conversion price of $0.40 per share and are both counted toward quorum on the basis of and have voting rights equal to the number of shares of Common Stock into which the Series E-1 Convertible Preferred Shares are then convertible. The Series E-1 Convertible Preferred Shares are entitled to dividends, payable in shares of Common Stock. On August 7, 2023, certain investors party to the December 2022 Notes and the February 2023 Notes exchanged $1.8 million total in principal and accrued interest under the outstanding convertible promissory notes for 1,800 shares of Series E-1 Preferred Stock (the August 2023 Preferred Stock Transaction).

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

Phexxi as a Contraceptive; Commercial Strategies

Our sales force promotes Phexxi directly to obstetrician/gynecologists and their affiliated health professionals, who collectively write the majority of prescriptions for contraceptive products. As of June 30, 2023, our sales force comprises approximately 16 regional sales representatives, three business managers and a VP of sales, supported by a self-guided virtual health care provider (HCP) learning platform. Additionally, we offer women direct access to Phexxi via our telehealth platform. Using the platform, women can directly meet with an HCP to determine their eligibility for a Phexxi prescription and, if eligible, have the prescription written by the HCP, filled, and mailed directly to them by a third-party pharmacy.

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

We continue working to increase the number of lives covered and to gain a preferred formulary position for Phexxi. We gained coverage for 32.5 million lives in 2022 and have added 22.1 million lives since December 31, 2022. We currently have 65% coverage within our Commercial and Medicaid books of business, including 19.3 million lives covered at no out-of-pocket cost as of May 9, 2023 and approximately 13.7 million lives covered under our December 2020 contract award from the U.S. Department of Veterans Affairs. As of June 2023, the Phexxi approved claims rate has reached 81%.

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

As of January 1, 2023, most insurers and pharmacy benefit managers (PBMs) must provide coverage, with no out-of-pocket costs (e.g., $0 copay) to the subscriber or dependent, for FDA-approved contraceptive products, like Phexxi, prescribed by healthcare providers.

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

Ex-United States Markets

In markets outside of the United States, we intend to establish regional and/or global partnerships by either sublicensing the commercialization rights or entering into distribution agreements with one or more third parties for the commercialization of Phexxi in that market. We are currently in discussion with potential partners for various geographies. We cannot forecast when or if these arrangements will be secured, the structure or potential amount of revenues from these arrangements, whether such revenues would be upfront, triggered by the achievement of milestones or related to future Phexxi sales (assuming approval of Phexxi for commercial sale outside of the United States), or to what degree these arrangements would affect our development plans, future revenues and overall capital requirements.

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

In October 2022, Phexxi was approved in Nigeria as Femidence™. This is the first regulatory approval for the contraceptive vaginal gel outside the U.S.

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

The FDA granted Fast Track designation and Qualified Infectious Disease Product (QIDP) designation to EVO100 for the prevention of both chlamydia and gonorrhea in women.

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

Phase 2-Ready: EVO200 Vaginal Gel for Recurrent Bacterial Vaginosis

Our investigational candidate for the reduction of recurrent bacterial vaginosis (BV), EVO200 vaginal gel, uses the same proprietary vaginal pH modulator platform as Phexxi. In a Phase 1 dose-finding trial for this indication, the highest dose formulation of the study drug demonstrated reduced vaginal pH for up to seven days following a single administration. The FDA has designated EVO200 as a QIDP for this indication. Due to financial constraints, all further development of EVO200 is on hold.

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

We are obligated to pay quarterly royalty payments, pursuant to our license agreement with Rush University, in amounts equal to a single-digit percentage of the gross amounts we receive on a quarterly basis less certain deductions incurred in the quarter based on a sliding scale. We are also obligated to pay a minimum annual royalty amount of $0.1 million to the extent these earned royalties do not equal or exceed $0.1 million in any given year. A minimum annual royalty amount of $0.1 million was first required for the annual period commencing on January 1, 2021. These royalty costs were $0.2 million in each of the three months ended June 30, 2023 and 2022 and $0.3 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively, and were included in the cost of goods sold in the condensed consolidated financial statements.

Research and Development Expenses

Research and development expenses decreased significantly in the three months ended June 30, 2023 compared to the prior year quarter primarily due to the completion of EVOGUARD clinical trial in the fourth quarter of 2022. As previously noted, we have discontinued this program and placed additional programs on hold, and therefore expect a significant reduction in clinical trial expense in 2023 versus 2022 levels.

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

We expense internal and third-party research and development expenses as incurred. The following table summarizes research and development expenses by product candidate (in thousands):

	Three Months Ended June		Six Months Ended June
	2023	2022	2023	2022
Allocated third-party development expenses:
EVO100 for prevention of chlamydia/gonorrhea - Phase 3 (EVOGUARD)	$(186)	$5,455	$(93)	$13,742
Total allocated third-party development expenses	(186)	5,455	(93)	13,742
Unallocated internal research and development expenses:
Noncash stock-based compensation expenses	29	166	69	341
Payroll related expenses	321	1,296	634	2,662
Outside services costs	41	546	71	791
Other	197	281	261	599
Total unallocated internal research and development expenses	588	2,289	1,035	4,393
Total research and development expenses	$402	$7,744	$942	$18,135

Selling and Marketing Expenses

In connection with our overall cost reduction strategy, our selling and marketing expenses decreased significantly in the three months ended June 30, 2023 compared to the prior year quarter due to reductions in media and marketing activities related to ongoing Phexxi promotional strategies, including direct to consumer (DTC) and HCP advertising as well as the sample program, and the Phexxi telehealth platform.

Our selling and marketing expenses consist primarily of Phexxi commercialization costs, the Phexxi telehealth platform, our sample program, training, salaries, benefits, travel, noncash stock-based compensation expense and other related costs for our employees and consultants.

General and Administrative Expenses

Our general and administrative expenses decreased significantly in the three months ended June 30, 2023 compared to the prior year quarter primarily due to decreased professional fees and reduced headcounts.

Our general and administrative expenses consist primarily of salaries, benefits, travel, business development expenses, investor relations expenses, noncash stock-based compensation and other related costs for our employees and consultants performing executive, administrative, finance, legal and human resource functions. Other general and administrative expenses include facility-related costs not otherwise included in research and development or selling and marketing, and professional fees for accounting, auditing, tax and legal fees and other costs associated with obtaining and maintaining our patent portfolio.

Other Income (Expense)

Other income (expense) consists primarily of interest expense and the change in fair value of financial instruments issued in various capital raise transactions. The change in fair value of financial instruments was recognized as a result of mark-to-market adjustments for those financial instruments.

Results of Operations

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022 (in thousands):

Net Product Sales

	Three Months Ended June 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
Product sales, net	$2,458	$6,034	$(3,576)	(59)%

The decrease in product sales, net, was primarily due to lower Phexxi ex-factory unit sales reflecting lower demand in the current period due to the absence of marketing and DTC promotion and the 73% sales force reduction. Additionally, $1.6 million in product returns was recorded in the three months ending June 30, 2023. This was product manufactured to meet anticipated demand based on pre-launch, pre-COVID sales forecasting. At the time of manufacture, the product shelf life was 30 months. We succeeded in extending the product shelf life to 48 months in June 2022, but product sold prior to that date could not be relabeled. COVID hindered our ability to access HCP’s, fully execute on our commercial strategy and meet forecasted sales levels, resulting in product returns. These factors were offset, in part, by more favorable payer coverage in the current period.

Cost of Goods Sold

	Three Months Ended June 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
Cost of goods sold	$2,293	$1,285	$1,008	78%

The increase in cost of goods sold was primarily due to an increase in an inventory excess and obsolete reserve recorded in the current period. Additionally, several lots were re-packaged in order to comply with the extended shelf life recently approved by the FDA, which will result in less excess and obsolete inventory but also added costs to each re-worked unit.

Research and Development Expenses

	Three Months Ended June 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
Research and development	$402	$7,744	$(7,342)	(95)%

The decrease in research and development expenses was primarily due to a $6.1 million decrease in clinical trial costs, outside services and regulatory related activities (inclusive of the $0.2 million in AP settlements reached with various vendors) associated with EVOGUARD, which was completed in the fourth quarter of 2022, and a $1.1 million decrease in personnel costs due to reduced headcount, and lower noncash stock-based compensation.

Selling and Marketing Expenses

	Three Months Ended June 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
Selling and marketing	$2,197	$12,298	$(10,101)	(82)%

The decrease in selling and marketing expenses was primarily due to a $6.1 million decrease in marketing and DTC promotion costs, including media agency and other outside services fees (inclusive of the $0.6 million in AP settlements reached with various vendors), a $2.9 million decrease in personnel costs due to reduced headcount and lower noncash stock-based compensation, a $0.5 million decrease in facilities costs and a reduction in travel and other expenses of $0.6 million.

General and Administrative Expenses

	Three Months Ended June 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
General and administrative	$4,902	$9,126	$(4,224)	(46)%

The decrease in general and administrative expenses was primarily due to a $3.0 million decrease in professional services fees related to legal and finance (inclusive of the $0.5 million in AP settlements reached with various vendors), a $1.2 million decrease in personnel costs due to reduced headcount and lower noncash stock-based compensation, and a $0.9 million decrease in costs for outside services. The decreases were offset by a net loss of $1.4 million related to the settlements of several fleet leases and the office lease, and the disposal of the office furniture and leasehold improvements.

Total other expense, net

	Three Months Ended June 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
Total other expense, net	$(1,219)	$(101,541)	$100,322	(99)%

Total other expense, net, for the three months ended June 30, 2023 primarily included $0.6 million of interest expense related to the Adjuvant Note.

Total other expense, net, for the three months ended June 30, 2022 primarily included a $71.2 million recorded loss on issuance of warrants, primarily from the June 2022 Baker Warrants, and a $30.0 million recorded loss from the change in fair value of the May 2022 Public Offering common warrants, the January and March 2022 Warrants, the May 2022 Warrants, and the Baker Notes.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022 (in thousands):

Net Product Sales

	Six Months Ended June 30,		2023 vs. 2022
	2023	2022	$ Change	% Change

Product sales, net	$8,267	$10,285	$(2,018)	(20)%

The decrease in product sales, net, was primarily due to lower Phexxi ex-factory unit sales reflecting lower demand in the current period due to the absence of marketing and DTC promotion and the 73% sales force reduction. Additionally, $1.6 million in product returns was recorded in the six months ending June 30, 2023. This was product manufactured to meet anticipated demand based on pre-launch, pre-COVID sales forecasting. At the time of manufacture, the product shelf life was 30 months. We succeeded in extending the product shelf life to 48 months in June 2022, but product sold prior to that date could not be relabeled. COVID hindered our ability to access HCP’s, fully execute on our commercial strategy and meet forecasted sales levels, resulting in product returns. These factors were offset, in part, by more favorable payer coverage in the current period.

Cost of Goods Sold

	Six Months Ended June 30,		2023 vs. 2022
	2023	2022	$ Change	% Change

Cost of goods sold	$3,669	$2,351	$1,318	56%

The increase in cost of goods sold was primarily due to an increase in an inventory excess and obsolete reserve recorded in the current period. Additionally, several lots were re-packaged in order to comply with the extended shelf life recently approved by the FDA, which will result in less excess and obsolete inventory but also added costs to each re-worked unit.

Research and Development Expenses

	Six Months Ended June 30,		2023 vs. 2022
	2023	2022	$ Change	% Change

Research and development	$942	$18,135	$(17,193)	(95)%

The decrease in research and development expenses was primarily due to a $13.0 million decrease in clinical trial costs (inclusive of the $0.2 million in AP settlements reached with various vendors) associated with EVOGUARD, which was completed in the fourth quarter of 2022, a $2.3 million decrease in personnel costs due to reduced headcount and lower noncash stock-based compensation, and a $1.5 million decrease in outside services costs.

Selling and Marketing Expenses

	Six Months Ended June 30,		2023 vs. 2022
	2023	2022	$ Change	% Change

Selling and marketing	$6,051	$25,003	$(18,952)	(76)%

The decrease in selling and marketing expenses was primarily due to a $13.1 million reduction in outside services, facilities and media and marketing costs (inclusive of the $0.6 million in AP settlements reached with various vendors), a $4.9 million decrease in payroll and related expenses due to lower headcount and a $0.9 million reduction in travel and other expenses.

General and Administrative Expenses

	Six Months Ended June 30,		2023 vs. 2022
	2023	2022	$ Change	% Change

General and administrative	$8,520	$18,144	$(9,624)	(53)%

The decrease in general and administrative expenses was primarily due to a $5.0 million decrease in legal, corporate, and financing related expenses (inclusive of the $0.5 million in AP settlements reached with various vendors) as well as a $3.8 million decrease in personnel costs due to reduced headcount. Further, there was also a reduction of $1.8 million in facilities and outside services as well as a reduction of $0.2 million related to business development expenses. The decreases were offset by a net loss of $1.4 million related to the settlements of several fleet leases and the office lease, and the disposal of the office furniture and leasehold improvements.

Total other income (expense), net

	Six Months Ended June 30,		2023 vs. 2022
	2023	2022	$ Change	% Change

Total other income (expense), net	$9	$(104,497)	$104,506	(100)%

Total other expense, net, for the six months ended June 30, 2023 primarily $1.1 million of interest expense related to the Adjuvant Note partially offset by a gain of approximately $1.5 million related to the change in fair value of financial instruments.

Total other expense, net for the six months ended June 30, 2022 primarily included a $72.0 million recorded loss on issuance of warrants, primarily from the June 2022 Baker Warrants, and a $31.6 million recorded loss primarily from the change in fair value of the May 2022 Public Offering common warrants, the January and March 2022 Warrants, the May 2022 Warrants, and the Baker Notes.

Liquidity and Capital Resources

Overview

As of June 30, 2023, we had a working capital deficit of $57.7 million and an accumulated deficit of $949.6 million. We have financed our operations to date primarily through the issuance of preferred stock, common stock, warrants and convertible and term notes; cash received from private placement transactions; and, to a lesser extent, product sales. As of June 30, 2023, we had approximately $0.6 million in restricted cash from the Adjuvant Notes (as defined in Note 4 - Debt). Management believes that the Company’s cash, cash equivalents and short term investments as of June 30, 2023 are insufficient to fund operations for at least the next 12 months from the date of this Quarterly Report on Form 10-Q is filed with the SEC.

We have incurred losses and negative cash flows from operating activities since inception. During the six months ended June 30, 2023, we received gross proceeds of approximately $2.1 million, in aggregate, from the sale and issuance of senior subordinated convertible notes and warrants, and $0.2 million from the exercise of common warrants.

Subsequent to quarter end on June 30, 2023, the Company entered into a securities purchase agreement with certain investors providing for the sale and issuance of senior subordinate convertible notes (the July 2023 SPA). The July 2023 SPA included (i) convertible promissory notes with aggregate original principal amounts of approximately $1.5 million (the July 2023 Notes), and (ii) warrants to purchase 1,200,000 shares of common stock (the July 2023 Warrants and collectively, the July 2023 Offering). The July 2023 Offering closed on July 3, 2023 (the July 2023 Closing), with net proceeds to the Company, after deducting offering expenses, of approximately $1.0 million. The July 2023 SPA also included a Registration Rights Agreement that requires the Company to register the common stock underlying the July 2023 Notes and July 2023 Warrants within the timeframes specified therein.

In August 2023, the Company entered into a securities purchase agreement with certain investors providing for the sale and issuance of senior subordinate convertible notes (the August 2023 SPA). The August 2023 SPA included (i) convertible promissory notes with aggregate original principal amounts of approximately $1.0 million (the August 2023 Notes), and (ii) warrants to purchase 799,999 shares of common stock (the August 2023 Warrants and collectively, the August 2023 Offering). The August 2023 Offering closed on August 4, 2023 (the August 2023 Closing), with net proceeds to the Company, after deducting offering expenses, of approximately $0.5 million. The August 2023 SPA also included a Registration Rights Agreement that requires the Company to register the common stock underlying the August 2023 Notes and August 2023 Warrants within the timeframes specified therein.

We aim to reach operational earnings before interest, taxes, depreciation, amortization (EBITDA) break even on a quarterly basis by year-end 2023 and anticipate that we will continue to restructure our trade payables with extended terms and to attempt to cure existing defaults. We have implemented measures, including headcount reductions in November 2022 and March 2023, to better align our cost structure with projected revenues. For 2023, we expect:

●	research and development expenses to decrease significantly primarily due to the completion of EVOGUARD and discontinuation of this, and all other, clinical programs in October 2022;
●	selling and marketing expenses to decrease significantly due to reductions in media and marketing activities related to ongoing Phexxi promotional strategies; and
●	general and administrative expenses to decrease slightly due to reductions in headcount partially offset by increased professional and consulting expenses.

Despite the letter of default, which was resolved via the Reverse Stock Split in May 2023, and the default as of June 30, 2023 due to not meeting the affirmative covenant requiring cumulative net sales of Phexxi of $100.0 million by such date, our senior lenders have not yet taken additional actions in accordance with their contractual rights. If we can cure existing defaults, we currently expect our liquidity resources as of June 30, 2023, together with the net proceeds from the 2023 Offerings, defined below, cost reductions, restructuring of outstanding account payable and liquidity tactics to be sufficient to fund our planned operations through the third quarter of 2023. As of June 30, 2023, our significant commitments include the Baker Notes, as described in Note 4 - Debt, our fleet leases, and our supply and manufacturing agreement with our Phexxi manufacturer, as described in Note 7 - Commitments and Contingencies. The purpose of these commitments is to further the commercialization of Phexxi. We expect to fund these commitments through debt and equity issuances and product sales.

Management is currently evaluating different strategies to obtain the required funding for our operations. These strategies may include but are not limited to: public and private placements of equity and/or debt, licensing and/or collaboration arrangements and strategic alternatives with third parties, corporate restructuring, or other potential funding from third parties. Our ability to secure funding is subject to numerous risks and uncertainties, including the impact of geopolitical turmoil related to the ongoing hostilities in Ukraine and economic uncertainty related to rising inflation and disruptions in the global supply chain. As a result, there can be no assurance that these funding efforts will be successful. Our ability to raise additional funds, and the terms on which those funds may be raised, will be dependent, in part, on how successful the commercialization of Phexxi is, the success of our cost reduction and gross-to-net improvement efforts, the accuracy of our estimates regarding cash needed to fund our operations, our ability to comply with the terms of our debt arrangements, and whether we are able to gain revenue traction prior to raising additional funds.

If we are not able to obtain required additional funding when and as needed, through equity financings or other means, or if we are unable to obtain funding on terms favorable to us, the shortfall in funds raised, or such unfavorable terms, will likely have a material adverse effect on our operations and strategic plan for future growth. If we cannot successfully raise the funding necessary to implement our current and ongoing liquidity tactics or as necessary to comply with obligations pursuant to our debt arrangements (including any acceleration of those obligations), we may be forced to make further reductions in spending, expand on our extended payment terms with suppliers, liquidate assets where possible, suspend or curtail planned programs, and/or cease operations entirely. Any of these developments would materially and adversely affect our financial condition and business prospects and could even cause us to be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and, in doing so, we may receive less than the value at which those assets are carried on our consolidated financial statements. Any of these developments would materially and adversely affect the price of our stock and the value of an investment in our stock. As a result, our financial statements include explanatory disclosures expressing substantial doubt about our ability to continue as a going concern.

The opinion of our independent registered public accounting firm on our audited consolidated financial statements as of and for the year ended December 31, 2022 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Future reports on our consolidated financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. Our unaudited condensed consolidated financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 included in this Quarterly Report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue our operations.

2023 Debt and Equity Financings

As described in Note 4 - Debt, we received gross proceeds of approximately $2.1 million, before issuance costs, from the sale of notes and warrants in four registered direct offerings in the first half of 2023.

As described in Note 8 - Stockholders’ Deficit, we received approximately $0.2 million in the first half of 2023 from the exercise of common warrants.

As described in Note 10 – Subsequent Events, we received approximately $1.0 million from the closing of the July Offering and $0.5 million from the closing of the August Offering.

2022 Debt and Equity Financings

As described in Note 4 - Debt, we received gross proceeds of approximately $10.0 million, before issuance costs, from the sale of notes and warrants in two registered direct offerings in the first quarter of 2022. These notes were then exchanged for the May 2022 Notes during the May 2022 Exchange transaction, as defined in Note 4 - Debt, with a total outstanding balance of $16.4 million as of June 30, 2022.

As described in Note 8 - Stockholders’ Deficit, we received proceeds of approximately $18.1 million upon the sale and issuance of common stock and warrants from an underwritten public offering, gross proceeds of approximately $7.4 million from the sale and issuance of common stock pursuant to the Stock Purchase Agreement, and $21.1 million in the first half of 2022 from the exercise of common warrants.

Summary Statement of Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Six Months Ended June 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
Net cash and restricted cash used in operating activities	$(6,434)	$(47,579)	$41,145	(86)%
Net cash and restricted cash used in investing activities	(4)	(236)	232	(98)%
Net cash and restricted provided by financing activities	2,298	56,493	(54,195)	(96)%
Net change in cash and restricted cash	$(4,140)	$8,678	$(12,818)	(148)%

Cash Flows from Operating Activities. During the six months ended June 30, 2023 and 2022, the primary use of cash, cash equivalents and restricted cash was to fund the commercialization of Phexxi and to support general and administrative operations and, in the 2022 period, to fund the Phase 3 EVOGUARD trial.

Cash Flows from Investing Activities. During the six months ended June 30, 2022, the change in net cash, cash equivalents and restricted cash used in investing activities was primarily due to $0.2 million in purchases of property and equipment.

Cash Flows from Financing Activities. During the six months ended June 30, 2023, the primary source of cash, cash equivalents and restricted cash was the sale of senior subordinate convertible notes and warrants for proceeds of approximately $2.1 million, in aggregate, before debt issuance costs.

During the six months ended June 30, 2022, the primary source of cash, cash equivalents and restricted cash was the sale of 181,320 shares of common stock, warrants to purchase 568,000 shares of common stock and pre-funded warrants to purchase 102,680 shares of common stock for net proceeds of approximately $18.1 million; the issuance of 225,038 shares of our common stock for net proceeds of approximately $21.1 million from the exercise of common warrants; and the issuance of 15,714 shares of common stock for net proceeds of approximately $7.4 million and gross proceeds of $10.0 million from the sale of term notes and warrants, respectively.

Operating and Capital Expenditure Requirements

Our specific future operating and capital expense requirements are difficult to forecast. However, we can anticipate the general types of expenses and areas in which they might occur, and for 2023 we expect all our operating expenses to decrease significantly due to the reasons stated under “Operating Expenses” above.

Contractual Obligations and Commitments

Operating Leases

Operating lease right-of-use assets and lease liabilities were $0.2 million each on June 30, 2023, and were $4.4 million and $5.4 million on December 31, 2022, respectively. See Note 7 - Commitments and Contingencies for more detailed discussions on leases and financial statements information under ASC 842.

Other Contractual Commitments

In November 2019, the Company entered into a supply and manufacturing agreement with a third party to manufacture Phexxi, with potential to manufacture other product candidates in accordance with all applicable current good manufacturing practice regulations. Pursuant to this agreement, the Company has certain minimum purchase commitments, which have not materially changed since December 31, 2022, based on forecasted Phexxi product sales.

Intellectual Property Rights

As described in Note 7 - Commitments and Contingencies, royalty costs owed to Rush University pursuant to the Rush License Agreement were $0.2 million and $0.3 million for the three and six months ended June 30, 2023, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2022, respectively.

Other Matters

Recently Issued Accounting Pronouncements

For information with respect to recent accounting pronouncements, see Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report.

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

Notwithstanding the conclusion by our CEO and CFO that our Disclosure Controls as of June 30, 2023 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described more fully under Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, management believes that the condensed consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows as of the date presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Remediation Activities

Management is continuing to evaluate the material weaknesses discussed above and is in the process of implementing its remediation plan, which includes the hiring of additional resources. However, we cannot provide assurance as to when our remediation efforts will be complete and the material weaknesses cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We cannot assure readers that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 7 - Commitments and Contingencies to the unaudited condensed consolidated financial statements in this Form 10-Q for any required disclosure.

Item 1A. Risk Factors

Except as described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, as filed with the SEC on June 16, 2023 and as set forth below, there have not been any material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2022, as filed with the SEC on April 27, 2023.

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

In particular, in April 2023, the Company received a Paragraph IV certification notice letter (the “Padagis Notice Letter”) regarding an Abbreviated New Drug Application (“ANDA”) submitted to the FDA by Padagis Israel Pharmaceuticals Inc. (“Padagis”). The ANDA seeks approval from the FDA to commercially manufacture, use, or sell a generic version of Phexxi® under 21 U.S.C. § 355(j) prior to the expiration of United States Patent Nos. 10,568,855; 11,337,989; and 11,439,610 listed in the FDA’s Orange Book: Approved Drug Products with Therapeutic Equivalence Evaluations (collectively the “Phexxi Patents”). In the Padagis Notice Letter, Padagis claims that the Phexxi Patents are invalid under various grounds.

On June 1, 2023, the Company filed a complaint for patent infringement in Evofem Biosciences, Inc. et al. v. Padagis Israel Pharmaceuticals, et al., in the United States District Court for the District of New Jersey. The case was assigned number 2:23-cv-03003. The complaint alleges that Padagis’ proposed generic version of Phexxi infringes the Phexxi Patents. The relief sought by the Company is a declaration of infringement and an injunction of FDA approval of Padagis’ proposed generic version of Phexxi until expiration of the Phexxi Patents in 2033. Until the earlier of final judgment or the passage of 30 months from the receipt of the Padagis Notice Letter, the FDA is prohibited from approving Padagis’ ANDA to market its proposed generic version of Phexxi. The Company also subsequently filed a substantively identical action in the United States District Court for the District of Delaware, Evofem Biosciences, Inc. et al. v. Padagis Israel Pharmaceuticals, et al., which was assigned number 1:23-cv-00606-UNA

On August 7, 2023, Padagis filed its Answer and Defenses to Complaint for Patent Infringement and Defendant’s Counterclaims (the “Counterclaim”). In the Counterclaim, Padagis is seeking for the Court to dismiss the Complaint, declare the Patents-in-Suit invalid, a declaration that the filing of Padagis’ ANDA or the manufacture, use, sale, offer for sale or importation of Padagis’ Proposed Product has not, does not and would not infringe any valid claim, if any, of the Patents-in-Suit. Padagis is not seeking monetary damages in its Counterclaim.

Risks Related to Our Financial Condition and Capital Requirements

●	We received a Notice of Default on the Baker Bros. Purchase Agreement.

●	We are currently over 90 days past due on a significant amount of vendor obligations. We may not be able to refinance, extend or repay our substantial indebtedness owed to our secured and unsecured lenders, which would have a material adverse effect on our financial condition and ability to continue as a going concern.

●	We have incurred significant losses and negative cash flows since our inception and anticipate we will continue to incur significant losses and negative cash flow for the foreseeable future.

●	We must raise significant additional funds to finance our operations and to remain a going concern. If we are unable to raise additional capital when needed or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our business initiatives.

●	We have a limited number of shares of common stock available for future issuance which could adversely affect our ability to raise capital or consummate strategic transactions.

Risks Related to Potential Bankruptcy

●	We are subject to risks and uncertainties associated with potential bankruptcy proceedings including a long and protracted restructuring.

●	Our financial results may be volatile and may not reflect historical trends.

Risks Related to Our Common and Preferred Stock

●	Our management has identified material weaknesses in our internal controls and procedures.

●	Our shares of common stock have been delisted from the Nasdaq Capital Market which has and could result in, among other things, a decline in the price of our common stock and less liquidity for holders of shares of our common stock.

●	Our stock price is and may continue to be volatile.

●	There may not be an active, liquid trading market for our equity securities.

●	Because our Common Stock is subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our Common Stock, which adversely affects its liquidity and market price.

●	Our common stock could be further diluted as the result of the issuance of additional shares of common stock, convertible securities, warrants or options.

●	We are and may continue to be subject to short selling strategies.

●	Our business could be negatively affected as a result of the actions of activist stockholders.

●	We may become a defendant in one or more stockholder derivative or class action litigation(s), and any such future lawsuit(s) may adversely affect our business, financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

On March 7, 2023, Baker Bros. Advisors, LP (the Designated Agent) provided a Notice of Event of Default and Reservation of Rights (the Notice of Default) relating to the Securities Purchase and Security Agreement dated April 23, 2020, and subsequently amended (the SPA), by and among the Company, Designated Agent, the Guarantors and Baker Purchasers. The Notice of Default claims that the Company has failed to maintain the “Required Reserve Amount” as required by Section 2.7 of the Third Amendment to the Securities Purchase Agreement and Section 8.1(e) of the SPA. The Designated Agent claims such failure constitutes an immediate Event of Default pursuant to Section 9.1(e) of the SPA. The Designated Agent, at the direction of the Baker Purchasers, has accelerated repayment of the outstanding balance payable and elected its remedies pursuant to Section 5.07(b) of the Securities Purchase Agreement. As a result, approximately $92.7 million, representing two times the sum of the outstanding balance and all accrued and unpaid interest thereon and all other amounts due under the SPA and other documents, was due and payable within three business days of receipt of the Notice of Default. Upon the effectuation of the Reverse Stock Split on May 18, 2023, the Company has sufficient required reserve number of shares.

As of June 30, 2023, the Company had failed to meet the affirmative covenant requiring achievement of $100.0 million in cumulative net sales of Phexxi by such date as per the First Baker Amendment.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index.

EXHIBIT INDEX

Exhibit			Filed	Incorporated by Reference
No.		Exhibit Title	Herewith	Form	File No.	Date Filed
3.1		Amended and Restated Certificate of Incorporation		8-K	001-36754	8/10/2023
3.2		Certificate of Amendment to the Amended and Restated Certificate of Incorporation		8-K	001-36754	5/17/2023
3.3		Amended and Restated Bylaws of the Registrant.		8-K	001-36754	07/17/2023
3.4		Certificate of Designation of Series E-1 Preferred Stock.		8-K	001-36754	8/10/2023
4.1		Reference is made to Exhibits 3.1 and 3.2.
4.2		Form of Warrant.		8-K	001-36754	1/13/2022
4.3		Form of Senior Subordinated Note.		8-K	001-36754	1/13/2022
4.4		Form of Warrant.		8-K	001-36754	3/1/2022
4.5		Form of Senior Subordinated Note.		8-K	001-36754	3/1/2022
4.6		Form of Senior Subordinated Note.		8-K	001-36754	5/5/2022
4.7		Form of Senior Subordinated Note.		8-K	001-36754	5/5/2022
4.8		Form of Warrant.		8-K	001-36754	5/5/2022
4.9		Form of Senior Subordinated Convertible Note.		8-K	001-36754	2/23/2023
4.10		Form of Warrant.		8-K	001-36754	2/23/2023
4.11		Form of Registration Rights Agreement.		8-K	001-36754	2/23/2023
4.12		Form of Senior Subordinated Convertible Note.		8-K	001-36754	3/14/2023
4.13		Form of Warrant.		8-K	001-36754	3/14/2023
4.14		Form of Registration Rights Agreement.		8-K	001-36754	3/14/2023
4.15		Form of Senior Subordinated Convertible Note.		8-K	001-36754	3/24/2023
4.16		Form of Warrant.		8-K	001-36754	3/24/2023
4.17		Form of Registration Rights Agreement.		8-K	001-36754	3/24/2023
4.18		Form of Senior Subordinated Convertible Note.		8-K	001-36754	4/10/2023
4.19		Form of Warrant.		8-K	001-36754	4/10/2023
4.20		Form of Registration Rights Agreement.		8-K	001-36754	4/10/2023
4.21		Form of Warrant.		8-K	001-36754	2/23/2023
4.22		Form of Registration Rights Agreement.		8-K	001-36754	2/23/2023
4.23		Form of Senior Subordinated Convertible Note.		8-K	001-36754	3/14/2023
4.24		Form of Warrant.		8-K	001-36754	3/14/2023
4.25		Form of Registration Rights Agreement.		8-K	001-36754	3/14/2023
4.26		Form of Senior Subordinated Convertible Note.		8-K	001-36754	3/24/2023
4.27		Form of Warrant.		8-K	001-36754	3/24/2023
4.28		Form of Registration Rights Agreement.		8-K	001-36754	3/24/2023
4.29		Form of Senior Subordinated Convertible Note.		8-K	001-36754	4/10/2023
4.30		Form of Warrant.		8-K	001-36754	4/10/2023
4.31		Form of Registration Rights Agreement.		8-K	001-36754	4/10/2023
4.32		Form of Senior Subordinated Convertible Note.		8-K	001-36754	7/10/2023
4.33		Form of Warrant.		8-K	001-36754	7/10/2023
4.34		Form of Registration Rights Agreement.		8-K	001-36754	7/10/2023
4.35		Form of Senior Subordinated Convertible Note.		8-K	001-36754	8/10/2023
4.36		Form of Warrant.		8-K	001-36754	8/10/2023
4.37		Form of Registration Rights Agreement.		8-K	001-36754	8/4/2023
10.1	^^	Securities Purchase Agreement, by and between the Investors therein and the Registrant, dated as of February 17, 2023.		8-K	001-36754	2/23/2023
10.2	^^	Securities Purchase Agreement, by and between the Investors therein and the Registrant, dated as of March 13, 2023.		8-K	001-36754	3/14/2023
10.3	^^	Securities Purchase Agreement, by and between the Investors therein and the Registrant, dated as of March 20, 2023.		8-K	001-36754	3/24/2023
10.4	^^	Securities Purchase Agreement, by and between the Investors therein and the Registrant, dated as of April 5, 2023.		8-K	001-36754	4/10/2023
10.5	^^	Securities Purchase Agreement, by and between the Investors therein and the Registrant, dated as of July 3, 2023.		8-K	001-36754	7/10/2023
10.6	^^	Securities Purchase Agreement, by and between the Investors therein and the Registrant, dated as of August 4, 2023.		8-K	001-36754	8/10/2023
10.7	^^	Equity Exchange Agreement, by and between the Investors therein and the Registrant, dated as of August 7, 2023.		8-K	001-36754	8/10/2023
10.8		Offer Letter, by and between the Registrant and Ivy Zhang, dated as of April 10, 2023.		10-Q	001-36754	6/16/2023
31.1	*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	†	Inline XBRL Instance Document	X
101.SCH	†	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	†	Inline XBRL Definition Linkbase Document	X
101.LAB	†	Inline XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104		Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

*	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation by reference language in such filing.
†	The financial information of Evofem Biosciences, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed on August 14, 2023 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Operations, (iv) the Condensed Consolidated Statements of Stockholders’ Deficit, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, is furnished electronically herewith.
^^	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVOFEM BIOSCIENCES, INC.

Date: August 14, 2023	By:	/s/ Ivy Zhang
Ivy Zhang
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

