Form 10-Q
period 2023-09-30
Evofem Biosciences, Inc.
filed 2023-11-14
CIK 1618835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding as of November 9, 2023 was 10,730,210.

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

These forward-looking statements include, among other things, statements about:

●	our ability to continue as a going concern;
●	our ability to remediate the material weaknesses in our internal controls and procedures identified by management;
●	our ability to obtain necessary approvals of any corporate action needing stockholder, FINRA, or other approvals;
●	our ability to file Annual and Quarterly Reports on a timely basis;
●	our ability to raise additional capital to fund our operations;
●	our ability to achieve and sustain profitability;
●	our estimates regarding our future performance including, without limitation, any estimates of potential future revenues;
●	estimates regarding market size;
●	our estimates regarding expenses, revenues, financial performance and capital requirements, including the length of time our capital resources will sustain our operations;
●	our ability to maintain the listing of our shares on the OTCQB® Venture Market;
●	our ability to comply with the provisions and requirements of our debt arrangements, to avoid future defaults pursuant to our debt arrangements and to pay amounts owed, including any amounts that may be accelerated, pursuant to our debt arrangements;
●	estimates regarding health care providers’ (HCPs) recommendations of Phexxi® (lactic acid, citric acid, and potassium bitartrate) vaginal gel (Phexxi) to patients;
●	the rate and degree of market acceptance of Phexxi;
●	our ability to successfully commercialize and distribute Phexxi and continue to develop our sales and marketing capabilities;
●	our estimates regarding the effectiveness of our marketing campaigns;
●	our strategic plans for our business, including the commercialization of Phexxi;
●	the potential for changes to current regulatory mandates requiring health insurance plans to cover U.S. Food and Drug Administration (FDA)-cleared or -approved contraceptive products without cost sharing;
●	our ability to obtain or maintain third-party payer coverage and adequate reimbursement, and our reliance on the willingness of patients to pay out-of-pocket for Phexxi absent full or partial third-party payer reimbursement;
●	our ability to obtain the necessary regulatory approvals to market and commercialize any product candidate we may seek to develop;
●	the success, cost and timing of our potential future clinical trials, if any;
●	our ability to protect and defend our intellectual property position and our reliance on third party licensors;
●	our ability to obtain additional patent protection for our product and product candidates;
●	our dependence on third parties for the manufacture of Phexxi and in the conduct of potential future clinical trials, if any;
●	our ability to expand our organization to accommodate potential growth; and
●	our ability to retain and attract key personnel.

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

Our first commercial product, Phexxi, is approved by the FDA for marketing in the United States. Phexxi has not been approved by the European Medicines Agency (EMA) or any other regulatory authority anywhere else in the world except in Nigeria, where Phexxi was approved, on October 6, 2022, as Femidence™ by the National Agency for Food and Drug Administration and Control.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value and share data)

	As of
	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$-	$2,769
Restricted cash	410	1,207
Trade accounts receivable, net	6,322	1,126
Inventories	2,526	5,379
Prepaid and other current assets	2,247	2,218
Total current assets	11,505	12,699

Property and equipment, net	1,631	3,940
Operating lease right-of-use assets	151	4,406
Other noncurrent assets	35	4,118
Total assets	$13,322	$25,163
Liabilities, convertible and redeemable preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$16,199	$14,984
Convertible notes – carried at fair value (Note 4)	13,110	39,416
Convertible notes – Adjuvant (Note 4)	27,969	26,268
Accrued expenses	5,100	4,124
Accrued compensation	1,820	2,175
Operating lease liabilities-current	138	2,311
Derivative liabilities	-	1,676
Other current liabilities	3,532	2,876
Total current liabilities	67,868	93,830
Operating lease liabilities- noncurrent	13	3,133
Total liabilities	67,881	96,963
Commitments and contingencies (Note 7)	-	-
Convertible and redeemable preferred stock, $0.0001 par value, Senior to common stock
Series B-1, B-2, C and E-1 convertible preferred stock, 5,000, 5,000, 1,700 and 2,300 shares authorized; 1,800 shares of E-1 issued and outstanding at September 30, 2023; no other shares issued and outstanding at September 30, 2023 and December 31, 2022	1,800	-
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2023 and December 31, 2022	-	-
Common stock, $0.0001 par value; 3,000,000,000 shares authorized; 5,680,210 and 984,786 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	-	-
Additional paid-in capital	828,552	817,367
Accumulated other comprehensive income (loss)	(287)	49,527
Accumulated deficit	(884,624)	(938,694)
Total stockholders’ deficit	(56,359)	(71,800)
Total liabilities, convertible and redeemable preferred stock and stockholders’ deficit	$13,322	$25,163

See accompanying notes to the condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Product sales, net	$5,112	6,371	$13,379	$16,656

Operating Expenses:
Cost of goods sold	1,889	1,680	5,558	4,031
Research and development	614	5,207	1,556	23,342
Selling and marketing	2,985	11,948	9,036	36,951
General and administrative	3,176	6,260	11,696	24,404
Total operating expenses	8,664	25,095	27,846	88,728
Loss from operations	(3,552)	(18,724)	(14,467)	(72,072)
Other income (expense):
Interest income	2	50	28	55
Other expense, net	(596)	(436)	(2,041)	(1,322)
Loss on issuance of financial instruments	(5,175)	-	(5,286)	(72,002)
Gain (loss) on debt extinguishment	75,337	(24,487)	75,337	(24,487)
Change in fair value of financial instruments	-	133,116	1,539	101,502
Total other income, net	69,568	108,243	69,577	3,746
Income (loss) before income tax	66,016	89,519	55,110	(68,326)
Income tax expense	(11)	(13)	(17)	(36)
Net income (loss)	66,005	89,506	55,093	(68,362)
Convertible preferred stock deemed dividends	-	-	-	1,827
Net income (loss) attributable to common stockholders	$66,005	$89,506	$55,093	$(66,535)
Net income (loss) per share attributable to common stockholders:
Basic (Note 2)	$15.34	$135.72	$21.42	$(206.38)
Diluted (Note 2)	$0.10	$(4.39)	$0.09	$(206.38)
Weighted-average shares used to compute net income (loss):
Basic	4,236,477	659,480	2,524,302	322,385
Diluted	729,979,486	4,441,972	694,561,898	322,385

See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net income (loss)	$66,005	$89,506	$55,093	$(68,362)
Other comprehensive income (loss):
Change in fair value of financial instruments attributed to credit risk change	(455)	35,362	23,373	31,868
Reclassification adjustment related to debt extinguishment	(73,187)	-	(73,187)	-
Comprehensive income (loss)	$(7,637)	$124,868	$5,279	$(36,494)

See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE AND REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands, except share data)

	Series E-1 Convertible and Redeemable Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance as of December 31, 2022	-	$-	984,786	$-	$817,367	$49,527	$(938,694)	$(71,800)
Issuance of common stock upon cash exercise of warrants	-	-	24,200	-	67	-	-	67
Issuance of common stock upon cash exercise of purchase rights	-	-	718,704	-	180	-	-	180
Issuance of February and March 2023 Notes (See Note 4)	-	-	-	-	1,629	-	-	1,629
Stock-based compensation	-	-	-	-	417	-	-	417
Change in fair value of financial instruments attributed to credit risk change (see Note 4)	-	-	-	-	-	15,460	-	15,460
Net loss	-	-	-	-	-	-	(2,354)	(2,354)
Balance as of March 31, 2023	-	$-	1,727,690	$-	$819,660	$64,987	$(941,048)	$(56,401)
Issuance of common stock upon cash exercise of warrants	-	-	122,729	-	101	-	-	101
Issuance of common stock upon noncash exercise of purchase rights	-	-	673,820	-	6	-	-	6
Noncash reclassification of liability-classified derivatives to equity	-	-	-	-	53	-	-	53
Issuance of April 2023 Notes (See Note 4)	-	-	-	-	499	-	-	499
Stock-based compensation	-	-	-	-	268	-	-	268
Change in fair value of financial instruments attributed to credit risk change (see Note 4)	-	-	-	-	-	8,368	-	8,368
Net loss	-	-	-	-	-	-	(8,558)	(8,558)
Balance as of June 30, 2023	-	$-	2,524,239	$-	$820,587	$73,355	$(949,606)	$(55,664)
Issuance of common stock upon cash exercise of warrants	-	-	1	-	14	-	-	14
Issuance of common stock upon noncash exercise of purchase rights	-	-	2,767,332	-	-	-	-	-
Issuance of common stock upon conversion of notes	-	-	388,638	-	-	-	-	-
Issuance of series E-1 convertible and redeemable preferred stock upon exchange of notes (Note 8)	1,800	1,800	-	-	(1,797)	(3)	-	(1,800)
Issuance of Q3 2023 Notes (See Note 4)	-	-	-	-	3,563	-	-	3,563
Issuance of additional purchase rights due to price reset (Note 4)	-	-	-	-	4,904	-	-	4,904
Down round feature adjustment to financial instruments (Note 6)	-	-	-	-	1,023	-	(1,023)	-
Stock-based compensation	-	-	-	-	258	-	-	258
Extinguishment of Baker Notes (Note 4)	-	-	-	-	-	(73,187)	-	(73,187)
Change in fair value of financial instruments attributed to credit risk change (Note 4)	-	-	-	-	-	(452)	-	(452)
Net income	-	-	-	-	-	-	66,005	66,005
Balance as of September 30, 2023	1,800	$1,800	5,680,210	$-	$828,552	$(287)	$(884,624)	$(56,359)

	Series B Convertible and Redeemable Preferred Stock		Series C Convertible and Redeemable Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Balance as of December 31, 2021	5,000	$4,740	-	$-	86,666	$-	$751,276	$5,089	$(860,680)	$(104,315)
Issuance of common stock – Stock Purchase Agreement (see Note 8)	-	-	-	-	9,673	-	5,400	-	-	5,400
Conversion of series B-2 convertible preferred stock	(650)	(619)	-	-	978	-	708	-	-	708
Exchange of series B-2 convertible preferred stock (see Note 8)	(1,700)	(1,616)	1,700	1,616	-	-	-	-	-	-
Convertible preferred stock deemed dividends	-	16	-	1	-	-	(81)	-	-	(81)
Restricted stock awards issued	-	-	-	-	1,259	-	-	-	-	-
Change in fair value of financial instruments attributed to credit risk change (see Note 4)	-	-	-	-	-	-	-	181	-	181
Modification of the Baker Warrants (see Note 8)	-	-	-	-	-	-	828	-	-	828
Stock-based compensation	-	-	-	-	-	-	1,067	-	-	1,067
Net loss	-	-	-	-	-	-	-	-	(31,888)	(31,888)
Balance as of March 31, 2022	2,650	$2,521	1,700	$1,617	98,576	$-	$759,198	$5,270	$(892,568)	$(128,100)
Issuance of common stock – Stock Purchase Agreement (see Note 8)	-	-	-	-	7,067	-	2,553	-	-	2,553
Issuance of common stock – May 2022 Public Offering (see Note 8)	-	-	-	-	181,320	-	1,264	-	-	1,264
Issuance of common stock upon cash exercise of warrants	-	-	-	-	327,719	-	32,889	-	-	32,889
Issuance of common stock – ESPP	-	-	-	-	601	-	20	-	-	20
Issuance of common stock – a360 Media	-	-	-	-	18,547	-	858	-	-	858
Cash repurchase of fractional common stock after the reverse stock split	-	-	-	-	(88)	-	(18)	-	-	(18)
Conversion of series B-2 convertible preferred stock	(550)	(524)	-	(72)	1,369	-	543	-	-	543
Convertible preferred stock deemed dividends	-	102	-	83	-	-	-	-	-	-
May 2022 exchange transaction	(2,100)	(2,099)	(1,700)	(1,628)	(2,600)	-	3,655	-	(1,316)	2,339
Restricted stock awards cancelled	-	-	-	-	(53)	-	-	-	-	-
Change in fair value of financial instruments attributed to credit risk change (see Note 4)	-	-	-	-	-	-	-	(3,675)	-	(3,675)
Modification of the Baker Warrants (see Note 8)	-	-	-	-	-	-	231	-	-	231
Stock-based compensation	-	-	-	-	-	-	1,081	-	-	1,081
Net loss	-	-	-	-	-	-	-	-	(125,980)	(125,980)
Balance as of June 30, 2022	-	$-	-	$-	632,458	$-	$802,274	$1,595	$(1,019,864)	$(215,995)
Issuance of common stock upon cash exercise of warrants	-	-	-	-	57,479	-	9,043	-	-	9,043
Issuance of common stock upon noncash exercise of Purchase Rights (see Note 4)	-	-	-	-	90,692	-	523	-	-	523
Issuance of common stock – a360 Media	-	-	-	-	35,361	-	2,550	-	-	2,550
Issuance costs in connection with May 2022 Public Offering	-	-	-	-	-	-	(25)	-	-	(25)
Restricted stock awards cancelled	-	-	-	-	(5)	-	-	-	-	-
Change in fair value of financial instruments attributed to credit risk change (see Note 4)	-	-	-	-	-	-	-	35,362	-	35,362
Modification of the Baker Warrants (see Note 8)	-	-	-	-	-	-	11	-	-	11
Stock-based compensation	-	-	-	-	-	-	981	-	-	981
Net Income	-	-	-	-	-	-	-	-	89,506	89,506
Balance as of September 30, 2022	-	$-	-	$-	815,985	$-	$815,357	$36,957	$(930,358)	$(78,044)

See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	55,093	(68,362)
Adjustments to reconcile net income (loss) to net cash and restricted cash used in operating activities:
Loss on issuance of financial instruments	5,286	72,002
(Gain) loss on debt extinguishment	(75,337)	24,487
Change in fair value of financial instruments	(1,539)	(101,502)
Inventory write-down for excess & obsolescence	1,505	-
Financial instrument modification expense	-	1,067
Stock-based compensation	943	3,130
Depreciation	455	765
Noncash interest expense	1,702	1,605
Noncash lease expenses	1,259	34
Net gain on lease termination	(466)	-
Net loss on disposal of property and equipment	1,858	926
Noncash instrument exchange expense	-	514
Changes in operating assets and liabilities:
Trade accounts receivable	(5,196)	(6,314)
Inventories	1,348	2,495
Prepaid and other assets	3,231	1,981
Accounts payable	1,215	4,044
Accrued expenses and other liabilities	1,632	(650)
Accrued compensation	(355)	176
Operating lease liabilities	(1,432)	(277)
Net cash and restricted cash used in operating activities	(8,798)	(63,879)
Cash flows from investing activities:
Purchases of property and equipment	(4)	(306)
Net cash and restricted cash used in investing activities	(4)	(306)
Cash flows from financing activities:
Proceeds from issuance of common stock – Stock Purchase Agreement	-	7,438
Proceeds from issuance of common stock and warrants, net of discounts, fees and commissions – Public Offerings	-	24,882
Proceeds from issuance of common stock – exercise of warrants	174	25,211
Proceeds from issuance of common stock – ESPP and exercise of stock options	-	20
Borrowings under term notes	5,262	10,000
Payments under term notes	(1,000)	(5,892)
Cash paid for financing costs	-	(1,202)
Cash repurchase of fractional common stock after the reverse stock split	-	(18)
Net cash and restricted cash provided by financing activities	4,436	60,439
Net change in cash, cash equivalents and restricted cash	(4,366)	(3,746)
Cash, cash equivalents and restricted cash, beginning of period	4,776	13,588
Cash, cash equivalents and restricted cash, end of period	$410	$9,842
Supplemental disclosure of noncash investing and financing activities:
Exchange of convertible notes to Series E-1 convertible preferred stock	1,800
Borrowings under term notes included in prepaid and other current assets	375	-
Issuance of common stock upon exercise of purchase rights	186	522
Financing costs included in accounts payable and accrued expenses	-	302
Purchases of property and equipment included in accounts payable and accrued expenses	-	113
Conversion of Series B-2 convertible preferred stock to common stock	-	1,187
Exchange of series B-2 convertible preferred stock to series C convertible preferred stock	-	1,616
Issuance of common stock for prepaid advertising	-	3,412
Exchange of Adjuvant Notes to purchase rights	-	634
Exchange of term notes to purchase rights	-	4,806

See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation

Description of Business

Evofem is a San Diego-based, commercial-stage biopharmaceutical company committed to commercializing innovative products to address unmet needs in women’s sexual and reproductive health.

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

The unaudited interim condensed consolidated financial statements included in this report have been prepared on the same basis as the Company’s audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, cash flows, and statements of convertible and redeemable preferred stock and stockholders’ deficit for the periods presented. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results expected for the full year. The condensed consolidated balance sheet as of December 31, 2022 was derived from the 2022 Audited Financial Statements.

Reverse Stock Split

On March 15, 2023, the Company’s shareholders approved a reverse stock split between 1-for-20 and not more than 1-for-125 at any time on or prior to March 15, 2024. The Company decided on a ratio of 1-for-125 for the Reverse Stock Split. On May 18, 2023, the Reverse Stock Split became effective. The interim condensed consolidated financial statements are retrospectively adjusted for this Reverse Stock Split.

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

The Company’s principal operations have been related to research and development, including the development of Phexxi, and to its commercially related sales and marketing efforts. Additional activities have included raising capital, identifying alternative manufacturing to lower the cost of goods sold (COGS), seeking ex-U.S. licensing partners to commercialize Phexxi outside the U.S. and provide non-dilutive capital to the Company, and establishing and maintaining a corporate infrastructure to support a commercial product. The Company has incurred operating losses and negative cash flows from operating activities since inception. In the nine months ended September 30, 2023, as described in Note 4 – Debt and Note 8 – Stockholders’ Deficit, the Company received net proceeds, before issuance costs, of approximately $5.3 million, in aggregate, from the sale and issuance of senior subordinated convertible notes and warrants in seven closings. As of September 30, 2023, the Company had cash and cash equivalents, including restricted cash from the Adjuvant Notes (as defined in Note 4 – Debt), of $0.4 million, a working capital deficit of $56.4 million and an accumulated deficit of $884.6 million.

Effective October 3, 2022, the Company’s common stock is listed on the OTC Venture Market (the OTCQB) of the OTC Markets Group, Inc., a centralized electronic quotation service for over-the-counter securities, under the symbol “EVFM.” The OTCQB imposes, among other requirements, a minimum $0.01 per share bid price requirement (the Bid Price Requirement) for continued inclusion on the OTCQB. The closing bid price for the Company’s common stock must remain at or above $0.01 per share to comply with the Bid Price Requirement for continued listing. As of November 9, 2023, the closing price was $0.0651.

In October 2022, the Company reported that its Phase 3 clinical trial (EVOGUARD) did not achieve its efficacy endpoints. The Company has discontinued investment in this development program.

In March 2023, the Company received a Notice of Event of Default and Reservation of Rights (the Notice of Default) from Baker Bros claiming that the Company failed to maintain the required shares reserved amount per the Third Baker Amendment as defined in Note 4 – Debt. In addition, the Notice of Default resulted in a cross default under all outstanding debt; however, the cross default was remedied by the Reverse Stock Split in May 2023. As of June 30, 2023, the Company had not met the affirmative covenant requiring achievement of $100.0 million in cumulative net sales of Phexxi by such date as per the First Baker Amendment (as defined in Note 4 – Debt). In September 2023, the Company entered into a Fourth Baker Amendment (as defined in Note 4 – Debt), upon which the cumulative net sales covenant was removed and all defaults existing at the time of signing were cured.

Management’s plans to meet the Company’s cash flow needs in the next 12 months include generating recurring product revenue, restructuring its current payables, and obtaining additional funding through means such as the issuance of its capital stock, non-dilutive financings, or through collaborations or partnerships with other companies, including license agreements for Phexxi in the United States or foreign markets, or other potential business combinations.

The Company anticipates it will continue to incur net losses for the foreseeable future. According to management estimates, liquidity resources as of September 30, 2023 are not sufficient to maintain the Company’s cash flow needs for the twelve months from the date of issuance of these condensed consolidated financial statements.

If the Company is not able to obtain the required funding through a significant increase in revenue, equity or debt financings, license agreements for Phexxi in the United States or foreign markets, or other means, or is unable to obtain funding on terms favorable to the Company, or if there is another event of default affecting the notes payable, there will be a material adverse effect on commercialization and development operations and the Company’s ability to execute its strategic development plan for future growth. If the Company cannot successfully raise additional funding and implement its strategic development plan, the Company may be forced to make further reductions in spending, including spending in connection with its commercialization activities, extend payment terms with suppliers, liquidate assets where possible at a potentially lower amount than as recorded in the condensed consolidated financial statements, suspend or curtail planned operations, or cease operations entirely. Any of these could materially and adversely affect the Company’s liquidity, financial condition and business prospects, and the Company would not be able to continue as a going concern. The Company has concluded that these circumstances and the uncertainties associated with the Company’s ability to obtain additional equity or debt financing on terms that are favorable to the Company, or at all, and otherwise succeed in its future operations raise substantial doubt about the Company’s ability to continue as a going concern.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the notes thereto.

Significant estimates affecting amounts reported or disclosed in the condensed consolidated financial statements include, but are not limited to: the assumptions used in measuring the revenue gross-to-net variable consideration items; the trade accounts receivable credit loss reserve estimate; the discount rate used in estimating the fair value of the lease right-of-use (ROU) assets and lease liabilities; the assumptions used in estimating the fair value of convertible notes, warrants and purchase rights issued and modified; the useful lives of property and equipment; the recoverability of long-lived assets; clinical trial accruals; and the assumptions used in estimating the fair value of stock-based compensation expense. These assumptions are more fully described in Note 3 – Revenue, Note 4 – Debt, Note 6 – Fair Value of Financial Instruments, Note 7 – Commitments and Contingencies and Note 9 – Stock-based Compensation. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances and adjusts when facts and circumstances dictate. The estimates are the basis for making judgments about the carrying values of assets, liabilities and recorded expenses that are not readily apparent from other sources. As future events and their effects cannot be determined with precision, actual results may materially differ from those estimates or assumptions.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. Deposits in the Company’s checking and time deposit accounts are maintained in federally insured financial institutions and are subject to federally insured limits or limits set by the Securities Investor Protection Corporation. The Company holds its funds through a major U.S. bank and is exposed to credit risk in the event of default to the extent of amounts recorded on the condensed consolidated balance sheets.

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

The Company is also subject to credit risk related to its trade accounts receivable from product sales. Its customers are located in the United States and consist of wholesale distributors, retail pharmacies, and a mail-order specialty pharmacy. The Company extends credit to its customers in the normal course of business after evaluating their overall financial condition and evaluates the collectability of its accounts receivable by periodically reviewing the age of the receivables, the financial condition of its customers and its past collection experience. Historically, the Company has not experienced any credit losses. As of September 30, 2023 and December 31, 2022, based on the evaluation of these factors, the Company did not record an allowance for doubtful accounts.

Phexxi is distributed primarily through three major distributors and a mail-order pharmacy, which receive service fees calculated as a percentage of the gross sales, and fee per units shipped, respectively. These entities are not obligated to purchase any set number of units and distribute Phexxi on demand as orders are received. For the three and nine months ended September 30, 2023, the Company’s three largest customers combined made up approximately 86% and 85% of its gross product sales, respectively. For the three and nine months ended September 30, 2022, the Company’s three largest customers combined made up approximately 93% and 81% of its gross product sales, respectively. As of September 30, 2023 the Company’s three largest customers combined made up 91%, of its trade accounts receivable balance. As of December 31, 2022, the Company’s four largest customers combined made up 81% of its trade accounts receivable balance.

Changes in Presentation

Certain reclassifications have been made to the consolidated statements of operations for the three and nine months ended September 30, 2022 for consistency with the presentation of the consolidated statements of operations for the three and nine months ended September 30, 2023. There has been no effect on the Company’s financial position or stockholders’ deficit as of December 31, 2022 or results of operations for the three or nine months ended September 30, 2022.

Significant Accounting Policies

There have been no changes to the significant accounting policies that were described in Note 2 – Summary of Significant Accounting Policies of the 2022 Audited Financial Statements in the Company’s Annual Report.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of readily available cash in checking accounts and money market funds. Restricted cash consists of cash held in monthly time deposit accounts and letters of credit, which are collateral for the Company’s credit cards and fleet leases, as described in Note 7 – Commitments and Contingencies. During the nine months ended September 30, 2023, the letters of credit of $0.3 million for its fleet leases were released. Additionally, the remaining funds of the $25.0 million received from the issuance of the Adjuvant Notes (as defined in Note 4 – Debt) in the fourth quarter of 2020, is classified as restricted cash as the Company is contractually obligated to use the funds for specific purposes. Upon receipt of a notice of default from its landlord on March 20, 2023, for failing to pay March 2023 rent timely resulting in a breach under the office lease agreement, the Company’s letter of credit in the amount of $0.8 million, in restricted cash, was recovered by the landlord.

The following table provides a reconciliation of cash, cash equivalents and restricted cash, reported within the condensed consolidated statements of cash flows (in thousands):

	Nine months ended September 30,
	2023	2022
Cash and cash equivalents	$-	$7,749
Restricted cash	410	1,293
Restricted cash included in other noncurrent assets	-	800
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows	$410	$9,842

Net Income (Loss) Per Share

Basic net income (loss) per common share is calculated by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. The net income (loss) available to common stockholders is adjusted for amounts in accumulated deficit related to the down round feature triggered for certain financial instruments. Such adjustment was $1.0 million in both the three and nine months ended September 30, 2023. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, potentially dilutive securities are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and, therefore, basic and diluted net loss per share were the same for the period presented below, which are summarized in the table below. Common shares were calculated for the convertible preferred stock and the convertible debt using the if-converted method.

Nine months ended September 30, 2022
Unvested restricted common stock subject to repurchase	1,200
Common stock to be purchased under the 2019 ESPP	5,854
Options to purchase common stock	6,629
Warrants to purchase common stock	1,546,832
Purchase rights to purchase common stock	851,388
Convertible debt	2,682,066
Total	5,093,969

The following table sets forth the computation of weighted average common shares outstanding for diluted net income (loss) per share for the three months ended September 30, 2023 and 2022.

	Three Months Ended September 30,
	2023	2022
Numerator:
Net income attributable to common stockholders	$66,005	$89,506
Adjustments:
Change in fair value of derivative liabilities	-	(106,898)
Change in fair value of purchase rights	4,904	-
Noncash interest expense on convertible debt, net of tax	361	367
Gain on extinguishment of convertible debt	-	(2,483)
Net income (loss) attributable to common stockholders	$71,270	$(19,508)
Denominator:
Weighted average shares used to compute net income (loss) attributable to common stockholder, basic	4,236,477	659,480
Add:
Pro forma adjustments to reflect assumed conversion of convertible debt	402,509,558	2,682,066
Pro forma adjustments to reflect assumed exercise of outstanding warrants and purchase rights	311,456,630	1,099,214
Pro forma adjustments to reflect assumed exercise of outstanding options and shares issuable under the ESPP	-	1,212
Pro forma adjustments to reflect the assumed conversion of Series E-1 Convertible Preferred Shares	12,925,778	-
Weighted average shares used to compute net income (loss) attributable to common stockholder, diluted	731,128,443	4,441,972
Net income (loss) per share attributable to common stockholders, diluted	$0.10	$(4.39)

The following table sets forth the computation of weighted average common shares outstanding for diluted net loss per share for the nine months ended September 30, 2023.

Nine months ended September 30,
2023
Numerator:
Net income attributable to common stockholders	$55,093
Adjustments:
Change in fair value of purchase rights	5,008
Noncash interest expense on convertible debt, net of tax	1,064
Net income attributable to common stockholders	$61,165
Denominator:
Weighted average shares used to compute net loss attributable to common stockholder, basic	2,524,302
Add:
Pro forma adjustments to reflect assumed conversion of convertible debt	376,225,027
Pro forma adjustments to reflect assumed exercise of outstanding warrants and purchase rights	311,456,630
Pro forma adjustments to reflect the assumed conversion of Series E-1 Convertible Preferred Shares	4,355,940
Weighted average shares used to compute net loss attributable to common stockholder, diluted	694,561,899
Net loss per share attributable to common stockholders, diluted	$0.09

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

As of September 30, 2023 and December 31, 2022, the variable considerations discussed above were recorded in the condensed consolidated balance sheets and consisted of $0.2 million and $0.1 million, respectively in contra trade accounts receivable and $3.5 million and $2.6 million, respectively, in other current liabilities.

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

The Baker Notes have a five-year term, with no pre-payment ability during the first three years. Interest on the unpaid principal balance of the Baker Notes (the Baker Outstanding Balance) accrues at 10.0% per annum with interest accrued during the first year from the two respective closing dates recognized as payment-in-kind. The effective interest rate for the period was 10.0%. Accrued interest beyond the first year of the respective closing dates is to be paid in arrears on a quarterly basis in cash or recognized as payment-in-kind, at the direction of the Baker Purchasers. As discussed below, with the amendment to the Baker Bros. Purchase Agreement, interest payments were paid-in kind. Interest pertaining to the Baker Notes for the three and nine months ended September 30, 2023 was approximately $2.4 million and $6.2 million, respectively, which was added to the outstanding principal balance. Interest pertaining to the Baker Notes for the three and nine months ended September 30, 2022 was approximately $0.8 million and $2.2 million, respectively, which was added to the outstanding principal balance. The Company accounts for the Baker Notes under the fair value method as described below and, therefore, the interest associated with the Baker Notes is included in the fair value determination.

The Baker Notes were callable by the Company on 10 days’ written notice beginning on the third anniversary of the initial closing date of April 24, 2020. The call price will equal 100% of the Baker Outstanding Balance plus accrued and unpaid interest if the Company’s common stock as measured using a 30-day volume weighted average price (VWAP) was greater than the benchmark price of $9,356.25 as stated in the Baker Bros. Purchase Agreement, or 110% of the Baker Outstanding Balance plus accrued and unpaid interest if the VWAP was less than such benchmark price. The Baker Purchasers also had the option to require the Company to repurchase all or any portion of the Baker Notes in cash upon the occurrence of certain events. In a repurchase event, as defined in the Baker Bros. Purchase Agreement, the repurchase price will equal 110% of the Baker Outstanding Balance plus accrued and unpaid interest. In an event of default or the Company’s change of control, the repurchase price would equal to the sum of (x) three times of the Baker Outstanding Balance plus (y) the aggregate value of future interest that would have accrued. The Baker Notes were convertible at any time at the option of the Baker Purchasers at the conversion price of $4,575 per share prior to the First and Second Baker Amendments (as defined below).

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

The First Baker Amendment also extended, effective upon the Company’s achievement of the Financing Threshold, the affirmative covenant to achieve $100.0 million in cumulative net sales of Phexxi by June 30, 2022 to June 30, 2023. Additionally per the First Baker Amendment, if in any equity financing closing on or prior to the date the Company has met the Financing Threshold the Company issued warrants to purchase capital stock of the Company (or other similar consideration), the Company was required to issue to the Baker Purchasers an equivalent coverage of warrants (or other similar consideration) on the same terms as if the Baker Purchasers had participated in the financing in an amount equal to the then outstanding principal of Baker Notes held by the Baker Purchasers. In satisfaction of this requirement and in connection with the closing of the May 2022 Public Offering, the Company issued warrants to purchase 582,886 shares of the Company’s common stock at an exercise price of $93.75 per share (the June 2022 Baker Warrants). As required by the terms of the First Baker Amendment, the June 2022 Baker Warrants have substantially the same terms as the warrants issued in the May 2022 Public Offering. Refer to Note 8 - Stockholders’ Deficit for further information. The exercise price of the initial Baker Warrants and the June 2022 Baker Warrants was reset to $1.625 per share with the February and March 2023 Notes issuance, to $0.8125 per share along with the April 2023 Notes issuance as discussed below, to $0.40 per share along with the August 2023 Preferred Stock Transaction, and then further reset to $0.0845 per share along with the September 2023 Closing.

On March 21, 2022, the Company entered into the second amendment to the Baker Bros. Purchase Agreement (the Second Baker Amendment), which granted each Baker Purchaser the right to convert all or any portion of the Baker Notes into common stock at a conversion price equal to the lesser of (a) $725.81 or (b) 100% of the lowest price per share of common stock (or as applicable with respect to any equity securities convertible into common stock, 100% of the applicable conversion price) sold in any equity financing until the Company has (i) met the qualified financing threshold by June 30, 2022, defined as a single underwritten financing resulting in aggregate gross proceeds to the Company of at least $20 million (Qualified Financing Threshold) and (ii) the disclosure of top-line results from the EVOGUARD clinical trial (the Clinical Trial Milestone) by October 31, 2022. The Second Baker Amendment also provided that the exercise price of the Baker Warrants will equal the conversion price of the Baker Notes. The Company met the Qualified Financing Threshold upon the closing of the May 2022 Public Offering, and as of September 30, 2022, the conversion price and exercise price of the Baker Warrants was reset to $93.75. The Company achieved the Clinical Trial Milestone in October 2022. Also, with the achievement of the Qualified Financing Threshold and the Clinical Trial Milestone, the affirmative covenant to achieve $100.0 million in cumulative net sales of Phexxi was extended to June 30, 2023, which was subsequently waived via the Baker Fourth Amendment as discussed below.

On September 15, 2022, the Company entered into the third amendment to the Baker Bros. Purchase Agreement (the Third Baker Amendment), pursuant to which the conversion price was amended to equal to $26.25, subject to adjustment for certain dilutive Company equity issuance adjustments for a two-year period; an interest make-whole payment due in certain circumstances was removed; and certain change of control and liquidation payment amounts were reduced from three times the outstanding amounts of the Baker Notes to two times the outstanding amounts. In addition, the Third Baker Amendment provides that the Company may make future interest payments to the Baker Purchasers in kind or in cash, at the Company’s option. On the same day, the Company also entered into a Secured Creditor Forbearance Agreement with the Baker Purchasers (Baker Forbearance Agreement), according to which the Baker Purchasers agreed to forebear the defaults that existed at that time.

On December 19, 2022, the Company entered into the First Amendment to the Forbearance Agreement (the Amendment) effective as of December 15, 2022 to amend certain provisions of the Forbearance Agreement dated September 15, 2022. The Amendment revised the Forbearance Agreement to (i) amend the Fifth Recital Clause to clarify that the Purchasers consent to any additional indebtedness pari passu, but not senior to that of the Purchasers, in an amount not to exceed $5.0 million, and (ii) strike and entirely replace Section 4 to clarify the terms of the Purchasers’ consent to Interim Financing (as defined therein). No other revisions were made to the Forbearance Agreement.

On March 7, 2023, Baker Bros. Advisors, LP (the Designated Agent) provided a Notice of Event of Default and Reservation of Rights (the Notice of Default) relating to the Baker Bros. Purchase Agreement. The Notice of Default claimed that the Company failed to maintain the “Required Reserve Amount” as required by the Third Baker Amendment. The Designated Agent, at the direction of the Baker Purchasers, accelerated repayment of the outstanding balance payable. As a result, approximately $92.7 million, representing two times the sum of the outstanding balance and all accrued and unpaid interest thereon and all other amounts due under the Baker Bros. Purchase Agreement and other documents, was due and payable within three business days of receipt of the Notice of Default. In addition, the Company did not meet the $100.0 million cumulative net sales threshold by June 30, 2023 and as such was in default as of that date. As discussed below, all existing defaults were cured upon the signing of the Fourth Baker Amendment.

On September 8, 2023, the Company entered into the Fourth Amendment to the Baker Bros. Purchase Agreement (the Fourth Baker Amendment) with the Baker Purchasers. The Fourth Amendment amends certain provisions within the Baker Bros. Purchase Agreement including:

(i)	the rescission of the Notice of Default delivered to the Company on March 7, 2023 and waiving the Events of Default named therein;

(ii)	the waiver of any and all other Events of Default existing as of the Fourth Amendment date;

(iii)	the removal of the conversion feature into shares of Company common stock, including the removal of any requirement to reserve shares of common stock for conversion of the Baker Notes as well as any registration rights related thereto;

(iv)	the clarification that for the sole purpose of enabling an ex-U.S. license agreement for such assets, any Patents, Trademarks or Copyrights acquired after the Effective Date shall be excluded from the definition of Collateral; and,

(v)	the removal of the requirement for the Company to obtain $100 million in cumulative net Phexxi sales in the specified timeframe.

The current outstanding balance of the Baker Notes will continue to accrue interest at 10% per annum and, in the event of a default in the agreement or a failure to pay the Repurchase Price (as defined below) on or before September 8, 2028 (the Maturity Date), the Baker Purchasers may collect on the full principal amount then outstanding. Additionally, the Company was required to make a $1.0 million upfront payment by October 1, 2023 (which payment was made in late September 2023) as well as quarterly cash payments based upon a percentage of the Company’s global net product revenue. The cash payments will be determined based upon the quarterly global net revenue of Phexxi such that if the global net revenue is less than or equal to $5.0 million, the Company will pay 3%; if the global net revenue is over $5.0 million and less than or equal to $7.0 million, the Company will continue to pay 3% on net revenue up to $5.0 million and 4% on the net revenue over $5.0 million; and if the global net revenue is over $7.0 million, the Company will pay 3% on the net revenue up to $5.0 million, 4% on the net revenue over $5.0 million up to $7.0 million, and 5% on net revenue over $7.0 million. The cash payments will be payable beginning in the fourth quarter of 2023. Regardless of the percentage paid, the quarterly cash payment amounts, along with the $1.0 million upfront payment, will be deducted from the Repurchase Price as Applicable Reductions.

The Fourth Amendment also granted the Company the ability to repurchase the principal amount and accrued and unpaid interest of the Baker Notes for up to a five-year period for the one-time Repurchase Price designated below:

Date of Notes’ Repurchase	Repurchase Price
On or prior to September 8, 2024	$14,000,000 (less Applicable Reductions)
September 9, 2024-September 8, 2025	$16,750,000 (less Applicable Reductions)
September 9, 2025-September 8, 2026	$19,500,000 (less Applicable Reductions)
September 9, 2026-September 8, 2027	$22,250,000 (less Applicable Reductions)
September 9, 2027-September 8, 2028	$25,000,000 (less Applicable Reductions)

The Company evaluated whether any of the Embedded Features required bifurcation as a separate component. The Company elected the fair value option (FVO) under ASC 825, Financial Instruments (ASC 825), as the Baker Notes are qualified financial instruments and are, in whole, classified as liabilities. Under the FVO, the Company recognized the debt instrument at fair value, inclusive of the Embedded Features with changes in fair value related to changes in the Company’s credit risk being recognized as a component of accumulated other comprehensive income in the condensed consolidated balance sheets. All other changes in fair value were recognized in the condensed consolidated statements of operations.

Due to the execution of the Fourth Baker Amendment, the Company reviewed the Baker Notes in accordance with Topics ASC 470, Debt (ASC 470). Because the Baker Notes were recorded under the FVO, the Fourth Amendment was outside the scope of ASC 470-60 and as such did not qualify as a troubled debt restructuring (TDR). The Baker Notes were evaluated in accordance with ASC 470 and were determined to have failed certain qualitative factors to qualify as a modification and, therefore, were accounted for as an extinguishment. The Company removed the fair value of the old Baker Notes of $15.6 million and the related accumulated other comprehensive income of $73.2 million as of the date of extinguishment and recorded the fair value of the new Baker Notes, as measured on the date of the Baker Fourth Amendment as $12.5 million, and recognized a gain of approximately $75.3 million within the condensed consolidated statements of operations, in the gain (loss) on issuance of financial instruments line item, upon extinguishment. The gain includes recognizing $73.2 million that had previously been a component of other comprehensive income as part of the prior quarterly revaluations using the valuation methods discussed in Note 6 – Fair Value of Financial Instruments.

As of September 30, 2023, the Baker Notes are recorded at fair value in the condensed consolidated balance sheet as short-term convertible notes payable with a total balance of $12.5 million, and the total outstanding balance including principal and accrued interest is $97.1 million.

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

The Adjuvant Notes have a five-year term and, in connection with certain Company change of control transactions, may be prepaid at the option of the Company or will become payable on the date of the consummation of a change of control transaction at the option of the Adjuvant Purchasers. The Adjuvant Notes have interest accruing at 7.5% per annum on a quarterly basis in arrears to the outstanding balance of the Adjuvant Notes and are recognized as payment-in-kind. The effective interest rate for the nine months ended September 30, 2023 was 8.8%.

Interest expense for the Adjuvant Notes for the three and nine months ended September 30, 2023 and 2022 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Coupon interest	$516	$525	$1,520	$1,560
Amortization of issuance costs	51	25	179	45
Total	$567	$550	$1,699	$1,605

The Adjuvant Notes are convertible, subject to customary 4.99% and 19.99% beneficial ownership limitations, into shares of the Company’s common stock, par value $0.0001 per share, at any time at the option of the Adjuvant Purchasers at a conversion price of $6,843.75 per share. In connection with certain Company change of control transactions, the Adjuvant Notes may be prepaid at the option of the Company or will become payable at the option of the Adjuvant Purchasers. To the extent not previously prepaid or converted, the Adjuvant Notes were originally automatically convertible into shares of the Company’s common stock at a conversion price of $6,843.75 per share immediately following the earliest of the time at which the (i) 30-day value-weighted average price of the Company’s common stock was $18,750 per share, or (ii) the Company achieved cumulative net sales of $100.0 million, provided such net sales were achieved prior to July 1, 2023.

On April 4, 2022, the Company entered into the first amendment to the Adjuvant Purchase Agreement (the Adjuvant Amendment). The Adjuvant Amendment extended the affirmative covenant to achieve $100.0 million in cumulative net sales of Phexxi by June 30, 2022 to June 30, 2023. The Adjuvant Amendment also provided for an adjustment to the conversion price of the Adjuvant Notes such that the conversion price (the Conversion Price) for these Notes, effective as of the May 2023 reverse stock split, will now be the lesser of (i) $678.49 and (ii) 100% of the lowest price per share of common stock (or with respect to securities convertible into common stock, 100% of the applicable conversion price) sold in any equity financing until the Company has met the Qualified Financing Threshold. Effective as of the Company’s achievement of the Qualified Financing Threshold, the automatic conversion provisions in the Agreement were further amended to provide that the Adjuvant Notes will automatically convert into shares of the Company’s common stock at the Conversion Price immediately following the earliest of the time at which the (i) 30-day value-weighted average price of the Company’s common stock is $18,750 per share, or (ii) the Company achieves cumulative net sales of Phexxi of $100.0 million, provided such net sales were achieved prior to July 1, 2023.

The Adjuvant Notes contain various customary affirmative and negative covenants agreed to by the Company. On September 12, 2022, the Company was in default of the Adjuvant Notes due to the failure to achieve cumulative net sales of Phexxi of $100.0 million by June 30, 2022. On September 15, 2022, the Company entered into a Forbearance Agreement (the Adjuvant Forbearance Agreement) with the Adjuvant Purchasers, pursuant to which the Adjuvant Purchasers agreed to forbear from exercising any of their rights and remedies during the Forbearance Period as defined in therein, but solely with respect to the specified events of default provided under the Adjuvant Forbearance Agreement.

On September 15, 2022, the Company also entered into the second amendment to the Adjuvant Purchase Agreement (the Second Adjuvant Amendment), pursuant to which the conversion price per share was reduced to $26.25, subject to adjustment for certain dilutive Company equity issuance adjustments for a two-year period. In addition, the Company entered into an exchange agreement, pursuant to which the Adjuvant Purchasers agreed to exchange 10% of the outstanding amount of the Adjuvant Notes as of September 15, 2022 (or $2.9 million) for rights to receive 109,842 shares of common stock (the Adjuvant Purchase Rights). The number of shares for each Adjuvant Purchase Right is initially fixed, but is subject to certain customary adjustments, and, until the second anniversary of issuance, adjustments for certain dilutive Company equity issuances. Refer to Note 8 - Stockholders’ Deficit for discussion regarding additional issuances of purchase rights under this provision. The Adjuvant Purchase Rights expire on June 28, 2027 and do not have an exercise price per share and, therefore, will not result in cash proceeds to the Company. As of September 30, 2023, all Adjuvant Purchase Rights remain outstanding. The conversion price of the Adjuvant Notes was reset to $1.625 per share with the February 2023 Notes issuance, to $0.8125 per share in April 2023 issuance as discussed below, $0.40 per share along with the August 2023 Preferred Stock Transaction, and further reset to $0.0845 per share with the September 2023 Closing.

The Adjuvant Notes are accounted for in accordance with authoritative guidance for convertible debt instruments and are classified as current liabilities in the condensed consolidated balance sheets. The aggregate proceeds of $25.0 million were initially classified as restricted cash for financial reporting purposes due to contractual stipulations that specify the types of expenses the money can be spent on and how it must be allocated. The conversion feature was required to be bifurcated as an embedded derivative because the Company did not have sufficient number of shares reserved upon conversion as of December 31, 2022; however, the fair value of such feature was immaterial as of December 31, 2022. As of June 30, 2023, the Company had a sufficient number of shares reserved and the conversion feature was reclassified to stockholders’ deficit in accordance with ASC 815, Derivatives and Hedging (ASC 815) at that time. As of September 30, 2023 and December 31, 2022, $0.4 million and $0.9 million, respectively in proceeds remained, which are included in restricted cash on the condensed consolidated balance sheets. See Note 6 - Fair Value of Financial Instruments for a description of the accounting treatment for the Adjuvant Purchase Rights.

Due to the execution of the Adjuvant Forbearance and the Second Adjuvant Amendment, the Company reviewed the Adjuvant Notes in accordance with Topics ASC 470. The Company concluded that although changes in the structure of the debt met certain qualitative factors to qualify as a TDR, the effective interest rate post changes was greater than the original effective interest rate and, therefore, failed the quantitative test to be a TDR. The Adjuvant Notes were evaluated in accordance with ASC 470 and were determined to have failed certain qualitative factors to qualify as a modification and, therefore, were accounted for as an extinguishment. The Company removed the old debt from its financial records and recorded the new, revised debt and concurrently recognized a gain of approximately $2.5 million upon extinguishment, included in change in fair value of financial instruments within the condensed consolidated statements of operations for the third quarter of 2022. As discussed above, the Company was in default of the Adjuvant Notes at September 30, 2023, due to the failure to meet the cumulative net sales requirement. However, as discussed in Note 10 – Subsequent Events, Adjuvant forebeared such default in October 2023 and therefore the Company is no longer in default.

As of September 30, 2023, the Adjuvant Notes are recorded in the condensed consolidated balance sheet as short-term convertible notes payable with a total balance of $28.0 million. The balance is comprised of $22.5 million in principal, net of unamortized debt issuance costs, and $5.5 million in accrued interest. As of December 31, 2022, the Adjuvant Notes were recorded in the consolidated balance sheet as short-term convertible notes payable with a total balance of $26.3 million. The balance was comprised of $22.3 million in principal, net of unamortized debt issuance costs, and $4.0 million in accrued interest.

As of September 30, 2023, and assuming the current conversion price of $0.0845 per share, the Adjuvant Notes could be converted into 331,827,919 shares of common stock.

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

On September 15, 2022, the Company entered into exchange agreements with each of the May 2022 Notes Purchasers (the May 2022 Notes Exchange Agreements), pursuant to which the May 2022 Notes Purchasers agreed to exchange all outstanding balance of the May Notes as of September 15, 2022, using the aforementioned higher interest rate and redemption premium, for purchase rights (the May Note Purchase Rights) to receive 832,237 shares of common stock. As a result, the May Notes were no longer outstanding as of December 31, 2022. The number of right shares for each May Note Purchase Right is initially fixed, but is subject to certain customary adjustments, and, until the second anniversary of issuance, adjustments for certain dilutive Company equity issuances, as further discussed in Note 8 – Stockholders’ Deficit and expire on June 28, 2027. The May 2022 Notes Purchasers also waived certain anti-dilution share adjustment provisions with respect to shares underlying the May 2022 Warrants.

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

December 2022 and February, March, April, July, August, and September 2023 Notes

The Company entered into eight similar Securities Purchase Agreements (SPAs) between December 2022 and September 2023 with certain investors. Each of the agreements were materially similar. The variable details of each SPA, such as the principal amount of each note offering, net proceeds, and maturity date are outlined in the table below. Pursuant to each SPA, the Company agreed to sell in a registered direct offering (i) unsecured 8.0% Senior Subordinated Notes with the maturity dates and aggregate issue prices (ii) warrants to purchase the number of shares of the Company’s common stock, $0.0001 par value per share (including prefunded common stock Warrants as a part of the September 2023 SPA) (iii) Series D Preferred Stock (the Preferred Shares; December 2022 SPA only) (collectively, the Offerings). The Offerings had net proceeds to the Company from and are convertible at the amounts listed below.

The Notes interest rates are subject to increase to 12% upon an event of default and the Notes have no Company right to prepayment prior to maturity; however, the Company can redeem the respective Notes at a redemption premium of 32.5%. The Purchasers can also require the Company to redeem their notes at the respective premium rate tied to the occurrence of certain subsequent transactions, as well as require the Company to redeem the Notes in the event of subsequent placements (as defined). Also, pursuant to the terms of the SPAs, Purchasers have certain rights to participate in subsequent issuances of the Company’s securities, subject to certain exceptions. Additionally, the conversion rate and warrant strike price are subject to adjustment upon the issuance of other securities (as defined) less than the stated conversion rate and strike price at issuance. The strike prices adjusted as discussed in the table below. Additionally, subsequent to September 30, 2023, the conversion price of the September 2023 Notes was adjusted to $0.08 per share due to the 30 day price reset requirement in the SPA.

The Company evaluated the Notes in accordance with ASC 480 and determined that the Notes were all liability instruments at issuance. The applicable Notes were then evaluated in accordance with the requirements of ASC 825 and the Company concluded that they were not precluded from electing the fair value option for the applicable Notes.

The Company also evaluated the Warrants in accordance with ASC 480 and determined that the Warrants issued before the Reverse Stock Split in May 2023 (i.e. the December 2022 Notes, the February 2023 Notes, the March 2023 Notes, and the April 2023 Notes) were required to be recorded as liabilities at fair value in the Company’s condensed consolidated balance sheets as of December 31, 2022 and March 31, 2023. The applicable Notes were marked-to-market at each reporting date with changes in fair value recognized in the condensed consolidated statement of operations, unless the change is concluded to be related to changes in the Company’s credit rating, in which case the change was recognized as a component of accumulated other comprehensive income in the condensed consolidated balance sheets. As a result of the Reverse Stock Split, the Company had sufficient shares available for issuance to cover the potential exercises; therefore, the Warrants that were previously classified as liabilities were marked-to-market and reclassified to equity in May 2023. For the Warrants issued after the Reverse Stock Split (i.e. the July 2023 Notes, August 2023 Notes, and September 2023 Notes), the Company determined they were required to be recorded in equity.

Summary of Senior Subordinated Notes and Warrants (December 2022 to September 2023):

						Conversion Price
Notes	Principal at issuance (in thousands)	Net Proceeds before issuance costs (in thousands)	Warrants (common stock)	Preferred Shares	Maturity Date	At Issuance	At 12/31/2022	At 3/31/2023	At 6/30/2023	At 9/30/2023
December 2022 Notes	$2,308	$1,500	369,230	70 - Series D	12/21/2025	$6.25	$6.25	$1.625	$0.8125	$0.0845
February 2023 Notes(1)	1,385	900	653,538	-	2/17/2026	$2.50	N/A	$1.625	$0.8125	$0.0845
March 2023 Notes	600	390	240,000	-	3/17/2026	$2.50	N/A	$1.625	$0.8125	$0.0845
March 2023 Notes(2)	538	350	258,584	-	3/20/2026	$2.50	N/A	$1.625	$0.8125	$0.0845
April 2023 Notes	769	500	615,384	-	3/6/2026	$1.25	N/A	N/A	$0.8125	$0.0845
July 2023 Notes	1,500	975	1,200,000	-	3/6/2026	$1.25	N/A	N/A	N/A	$0.0845
August 2023 Notes	1,000	650	799,999	-	8/4/2026	$1.25	N/A	N/A	N/A	$0.0845
September 2023 Notes(3)	2,885	1,875	26,997,040	-	9/26/2026	$0.13	N/A	N/A	N/A	$0.13
Total Offerings	$10,985	$7,140	31,133,775

(1)	Warrants include 99,692 issued to the placement agent.
(2)	Warrants include 43,200 issued to the placement agent.
(3)	Warrants include 22,189,349 common warrants and 4,807,692 pre-funded warrants and $0.4 million of the net proceeds were recorded in prepaid and other current assets at September 30, 2023 as they were received in October 2023.

Please see Note 6 – Fair Value of Financial Instruments for discussion regarding the current fair value of the notes referenced above and Note 8 – Stockholders’ Deficit regarding the conversion of some of the notes referenced above to Series E-1 Shares.

5. Balance Sheet Details

Inventories

Inventories consist of the following (in thousands) for the period indicated:

	As of
	September 30, 2023	December 31, 2022
Raw Materials (1)	$557	$758
Work in process (2)	1,105	4,142
Finished Goods (3)	864	1,748
Total (4)	$2,526	$6,648

(1)	The raw materials balance was written down by $0.2 million in the nine months period ended September 30, 2023 for estimated obsolescence and excess inventory based upon assumptions about future manufacturing needs.

(2)	The work in process balance represents all production costs incurred for partially completed goods and was written down by $0.9 million in the nine months ending September 30, 2023 for estimated obsolescence and excess inventory based upon assumptions about the future gross sales of Phexxi.

(3)	The finished goods balance was written down by $0.4 million in the nine months ended September 30, 2023 for estimated obsolescence and excess inventory based upon assumptions about the future gross sales of Phexxi.

(4)	A portion of the total inventory balance which relates to inventory not expected to be sold within one year from the balance sheet date is included in other noncurrent assets, and such balance was zero and $1.3 million as of September 30, 2023 and December 31, 2022, respectively.

Prepaid and Other Current Assets

Prepaid and other current assets consist of the following (in thousands):

	As of
	September 30, 2023	December 31, 2022
Insurance	$1,035	$1,387
Receivable for September 2023 Notes proceeds	375	-
Research and development related costs	318	403
Other	519	428
Total	$2,247	$2,218

Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

		As of
	Useful Life	September 30, 2023	December 31, 2022
Research equipment	5 years	$586	$653
Computer equipment and software	3 years	647	639
Office furniture	5 years	-	881
Leasehold improvements	5 years or less	-	3,388
Construction in-process	-	1,562	1,568
		2,795	7,129
Less: accumulated depreciation		(1,164)	(3,189)
Total, net		$1,631	$3,940

Depreciation and amortization expense for property and equipment is disclosed in the condensed consolidated statements of cash flows.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of
	September 30, 2023	December 31, 2022
Clinical trial related costs	$2,497	$2,574
Selling and marketing related costs	1,015	674
Other	1,588	876
Total	$5,100	$4,124

6. Fair Value of Financial Instruments

Fair Value of Financial Assets

The fair values of the Company’s assets, including money market funds, investments in marketable fixed income debt securities classified as cash and cash equivalents measured on a recurring basis as of December 31, 2022, are summarized in the following tables (in thousands). There are no such instruments as of September 30, 2023.

	As of
	December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (Level 3)	Significant Unobservable Inputs (Level 3)	Total
Money market funds (1)	$2,612	$-	$-	$-	$2,612
Total assets	$2,612	$-	$-	$-	$2,612

(1)	Included as a component of cash and cash equivalents on the accompanying condensed consolidated balance sheet.

Fair Value of Financial Liabilities

The following tables summarize the Company’s convertible debt instruments as of September 30, 2023 and December 31, 2022, respectively (in thousands):

					Fair Value
As of September 30, 2023	Principal Amount	Unamortized Issuance Costs	Accrued Interest	Net Carrying Amount	Amount	Leveling
Baker Notes(1)(2)	$97,122	$-	$-	$97,122	$12,450	Level 3
Adjuvant Notes(3)(4)	22,500	(72)	5,541	27,969	N/A	N/A
December 2022 Notes(1)	881	-	-	881	63	Level 3
February 2023 Notes (1)	886	-	-	886	64	Level 3
March 2023 Notes (1)	1,189	-	-	1,189	85	Level 3
April 2023 Notes (1)	800	-	-	800	58	Level 3
July 2023 Notes (1)	1,530	-	-	1,530	110	Level 3
August 2023 Notes (1)	1,013	-	-	1,013	72	Level 3
September 2023 Notes (1)	2,887	-	-	2,887	208	Level 3

							Fair Value
As of December 31, 2022	Principal Amount	Unamortized Issuance Costs	Accrued Interest	Redemption Amount	Amount Exchanged	Net Carrying Amount	Amount	Leveling
Baker Notes(1)(2)	$45,528	$-	$-	$-	$-	$45,528	$39,260	Level 3
Adjuvant Notes(3)(4)	22,500	(252)	4,020	-	-	26,268	-	N/A
May 2022 Notes(1)	16,376	-	1,101	4,369	(21,846)	-	-	N/A
December 2022 Notes (1)	2,308	-	-			2,308	156	Level 3

(1)	These liabilities are/were carried at fair value in the condensed consolidated balance sheets. As such, the principal and accrued interest was included in the determination of fair value. The related debt issuance costs were expensed. The principal amounts of the December 2022 and all the 2023 term notes include approximately $0.1 million of accrued interest as of September 30, 2023. Such accrued interest was immaterial as of December 31, 2022.

(2)	The Baker Notes principal amount includes $11.9 million and $5.6 million of interest paid-in kind as of September 30, 2023 and December 31, 2022, respectively.

(3)	The Adjuvant Notes are recorded in the condensed consolidated balance sheets at their net carrying amount which includes principal and accrued interest, net of unamortized issuance costs.

(4)	The principal amount and accrued interest of the Adjuvant Notes are net of the 10% reduction in principal and interest of $2.5 million and $0.4 million, respectively, received in exchange for the issuance of purchase rights.

The following tables summarize the Company’s derivative liabilities as of September 30, 2023 and December 31, 2022 as discussed in Note 8 - Stockholders’ Deficit (in thousands):

	Fair Value
	September 30, 2023 (2)		December 31, 2022(1)	Leveling
April and June 2020 Baker Warrants	$	N/A	$1	Level 3
May 2022 Public Offering Warrants		N/A	303	Level 3
June 2022 Baker Warrants		N/A	170	Level 3
December 2022 Warrants		N/A	107	Level 3
Purchase rights		N/A	1,095	Level 3
Total Derivative Liabilities		$-	$1,676

(1)	As of December 31, 2022, all warrants issued by the Company are subject to liability accounting due to potential settlement in cash, an insufficient number of authorized shares and other adjustment mechanics. However, warrants with an exercise price greater than $2.50 per share were considered to be significantly out of the money and therefore the value ascribed to those warrants was considered to be de minimus and is therefore excluded from the above table.

(2)	Upon the effectuation of the reverse split on May 18, 2023, the Company has a sufficient number of authorized shares. As a result, during the second quarter of 2023, all derivatives in the table above were marked-to-market with an immaterial amount on May 18, 2023, and then reclassified to equity.

Change in Fair Value of Level 3 Financial Liabilities

The following tables summarize the changes in Level 3 financial liabilities related to Term Notes, Baker Notes and December 2022 Notes, and February, March, April, July, August, and September 2023 Notes measured at fair value on a recurring basis for the three and nine months ended September 30, 2023 (in thousands).

	Baker First Closing Notes	Baker Second Closing Notes	Baker Notes- Fourth Amendment	Total Offerings (Note 4)	Total
Balance at June 30, 2023	$9,360	$6,240	$-	$-	$15,600
Balance at issuance	-	-	13,450	208	13,658
Debt repayment	-		(1,000)	-	(1,000)
Extinguishment	(9,360)	(6,240)	-	-	(15,600)
Change in fair value presented in the Condensed Consolidated Statements of Comprehensive Operations	-	-	-	452	452
Balance at September 30, 2023	$-	$-	$12,450	$660	$13,110

	Baker First Closing Notes	Baker Second Closing Notes	Baker Notes- Fourth Amendment	Total Offerings (Note 4)	Total
Balance at December 31, 2022	$23,556	$15,704	$-	$156	$39,416
Balance at issuance	-	-	13,450	220	13,670
Debt repayment	-	-	(1,000)	-	(1,000)
Extinguishment	(9,360)	(6,240)	-	-	(15,600)
Change in fair value presented in the Condensed Consolidated Statements of Comprehensive Operations	(14,196)	(9,464)	-	284	(23,376)
Balance at September 30, 2023	$-	$-	$12,450	$660	$13,110

The following tables summarize the changes in Level 3 financial liabilities related to the January 2022 Notes, the March 2022 Notes, the May 2022 Notes, and the Baker Notes measured at fair value on a recurring basis for the three and nine months ended September 30, 2022 (in thousands):

	Term Notes - May 2022 Notes	Baker First Closing Notes	Baker Second Closing Notes	Baker Notes Total
Balance at June 30, 2022	$4,054	$52,315	$34,877	$87,192
Change in fair value presented in the Condensed Consolidated Statements of Operations	752	-	-	-
Change in fair value presented in the Condensed Consolidated Statements of Comprehensive Operations	-	(21,217)	(14,145)	(35,362)
Exchange of notes (noncash)	(4,806)	-	-	-
Balance at September 30, 2022	$-	$31,098	$20,732	$51,830

	Term Notes - January 2022 Notes	Term Notes - March 2022 Notes	Term Notes - May 2022 Notes	Term Notes Total	Baker First Closing Notes	Baker Second Closing Notes	Baker Notes Total
Balance at December 31, 2021	$-	$-	$-	$-	$49,030	$32,687	$81,717
Balance at issuance	116	149	447	712	-	-	-
Debt repayment	-	-	(5,892)	(5,892)	-	-	-
Change in fair value presented in the Condensed Consolidated Statements of Operations	4	2	10,251	10,257	1,189	792	1,981
Change in fair value presented in the Condensed Consolidated Statements of Comprehensive Operations	-	-	-	-	(19,121)	(12,747)	(31,868)
May 2022 exchange transaction	(120)	(151)	(4,806)	(5,077)	-	-	-
Balance at September 30, 2022	$-	$-	$-	$-	$31,098	$20,732	$51,830

The following tables summarize the changes in Level 3 financial liabilities related to derivative liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2023 (in thousands). There was no such activity for the three months ended September 30, 2023.

	April and June 2020 Baker Warrants	May 2022 Public Offering Common Warrants	June 2022 Baker Warrants	December 2022 Warrants	February and March 2023 Warrants	Purchase Rights	Derivative Liabilities Total
Balance at December 31, 2022	$1	$303	$170	$107	$-	$1,095	$1,676
Balance at issuance	-	-	-	-	6	105	111
Exercises	-	(7)	-	-	-	(186)	(193)
Change in fair value presented in the Condensed Consolidated Statements of Operations	(1)	(295)	(169)	(107)	(6)	(961)	(1,539)
Reclassified to equity	-	(1)	(1)	-	-	(53)	(55)
Balance at September 30, 2023	$-	$-	$-	$-	$-	$-	$-

The following tables summarize the changes in Level 3 financial liabilities related to derivative liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2022 (in thousands):

	Derivative Liability - January 2022 Warrants	Derivative Liability - March 2022 Warrants	Derivative Liability - May 2022 Warrants	May 2022 Public Offering Common Warrants	June 2022 Baker Warrants	Purchase Rights	Derivative Liabilities Total
Balance at June 30, 2022	$689	$683	$687	$41,241	$70,238	$-	$113,538
Balance at issuance	-	-	-	-	-	5,440	5,440
Exercises	-	-	-	(4,941)	-	(524)	(5,465)
Change in fair value presented in the Condensed Consolidated Statements of Operations	(680)	(674)	(680)	(35,282)	(69,582)	-	(106,898)
Balance at September 30, 2022	$9	$9	$7	$1,018	$656	$4,916	$6,615

	Derivative Liability - Convertible Preferred Stock Conversion Feature	Derivative Liability - January 2022 Warrants	Derivative Liability - March 2022 Warrants	Derivative Liability - May 2022 Warrants	May 2022 Public Offering Common Warrants	May 2022 Public Offering Pre-Funded Warrants	June 2022 Baker Warrants	Purchase Rights	Derivative Liabilities Total
Balance at December 31, 2021	$202	$-	$-	$-	$-	$-	$-	$-	$202
Balance at issuance	-	4,562	6,025	1,613	18,034	4,633	70,238	5,440	110,545
Exercises	-	-	-	-	(12,086)	(4,633)	-	(524)	(17,243)
Change in fair value presented in the Condensed Consolidated Statements of Operations	(83)	(4,553)	(6,016)	(1,606)	(4,930)	-	(69,582)	-	(86,770)
Conversion of series B-2 convertible preferred stock	(46)	-	-	-	-	-	-	-	(46)
May 2022 exchange transaction	(73)	-	-	-	-	-	-	-	(73)
Balance at September 30, 2022	$-	$9	$9	$7	$1,018	$-	$656	$4,916	$6,615

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

From the third quarter of 2022 through the second quarter of 2023, the fair value of the Baker Notes issued as described in Note 4 - Debt, and subsequent changes in fair value recorded at each reporting date, was determined by estimating the fair value of the Market Value of Invested Capital (“MVIC”) of the Company. This was estimated using forms of the cost and market approaches. In the Cost approach, an adjusted net asset value method was used to determine the net recoverable value of the Company, including an estimate of the fair of the Company’s intellectual property. The estimated fair value of the Company’s intellectual property was valued using a relief from royalty method which required management to make significant estimates and assumptions related to forecasts of future revenue, and the selection of the royalty and discount rates. The guideline public company method served as another valuation indicator. In this form of the Market approach, comparable market revenue multiples were elected and applied to the Company’s forward revenue forecast to ultimately derive a MVIC indication. If the resulting fair value from these approaches was not estimated as greater than the contractual payout, then fair value of the Baker Notes became only the Company MVIC available for distribution to this first lien note holder.

Starting in the third quarter of 2023, the fair value of the Baker Notes issued as described in Note 4 - Debt is determined using a Monte Carlo simulation-based model. The Monte Carlo simulation was used to take into account several embedded features and factors, including the exercise of the repurchase right, the Company’s future revenues, meeting certain debt covenants, the maturity term of the note and dissolution. For the dissolution scenario, the cost approach, an adjusted net asset value method was used to determine the net recoverable value of the Company, including an estimate of the fair value of the Company’s intellectual property. The estimated fair value of the Company’s intellectual property was valued using a relief from royalty method which required management to make significant estimates and assumptions related to forecasts of future revenue, and the selection of the royalty (3.5%) and discount (15.0%) rates.

The fair value of the Baker Notes is subject to uncertainty due to the assumptions that are used in the Monte Carlo simulation-based model. These factors include but are not limited to the Company’s future revenue, and the probability and timing of the exercise of the repurchase right. The fair value of the Baker Notes is sensitive to these estimated inputs made by management that are used in the calculation.

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

December 2022 Notes and February, March, April, July, August, and September 2023 Notes

The fair value of the December 2022 Notes and February, March, April, July, August, and September 2023 Notes issued as described in Note 4 – Debt, were determined using the methods described above in Valuation Methodology, using the residual value of the Company after the fair value of the Baker Notes. The quarterly valuation for the three months ended September 30, 2023 resulted in an adjustment of $0.3 million to loss on issuance of financial instruments in the condensed consolidated statement of operations.

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

Warrants

The warrants contain a provision, under which the holders can force settlement in cash if the Company does not have sufficient shares authorized to satisfy the warrants. As such, the warrants were recorded as derivative liabilities in the condensed consolidated balance sheet as of December 31, 2022. In accordance with ASC 815, warrants previously classified as equity instruments were determined to be liability classified (the Reclassified Warrants) due to the Company having an insufficient number of authorized shares as of December 31, 2022; however, the impacted warrants were reclassified as equity instruments during the second quarter of 2023 as a result of the Reverse Stock Split. The Company will continue to re-evaluate the classification of its warrants at the close of each reporting period to determine their proper balance sheet classification. The warrants are valued using an OPM based on the applicable assumptions, which include the exercise price of the warrants, time to expiration, expected volatility of our peer group, risk-free interest rate, and expected dividends. The assumptions used in the OPM are considered level 3 assumptions and include, but are not limited to, the market value of invested capital, the cumulative equity value of the Company as a proxy for the exercise price, the expected term the warrants will be held prior to exercise and a risk-free interest rate and probability of change of control event. Additionally, as the warrants are re-priced under certain provisions in the agreements; at each re-pricing event, the Company must value the warrants using a Black-Scholes model immediately prior to and immediately following the re-pricing event. The incremental fair value is recorded as an increase to accumulated deficit and additional paid-in-capital, in accordance with ASC 470.

The Company recorded $1.0 million adjustment into accumulated deficit in the condensed consolidated statement of convertible and redeemable preferred stock and stockholders’ deficit during the three months ended September 30, 2023 in accordance with ASC 260, Earnings per Share (ASC 260), related to the down round features triggered due to reset of exercise price for equity classified Purchase Rights and warrants.

7. Commitments and Contingencies

Operating Leases

Fleet Lease

In December 2019, the Company and Enterprise FM Trust (the Lessor) entered into a Master Equity Lease Agreement whereby the Company leases vehicles to be delivered by the Lessor from time to time with various monthly costs depending on whether the vehicles are delivered for a term of 24 or 36 months, commencing on each corresponding delivery date. The leased vehicles are for use by eligible employees of the Company’s commercial operations personnel. As of September 30, 2023, there was a total of 21 leased vehicles. The Company maintained a letter of credit as collateral in favor of the Lessor, which was included in restricted cash in the condensed consolidated balance sheet as December 31, 2022. This letter of credit was $0.3 million, which was released by the Lessor during the first quarter of 2023. The Company determined that the leased vehicles are accounted for as operating leases under ASC 842, Leases (ASC 842). In September 2022, the Company extended the lease term for an additional 12 months for the vehicles with a term of 24 months. The Company determined that such extension is accounted for as a modification, for which the Company reassessed the lease classification and the incremental borrowing rate on the modification date and accounted for accordingly.

2020 Lease and the First Amendment

On October 3, 2019, the Company entered into an office lease for approximately 24,474 square feet (the High Bluff Premises) pursuant to a non-cancelable lease agreement (the 2020 Lease). The 2020 Lease commenced on April 1, 2020 with an expiry of September 30, 2025, unless terminated earlier in accordance with its terms. The Company provided the landlord with a $0.75 million security deposit in the form of a letter of credit for the High Bluff Premises.

On April 14, 2020, the Company entered into the first amendment to the 2020 Lease for an additional 8,816 rentable square feet of the same office location (the Expansion Premises), which commenced on September 1, 2020 with an expiry of September 30, 2025. The Company provided an additional $0.05 million in a letter of credit for the Expansion Premises. As of December 31, 2022, restricted cash maintained as collateral for the Company’s security deposit was $0.8 million.

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

2022 Sublease

On May 27, 2022, the Company entered into a sublease agreement with AMN Healthcare, Inc. (AMN), pursuant to which the Company agreed to sublease 16,637 rentable square feet of the High Bluff Premises to AMN for a term commencing on June 15, 2022 and ending coterminous with the 2020 Lease on September 30, 2025, in exchange for the sum of approximately $0.1 million per month, subject to an annual 3.5% increase each year. Gross sublease income was zero for the three and $0.3 million for the nine months ended September 30, 2023 and was $0.3 million for the three and nine months ended September 30, 2022. The sublease was terminated along with the settlement of the 2020 Lease in June 2023.

Supplemental Financial Statement Information

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost (in thousands)	Classification	2023	2022	2023	2022
Operating lease expense	Research and development	$1	$37	$126	$208
Operating lease expense	Selling and marketing	55	225	302	724
Operating lease expense	General and administrative	2	81	336	590
Total		$58	$343	$764	$1,522

Lease Term and Discount Rate	September 30, 2023	December 31, 2022
Weighted Average Remaining Lease Term (in years)	0.95	2.68
Weighted Average Discount Rate	12%	12%

Maturity of Operating Lease Liabilities (in thousands)	September 30, 2023
Remainder of 2023 (3 months)	$47
Year ending December 31, 2024	109
Year ending December 31, 2025	9
Total lease payments	165
Less imputed interest	(14)
Total	$151

	Nine Months Ended September 30,
Other information (in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows in operating leases	$1,470	$1,969

Other Contractual Commitments

In November 2019, the Company entered into a supply and manufacturing agreement with a third party to manufacture Phexxi, with potential to manufacture other product candidates in accordance with all applicable current good manufacturing practice regulations, pursuant to which the Company has certain minimum purchase commitments based on the forecasted product sales. There were no purchases under the supply and manufacturing agreement for the three- and nine- month periods ended September 30, 2023 and 2022.

Contingencies

From time to time the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. During the nine months ended September 30, 2023, the Company settled a portion of its trade payables with numerous vendors, which resulted in a $1.5 million reduction in trade payables. As of September 30, 2023, there were no claims or actions pending against the Company which management believes has a probable or reasonably possible probability of an unfavorable outcome. However, the Company may receive trade payable demand letters from its vendors that could lead to potential litigation. As of September 30, 2023, approximately 89% of the Company’s trade payables were greater than 90 days past due.

In April 2023, the Company received a Paragraph IV certification notice letter (the Padagis Notice Letter) regarding an Abbreviated New Drug Application (“ANDA”) submitted to the FDA by Padagis Israel Pharmaceuticals Inc. (Padagis). The ANDA seeks approval from the FDA to commercially manufacture, use, or sell a generic version of Phexxi® under 21 U.S.C. § 355(j) prior to the expiration of United States Patent Nos. 10,568,855; 11,337,989; and 11,439,610 listed in the FDA’s Orange Book: Approved Drug Products with Therapeutic Equivalence Evaluations (collectively the “Phexxi Patents”). In the Padagis Notice Letter, Padagis claims that the Phexxi Patents are invalid under various grounds.

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

On September 18, 2023, Padagis withdrew the Paragraph IV certification in the previously-submitted ANDA and has instead converted to a Paragraph III certification. With the pivot to Paragraph III certification, rather than challenging the Phexxi patents and seeking approval of the ANDA prior to expiration of any of these patents, Padagis is instead now asking the FDA to wait until after all the Phexxi patents expire before issuing final approval of the ANDA; the latest-expiring Phexxi patents do not expire until 2033.

Both companies requested dismissal on September 21, 2023. The case was dismissed on September 22, 2023.

Intellectual Property Rights

In 2014, the Company entered into an amended and restated license agreement (the Rush License Agreement) with Rush University Medical Center (Rush University) pursuant to which Rush University granted the Company an exclusive, worldwide license of certain patents and know-how related to its multipurpose vaginal pH modulator technology. For the U.S. patent that the Company licensed from Rush University, three Orders Granting Interim Extension (OGIEs) were received from the USPTO, extending the expiration of this patent to March 2024. Pursuant to the Rush License Agreement, the Company is obligated to pay Rush University an earned royalty based upon a percentage of net sales in the range of mid-single digits until the expiration of this patent. In September 2020, the Company entered into the first amendment to the Rush License Agreement, pursuant to which the Company is also obligated to pay a minimum annual royalty amount of $0.1 million to the extent the earned royalties do not equal or exceed $0.1 million commencing January 1, 2021. Such royalty costs, included in cost of goods sold, were $0.2 million and $0.4 million for the three and nine months ended September 30, 2023, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023 and December 31, 2022, approximately $0.9 million and $0.6 million, respectively, was included in accrued expenses in the condensed consolidated balance sheets.

8. Stockholders’ Deficit

Warrants

In April and June 2020, pursuant to the Baker Bros. Purchase Agreement, as discussed in Note 4 – Debt, the Company issued warrants to purchase up to 2,732 shares of common stock in a private placement at an exercise price of $4,575 per share. The Second Baker Amendment provides that the exercise price of the Baker Warrants will equal the conversion price of the Baker Notes. The exercise price of the Baker warrants was reset to $1.625 per share in the first quarter of 2023, to $0.8125 per share in the second quarter of 2023, and to $0.0845 per share in September 2023.

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

In June 2022, as required by the Second Baker Amendment, the Company issued the June 2022 Baker Warrants to purchase up to 582,886 shares of the Company’s common stock, $0.0001 par value per share. The June 2022 Baker Warrants have an exercise price of $93.75 per share and a five-year term and were exercisable beginning June 28, 2022. The June 2022 Baker Warrants also contain customary 4.99% and 19.99% limitations on exercise provisions. The exercise price and number of shares issuable upon exercise of the June 2022 Baker Warrants is subject to adjustment for certain dilutive issuances, stock splits and similar recapitalization transactions. The strike price of these warrants reset to $1.625 during the first quarter of 2023, to $0.8125 per share in the second quarter of 2023, and to $0.0845 per share in September 2023.

In February, March, April, July, August, and September 2023, pursuant to the 2023 Securities Purchase Agreements as discussed in Note 4 – Debt, the Company issued warrants to purchase up to 1,152,122 shares of the Company’s common stock at an exercise price of $2.50 per share, up to 615,384 shares of the Company’s common stock at an exercise price of $1.25 per share and up to 1,999,999 shares of the Company’s common stock at an exercise price of $0.19 per share. In April 2023, the strike price of the February and March 2023 Warrants reset to $0.8125. In September 2023, the strike price of the February, March, April, July, and August 2023 Warrants reset to $0.0845 per share.

As of September 30, 2023, warrants to purchase up to 32,639,382 shares of the Company’s common stock remain outstanding at a weighted average exercise price of $1.64 per share. In accordance with ASC 815, certain warrants previously classified as equity instruments were determined to be liability classified (the Reclassified Warrants) due to the Company having an insufficient number of authorized shares as of December 31, 2022; however, the impacted warrants were reclassified back to as equity instruments during the second quarter of 2023 as a result of the May 2023 Reverse Stock Split. The Company will continue to re-evaluate the classification of its warrants at the close of each reporting period to determine the proper balance sheet classification for them. These warrants are summarized below:

Type of Warrants	Underlying common stock to be Purchased	Exercise Price	Issue Date	Exercise Period
Common Warrants	4	$6,918.75	June 11, 2014	June 11, 2014 to June 11, 2024
Common Warrants	451	$14,062.50	May 24, 2018	May 24, 2018 to May 24 2025
Common Warrants	888	$11,962.50	April 11, 2019	October 11, 2019 to April 11, 2026
Common Warrants	1,480	$11,962.50	June 10, 2019	December 10, 2019 to June 10, 2026
Common Warrants	1,639	$0.0845	April 24, 2020	April 24, 2020 to April 24, 2025
Common Warrants	1,092	$0.0845	June 9, 2020	June 9, 2020 to June 9, 2025
Common Warrants	8,003	$735.00	January 13, 2022	March 1, 2022 to March 1, 2027
Common Warrants	8,303	$897.56	March 1, 2022	March 1, 2022 to March 1, 2027
Common Warrants	6,666	$309.56	May 4, 2022	May 4, 2022 to May 4, 2027
Common Warrants	894,194	$0.0845	May 24, 2022	May 24, 2022 to May 24, 2027
Common Warrants	582,886	$0.0845	June 28, 2022	May 24, 2022 to June 28, 2027
Common Warrants	369,230	$0.0845	December 21, 2022	December 21, 2022 to December 21, 2027
Common Warrants	653,538	$0.0845	February 17, 2023	February 17, 2023 to February 17, 2028
Common Warrants	240,000	$0.0845	March 13, 2023	March 13, 2023 to March 13, 2028
Common Warrants	258,584	$0.0845	March 20, 2023	March 20, 2023 to March 20, 2028
Common Warrants	615,384	$0.0845	April 5, 2023	April 5, 2023 to April 5, 2028
Common Warrants	1,200,000	$0.0845	July 3, 2023	July 3, 2023 to July 3, 2028
Common Warrants	799,999	$0.0845	August 4, 2023	August 4, 2023 to August 4, 2028
Common Warrants	22,189,349	$0.1300	September 27, 2023	September 27, 2023 to September 27, 2028
Pre-funded Warrants	4,807,692	$0.0010	September 27, 2023	September 27, 2023 to September 27, 2028
Total	32,639,382

Preferred Stock

Effective December 15, 2021, the Company amended and restated its certificate of incorporation, under which the Company is currently authorized to issue up to 5,000,000 shares of total preferred stock, including the authorized convertible preferred stock designated for Series B-1 and B-2, Series C and Series E-1, and nonconvertible and redeemable preferred stock (Series D), par value $0.0001 per share.

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

On August 7, 2023, the Company filed a Certificate of Designation of Series E-1 Convertible Preferred Stock (Certificate of Designation), par value $0.0001 per share (the Series E-1 Shares). An aggregate of 2,300 shares was authorized. The Series E-1 Shares are convertible into shares of common stock at a conversion price of $0.40 per share and are both counted toward quorum on the basis of and have voting rights equal to the number of shares of common stock into which the Series E-1 Shares are then convertible. The Series E-1 Shares are senior to all common stock with respect to preferences as to dividends, distributions and payments upon a dissolution event. In the event of a liquidation event, the Series E-1 Shares are entitled to receive an amount per share equal to the Black Scholes Value as of the liquidation event plus the greater of 125% of the conversion amount (as defined in the Certificate of Designation) and the amount the holder of the Series E-1 Shares would receive if the shares were converted into common stock immediately prior to the liquidation event. If the funds available for liquidation are insufficient to pay the full amount due to the holders of the Series E-1 Shares, each holder will receive a percentage payout. The Series E-1 Shares are entitled to dividends at a rate of 10% per annum or 12% upon a triggering event. Dividends are payable in shares of common stock and may, at the Company’s election, be capitalized and added to the principal monthly. The Series E-1 Shares also have a provision that allows them to be converted to common stock at a conversion rate equal to the Alternate Conversion Price (as defined in the Certificate of Designation) times the number of shares subject to conversion times the 25% redemption premium in the event of a Triggering Event (as defined in the Certificate of Designation) such as in a liquidation event.

On August 7, 2023, certain investors party to the December 2022 Notes and the February 2023 Notes exchanged $1.8 million total in principal and accrued interest under the outstanding convertible promissory notes for 1,800 shares of Series E-1 Shares (the August 2023 Preferred Stock Transaction). Per the Series E-1 Convertible Preferred Stock Certificate of Designation, the conversion rate can also be adjusted in several future circumstances, such as on certain dates after the exchange date and upon the issuance of additional convertible securities with a lower conversion rate or in the instance of a Triggering Event. As such, the conversion price as of September 30, 2023 was adjusted to $0.0845 per share. The 1,800 Series E-1 Shares are classified as mezzanine equity within the condensed consolidated balance sheets in accordance with ASC 480 due the Series E-1 Shares having a fixed 25% redemption premium upon a Triggering Event and no mandatory redemption feature. During the three months ended September 30, 2023, $1.8 million was recorded as an increase to additional paid-in-capital for the preferred shares in the condensed consolidated statement of convertible and redeemable preferred stock and stockholders’ deficit related to the August 2023 Preferred Stock Transaction.

Nonconvertible and Redeemable Preferred Stock

On December 16, 2022, the Company filed a Certificate of Designation of Series D Non-Convertible Preferred Stock, par value $0.0001 per share (the Series D Preferred Shares). An aggregate of 70 shares was authorized; these shares were not convertible into shares of common stock, had limited voting rights equal to 1% of the total voting power of the then-outstanding shares of common stock entitled to vote, were not entitled to dividends, and were required to be redeemed by the Company once its shareholders approved a reverse split, as described in the Certificate of Designation. All 70 shares of the Series D Preferred were subsequently issued in connection with the December 2022 Securities Purchase Agreement as discussed in Note 4 - Debt. The Series D Preferred Shares, which were classified as liabilities as of December 31, 2022, were redeemed in July 2023.

Common Stock

Effective September 14, 2023, the Company further amended its amended and restated certificate of incorporation to increase the number of authorized shares of common stock to 3,000,000,000 shares.

Public Offerings

In May 2022, the Company completed an underwritten public offering (the May 2022 Public Offering), whereby the Company issued 181,320 shares of common stock and common warrants (the May Common Stock Warrants) to purchase 362,640 shares of common stock at a price to the public of $93.75. The common warrants have an exercise price of $93.75 per share, a five-year term, and were exercisable beginning on May 24, 2022. In the May 2022 Public Offering the Company also issued pre-funded warrants to purchase 102,680 shares of common stock and common warrants to purchase 205,360 shares of common stock at a price to the public of $93.63. The pre-funded warrants had an exercise price of $0.125 per share, were exercisable beginning on May 24, 2022, and were fully exercised after completion of this offering. The Company received proceeds from the May 2022 Public Offering of $18.1 million, net of $5.9 million debt repayment, underwriting discounts and offering expenses. As discussed above in Warrants, the May Common Stock Warrants were impacted by dilution adjustments and the strike price was reset to $1.625 during the first quarter of 2023, to $0.8125 in the second quarter of 2023, and to $0.0845 in September 2023.

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

Purchase Rights

On September 15, 2022, the Company entered into certain exchange agreements with the Adjuvant Purchasers and the May 2022 Notes Purchasers to exchange, upon request, the Purchase Rights for an aggregate of 942,080 shares of the Company’s common stock. The number of right shares for each Purchase Right is initially fixed at issuance, but is subject to certain customary adjustments, and, until the second anniversary of issuance, adjustments for certain dilutive Company equity issuances and expire on June 28, 2027. Refer to Note 6 - Fair Value of Financial Instruments for the accounting treatment of the Purchase Rights. In connection with the February, March, April, July, August, and September 2023 Notes issuances, during the three months ended September 30, 2023, the Company increased the number of outstanding Purchase Rights by 262,221,766 due to the reset of its exercise price, which resulted in a loss on issuance of financial instruments of $4.9 million. The Company also issued 2,767,332 shares of common stock upon the exercises of certain Purchase Rights. As of September 30, 2023, Purchase Rights of 288,237,667 shares of the Company’s common stock remained outstanding.

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

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows in common equivalent shares as of September 30, 2023:

Common stock issuable upon the exercise of stock options outstanding	3,754
Common stock issuable upon the exercise of common stock warrants	32,639,382
Common stock available for future issuance under the 2019 ESPP	509
Common stock available for future issuance under the Amended and Restated 2014 Plan	5,781
Common stock available for future issuance under the Amended Inducement Plan	609
Common stock reserved for the exercise of purchase rights	288,237,667
Common stock reserved for the conversion of convertible notes	428,570,789
Common stock reserved for the conversion of series E-1 preferred stock	21,621,302
Total common stock reserved for future issuance	771,079,793

9. Stock-based Compensation

Equity Incentive Plans

The following table summarizes stock-based compensation expense related to stock options, restricted stock awards (RSAs) granted to employees, non-employee directors and consultants, and the 2019 Employee Stock Purchase Plan (the 2019 ESPP) included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Research and development	$30	150	$99	491
Selling and marketing	42	144	146	459
General and administrative	186	687	698	2,179
Total	$258	$981	$943	$3,129

Stock Options

There were no shares of stock options granted during the three and nine months ended September 30, 2023, respectively. As of September 30, 2023, unrecognized stock-based compensation expense for employee stock options was approximately $1.4 million, which the Company expects to recognize over a weighted-average remaining period of 1.9 years, assuming all unvested options become fully vested.

Restricted Stock Awards

There were no shares of performance-based RSAs granted in 2023 to the Company’s executive management team.

For performance-based RSAs, (i) the fair value of the award is determined on the grant date; (ii) the Company assesses the probability of achieving each individual milestone associated with the award using reasonable assumptions based on the Company’s operation performance towards each milestone; (iii) the fair value of the shares subject to the milestone is expensed over the implicit service period commencing once management believes the performance criteria is probable of being met; and (iv) the Company reassesses the probability of achieving each individual milestone at each reporting date, and any change in estimate is accounted for through a cumulative adjustment in the period when the change in estimate occurs. Non-performance based RSAs are valued at the fair value on the grant date and the associated expenses will be recognized over the vesting period.

As of September 30, 2023, there was no unrecognized noncash stock-based compensation expense related to unvested RSAs.

Employee Stock Purchase Plan

The purchase price under the 2019 ESPP is 85% of the lesser of the fair market value of the common stock on the first or the last business day of an offering period. The maximum number of shares of common stock that may be purchased by any participant during an offering period is equal to $0.025 million divided by the fair market value of the common stock on the first business day of an offering period. In October 2022, the Board terminated the offering period ending December 15, 2022, refunded all employee contributions, and suspended future offering periods.

There were no shares of common stock purchased under the 2019 ESPP during the three and nine months ended September 30, 2023 or 2022.

The fair market value of shares to be issued to employees under the 2019 ESPP is estimated using a Black-Scholes option-pricing model at the grant date, which requires the use of subjective and complex assumptions, including (i) the expected stock price volatility, (ii) the calculation of the expected term of the award, (iii) the risk-free interest rate and (iv) the expected dividend yield. The following weighted average assumptions were used in the calculation of fair value of shares under the 2019 ESPP at the grant dates for the three and nine months ended September 30, 2022. No grant date fair value calculation was performed during the three and nine months ended September 30, 2023.

Three and Nine months ended September 30,
2022
Expected volatility	177.2%
Risk-free interest rate	2.3%
Expected dividend yield	0.0%
Expected term (years)	0.5

10. Subsequent Events

Subsequent events were evaluated through the filing date of this Quarterly Report, November 14, 2023.

Adjuvant Forbearance

In October 2023, the Company received a forbearance from the Adjuvant Purchasers to forebear the Company’s noncompliance of certain covenant of the Adjuvants Notes due to not having met the $100 million net revenue of Phexxi by June 30, 2023. As such, as of the filing date, the Company is not in default of any of its outstanding debt.

Settlement of Trade Payables

Subsequent to September 30, 2023, the Company settled a portion of its trade payables with several vendors. As a result, a $0.6 million reduction in trade payables will be recorded as contra expense in the fourth quarter of 2023.

Employment Agreement

On November 8, 2023, the Company entered into amended employment agreements with Ms. Pelletier and Ms. Zhang. If Ms. Pelletier is terminated other than for cause or Ms. Pelletier resigns for good reason, then pursuant to her amended employment agreement, the Company will pay and provide to Ms. Pelletier: (i) all accrued obligations as of the date of termination, (ii) any accrued but unpaid bonus for the prior fiscal year, (iii) a pro-rated bonus for the year in which the termination occurs as of her termination date, (iv) an amount equal to twenty-four months of her then-current base salary in a lump sum and (v) eighteen months of continuing health benefits coverage, each subject to the conditions outlined in the agreement. In addition, fifty percent (50%) of any unvested and outstanding equity interests Ms. Pelletier may have shall immediately vest and become exercisable, in each case subject to the conditions outlined in her equity agreements. If Ms. Pelletier’s employment is terminated without cause or if Ms. Pelletier resigns for good reason, in each case within three months prior to or twelve months following a change of control, then the Company will pay and provide to Ms. Pelletier: (i) all accrued obligations as of the date of termination, (ii) an amount equal to thirty-six months of her then-current base salary in a lump sum, (iii) any accrued but unpaid bonus for the prior fiscal year, (iv) her target annual bonus for the year in which the termination occurs at the rate in effect immediately prior to such termination multiplied by a factor of 2.0 and (v) twenty-four months of continuing health benefits coverage, each subject to the conditions outlined in the agreement. In addition, any unvested and outstanding equity interests Ms. Pelletier may have shall fully vest and become exercisable, in each case subject to the conditions outlined in her equity agreements.

If Ms. Zhang is terminated other than for cause or resigns for good reason, then the Company will pay and provide to Ms. Zhang: (i) all accrued obligations as of the date of termination, (ii) any accrued but unpaid bonus for the prior fiscal year, (iii) a pro-rated bonus for the year in which the termination occurs as of her termination date, (iv) an amount equal to twelve months of her then current base salary in a lump sum and (v) twelve months of continuing health benefits coverage, each subject to the conditions outlined in her agreement. In addition, fifty percent (50%) of any unvested and outstanding equity interests Ms. Zhang may have shall immediately vest and become exercisable, in each case subject to the conditions outlined in her equity agreements. If Ms. Zhang’s employment is terminated without cause or if she resigns for good reason, in each case within three months prior to or twelve months following a change of control, then the Company will pay and provide to Ms. Zhang: (i) all accrued obligations as of the date of termination, (ii) an amount equal to eighteen months of her then-current base salary in a lump sum, (iii) any accrued but unpaid bonus for the prior fiscal year, (iv) her target annual bonus for the year in which the termination occurs at the rate in effect immediately prior to such termination multiplied by a factor of 1.5 and (v) eighteen months of continuing health benefits coverage, each subject to the conditions outlined in the agreement. In addition, any unvested and outstanding equity interests Ms. Zhang may have shall fully vest and become exercisable subject to the conditions outlined in her equity agreements.

Purchase Rights Exercises

Subsequent to September 30, 2023, an aggregate of 5,050,000 shares of common stock were issued via the noncash exercise of Purchase Rights.

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

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. Some of the information contained in this discussion and analysis is set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, and in our Annual Report on Form 10-K, filed with the SEC, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are a San Diego-based commercial-stage biopharmaceutical company committed to commercializing innovative products to address unmet needs in women’s sexual and reproductive health. Our first commercial product, Phexxi, was approved by the FDA on May 22, 2020. It is the first and only FDA-approved, hormone-free, woman-controlled, on-demand prescription contraceptive gel for women. We commercially launched Phexxi in September 2020 in the United States. We intend to commercialize Phexxi in all other global markets through partnerships or licensing agreements.

Phexxi as a Contraceptive; Commercial Strategies

Our sales force promotes Phexxi directly to obstetrician/gynecologists and their affiliated health professionals, who collectively write the majority of prescriptions for contraceptive products. As of September 30, 2023, our sales force comprises approximately 16 regional sales representatives, three business managers and a VP of sales, supported by a self-guided virtual health care provider (HCP) learning platform. Additionally, we offer women direct access to Phexxi via our telehealth platform. Using the platform, women can directly meet with a board-certified doctor to determine their eligibility for a Phexxi prescription and, if eligible, have the prescription written by the HCP, filled, and mailed directly to them by a third-party pharmacy.

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

We continue working to increase the number of lives covered and to gain a preferred formulary position for Phexxi. We gained coverage for 32.5 million lives in 2022 and have added 21.3 million lives since December 31, 2022. We currently have 73% coverage within our Commercial and Medicaid books of business, including 19.2 million lives covered at no out-of-pocket cost as of October 5, 2023. This includes women covered under our December 2020 contract award from the U.S. Department of Veterans Affairs, which encompasses the Veteran’s Health Administration (VA), Tricare, Department of Defense, Coast Guard and Indian Health Services. As of September 2023, the Phexxi approved claims rate has reached 82%.

On January 1, 2021, as a result of our participation in the Medicaid National Drug Rebate Program, the U.S. Medicaid population gained access to Phexxi. As of June 30, 2023, Medicaid provides health coverage to approximately 85.6 million members. Approximately 20.2 million of these are women between 19 to 54 years of age.

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

On October 11, 2022, we reported that EVOGUARD did not meet its primary efficacy endpoint. We believe COVID-19 related changes in clinical site operations, subject behavior and actions including deviations from following the clinical study protocol requirements related to STI acquisition, detection, and prevention contributed to this outcome. The product safety profile was consistent with what has been observed in prior clinical trials, and only two women (0.1% of total) in the study discontinued due to adverse events.

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

We are obligated to pay quarterly royalty payments through March 2024, pursuant to our license agreement with Rush University, in amounts equal to a single-digit percentage of the gross amounts we receive on a quarterly basis less certain deductions incurred in the quarter based on a sliding scale. We are also obligated to pay a minimum annual royalty amount of $0.1 million to the extent these earned royalties do not equal or exceed $0.1 million in any given year. A minimum annual royalty amount of $0.1 million was first required for the annual period commencing on January 1, 2021. These royalty costs were $0.2 million in each of the three-month periods ended September 30, 2023 and 2022, respectively, and $0.4 million and $0.7 million for the nine-month periods ended September 30, 2023 and 2022, respectively, and were included in the cost of goods sold in the condensed consolidated financial statements.

Research and Development Expenses

Research and development expenses decreased significantly in the three months ended September 30, 2023 compared to the prior year quarter primarily due to the completion of EVOGUARD clinical trial in the fourth quarter of 2022. As previously noted, we have discontinued this program and placed additional programs on hold, and therefore expect a significant reduction in clinical trial expense in 2023 versus 2022 levels.

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

In prior years, research and development expenses also included costs associated with clinical development programs including the now-complete EVOGUARD trial, including:

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

We expense internal and third-party research and development expenses as incurred. The following table summarizes research and development expenses by product candidate (in thousands):

	Three Months Ended September		Nine Months Ended September
	2023	2022	2023	2022
Allocated third-party development expenses:
EVO100 for prevention of chlamydia/gonorrhea - Phase 3 (EVOGUARD)	$-	$2,811	$(93)	$16,553
Total allocated third-party development expenses	-	2,811	(93)	16,553
Unallocated internal research and development expenses:
Noncash stock-based compensation expenses	29	150	99	491
Payroll related expenses	315	607	949	3,269
Outside services costs	167	408	237	1,199
Other	103	1,231	364	1,830
Total unallocated internal research and development expenses	614	2,396	1,649	6,789
Total research and development expenses	$614	$5,207	$1,556	$23,342

Selling and Marketing Expenses

In connection with our overall cost reduction strategy, our selling and marketing expenses decreased significantly in the three months ended September 30, 2023 compared to the prior year quarter due to the downsizing of the sales and marketing team in the fourth quarter of 2022 and first quarter of 2023 and reductions in media and marketing activities related to ongoing Phexxi promotional strategies, including direct to consumer (DTC) and HCP advertising as well as the sample program, and the Phexxi telehealth platform.

Our selling and marketing expenses consist primarily of Phexxi commercialization costs, the Phexxi telehealth platform, our sample program, training, salaries, benefits, travel, noncash stock-based compensation expense and other related costs for our employees and consultants.

General and Administrative Expenses

Our general and administrative expenses decreased significantly in the three months ended September 30, 2023 compared to the prior year quarter primarily due to decreased professional fees and reduced headcounts.

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

Other Income (Expense)

Other income (expense) consists primarily of interest expense and the change in fair value of financial instruments issued in various capital raise transactions. The change in fair value of financial instruments was recognized as a result of mark-to-market adjustments for those financial instruments. In the current quarter and comparison quarter, other income (expense) also includes the applicable gain or loss on debt modification or extinguishment.

Results of Operations

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022 (in thousands):

Net Product Sales

	Three Months Ended September 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
Product sales, net	$5,112	$6,371	$(1,259)	(20)%

The decrease in product sales, net, was primarily due to lower Phexxi ex-factory unit sales in the current period due to a shift in the timing of restocking orders (as further described below), as well as the absence of marketing and DTC promotion and the 73% sales force reduction since the third quarter of 2022. These factors were offset, in part, by more favorable payer coverage in the current period as well as the impact of the Phexxi wholesaler acquisition cost (WAC) increase that went into effect on October 1, 2022.

The third quarter of 2022 included a high level of restocking orders ahead of the October 2022 Phexxi WAC increase, followed by the near absence of sales in the fourth quarter of 2022. Because the Company elected not to increase the Phexxi WAC in 2023, there was no comparable increase in ex-factory unit sales in the third quarter of 2023. The Company expects a level of net sales in the fourth quarter of 2023 that, when coupled with third quarter 2023 net sales, will exceed net sales for the second half of 2022.

Cost of Goods Sold

	Three Months Ended September 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
Cost of goods sold	$1,889	$1,680	$209	12%

The increase in cost of goods sold was primarily due to an increase in an inventory excess and obsolete write-down recorded in the current period. Additionally, several lots were re-packaged to reflect the extended shelf life approved by the FDA in June 2022, which added costs to each re-worked unit.

Research and Development Expenses

	Three Months Ended September 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
Research and development	$614	$5,207	$(4,593)	(88)%

The decrease in research and development expenses was primarily due to a $2.5 million decrease in clinical trial costs, outside services, and regulatory related activities associated with EVOGUARD, which was completed in the fourth quarter of 2022. A decrease of $1.2 million related to travel, facilities costs, and other expenses as well as a $0.4 million decrease in personnel costs due to reduced headcount and lower noncash stock-based compensation and $0.5 million in marketing and professional fees that also contributed.

Selling and Marketing Expenses

	Three Months Ended September 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
Selling and marketing	$2,985	$11,948	$(8,963)	(75)%

The decrease in selling and marketing expenses was primarily due to a $3.4 million decrease in marketing and DTC promotion costs, including media agency and other outside services fees, and a $4.6 million decrease in personnel costs due to reduced headcount and lower noncash stock-based compensation as well as a reduction in facilities, travel and other expenses of $0.9 million.

General and Administrative Expenses

	Three Months Ended September 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
General and administrative	$3,176	$6,260	$(3,084)	(49)%

The decrease in general and administrative expenses was primarily due to a $1.3 million decrease in professional services fees related to legal and finance and outside services, a $1.3 million decrease in personnel costs due to reduced headcount and lower noncash stock-based compensation and a decrease of $0.5 million in facilities costs.

Total other income, net

	Three Months Ended September 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
Total other income, net	$69,568	$108,243	$(38,675)	(36)%

Total other income, net, for the three months ended September 30, 2023 primarily included a $75.3 million gain related to the Baker Fourth Amendment, which was treated as a debt extinguishment, offset in part by a $5.3 million loss on the quarterly valuation of the senior subordinated convertible notes and purchase rights and warrant modifications, and $0.5 million of interest expense related to the Adjuvant Note.

Total other income, net, for the three months ended September 30, 2022 primarily included a $106.9 million gain from the change in fair value of the liability-classified warrants issued in 2022 and a $2.5 million gain on the partial extinguishment of the Adjuvant debt, partially offset by a $0.8 million loss from change in fair value of the May 2022 Notes due to mark-to-market adjustments at the time of the debt extinguishment as part of the September debt restructuring and $0.6 million in interest expense related to the Adjuvant Note.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022 (in thousands):

Net Product Sales

	Nine Months Ended September 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
Product sales, net	$13,379	$16,656	$(3,277)	(20)%

The decrease in product sales, net, was primarily due to lower Phexxi ex-factory unit sales in the current period due to the timing of restocking orders (as previously described), the absence of marketing and DTC promotion and the 73% sales force reduction. Additionally, $1.5 million in product returns was recorded in the nine months ending September 30, 2023. This product was manufactured to meet anticipated demand based on pre-launch, pre-COVID sales forecasting. At the time of manufacture, the product shelf life was 30 months. We succeeded in extending the product shelf life to 48 months in June 2022, but product sold prior to that date could not be relabeled. COVID hindered our ability to access HCPs, fully execute on our commercial strategy and meet forecasted sales levels, resulting in product returns. These factors were offset, in part, by more favorable payer coverage in the current period.

Cost of Goods Sold

	Nine Months Ended September 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
Cost of goods sold	$5,558	$4,031	$1,527	38%

The increase in cost of goods sold was primarily due to an increase in write-downs related to an anticipated increase inventory excess and obsolete recorded in the current period. Additionally, several lots were re-packaged in order to comply with the extended shelf life recently approved by the FDA, which resulted in less excess and obsolete inventory but also added costs to each re-worked unit.

Research and Development Expenses

	Nine Months Ended September 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
Research and development	$1,556	$23,342	$(21,786)	(93)%

The decrease in research and development expenses was primarily due to a $15.5 million decrease in clinical trial costs associated with EVOGUARD, which was completed in the fourth quarter of 2022, a $2.7 million decrease in personnel costs due to reduced headcount and lower noncash stock-based compensation, and a $3.4 million decrease in outside services and facilities costs.

Selling and Marketing Expenses

	Nine Months Ended September 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
Selling and marketing	$9,036	$36,951	$(27,915)	(76)%

The decrease in selling and marketing expenses was primarily due to a $17.2 million reduction in outside services, facilities and media and marketing costs, a $9.5 million decrease in payroll and related expenses due to lower headcount, and a $1.2 million reduction in travel and other expenses.

General and Administrative Expenses

	Nine Months Ended September 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
General and administrative	$11,696	$24,404	$(12,708)	(52)%

The decrease in general and administrative expenses was primarily due to a $5.9 million decrease in legal, corporate, and financing-related expenses as well as a $5.0 million decrease in personnel costs due to reduced headcount. A reduction of $2.0 million in outside services and a reduction of $0.2 million related to business development expenses also contributed.

Total other income, net

	Nine Months Ended September 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
Total other income, net	$69,577	$3,746	$65,831	1,757%

Total other income, net, for the nine months ended September 30, 2023 primarily included a $75.3 million gain related to the Baker Fourth Amendment, which was treated as a debt extinguishment offset in part by a $4.3 million loss on the quarterly valuation of the senior subordinated convertible notes and $1.5 million of interest expense related to the Adjuvant Note.

Total other income, net, for the nine months ended September 30, 2022 primarily included a $86.8 million recorded gain primarily from the change in fair value of the liability-classified warrants issued in 2022 and a $2.5 million gain on the partial extinguishment of the Adjuvant debt, partially offset by a $72.0 million recorded loss on the issuance of warrants, primarily from the June 2022 Baker Warrants, losses of $10.3 million and $2.0 million from the change in fair value of the Baker Notes and May 2022 Notes, respectively, as a result of mark-to-market adjustments, and $1.6 million in interest expense related to the Adjuvant Note.

Liquidity and Capital Resources

Overview

As of September 30, 2023, we had a working capital deficit of $56.4 million and an accumulated deficit of $884.6 million. We have financed our operations to date primarily through the issuance of preferred stock, common stock, warrants, and convertible and term notes; cash received from private placement transactions; and, to a lesser extent, product sales. As of September 30, 2023, we had approximately $0.4 million in restricted cash from the Adjuvant Notes (as defined in Note 4 - Debt). Management believes that the Company’s cash and cash equivalents as of September 30, 2023 are insufficient to fund operations for at least the next 12 months from the date on which this Quarterly Report on Form 10-Q is filed with the SEC.

We have incurred losses and negative cash flows from operating activities since inception. During the nine months ended September 30, 2023, we received gross proceeds, before issuance costs, of approximately $5.3 million, in aggregate, from the sale and issuance of senior subordinated convertible notes and warrants, and $0.2 million from the exercise of common warrants.

We are focused in 2023 on further improving and increasing Phexxi access and delivering our third consecutive year of Phexxi net sales growth. We expect to continue to restructure our trade payables with extended terms. We have implemented measures, including headcount reductions in November 2022 and March 2023, to better align our cost structure with projected revenues. Compared to the prior year, for 2023, we expect that:

●	research and development expenses will decrease significantly primarily due to the completion of EVOGUARD and discontinuation of this and all other clinical programs in October 2022 as well as reductions in headcount;
●	selling and marketing expenses will decrease significantly due to reductions in media and marketing activities related to ongoing Phexxi promotional strategies as well as reductions in headcount; and
●	general and administrative expenses will decrease slightly due to reductions in headcount partially offset by increased professional and consulting expenses.

As mentioned above, all defaults existing in prior quarters and at September 30, 2023 have been resolved as of the filing date.

We currently expect our liquidity resources as of September 30, 2023, together with the net proceeds from the 2023 Offerings (defined below), cost reductions, restructuring of outstanding accounts payable and liquidity tactics to be sufficient to fund our planned operations through the fourth quarter of 2023. As of September 30, 2023, our significant commitments include the Baker Notes, as described in Note 4 - Debt, our fleet leases, and our supply and manufacturing agreement with our Phexxi manufacturer, as described in Note 7 - Commitments and Contingencies. The purpose of these commitments is to further the commercialization of Phexxi. We expect to fund these commitments through debt and equity issuances and product sales.

Management is evaluating different strategies to obtain the required funding for our operations. These strategies may include but are not limited to: public and private placements of equity and/or debt, licensing and/or collaboration arrangements and strategic alternatives with third parties, corporate restructuring, or other potential funding from third parties. Our ability to secure funding is subject to numerous risks and uncertainties, including the impact of geopolitical turmoil related to the ongoing hostilities in Ukraine and economic uncertainty related to rising inflation and disruptions in the global supply chain. As a result, there can be no assurance that these funding efforts will be successful. Our ability to raise additional funds, and the terms on which those funds may be raised, will be dependent, in part, on how successful the commercialization of Phexxi is, the success of our cost reduction and gross-to-net improvement efforts, the accuracy of our estimates regarding cash needed to fund our operations, our ability to comply with the terms of our debt arrangements, and whether we are able to gain revenue traction prior to raising additional funds.

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

The opinion of our independent registered public accounting firm on our audited consolidated financial statements as of and for the year ended December 31, 2022 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Future reports on our consolidated financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. Our unaudited condensed consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 included in this Quarterly Report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue our operations.

2023 Debt and Equity Financings

As described in Note 4 - Debt, we received gross proceeds of approximately $5.3 million, before issuance costs, from the sale of notes and warrants in seven registered direct offerings in the first three quarters of 2023.

As described in Note 8 - Stockholders’ Deficit, we received approximately $0.2 million in the first three quarters of 2023 from the exercise of common warrants.

2022 Debt and Equity Financings

As described in Note 4 - Debt, we received gross proceeds of approximately $10.0 million, before issuance costs, from the sale of notes and warrants in two registered direct offerings in the first quarter of 2022. These notes were then exchanged for the May 2022 Notes during the May 2022 Exchange transaction, as defined in Note 4 - Debt, which were subsequently exchanged for Purchase Rights during the debt restructuring in September 2022, with a total outstanding balance of $21.8 million immediately prior to restructuring.

As described in Note 8 - Stockholders’ Deficit, we received proceeds of approximately $18.1 million upon the sale and issuance of common stock and warrants from an underwritten public offering, gross proceeds of approximately $7.4 million from the sale and issuance of common stock pursuant to the Stock Purchase Agreement, and $25.2 million from the exercise of common warrants.

Summary Statement of Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
Net cash and restricted cash used in operating activities	$(8,798)	$(63,879)	$55,081	(86)%
Net cash and restricted cash used in investing activities	(4)	(306)	302	(99)%
Net cash and restricted provided by financing activities	4,436	60,439	(56,003)	(93)%
Net change in cash and restricted cash	$(4,366)	$(3,746)	$(620)	17%

Cash Flows from Operating Activities. During the nine months ended September 30, 2023 and 2022, the primary use of cash, cash equivalents and restricted cash was to fund the commercialization of Phexxi and to support general and administrative operations; including the funding of the Phase 3 EVOGUARD trial in the 2022 period.

Cash Flows from Investing Activities. During the nine months ended September 30, 2022, the change in net cash, cash equivalents and restricted cash used in investing activities was primarily due to $0.3 million in purchases of property and equipment.

Cash Flows from Financing Activities. During the nine months ended September 30, 2023, the primary source of cash, cash equivalents and restricted cash was the sale of senior subordinated convertible notes and warrants for proceeds of approximately $5.3 million, in aggregate, before debt issuance costs, which was offset by the $1.0 million upfront payment required under the Baker Fourth Amendment.

During the nine months ended September 30, 2022, the primary source of cash, cash equivalents and restricted cash was provided from the issuance of 181,320 shares of common stock, warrants to purchase 568,000 shares of common stock and pre-funded warrants to purchase 102,680 shares of common stock for net proceeds of $18.1 million; the issuance of 282,518 shares of our common stock for net proceeds of $25.2 million from the exercise of common warrants; and the issuance of 15,714 shares of common stock for gross proceeds of $7.4 million and gross proceeds of $10.0 million from the sale of term notes and warrants.

Operating and Capital Expenditure Requirements

Our specific future operating and capital expense requirements are difficult to forecast. However, we can anticipate the general types of expenses and areas in which they might occur. We expect operating expenses to be significantly lower in 2023 and 2024 than 2022 levels due to the reasons stated under “Operating Expenses” above.

Contractual Obligations and Commitments

Operating Leases

Operating lease right-of-use assets and lease liabilities were $0.2 million each on September 30, 2023, and were $4.4 million and $5.4 million on December 31, 2022, respectively. See Note 7 - Commitments and Contingencies for more detailed discussions on leases and financial statements information under ASC 842.

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

Intellectual Property Rights

As described in Note 7 - Commitments and Contingencies, royalty costs owed to Rush University pursuant to the Rush License Agreement were $0.2 million and $0.4 million for the three and nine months ended September 30, 2023, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2022, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As described in our Annual Report on Form 10-K for the year ended December 31, 2022, we identified material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act is recorded, processed, summarized, and reported as and when required.

Notwithstanding the conclusion by our CEO and CFO that our Disclosure Controls as of September 30, 2023 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described more fully under Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, management believes that the condensed consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows as of the date presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Item 1A. Risk Factors

Except as described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, as filed with the SEC on June 16, 2023, in our Quarterly Reporting on Form 10-Q for the quarter ended June 20, 2023, as filed with the SEC on August 14, 2023, and as set forth below, there have not been any material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2022, as filed with the SEC on April 27, 2023.

Our strategy relating to potential mergers and acquisitions involves a number of risks and we have a limited history of such activity. Even if an acquisition or merger is completed, it may not produce results as positive as management may have projected.

The Company continues evaluating various opportunities and negotiating to acquire other companies, assets and technologies, and in certain circumstances, may consider transactions wherein the Company may be a target. Mergers and Acquisitions entail numerous risks, including difficulties in the assimilation of operations and products, diversion of management’s attention from other business concerns, amortization of acquired intangible assets and potential loss of key employees post-combination. We have limited experience in assimilating organizations into our operations. Although potential synergy may be achieved by mergers or acquisitions of related technologies and businesses, no assurance can be given as to the Company’s ability to successfully integrate any operations, personnel, services or products in any sort of merger or acquisition. Failure to successfully assimilate could have a material adverse effect on the Company’s business, financial condition and operating results.

Mergers and Acquisitions involve a number of special risks, including:

●	failure of the acquired or combined business to achieve expected results;
●	diversion of management’s attention;
●	failure to retain key personnel of the acquired business;
●	additional financing, if necessary and available, could increase leverage, dilute equity, or both;
●	the potential negative effect on our financial statements from the increase in goodwill and other intangibles;
●	the high cost and expenses of completing acquisitions and risks associated with unanticipated events or liabilities.

These risks could have a material adverse effect on our business, results of operations and financial condition since the values of the securities received or issued at the execution of the acquisition depend on the success of the company/companies involved in any acquisition, merger or similar transaction. In addition, our ability to further expand our operations through acquisitions, mergers or similar transactions may be dependent on our ability to obtain sufficient working capital, either through cash flows generated through operations or financing activities or both. There can be no assurance that we will be able to obtain any additional financing on terms that are acceptable to us, or at all.

In the ordinary course, we have been and again may become involved in lawsuits to protect or enforce our patents and other intellectual property rights, which could be expensive, time consuming, and unsuccessful.

Competitors or other third parties may infringe our patents or the patents of our licensing partners. We have and may again be required to defend against claims of infringement or otherwise engage in legal action to protect our intellectual property. Any commercial success we may achieve with Phexxi for the prevention of pregnancy may incentivize third parties to challenge or infringe our intellectual property. In addition, our patents or the patents of our licensing partners also may become involved in inventorship, priority or validity disputes. To counter or defend against these claims is expensive and time consuming. In an infringement proceeding, a court may decide a patent owned or in-licensed by us is invalid or unenforceable or may refuse to stop the other party from using the technology at issue on the grounds our owned and in-licensed patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our owned or in-licensed patents at risk of being invalidated or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

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

Risks Related to Our Financial Condition and Capital Requirements

●	We are currently over 90 days past due on a significant amount of vendor obligations. We may not be able to refinance, extend or repay our substantial indebtedness owed to our secured and unsecured lenders, which would have a material adverse effect on our financial condition and ability to continue as a going concern.

●	We have incurred significant losses and negative cash flows since our inception and anticipate we will continue to incur significant losses and negative cash flow for the foreseeable future.

●	We must raise significant additional funds to finance our operations and to remain a going concern. If we are unable to raise additional capital when needed or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our business initiatives.

●	We have not paid our Fiscal Year 2023 or 2024 PDUFA invoice for Phexxi to the FDA and the balance due continues to incur interest, penalties, and may apply retroactively. We cannot submit any new applications or supplements until paid.

Risks Related to Potential Bankruptcy

●	We are subject to risks and uncertainties associated with potential bankruptcy proceedings including a long and protracted restructuring.

●	Our financial results may be volatile and may not reflect historical trends.

Risks Related to Our Common and Preferred Stock

●	Our management has identified material weaknesses in our internal controls and procedures.

●	Our shares of common stock have been delisted from the NASDAQ Capital Market which has and could further result in, among other things, a decline in the price of our common stock and reduced liquidity for holders of shares of our common stock.

●	Our stock price is and may continue to be volatile.

●	There may not be an active, liquid trading market for our equity securities.

●	Because our common stock is subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our common stock, which adversely affects its liquidity and market price.

●	Our common stock could be further diluted as the result of the issuance of additional shares of common stock, convertible securities, warrants or options.

●	We are and may continue to be subject to short selling strategies.

●	Our business could be negatively affected as a result of the actions of activist stockholders.

●	We may become a defendant in one or more stockholder derivative or class action litigation(s), and any such future lawsuit(s) may adversely affect our business, financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

As of the filing date, the Company does not have any defaults on any Senior Securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index.

EXHIBIT INDEX

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Title	Herewith	Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation		8-K	001-36754	9/15/2023
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation		8-K	001-36754	5/17/2023
3.3	Amended and Restated Bylaws of the Registrant.		8-K	001-36754	07/17/2023
3.4	Certificate of Designation of Series E-1 Preferred Stock.		8-K	001-36754	8/10/2023
3.5	Amendment to the amended and Restated Certificate of Incorporation of Evofem Biosciences, Inc		8-K	001-36754	9/15/2023
4.1	Form of Warrant.		8-K	001-36754	1/13/2022
4.2	Form of Senior Subordinated Note.		8-K	001-36754	1/13/2022
4.3	Form of Warrant.		8-K	001-36754	3/1/2022
4.4	Form of Senior Subordinated Note.		8-K	001-36754	3/1/2022
4.5	Form of Senior Subordinated Note.		8-K	001-36754	5/5/2022
4.6	Form of Senior Subordinated Note.		8-K	001-36754	5/5/2022
4.7	Form of Warrant.		8-K	001-36754	5/5/2022
4.8	Form of Senior Subordinated Convertible Note.		8-K	001-36754	2/23/2023
4.9	Form of Warrant.		8-K	001-36754	2/23/2023
4.10	Form of Registration Rights Agreement.		8-K	001-36754	2/23/2023
4.11	Form of Senior Subordinated Convertible Note.		8-K	001-36754	3/14/2023
4.12	Form of Warrant.		8-K	001-36754	3/14/2023
4.13	Form of Registration Rights Agreement.		8-K	001-36754	3/14/2023
4.14	Form of Senior Subordinated Convertible Note.		8-K	001-36754	3/24/2023
4.15	Form of Warrant.		8-K	001-36754	3/24/2023
4.16	Form of Registration Rights Agreement.		8-K	001-36754	3/24/2023
4.17	Form of Senior Subordinated Convertible Note.		8-K	001-36754	4/10/2023
4.18	Form of Warrant.		8-K	001-36754	4/10/2023
4.19	Form of Registration Rights Agreement.		8-K	001-36754	4/10/2023
4.20	Form of Warrant.		8-K	001-36754	2/23/2023
4.21	Form of Registration Rights Agreement.		8-K	001-36754	2/23/2023
4.22	Form of Senior Subordinated Convertible Note.		8-K	001-36754	3/14/2023
4.23	Form of Warrant.		8-K	001-36754	3/14/2023
4.24	Form of Registration Rights Agreement.		8-K	001-36754	3/14/2023
4.25	Form of Senior Subordinated Convertible Note.		8-K	001-36754	3/24/2023
4.26	Form of Warrant.		8-K	001-36754	3/24/2023
4.27	Form of Registration Rights Agreement.		8-K	001-36754	3/24/2023
4.28	Form of Senior Subordinated Convertible Note.		8-K	001-36754	4/10/2023
4.29	Form of Warrant.		8-K	001-36754	4/10/2023
4.30	Form of Registration Rights Agreement.		8-K	001-36754	4/10/2023
4.31	Form of Senior Subordinated Convertible Note.		8-K	001-36754	7/10/2023
4.32	Form of Warrant.		8-K	001-36754	7/10/2023
4.33	Form of Registration Rights Agreement.		8-K	001-36754	7/10/2023
4.34	Form of Senior Subordinated Convertible Note.		8-K	001-36754	8/10/2023
4.35	Form of Warrant.		8-K	001-36754	8/10/2023
4.36	Form of Registration Rights Agreement.		8-K	001-36754	8/4/2023
4.37	Form of Senior Subordinated Convertible Note.		8-K	001-36754	10/3/2023
4.38	Form of Warrant.		8-K	001-36754	10/3/2023
4.39	Form of Registration Rights Agreement.		8-K	001-36754	10/3/2023

10.1	^^	Securities Purchase Agreement, by and between the Investors therein and the Registrant, dated as of February 17, 2023.		8-K	001-36754	2/23/2023
10.2	^^	Securities Purchase Agreement, by and between the Investors therein and the Registrant, dated as of March 13, 2023.		8-K	001-36754	3/14/2023
10.3	^^	Securities Purchase Agreement, by and between the Investors therein and the Registrant, dated as of March 20, 2023.		8-K	001-36754	3/24/2023
10.4	^^	Securities Purchase Agreement, by and between the Investors therein and the Registrant, dated as of April 5, 2023.		8-K	001-36754	4/10/2023
10.5	^^	Securities Purchase Agreement, by and between the Investors therein and the Registrant, dated as of July 3, 2023.		8-K	001-36754	7/10/2023
10.6	^^	Securities Purchase Agreement, by and between the Investors therein and the Registrant, dated as of August 4, 2023.		8-K	001-36754	8/10/2023
10.7	^^	Equity Exchange Agreement, by and between the Investors therein and the Registrant, dated as of August 7, 2023.		8-K	001-36754	8/10/2023
10.8		Offer Letter, by and between the Registrant and Ivy Zhang, dated as of April 10, 2023.		10-Q	001-36754	6/16/2023
10.9	^^	Fourth Amendment to Securities Purchase and Security Agreement		8-K	001-36754	9/11/2023
10.10	^^	Securities Purchase Agreement, by and between the Investors therein and the Registrant, dated as of September 27, 2023.		8-K	001-36754	10/3/2023
10.11		Amended Employment Agreement, by and between the Registrant and Ivy Zhang, dated as of November 8, 2023	X
10.12		Amended Employment Agreement, by and between the Registrant and Saundra Pelletier, dated as of November 8, 2023	X
31.1	*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	†	Inline XBRL Instance Document	X
101.SCH	†	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	†	Inline XBRL Definition Linkbase Document	X
101.LAB	†	Inline XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104		Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

*	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation by reference language in such filing.
†	The financial information of Evofem Biosciences, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 filed on November 14, 2023 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Operations, (iv) the Condensed Consolidated Statements of Stockholders’ Deficit, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, is furnished electronically herewith.
^^	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVOFEM BIOSCIENCES, INC.

Date: November 14, 2023	By:	/s/ Ivy Zhang
Ivy Zhang
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

