Form 10-Q
period 2024-03-31
Evofem Biosciences, Inc.
filed 2024-05-15
CIK 1618835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding as of May 10, 2024 was 62,060,395.

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

These forward-looking statements include, among other things, statements about:

●	our ability to continue as a going concern;
●	the consummation of the transactions contemplated by the Merger Agreement and documents related thereto;
●	our ability to remediate the material weaknesses in our internal controls and procedures identified by management;
●	our ability to obtain necessary approvals of any corporate action needing stockholder, FINRA, or other approvals;
●	our ability to file Annual and Quarterly Reports on a timely basis;
●	our ability to raise additional capital to fund our operations;
●	our ability to achieve and sustain profitability;
●	our estimates regarding our future performance including, without limitation, any estimates of potential future revenues;
●	estimates regarding market size;
●	our estimates regarding expenses, revenues, financial performance and capital requirements, including the length of time our capital resources will sustain our operations;
●	our ability to maintain the listing of our shares on the OTCQB® Venture Market;
●	our ability to comply with the provisions and requirements of our debt arrangements, to avoid future defaults pursuant to our debt arrangements and to pay amounts owed, including any amounts that may be accelerated, pursuant to our debt arrangements;
●	estimates regarding health care providers’ (HCPs) recommendations of Phexxi® (lactic acid, citric acid, and potassium bitartrate) vaginal gel (Phexxi) to patients;
●	the rate and degree of market acceptance of Phexxi;
●	our ability to successfully commercialize and distribute Phexxi and continue to develop our sales and marketing capabilities, particularly after any product rebrand;
●	our estimates regarding the effectiveness of our marketing campaigns;
●	our strategic plans for our business, including the commercialization of Phexxi;
●	the potential for changes to current regulatory mandates requiring health insurance plans to cover U.S. Food and Drug Administration (FDA)-cleared or -approved contraceptive products without cost sharing;
●	our ability to obtain or maintain third-party payer coverage and adequate reimbursement, and our reliance on the willingness of patients to pay out-of-pocket for Phexxi absent full or partial third-party payer reimbursement;
●	our ability to protect and defend our intellectual property position and our reliance on third party licensors;
●	our ability to obtain additional patent protection for our product;
●	our dependence on third parties for the manufacture of Phexxi;
●	our ability to expand our organization to accommodate potential growth; and
●	our ability to retain and attract key personnel.

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

Our first commercial product, Phexxi, was approved by the FDA on May 22, 2020. Phexxi is the first and only non-hormonal, prescription contraceptive gel that women only use when they have sex. Because Phexxi is a non-hormonal contraceptive, it is not associated with side effects like depression, weight gain, headaches, loss of libido, mood swings and irritability. Taking hormones may not be right for some women especially those with certain medical conditions including clotting disorders and cancer, or when they are breast feeding, have a BMI over 30, smoke, or have diabetes. More than 23.3 million women in the U.S. do not want to get pregnant and will not use a hormonal contraceptive.

We have delivered Phexxi net sales growth in each consecutive year since it was launched in Sept 2020. Key growth drivers for 2024 include expanded use of Phexxi in women who take oral birth control pills in conjunction with GLP-1 prescription medications like Ozempic, Mounjaro, and Zepbound for weight loss. These drugs may make oral birth control pills less effective at certain points in the dosing schedule. Per the USPI, prescribers may “advise patients using oral contraceptives to switch to a non-oral contraceptive method or add a barrier method” to prevent unintended pregnancy during these times.

Phexxi was approved in Nigeria on October 6, 2022, as Femidence™ by the National Agency for Food and Drug Administration and Control. Phexxi has been submitted for approval in Mexico, Ethiopia and Ghana.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value and share data)

	As of
	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$-	$-
Restricted cash	689	580
Trade accounts receivable, net	4,306	5,738
Inventories	1,306	1,697
Prepaid and other current assets	622	1,195
Total current assets	6,923	9,210

Property and equipment, net	1,200	1,203
Operating lease right-of-use assets	59	106
Other noncurrent assets	35	35
Total assets	$8,217	$10,554
Liabilities, convertible and redeemable preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$16,294	$17,020
Notes - carried at fair value (Note 4)	13,252	14,731
Convertible notes - Adjuvant (Note 4)	29,101	28,537
Accrued expenses	4,575	4,227
Accrued compensation	3,261	2,609
Operating lease liabilities-current	55	97
Derivative liabilities	4,310	1,926
Other current liabilities	3,391	3,316
Total current liabilities	74,239	72,463
Operating lease liabilities- noncurrent	4	8
Total liabilities	74,243	72,471
Commitments and contingencies (Note 7)	-	-
Convertible and redeemable preferred stock, $0.0001 par value, Senior to common stock
Series E-1, and F-1 convertible preferred stock, 2,300 and 95,000 shares authorized; 1,921 and 1,874 shares of E-1 issued and outstanding at March 31, 2024 and December 31, 2023, respectively; 22,280 shares of F-1 issued and outstanding at each of March 31, 2024 and December 31, 2023	4,640	4,593
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2024 and December 31, 2023	-	-
Common Stock, $0.0001 par value; 3,000,000,000 shares authorized; 48,710,395 and 20,007,799 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	5	2
Additional paid-in capital	823,409	823,036
Accumulated other comprehensive loss	(525)	(849)
Accumulated deficit	(893,555)	(888,699)
Total stockholders’ deficit	(70,666)	(66,510)
Total liabilities, convertible and redeemable preferred stock and stockholders’ deficit	$8,217	$10,554

See accompanying notes to the condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Product sales, net	$3,603	$5,809

Operating Expenses:
Cost of goods sold	684	1,376
Research and development	594	540
Selling and marketing	2,345	3,854
General and administrative	2,824	3,618
Total operating expenses	6,447	9,388
Loss from operations	(2,844)	(3,579)
Other income (expense):
Interest income	4	18
Other expense, net	(616)	(318)
Loss on issuance of financial instruments (Note 8)	(3,275)	(84)
Gain on debt extinguishment	1,120	-
Change in fair value of financial instruments (Note 6)	802	1,612
Total other income (expense), net	(1,965)	1,228
Loss before income tax	(4,809)	(2,351)
Income tax expense	-	(3)
Net loss	(4,809)	(2,354)
Convertible preferred stock deemed dividends	(47)	-
Net loss attributable to common stockholders	$(4,856)	$(2,354)
Net loss per share attributable to common stockholders
(basic and diluted):	$(0.16)	$(1.85)
Weighted-average shares used to compute net
loss per share attributable to common shareholders (basic and diluted):	31,194,393	1,271,524

See accompanying notes to condensed consolidated financial statements (unaudited).

4

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Net loss	$(4,809)	$(2,354)
Other comprehensive income:
Change in fair value of financial instruments attributed to credit risk change (Note 4)	324	15,460
Comprehensive income (loss)	$(4,485)	$13,106

See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE AND REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands, except share data)

	Series E-1 Convertible and Redeemable Preferred Stock		Series F-1 Convertible and Redeemable Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance as of January 1, 2024	1,874	$1,874	22,280	$2,719	20,007,799	$2	$823,036	$(849)	$(888,699)	$(66,510)
Issuance of common stock upon exercise of warrants	-	-	-	-	246,153	-	15	-	-	15
Issuance of common stock upon noncash exercise of purchase rights	-	-	-	-	17,725,000	2	87	-	-	89
Issuance of common stock upon conversion of notes	-	-	-	-	10,731,443	1	34	-	-	35
Stock-based compensation	-	-	-	-	-	-	237	-	-	237
Change in fair value of financial instruments attributed to credit risk change (Note 4)	-	-	-	-	-	-	-	324	-	324
Series E-1 shares dividends	47	47	-	-	-	-	-	-	(47)	(47)
Net loss	-	-	-	-	-	-	-	-	(4,809)	(4,809)
Balance as of March 31, 2024	1,921	$1,921	22,280	$2,719	48,710,395	$5	$823,409	$(525)	$(893,555)	$(70,666)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance as of January 1, 2023	984,786	$-	$817,367	$49,527	$(938,694)	$(71,800)
Issuance of common stock upon cash exercise of warrants	24,200	-	67	-	-	67
Issuance of common stock upon noncash exercise of Purchase Rights (Note 4)	718,704	-	180	-	-	180
Issuance of SSNs (Note 4)	-	-	1,629	-	-	1,629
Change in fair value of financial instruments attributed to credit risk change (Note 4)	-	-	-	15,460	-	15,460
Stock-based compensation	-	-	417	-	-	417
Net loss	-	-	-	-	(2,354)	(2,354)
Balance as of March 31, 2023	1,727,690	$-	$819,660	$64,987	$(941,048)	$(56,401)

See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(4,809)	$(2,354)
Adjustments to reconcile net loss to net cash, cash equivalents and restricted cash provided by (used in) operating activities:
Loss on issuance of financial instruments	3,275	84
Change in fair value of financial instruments	(802)	(1,612)
Gain on debt extinguishment	(1,120)	-
Stock-based compensation	237	417
Depreciation	12	245
Noncash interest expense	564	565
Noncash right-of-use amortization	47	504
Net loss on disposal of property and equipment	5	-
Changes in operating assets and liabilities:
Trade accounts receivable	1,432	(6,278)
Inventories	391	(99)
Prepaid and other assets	573	1,518
Accounts payable	(726)	3,813
Accrued expenses and other liabilities	438	(352)
Accrued compensation	652	(800)
Operating lease liabilities	(46)	(591)
Net cash and restricted cash provided by (used in) operating activities	123	(4,940)
Cash flows from investing activities:
Purchases of property and equipment	(14)	(3)
Net cash and restricted cash used in investing activities	(14)	(3)
Cash flows from financing activities:
Proceeds from issuance of common stock - exercise of warrants	-	61
Borrowings under term notes	-	1,640
Net cash and restricted cash provided by financing activities	-	1,701
Net change in cash, cash equivalents and restricted cash	109	(3,242)
Cash, cash equivalents and restricted cash, beginning of period	580	4,776
Cash, cash equivalents and restricted cash, end of period	$689	$1,534
Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock upon exercise of purchase rights	89	180
Purchases of property and equipment included in accounts payable and accrued expenses	78	140
Series E-1 shares deemed dividends	47	-
Issuance of common stock upon conversion of notes	35	-
Issuance of common stock upon exercise of warrants	15	-
Financing costs included in accounts payable and accrued expenses	-	125

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

The Company’s first commercial product, Phexxi® (lactic acid, citric acid, and potassium bitartrate) vaginal gel (Phexxi), was approved by the U.S. Food and Drug Administration (FDA) on May 22, 2020, and is the first and only FDA-approved, hormone-free, woman-controlled, on-demand prescription contraceptive gel for women. The Company commercially launched Phexxi in September 2020. Phexxi net product sales were $16.8 million in 2022 and increased to $18.2 million in 2023.

On December 11, 2023, the Company entered into an Agreement and Plan of Merger, as amended (the Merger Agreement) with Aditxt, Inc., a Delaware corporation (Aditxt) and Adifem, Inc. (f/k/a Adicure, Inc.), a Delaware corporation, and a wholly-owned Subsidiary of Aditxt (Merger Sub), pursuant to which, and on the terms and subject to the conditions thereof, the Merger Sub was expected to merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Aditxt (the Merger). As discussed in Note 10 – Subsequent Events, on April 26, 2024, the Company delivered a termination notice to Aditxt notifying it that the Company was exercising its right to terminate the Merger Agreement in accordance with Section 8.1(f) of the Merger Agreement. As further described (and defined) in Note 10 – Subsequent Events, on May 2, 2024, the Company entered into the Reinstatement and Fourth Amendment to the Merger Agreement with Aditxt in order to reinstate and amend the Merger Agreement.

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

The Company’s financial statements are presented on a consolidated basis, which include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim condensed consolidated financial statements do not include all information and disclosures required by GAAP for annual audited financial statements and should be read in conjunction with the Company’s condensed consolidated financial statements and notes thereto for the year ended December 31, 2023 included in its Annual Report on Form 10-K as filed with the SEC on March 27, 2024 (the 2023 Audited Financial Statements).

The unaudited interim condensed consolidated financial statements included in this report have been prepared on the same basis as the Company’s audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, cash flows, and statements of convertible and redeemable preferred stock and stockholders’ deficit for the periods presented. The results for the three months ended March 31, 2024 are not necessarily indicative of the results expected for the full year. The condensed consolidated balance sheet as of December 31, 2023 was derived from the 2023 Audited Financial Statements.

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

The Company’s principal operations are related to the commercialization of Phexxi. Additional activities have included raising capital, identifying alternative manufacturing to lower the cost of goods sold (COGS), seeking ex-U.S. licensing partners and product in-licensing/acquisition opportunities to add non-dilutive capital to the balance sheet, and establishing and maintaining a corporate infrastructure to support a commercial product. The Company has incurred operating losses and negative cash flows from operating activities since inception. As of March 31, 2024, the Company a working capital deficit of $67.3 million and an accumulated deficit of $893.6 million.

Since October 3, 2022, the Company’s common stock has traded on the OTC Venture Market (the OTCQB) of the OTC Markets Group, Inc., a centralized electronic quotation service for over-the-counter securities, under the symbol “EVFM.” The OTCQB imposes, among other requirements, a minimum $0.01 per share bid price requirement (the Bid Price Requirement) for continued inclusion on the OTCQB. The closing bid price for the Company’s common stock must remain at or above $0.01 per share to comply with the Bid Price Requirement for continued listing. As of May 10, 2024, the closing price was $0.0136.

Management’s plans to meet its cash flow needs in the next 12 months include generating recurring product revenue, restructuring its current payables, and obtaining additional funding through means such as the issuance of its capital stock, non-dilutive financings, or through collaborations or partnerships with other companies, including license agreements for Phexxi in the U.S. or foreign markets, or other potential business combinations.

The Company anticipates it will continue to incur net losses for the foreseeable future. According to management estimates, liquidity resources as of March 31, 2024 were not sufficient to maintain the Company’s cash flow needs for the twelve months from the date of issuance of these condensed consolidated financial statements.

If the Company is not able to obtain the required funding through a significant increase in revenue, equity or debt financings, license agreements for Phexxi in the U.S. or foreign markets, or other means, or is unable to obtain funding on terms favorable to the Company, or if there is another event of default affecting the notes payable, there will be a material adverse effect on commercialization operations and the Company’s ability to execute its strategic development plan for future growth. If the Company cannot successfully raise additional funding and implement its strategic development plan, the Company may be forced to make further reductions in spending, including spending in connection with its commercialization activities, extend payment terms with suppliers, liquidate assets where possible at a potentially lower amount than as recorded in the condensed consolidated financial statements, suspend or curtail planned operations, or cease operations entirely. Any of these could materially and adversely affect the Company’s liquidity, financial condition and business prospects, and the Company would not be able to continue as a going concern. The Company has concluded that these circumstances and the uncertainties associated with the Company’s ability to obtain additional equity or debt financing on terms that are favorable to the Company, or at all, and otherwise succeed in its future operations raise substantial doubt about the Company’s ability to continue as a going concern.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the notes thereto.

Significant estimates affecting amounts reported or disclosed in the condensed consolidated financial statements include, but are not limited to: the assumptions used in measuring the revenue gross-to-net variable consideration items; the trade accounts receivable credit loss reserve estimate; the assumptions used in estimating the fair value of convertible notes, preferred stock, warrants and purchase rights issued; the assumptions used in the valuation of inventory; the useful lives of property and equipment; the recoverability of long-lived assets; and the valuation of deferred tax assets. These assumptions are more fully described in Note 3 – Revenue, Note 4 – Debt, Note 6 - Fair Value of Financial Instruments, Note 7 - Commitments and Contingencies, and Note 9 - Stock-based Compensation. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances and adjusts when facts and circumstances dictate. The estimates are the basis for making judgments about the carrying values of assets, liabilities and recorded expenses that are not readily apparent from other sources. As future events and their effects cannot be determined with precision, actual results may materially differ from those estimates or assumptions.

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

The Company is also subject to credit risk related to its trade accounts receivable from product sales. Its customers are located in the U.S. and consist of wholesale distributors, retail pharmacies, and mail-order specialty pharmacies. The Company extends credit to its customers in the normal course of business after evaluating their overall financial condition and evaluates the collectability of its accounts receivable by periodically reviewing the age of the receivables, the financial condition of its customers, and its past collection experience. Historically, the Company has not experienced any credit losses. As of March 31, 2024, based on the evaluation of these factors the Company did not record an allowance for doubtful accounts.

Phexxi is distributed primarily through three major distributors and mail-order pharmacies, who receive service fees calculated as a percentage of the gross sales, and a fee-per-unit shipped, respectively. These entities are not obligated to purchase any set number of units. They distribute Phexxi on demand as orders are received.

For the three months ended March 31, 2024, and 2023, the Company’s three largest customers combined made up approximately 82% and 86% of its gross product sales, respectively. As of March 31, 2024 and December 31, 2023, the Company’s three largest customers combined made up 89% and 87%, respectively, of its trade accounts receivable balance.

Significant Accounting Policies

There have been no changes to the significant accounting policies that were described in Note 2 – Summary of Significant Accounting Policies of the 2023 Audited Financial Statements in the Company’s Annual Report.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of readily available cash in checking accounts and money market funds. Restricted cash consists of cash held in monthly time deposit accounts and letters of credit as described in Note 7- Commitments and Contingencies. During the quarter ended March 31, 2023, the letters of credit of $0.3 million for its fleet leases were released. Additionally, the remaining funds of the $25.0 million received from the issuance of Adjuvant Notes (as defined below) in the fourth quarter of 2020 are classified as restricted cash since the Company is contractually obligated to use these funds for specific purposes. Upon receipt of a notice of default from its landlord on March 20, 2023, for failing to pay March 2023 rent timely resulting in a breach under the office lease agreement, the Company’s letter of credit in the amount of $0.8 million, in restricted cash, was recovered by the landlord.

The following table provides a reconciliation of cash, cash equivalents and restricted cash, reported within the condensed consolidated statements of cash flows (in thousands):

	Three months ended March 31,
	2024	2023
Cash and cash equivalents	$-	$639
Restricted cash	689	895
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows	$689	$1,534

Net Loss Per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. The net loss available to common stockholders is adjusted for amounts in accumulated deficit related to the deemed dividends triggered for certain financial instruments. Such adjustment was immaterial and zero in the three months ended March 31, 2024 and 2023, respectively. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, potentially dilutive securities are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and therefore, basic and diluted net loss per share were the same for the three months ended March 31, 2024 and 2023. Potentially dilutive securities excluded from the calculation of diluted net loss per share are summarized in the table below. Common shares were calculated for the convertible preferred stock and the convertible debt using the if-converted method.

	Three months ended March 31,
	2024	2023
Options to purchase common stock	3,747	4,843
Warrants to purchase common stock	20,807,543	3,180,282
Purchase rights to purchase common stock	1,530,645,242	14,238,827
Convertible debt	2,430,230,049	18,042,988
Series E-1 and F-1 preferred stock	1,531,629,677	-
Total(1)	5,513,316,258	35,466,940

(1)	The potentially dilutive securities in the table above include all potentially dilutive securities that are not included in the diluted EPS as per U.S. GAAP, whereas the total common stock reserved for future issuance in Note 8 – Stockholders’ Deficit includes the shares that must legally be reserved based on the applicable instruments’ agreements.

Recently Adopted Accounting Pronouncements

No significant new standards have been adopted during the three months ended March 31, 2024.

Recently Issued Accounting Pronouncements — Not Yet Adopted

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standards setting bodies that are adopted as of the specified effective date.

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures, designed to improve financial reporting by requiring disclosure of incremental segment information to enable investors to develop more decision-useful financial analyses. ASU No. 2023-07 will be effective for the Company beginning with the annual filing for the period ended December 31, 2024 and will require retroactive application to comparison periods presented. For Companies that have only one reportable segment (such as the Company), all the requirements of ASU No. 2023-07 will be required to be disclosed regarding the one reportable segment. The Company is still evaluating the impact of ASU No. 2023-07 on the consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes: Improvements to Income Tax Disclosures addressing income tax disclosures, requiring entities to annually disclose specific categories in the rate reconciliation and provide additional information for certain reconciling items and categories. ASU No. 2023-09 will be effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company will adopt ASU No. 2023-09 by adding the required disclosures for the December 31, 2024 Annual Report.

The Company does not believe the impact of any other recently issued standards and any issued but not yet effective standards will have a material impact on its condensed consolidated financial statements upon adoption.

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

In accordance with ASC 606, the Company recognizes revenue when its performance obligation is satisfied by transferring control of the product to a customer. In accordance with the Company’s contracts with customers, control of the product is transferred upon the conveyance of title, which occurs when the product is sold to and received by a customer. The Company’s customers are located in the U.S. and consist of wholesale distributors, retail pharmacies, and mail-order specialty pharmacies. Payment terms typically range from 31 to 66 days, include prompt pay discounts, and vary by customer. Trade accounts receivable due to the Company from contracts with its customers are stated separately in the condensed consolidated balance sheets, net of various allowances as described in the Trade Accounts Receivable policy in Note 2 – Summary of Significant Accounting Policies to the 2023 Audited Financial Statements.

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

Phexxi is sold to customers at the wholesale acquisition cost (WAC) or, in some cases, at a discount to WAC. However, the Company records product revenue net of reserves for applicable variable consideration. These types of variable consideration reduce revenue and include the following:

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

In accordance with ASC 606, the Company must make significant judgments to determine the estimate for certain variable consideration. For example, the Company must estimate the percentage of end-users that will obtain the product through public insurance, such as Medicaid, versus private commercial insurance. To determine these estimates, the Company relies on historical sales data showing the amount of various end-user consumer types, inventory reports from the wholesale distributors and mail-order specialty pharmacies, and other relevant data reports.

The specific considerations that the Company uses in estimating these amounts related to variable consideration are as follows:

Distribution services fees – The Company pays distribution service fees to its wholesale distributors and mail-order specialty pharmacies. These fees are a contractually fixed percentage of WAC and are calculated at the time of sale based on the purchase amount. The Company considers these fees to be separate from the customer’s purchase of the product and, therefore, they are recorded in other current liabilities on the condensed consolidated balance sheets.

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

Patient support programs – The Company offers a voluntary co-pay program to provide financial assistance to patients meeting certain eligibility requirements. The Company estimates the amount of financial assistance for these programs based on the expected number of claims and related cost associated with the revenue being recognized for product that remains in the distribution channel at the end of each reporting period. Patient support programs estimates are recorded as other current liabilities on the condensed consolidated balance sheets.

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

The variable considerations discussed above were recorded in the condensed consolidated balance sheets and consisted of $0.2 million and $0.3 million in contra trade accounts receivable as of March 31, 2024 and December 31, 2023, respectively and $3.2 million in other current liabilities as of both March 31, 2024 and December 31, 2023.

4. Debt

Convertible Notes

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

The Baker Notes had a five-year term, with no pre-payment ability during the first three years. Interest on the unpaid principal balance of the Baker Notes (the Baker Outstanding Balance) accrues at 10.0% per annum with interest accrued during the first year from the two respective closing dates recognized as payment-in-kind. The effective interest rate for the period was 10.0%. Accrued interest beyond the first year of the respective closing dates is to be paid in arrears on a quarterly basis in cash or recognized as payment-in-kind, at the direction of the Baker Purchasers. As discussed below, with the amendment to the Baker Bros. Purchase Agreement, interest payments were paid in-kind. Interest pertaining to the Baker Notes for the three months ended March 31, 2024 and 2023 was approximately $2.5 million and $1.4 million, respectively, which was added to the outstanding principal balance. The Company accounts for the Baker Notes under the fair value method as described below and, therefore, the interest associated with the Baker Notes is included in the fair value determination.

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

The First Baker Amendment also extended, effective upon the Company’s achievement of the Financing Threshold, the affirmative covenant to achieve $100.0 million in cumulative net sales of Phexxi by June 30, 2022 to June 30, 2023. Additionally per the First Baker Amendment, if the Company were to issue warrants to purchase capital stock of the Company (or other similar consideration) in any equity financing that closed on or prior to the date on which the Company met the Financing Threshold, the Company was required to issue to the Baker Purchasers an equivalent coverage of warrants (or other similar consideration) on the same terms as if the Baker Purchasers had participated in the financing in an amount equal to the then outstanding principal of Baker Notes held by the Baker Purchasers. In satisfaction of this requirement and in connection with the closing of the May 2022 Public Offering, the Company issued warrants to purchase 582,886 shares of the Company’s common stock at an exercise price of $93.75 per share to the Baker Purchasers (the June 2022 Baker Warrants). As required by the terms of the First Baker Amendment, the June 2022 Baker Warrants have substantially the same terms as the warrants issued in the May 2022 Public Offering. Refer to Note 8 – Stockholders’ Deficit for further information. The exercise price of the initial Baker Warrants and the June 2022 Baker Warrants was reset multiple times as a result of various Notes issuances in accordance with the agreement and the exercise price as of March 31, 2024 was $0.0158 per share. Subsequent to March 31, 2024, the conversion price adjusted to $0.0154, as discussed in Note 10 – Subsequent Events.

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

The Company evaluated whether any of the Embedded Features required bifurcation as a separate component. The Company elected the fair value option (FVO) under ASC 825, Financial Instruments (ASC 825), as the Baker Notes are qualified financial instruments and are, in whole, classified as liabilities. Under the FVO, the Company recognized the debt instrument at fair value, inclusive of the Embedded Features with changes in fair value related to changes in the Company’s credit risk being recognized as a component of accumulated other comprehensive loss in the condensed consolidated balance sheets. All other changes in fair value were recognized in the condensed consolidated statements of operations.

Due to the execution of the Fourth Baker Amendment, the Company reviewed the Baker Notes in accordance with ASC 470, Debt (ASC 470). Because the Baker Notes were recorded under the FVO, the Fourth Amendment was outside the scope of ASC 470-60 and as such did not qualify as a troubled debt restructuring (TDR). The Baker Notes were evaluated in accordance with ASC 470 and were determined to have failed certain qualitative factors to qualify as a modification and, therefore, were accounted for as an extinguishment. The Company removed the fair value of the old Baker Notes of $15.6 million and the related accumulated other comprehensive income of $73.2 million as of the date of extinguishment and recorded the fair value of the new Baker Notes, as measured on the date of the Baker Fourth Amendment as $12.5 million, and recognized a gain of approximately $75.3 million within the condensed consolidated statements of operations, in the gain (loss) on issuance of financial instruments line item, upon extinguishment in the year ended December 31, 2023. The gain included recognizing $73.2 million that had previously been a component of other comprehensive income as part of the prior quarterly revaluations using the valuation methods discussed in Note 6 – Fair Value of Financial Instruments.

As part of the consideration for the Merger, on December 11, 2023, the Baker Purchasers signed an agreement to assign the Baker Notes to Aditxt (the December Assignment Agreement). Upon this December Assignment Agreement, Aditxt assumed all terms under the Baker Notes, with Aditxt becoming the new senior secured debtholder of the Company, governed by the requirements under the Fourth Baker Amendment. The Baker Notes were re-assigned back to the Baker Purchasers on February 26, 2024 (the February Assignment Agreement).

Due to the execution of the February Assignment Agreement, the Company reviewed the Baker Notes in accordance with ASC 470. The Baker Notes, having been effectively terminated, were extinguished on February 26, 2024, resulting in removing the fair value of the old Baker Notes of $13.5 million. The newly re-assigned Baker Notes were subsequently recorded at fair value using the valuation methods discussed in Note 6 – Fair Value of Financial Instruments.

As of March 31, 2024, the Baker Notes are recorded at fair value in the condensed consolidated balance sheet as short-term convertible notes payable with a total fair value of $12.3 million, and the total outstanding balance including principal and accrued interest is $102.0 million.

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

The Adjuvant Notes have a five-year term, and in connection with certain Company change of control transactions, the Adjuvant Notes may be prepaid at the option of the Company or will become payable on the date of the consummation of a change of control transaction at the option of the Adjuvant Purchasers. The Adjuvant Notes accrue interest at 7.5% per annum on a quarterly basis in arrears to the outstanding balance of the Adjuvant Notes and are recognized as payment-in-kind. The effective interest rate for the three months ended March 31, 2024 was 8.8%.

Interest expense for the Adjuvant Notes consist of the following, and is included in other expense, net on the condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Coupon interest	$536	$497
Amortization of issuance costs	28	68
Total	$564	$565

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

On September 15, 2022, the Company also entered into the second amendment to the Adjuvant Purchase Agreement (the Second Adjuvant Amendment), pursuant to which the conversion price per share was reduced to $26.25, subject to adjustment for certain dilutive Company equity issuance adjustments for a two-year period. In addition, the Company entered into an exchange agreement, pursuant to which the Adjuvant Purchasers agreed to exchange 10% of the outstanding amount of the Adjuvant Notes as of September 15, 2022 (or $2.9 million) for rights to receive 109,842 shares of common stock (the Adjuvant Purchase Rights). The number of shares for each Adjuvant Purchase Right is initially fixed, but is subject to certain customary adjustments, and, until the second anniversary of issuance, adjustments for certain dilutive Company equity issuances. Refer to Note 8 - Stockholders’ Deficit for discussion regarding additional issuances of purchase rights under this provision. The Adjuvant Purchase Rights expire on June 28, 2027 and do not have an exercise price per share and, therefore, will not result in cash proceeds to the Company. As of March 31, 2024, all Adjuvant Purchase Rights remain outstanding. The conversion price of the Adjuvant Notes was reset during the quarter and was $0.0158 as of March 31, 2024. Subsequent to March 31, 2024, the conversion price adjusted to $0.0154, as discussed in Note 10 – Subsequent Events.

The Adjuvant Notes are accounted for in accordance with authoritative guidance for convertible debt instruments and are classified as current liabilities in the condensed consolidated balance sheets. The aggregate proceeds of $25.0 million were initially classified as restricted cash for financial reporting purposes due to contractual stipulations that specify the types of expenses the money can be spent on and how it must be allocated. The conversion feature was required to be bifurcated as an embedded derivative because the Company did not have a sufficient number of shares reserved upon conversion as of March 31, 2023; however, the fair value of such feature was immaterial as of such date. As of June 30, 2023, the Company had a sufficient number of shares reserved and the conversion feature was reclassified to stockholders’ deficit in accordance with ASC 815, Derivatives and Hedging (ASC 815) at that time. See Note 6 - Fair Value of Financial Instruments for a description of the accounting treatment for the Adjuvant Purchase Rights.

The Company was in default of the Adjuvant Notes at September 30, 2023, due to the failure to meet the cumulative net sales requirement. However, Adjuvant forbore such default in October 2023 and therefore the Company is no longer in default.

As of March 31, 2024, the Adjuvant Notes are recorded in the condensed consolidated balance sheet as short-term convertible notes payable with a total balance of $29.1 million. The balance is comprised of $22.5 million in principal, net of unamortized debt issuance costs, and $6.6 million in accrued interest. As of December 31, 2023, the Adjuvant Notes were recorded in the condensed consolidated balance sheet as short-term convertible notes payable with a total balance of $28.5 million. The balance was comprised of $22.5 million in principal, net of unamortized debt issuance costs, and $6.1 million in accrued interest.

As of March 31, 2024, and assuming the current conversion price of $0.0158 per share, the Adjuvant Notes could be converted into 1,842,275,987 shares of common stock.

Term Notes

December 2022 and February, March, April, July, August, and September 2023 Notes (SSNs)

The Company entered into eight similar Securities Purchase Agreements (SPAs) between December 2022 and September 2023 with certain investors. Each of the agreements were materially similar. The variable details of each SPA, such as the principal amount of each note offering, net proceeds, and maturity date, are outlined in the table below. Pursuant to each SPA, the Company agreed to sell in a registered direct offering (i) unsecured 8.0% senior subordinated notes with the maturity dates and aggregate issue prices (ii) warrants to purchase the listed number of shares of the Company’s common stock, $0.0001 par value per share (including prefunded common stock Warrants as a part of the September 2023 SPA) (iii) Series D Preferred Stock (the Preferred Shares; December 2022 SPA only) (collectively, the Senior Subordinated Notes, or SSNs). The SSNs had net proceeds to the Company from and are convertible at the amounts listed below.

The SSNs interest rates are subject to increase to 12% upon an event of default and the Notes have no Company right to prepayment prior to maturity; however, the Company has the option to redeem the respective SSNs at a redemption premium of 32.5%. The Purchasers can also require the Company to redeem their notes at the respective premium rate tied to the occurrence of certain subsequent transactions, as well as require the Company to redeem the SSNs in the event of subsequent placements (as defined). Also, pursuant to the terms of the SPAs, Purchasers have certain rights to participate in subsequent issuances of the Company’s securities, subject to certain exceptions. Additionally, the conversion rate and warrant strike price are subject to adjustment upon the issuance of other securities (as defined) less than the stated conversion rate and strike price at issuance. The strike prices adjusted as discussed in the table below. Additionally, subsequent to March 31, 2024, the conversion price of the SSNs was adjusted to $0.0154 per share due to the price reset requirements in the SPA.

The Company evaluated the SSNs in accordance with ASC 480 and determined that the Notes were all liability instruments at issuance. The applicable Notes were then evaluated in accordance with the requirements of ASC 825 and the Company concluded that they were not precluded from electing the fair value option for the applicable Notes.

The Company also evaluated the Warrants in accordance with ASC 480 and determined that the Warrants issued before the Reverse Stock Split in May 2023 were required to be recorded as liabilities at fair value in the Company’s condensed consolidated balance sheets. The applicable SSNs were marked-to-market at each reporting date with changes in fair value recognized in the condensed consolidated statement of operations, unless the change is concluded to be related to changes in the Company’s credit rating, in which case the change was recognized as a component of accumulated other comprehensive income in the condensed consolidated balance sheets. As a result of the Reverse Stock Split, the Company had sufficient shares available for issuance to cover the potential exercises; therefore, the Warrants that were previously classified as liabilities were marked-to-market and reclassified to equity in May 2023. For the Warrants issued after the Reverse Stock Split, the Company determined they were required to be recorded in equity.

On December 21, 2023, warrants to purchase up to 9,972,074 shares of the Company’s common stock were exchanged for 613 shares of the Company’s series F-1 convertible and redeemable preferred stock (Series F-1 Shares, as defined below). The Series F-1 Shares, some of which were also issued based on the partial value of certain purchase rights, as described above, were immediately exchanged to Aditxt series A-1 preferred stock and 22,280 Series F-1 Shares were outstanding as of December 31, 2023 and held by Aditxt. The Series F-1 Shares were to be cancelled upon the consummation of the Merger. As discussed in Note 10 – Subsequent Events, on April 26, 2024, the Company terminated the Merger Agreement for non-performance under section 8.1(f) and without penalty.

Summary of SSNs and Warrants at Issuance (December 2022 to September 2023):

						Conversion Price
Notes	Principal At Issuance (in Thousands)	Net Proceeds Before Issuance costs (in Thousands)	Common Warrants	Preferred Shares	Maturity Date	At Issuance	At 3/31/2023	At 6/30/2023	At 9/30/2023	At 12/31/2023	At 3/31/2024
December 2022 Notes	$2,308	$1,500	369,230	70 - Series D	12/21/2025	$6.25	$1.625	$0.8125	$0.0845	$0.0615	$0.0158
February 2023 Notes(1)	1,385	900	653,538	-	2/17/2026	$2.50	$1.625	$0.8125	$0.0845	$0.0615	$0.0158
March 2023 Notes	600	390	240,000	-	3/17/2026	$2.50	$1.625	$0.8125	$0.0845	$0.0615	$0.0158
March 2023 Notes(2)	538	350	258,584	-	3/20/2026	$2.50	$1.625	$0.8125	$0.0845	$0.0615	$0.0158
April 2023 Notes	769	500	615,384	-	3/6/2026	$1.25	N/A	$0.8125	$0.0845	$0.0615	$0.0158
July 2023 Notes	1,500	975	1,200,000	-	3/6/2026	$1.25	N/A	N/A	$0.0845	$0.0615	$0.0158
August 2023 Notes	1,000	650	799,999	-	8/4/2026	$1.25	N/A	N/A	$0.0845	$0.0615	$0.0158
September 2023 Notes(3)	2,885	1,875	26,997,041	-	9/26/2026	$0.13	N/A	N/A	$0.13	$0.0615	$0.0158
Total Offerings	$10,985	$7,140	31,133,776

(1)	Warrants include 99,692 issued to the placement agent.
(2)	Warrants include 43,200 issued to the placement agent.
(3)	Warrants include 22,189,349 common warrants at $0.13 per share and 4,807,692 pre-funded warrants exercisable at $0.001 per share.

5. Balance Sheet Details

Inventories

Inventories consist of the following (in thousands) for the period indicated:

	March 31, 2024	December 31, 2023
Raw materials (1)	$526	$520
Work in process	-	386
Finished goods (1)	780	791
Total	$1,306	$1,697

(1)	The raw materials and finished goods balances included a combined estimated reserve on obsolescence and excess inventory which might not be sold prior to expiration of $0.2 million and $0.3 million as of March 31, 2024 and December 31, 2023, respectively. These estimates are based upon assumptions about future manufacturing needs and gross sales of Phexxi. Inventory associated with the additional write-down of $1.3 million recorded during the year ended December 31, 2023, was disposed and was no longer in the inventory balance as of December 31, 2023.

Prepaid and Other Current Assets

Prepaid and other current assets consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Insurance	$314	$777
Research & development	13	13
Other	295	405
Total	$622	$1,195

Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	Useful Life	March 31, 2024	December 31, 2023
Research equipment	5 years	$586	$586
Computer equipment and software	3 years	151	647
Construction in-process	-	1,152	1,156
		1,889	2,389
Less: accumulated depreciation		(689)	(1,186)
Total, net		$1,200	$1,203

Depreciation expense for property and equipment was immaterial and $0.2 million in the three months ended March 31, 2024 and 2023, respectively.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Clinical trial related costs	$2,498	$2,498
Accrued royalty	1,336	1,146
Other	741	583
Total	$4,575	$4,227

6. Fair Value of Financial Instruments

Fair Value of Financial Liabilities

The following tables summarize the Company’s convertible debt instruments as of March 31, 2024 and December 31, 2023, respectively (in thousands):

					Fair Value
As of March 31, 2024	Principal Amount	Unamortized Issuance Costs	Accrued Interest	Net Carrying Amount	Amount	Leveling
Baker Notes(1)(2)	$101,974	$-	$-	$101,974	$12,260	Level 3
Adjuvant Notes(3)	22,500	-	6,601	29,101	N/A	N/A
December 2022 Notes(1)	959	-	-	959	103	Level 3
February 2023 Notes (1)	924	-	-	924	99	Level 3
March 2023 Notes (1)	1,189	-	-	1,189	127	Level 3
April 2023 Notes (1)	832	-	-	832	89	Level 3
July 2023 Notes (1)	1,335	-	-	1,335	142	Level 3
August 2023 Notes (1)	1,054	-	-	1,054	112	Level 3
September 2023 Notes (1)	3,004	-	-	3,004	320	Level 3
Totals	$133,771	$-	$6,601	$140,372	$13,252	N/A

					Fair Value
As of December 31, 2023	Principal Amount	Unamortized Issuance Costs	Accrued Interest	Net Carrying Amount	Amount	Leveling
Baker Notes(1)(2)	$99,460	$-	$-	$99,460	$13,510	Level 3
Adjuvant Notes(3)	22,500	(27)	6,064	28,537	N/A	N/A
December 2022 Notes(1)	940	-	-	940	118	Level 3
February 2023 Notes (1)	905	-	-	905	118	Level 3
March 2023 Notes (1)	1,204	-	-	1,204	157	Level 3
April 2023 Notes (1)	816	-	-	816	106	Level 3
July 2023 Notes (1)	1,534	-	-	1,534	202	Level 3
August 2023 Notes (1)	1,033	-	-	1,033	136	Level 3
September 2023 Notes (1)	2,945	-	-	2,945	384	Level 3
Totals	$131,337	$(27)	$6,064	$137,374	$14,731	N/A

(1)	These liabilities are/were carried at fair value in the condensed consolidated balance sheets. As such, the principal and accrued interest was included in the determination of fair value. The related debt issuance costs were expensed.

(2)	The Baker Notes principal amount includes $16.9 million and $13.7 million of interest paid in-kind as of March 31, 2024, and December 31, 2023, respectively.

(3)	The Adjuvant Notes are recorded in the condensed consolidated balance sheets at their net carrying amount which includes principal and accrued interest, net of unamortized issuance costs.

The following tables summarize the Company’s derivative liabilities as of March 31, 2024 and December 31, 2024 as discussed in Note 8 – Stockholders’ Deficit (in thousands):

	Fair Value
	March 31, 2024	December 31, 2023	Leveling
Purchase rights	$4,310	$1,926	Level 3
Total derivative liabilities	$4,310	$1,926

Change in Fair Value of Level 3 Financial Liabilities

The following table summarizes the changes in Level 3 financial liabilities related to Baker Notes and SSNs measured at fair value on a recurring basis for the three months ended March 31, 2024 (in thousands):

	Baker Notes (Assigned to Aditxt; Reassigned Back to Baker; Note 4)	Total SSNs (Note 4)	Total
Balance at December 31, 2023	$13,510	$1,221	$14,731
Extinguishment/conversion	(13,510)	(35)	(13,545)
Balance at issuance	12,390	-	12,390
Change in fair value presented in the Condensed Consolidated Statements of Comprehensive Operations	(130)	(194)	(324)
Balance at March 31, 2024	$12,260	$992	$13,252

The following table summarizes the changes in Level 3 financial liabilities related to Baker Notes and SSNs measured at fair value on a recurring basis for the three months ended March 31, 2023 (in thousands):

	Baker Notes	Total SSNs (Note 4)	Total
Balance at December 31, 2022	$39,260	$156	$39,416
Balance at issuance	-	12	12
Change in fair value presented in the Condensed Consolidated Statements of Operations	-	(161)	(161)
Change in fair value presented in the Condensed Consolidated Statements of Comprehensive Operations	(15,460)	-	(15,460)
Balance at March 31, 2023	$23,800	$7	$23,807

The following table summarizes the changes in Level 3 financial liabilities related to derivative liabilities measured at fair value on a recurring basis for the three months ended March 31, 2024 (in thousands):

	Purchase Rights	Derivative Liabilities Total
Balance at December 31, 2023	$1,926	$1,926
Balance at issuance	3,275	3,275
Exercises	(89)	(89)
Change in fair value presented in the Condensed Consolidated Statements of Operations	(802)	(802)
Balance at March 31, 2024	$4,310	$4,310

The following table summarizes the changes in Level 3 financial liabilities related to derivative liabilities measured at fair value on a recurring basis for the three months ended March 31, 2023 (in thousands):

	Derivative Liabilities Previously Classified as Equity Instruments	May 2022 Public Offering Common Warrants	June 2022 Baker Warrants	December 2022 Warrants	February and March 2023 Warrants	Purchase Rights	Derivative Liabilities Total
Balance at December 31, 2022	$1	$303	$170	$107	$-	$1,095	$1,676
Balance at issuance	-	-	-	-	6	77	83
Exercises	-	(6)	-	-	-	(180)	(186)
Change in fair value presented in the Condensed Consolidated Statements of Operations	(1)	(291)	(167)	(106)	-	(886)	(1,451)
Balance at March 31, 2023	$-	$6	$3	$1	$6	$106	$122

Valuation Methodology

From the third quarter of 2022 through the second quarter of 2023, the fair value of the Baker Notes issued as described in Note 4 – Debt, and subsequent changes in fair value recorded at each reporting date, was determined by estimating the fair value of the Market Value of Invested Capital (MVIC) of the Company. This was estimated using forms of the cost and market approaches. In the Cost approach, an adjusted net asset value method was used to determine the net recoverable value of the Company, including an estimate of the fair of the Company’s intellectual property. The estimated fair value of the Company’s intellectual property was valued using a relief from royalty method which required management to make significant estimates and assumptions related to forecasts of future revenue, and the selection of the royalty and discount rates. The guideline public company method served as another valuation indicator. In this form of the Market approach, comparable market revenue multiples were selected and applied to the Company’s forward revenue forecast to ultimately derive a MVIC indication. If the resulting fair value from these approaches was not estimated as greater than the contractual payout, the fair value of the Baker Notes became only the Company MVIC available for distribution to this first lien note holder.

Starting in the third quarter of 2023, the fair value of the Baker Notes, issued as described in Note 4 – Debt is determined using a Monte Carlo simulation-based model. The Monte Carlo simulation was used to take into account several embedded features and factors, including the exercise of the repurchase right, the Company’s future revenues, meeting certain debt covenants, the maturity term of the note and dissolution. For the dissolution scenario, the cost approach, an adjusted net asset value method was used to determine the net recoverable value of the Company, including an estimate of the fair value of the Company’s intellectual property. The estimated fair value of the Company’s intellectual property was valued using a relief from royalty method which required management to make significant estimates and assumptions related to forecasts of future revenue, and the selection of the royalty (5.0%) and discount (15.0%) rates.

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

SSNs

The fair value of the SSNs issued as described in Note 4 – Debt, were determined using the methods described above in Valuation Methodology, using the residual value of the Company after the fair value of the Baker Notes. The quarterly valuation adjustments for the three months ended March 31, 2024 and 2023 were recorded as a $0.2 million and a $1.6 million change in fair value of financial instruments attributed to credit risk change in the condensed consolidated comprehensive statement of operations.

Purchase Rights

The Adjuvant Purchase Rights and the May Note Purchase Rights (collectively Purchase Rights) are recorded as derivative liabilities in the condensed consolidated balance sheets. The Purchase Rights are valued using an OPM, like a Black-Scholes Methodology with changes in the fair value being recorded in the condensed consolidated statements of operations. The assumptions used in the OPM are considered level 3 assumptions and include, but are not limited to, the market value of invested capital, the cumulative equity value of the Company as a proxy for the exercise price and the expected term the Purchase Rights will be held prior to exercise and a risk-free interest rate.

Warrants

Warrants previously classified as liabilities were reclassified as equity instruments during the second quarter of 2023 as a result of the Reverse Stock Split. The Company will continue to re-evaluate the classification of its warrants at the close of each reporting period to determine their proper balance sheet classification. The warrants are valued using an OPM based on the applicable assumptions, which include the exercise price of the warrants, time to expiration, expected volatility of our peer group, risk-free interest rate, and expected dividends. The assumptions used in the OPM are considered level 3 assumptions and include, but are not limited to, the market value of invested capital, the cumulative equity value of the Company as a proxy for the exercise price, the expected term the warrants will be held prior to exercise, a risk-free interest rate and probability of change of control event. Additionally, as the warrants are re-priced under certain provisions in the agreements, at each re-pricing event, the Company must value the warrants using a Black-Scholes model immediately prior to and immediately following the re-pricing event. The incremental fair value is recorded as an increase to accumulated deficit and additional paid-in-capital, in accordance with ASC 470.

7. Commitments and Contingencies

Operating Leases

Fleet Lease

In December 2019, the Company and Enterprise FM Trust (the Lessor) entered into a Master Equity Lease Agreement whereby the Company leases vehicles to be delivered by the Lessor from time to time with various monthly costs depending on whether the vehicles are delivered for a term of 24 or 36 months, commencing on each corresponding delivery date. The leased vehicles are for use by eligible employees of the Company’s commercial operations team. As of March 31, 2024, there were a total of 20 leased vehicles. The Company maintained a letter of credit as collateral in favor of the Lessor of $0.3 million included in restricted cash, which was released by the Lessor during the first quarter of 2023. The Company determined that the leased vehicles are accounted for as operating leases under ASC 842, Leases (ASC 842). In September 2022, the Company extended the lease term for an additional 12 months for the vehicles with a term of 24 months. The Company determined that such extension is accounted for as a modification, for which the Company reassessed the lease classification and the incremental borrowing rate on the modification date and accounted for accordingly.

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

2022 Sublease

On May 27, 2022, the Company entered into a sublease agreement with AMN Healthcare, Inc. (AMN), pursuant to which the Company agreed to sublease 16,637 rentable square feet of the High Bluff Premises to AMN for a term commencing on June 15, 2022 and ending coterminous with the 2020 Lease on September 30, 2025, in exchange for the sum of approximately $0.1 million per month, subject to an annual 3.5% increase each year. Gross sublease income was zero for the three months ended March 31, 2024 and $0.3 million for the three months ended March 31, 2023. The sublease was terminated along with the settlement of the 2020 Lease in June 2023.

Supplemental Financial Statement Information

		Three Months Ended March 31,
Lease Cost (in thousands)	Classification	2024	2023
Operating lease expense	Research and development	$1	$66
Operating lease expense	Selling and marketing	52	159
Operating lease expense	General and administrative	3	231
Total		$56	$456

Lease Term and Discount Rate	March 31, 2024	December 31, 2023
Weighted Average Remaining Lease Term (in years)	0.65	0.75
Weighted Average Discount Rate	12%	12%

Maturity of Operating Lease Liabilities (in thousands)	March 31, 2024
Remainder of 2024 (9 months)	$56
Year ending December 31, 2025	11
Total lease payments	67
Less imputed interest	(8)
Total	$59

	Three Months Ended March 31,
Other information (in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows in operating leases	$64	$610

Other Contractual Commitments

In November 2019, the Company entered into a supply and manufacturing agreement with a third-party to manufacture Phexxi, with potential to manufacture other product candidates, in accordance with all applicable current good manufacturing practice regulations. There were no purchases under the supply and manufacturing agreement for the three months ended March 31, 2024 or 2023.

Contingencies

From time to time the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. During the year ended December 31, 2023, the Company settled a portion of its trade payables with numerous vendors, which resulted in a $2.1 million reduction in trade payables. As of March 31, 2024, there were no other claims or actions pending against the Company which management believes has a probable, or reasonably possible, probability of an unfavorable outcome. However, the Company may receive trade payable demand letters from its vendors that could lead to potential litigation. As of March 31, 2024, approximately 94% of our trade payables were greater than 90 days past due.

On December 14, 2020, a trademark dispute captioned TherapeuticsMD, Inc. v Evofem Biosciences, Inc., was filed in the U.S. District Court for the Southern District of Florida against the Company, alleging trademark infringement of certain trademarks owned by TherapeuticsMD under federal and state law (Case No. 9:20-cv-82296). On July 18, 2022, the Company settled the lawsuit with TherapeuticsMD, with certain requirements which may need to be performed by July 2024.

Intellectual Property Rights

In 2014, the Company entered into an amended and restated license agreement (the Rush License Agreement) with Rush University Medical Center (Rush University) pursuant to which Rush University granted the Company an exclusive, worldwide license of certain patents and know-how related to its multipurpose vaginal pH modulator technology. For the U.S. patent that the Company licensed from Rush University, multiple Orders Granting Interim Extension (OGIEs) have been received from the United States Patent and Trademark Office (USPTO), currently extending the expiration of this patent to March 2025. Pursuant to the Rush License Agreement, the Company is obligated to pay Rush University an earned royalty based upon a percentage of net sales in the range of mid-single digits until the expiration of this patent. In September 2020, the Company entered into the first amendment to the Rush License Agreement, pursuant to which the Company is also obligated to pay a minimum annual royalty amount of $0.1 million to the extent the earned royalties do not equal or exceed $0.1 million commencing January 1, 2021. Such royalty costs, included in cost of goods sold, were $0.2 million and immaterial for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, approximately $1.3 million and $1.1 million were included in accrued expenses in the condensed consolidated balance sheets.

8. Convertible and Redeemable Preferred Stock and Stockholders’ Deficit

Warrants

In April and June 2020, pursuant to the Baker Bros. Purchase Agreement, as discussed in Note 4 – Debt, the Company issued warrants to purchase up to 2,732 shares of common stock in a private placement at an exercise price of $4,575 per share. The Second Baker Amendment provides that the exercise price of the Baker Warrants will equal the conversion price of the Baker Notes. The exercise price of the Baker warrants was reset to $0.0158 per share as of March 31, 2024. Subsequent to March 31, 2024, the conversion price adjusted to $0.0154, as discussed in Note 10 – Subsequent Events

In May 2022, the Company completed an underwritten public offering (the May 2022 Public Offering) which included the issuance of common warrants to purchase 362,640 shares of common stock at a price to the public of $93.75 and the issuance of common warrants to purchase 205,360 shares of common stock at a price to the public of $93.63 (the May 2022 Common Stock Warrants). The May 2022 Common Stock Warrants were exercisable beginning on May 24, 2022 and have a five-year term. Due to features in the May 2022 Common Stock Warrants, including dilution adjustments requiring strike price resets, there are 894,194 May 2022 Common Stock Warrants outstanding as of March 31, 2024 at an exercise price of $0.0158.

In June 2022, as required by the Second Baker Amendment, the Company issued the June 2022 Baker Warrants to purchase up to 582,886 shares of the Company’s common stock, $0.0001 par value per share. The June 2022 Baker Warrants have an exercise price of $93.75 per share and a five-year term and were exercisable beginning June 28, 2022. The June 2022 Baker Warrants also contain customary 4.99% and 19.99% limitations on exercise provisions. The exercise price and number of shares issuable upon exercise of the June 2022 Baker Warrants is subject to adjustment for certain dilutive issuances, stock splits and similar recapitalization transactions. The exercise price of these warrants had reset to $0.0158 per share as of March 31, 2024.

In February, March, April, July, August, and September 2023, pursuant to the SSNs as discussed in Note 4 – Debt, the Company issued warrants to purchase up to 1,152,122 shares of the Company’s common stock at an exercise price of $2.50 per share, up to 2,615,383 shares of the Company’s common stock at an exercise price of $1.25 per share and up to 22,189,349 shares of the Company’s common stock at an exercise price of $0.13 per share. The exercise price of these warrants reset to $0.0158 per share as of March 31, 2024.

On December 21, 2023, warrants to purchase up to 9,972,074 shares of the Company’s common stock were exchanged for 613 shares of the Company’s Series F-1 Shares.

As of March 31, 2024, warrants to purchase up to 20,807,543 shares of the Company’s common stock remain outstanding at a weighted average exercise price of $2.42 per share. In accordance with ASC 815, certain warrants previously classified as equity instruments were determined to be liability classified (the Reclassified Warrants) due to the Company having an insufficient number of authorized shares as of December 31, 2022; however, the impacted warrants were reclassified back to as equity instruments during the second quarter of 2023 as a result of the May 2023 Reverse Stock Split. During the three months ended March 31, 2024, the Company obtained waivers from a majority of the convertible instrument holders, removing the requirement for shares to be reserved for conversion of their instruments, which will prevent the instruments from needing to be liability classified due to an insufficient number of authorized shares going forward. The Company will continue to re-evaluate the classification of its warrants at the close of each reporting period to determine the proper balance sheet classification for them. These warrants are summarized below:

Type of Warrants	Underlying common stock to be Purchased	Exercise Price	Issue Date	Exercise Period
Common Warrants	4	$6,918.75	June 11, 2014	June 11, 2014 to June 11, 2024
Common Warrants	451	$14,062.50	May 24, 2018	May 24, 2018 to May 24 2025
Common Warrants	888	$11,962.50	April 11, 2019	October 11, 2019 to April 11, 2026
Common Warrants	1,480	$11,962.50	June 10, 2019	December 10, 2019 to June 10, 2026
Common Warrants	1,639	$0.0158	April 24, 2020	April 24, 2020 to April 24, 2025
Common Warrants	1,092	$0.0158	June 9, 2020	June 9, 2020 to June 9, 2025
Common Warrants	8,003	$735.00	January 13, 2022	March 1, 2022 to March 1, 2027
Common Warrants	8,303	$897.56	March 1, 2022	March 1, 2022 to March 1, 2027
Common Warrants	6,666	$309.56	May 4, 2022	May 4, 2022 to May 4, 2027
Common Warrants	894,194	$0.0158	May 24, 2022	May 24, 2022 to May 24, 2027
Common Warrants	582,886	$0.0158	June 28, 2022	May 24, 2022 to June 28, 2027
Common Warrants	49,227	$0.0158	December 21, 2022	December 21, 2022 to December 21, 2027
Common Warrants	130,461	$0.0158	February 17, 2023	February 17, 2023 to February 17, 2028
Common Warrants	258,584	$0.0158	March 20, 2023	March 20, 2023 to March 20, 2028
Common Warrants	369,231	$0.0158	April 5, 2023	April 5, 2023 to April 5, 2028
Common Warrants	349,463	$0.0158	July 3, 2023	July 3, 2023 to July 3, 2028
Common Warrants	615,384	$0.0158	August 4, 2023	August 4, 2023 to August 4, 2028
Common Warrants	12,721,893	$0.0158	September 27, 2023	September 27, 2023 to September 27, 2028
Prefunded Common Warrants	4,807,694	$0.0010	September 27, 2023	September 27, 2023 to September 27, 2028
Total	20,807,543

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

Convertible and Redeemable Preferred Stock

On August 7, 2023, the Company filed a Certificate of Designation of Series E-1 Convertible Preferred Stock (E-1 Certificate of Designation), par value $0.0001 per share (the Series E-1 Shares). An aggregate of 2,300 shares was authorized. The Series E-1 Shares are convertible into shares of common stock at a conversion price of $0.40 per share and are both counted toward quorum on the basis of and have voting rights equal to the number of shares of common stock into which the Series E-1 Shares are then convertible. The Series E-1 Shares are senior to all common stock with respect to preferences as to dividends, distributions and payments upon a dissolution event. In the event of a liquidation event, the Series E-1 Shares are entitled to receive an amount per share equal to the Black Scholes Value as of the liquidation event plus the greater of 125% of the conversion amount (as defined in the Certificate of Designation) and the amount the holder of the Series E-1 Shares would receive if the shares were converted into common stock immediately prior to the liquidation event. If the funds available for liquidation are insufficient to pay the full amount due to the holders of the Series E-1 Shares, each holder will receive a percentage payout. The Series E-1 Shares are entitled to dividends at a rate of 10% per annum or 12% upon a triggering event. Dividends are payable in shares of common stock and may, at the Company’s election, be capitalized and added to the principal monthly. The Series E-1 Shares also have a provision that allows them to be converted to common stock at a conversion rate equal to the Alternate Conversion Price (as defined in the E-1 Certificate of Designation) times the number of shares subject to conversion times the 25% redemption premium in the event of a Triggering Event (as defined in the E-1 Certificate of Designation) such as in a liquidation event. The Series E-1 Shares are mandatorily redeemable in the event of bankruptcy.

On August 7, 2023, certain investors party to the December 2022 Notes and the February 2023 Notes exchanged $1.8 million total in principal and accrued interest under the outstanding convertible promissory notes for 1,800 shares of Series E-1 Shares (the August 2023 Preferred Stock Transaction). Per the E-1 Certificate of Designation, the conversion rate can also be adjusted in several future circumstances, such as on certain dates after the exchange date and upon the issuance of additional convertible securities with a lower conversion rate or in the instance of a Triggering Event. As such, the conversion price as of March 31, 2024 was adjusted to $0.0158 per share. The Series E-1 Shares are classified as mezzanine equity within the condensed consolidated balance sheets in accordance with ASC 480 because of a fixed 25% redemption premium upon a Triggering Event and no mandatory redemption feature. During the year ended December 31, 2023, $1.8 million was recorded as an increase to additional paid-in-capital for the preferred shares in the condensed consolidated statement of convertible and redeemable preferred stock and stockholders’ deficit related to the August 2023 Preferred Stock Transaction. During the three months ended March 31, 2024, an immaterial deemed dividend was recorded as an increase to the number of Series E-1 Shares outstanding.

On December 11, 2023, the Company filed a Certificate of Designation of Series F-1 Convertible Preferred Stock (F-1 Certificate of Designation), par value $0.0001 per share (the Series F-1 Shares). An aggregate of 95,000 shares was authorized. The Series F-1 Shares are convertible into shares of common stock at a conversion price of $0.0635 per share and do not have the right to vote on any matters presented to the holders of the Company’s common stock. The Series F-1 Shares are senior to all common stock and subordinate to the Series E-1 Shares with respect to preferences as to distributions and payments upon a dissolution event. In the event of a liquidation event, the Series F-1 Shares are entitled to receive an amount per share equal to the Black Scholes Value as of the liquidation event plus the greater of 125% of the conversion amount (as defined in the F-1 Certificate of Designation) and the amount the holder of the Series F-1 Shares would receive if the shares were converted into common stock immediately prior to the liquidation event. If the funds available for liquidation are insufficient to pay the full amount due to the holders of the Series F-1 Shares, each holder will receive a percentage payout. The Series F-1 Shares are not entitled to dividends. The Series F-1 Shares also have a provision that allows them to be converted to common stock at a conversion rate equal to the Alternate Conversion Price (as defined in the F-1 Certificate of Designation) times the number of shares subject to conversion times the 25% redemption premium in the event of a Triggering Event (as defined in the F-1 Certificate of Designation) such as in a liquidation event. The Series F-1 Shares are mandatorily redeemable in the event of bankruptcy.

On December 21, 2023, the Company issued a total of 22,280 Series F-1 Shares to certain investors, including 613 shares exchanged for warrants to purchase up to 9,972,074 shares of the Company’s common stock and 21,667 shares to exchange a partial value of the outstanding purchase rights. The holders of the Series F-1 Shares immediately exchanged their Series F-1 Shares into Aditxt’s Series A-1 preferred stock and, as a result, Aditxt currently holds all 22,280 outstanding Series F-1 Shares. The Series F-1 Shares are to be cancelled upon the consummation of the Merger. As discussed in Note 10 – Subsequent Events, on April 26, 2024, the Company terminated the Merger Agreement but entered into the Reinstatement and Fourth Amendment to the Merger Agreement on May 2, 2024.

Nonconvertible and Redeemable Preferred Stock

On December 16, 2022, the Company filed a Certificate of Designation of Series D Non-Convertible Preferred Stock (the D Certificate of Designation), par value $0.0001 per share (the Series D Preferred Shares). An aggregate of 70 shares was authorized; these shares were not convertible into shares of common stock, had limited voting rights equal to 1% of the total voting power of the then-outstanding shares of common stock entitled to vote, were not entitled to dividends, and were required to be redeemed by the Company once its shareholders approved a reverse split, as described in the D Certificate of Designation. All 70 shares of the Series D Preferred were subsequently issued in connection with the December 2022 Securities Purchase Agreement as discussed in Note 4 – Debt. The Series D Preferred Shares were redeemed in July 2023.

Common Stock

Effective September 14, 2023, the Company further amended its amended and restated certificate of incorporation to increase the number of authorized shares of common stock to 3,000,000,000 shares.

Purchase Rights

On September 15, 2022, the Company entered into certain exchange agreements with the Adjuvant Purchasers and the May 2022 Notes Purchasers to exchange, upon request, the Purchase Rights for an aggregate of 942,080 shares of the Company’s common stock. The number of right shares for each Purchase Right is initially fixed at issuance, but subject to certain customary adjustments for certain dilutive Company equity issuances until the second anniversary of issuance. These Purchase Rights expire on June 28, 2027. Refer to Note 6 – Fair Value of Financial Instruments for the accounting treatment of the Purchase Rights. In 2023, the Company subsequently signed an additional agreement with the holders of the Purchase Rights upon which the total aggregate value of the Purchase Rights is fixed at $24.7 million, to be paid in a variable number of shares based on the current exercise price. On December 21, 2023, the Company issued 21,667 shares of the Series F-1 Shares in exchange for a partial value of certain purchase rights, as described above.

In connection with the SSNs issuances, during the three months ended March 31, 2024 and 2023, the Company increased the number of outstanding Purchase Rights by 1,145,333,158 and 10,467,332, respectively, due to the reset of their exercise price. This was recorded as a loss on issuance of financial instruments in the amount of $3.3 million and $0.1 million in the condensed consolidated statements of operations for the respective periods. The exercise price will be further adjusted if any other convertible instruments have price resets.

The Company issued 17,725,000 shares of common stock upon the exercise of certain Purchase Rights during the three months ended March 31, 2024. As of March 31, 2024, Purchase Rights of 1,530,645,242 shares of the Company’s common stock remained outstanding.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows in common equivalent shares as of March 31, 2024:

Common stock issuable upon the exercise of stock options outstanding	3,747
Common stock issuable upon the exercise of common stock warrants	10,598,205
Common stock available for future issuance under the 2019 ESPP	509
Common stock available for future issuance under the Amended and Restated 2014 Plan	5,789
Common stock available for future issuance under the Amended Inducement Plan	609
Common stock reserved for the exercise of purchase rights	722,646,377
Common stock reserved for the conversion of convertible notes	148,541,458
Common stock reserved for the conversion of series E-1 preferred stock	33,750,860
Total common stock reserved for future issuance(1)	915,547,554

(1)	The potentially dilutive securities in Note 2 – Summary of Significant Accounting Policies includes all potentially dilutive securities that are not included in the diluted EPS as per U.S. GAAP, whereas the total common stock reserved for future issuance in the table above includes the shares that must legally be reserved based on the applicable instruments’ agreements.

9. Stock-based Compensation

Equity Incentive Plans

The following table summarizes stock-based compensation expense related to stock options granted to employees, non-employee directors and consultants included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2024	2023

Research and development	$16	$40
Selling and marketing	35	57
General and administrative	186	320
Total	$237	$417

Stock Options

There were no shares of stock options granted during the three months ended March 31, 2024 or 2023. As of March 31, 2024, unrecognized stock-based compensation expense for employee stock options was approximately $0.9 million, which the Company expects to recognize over a weighted-average remaining period of 1.4 years, assuming all unvested options become fully vested.

Employee Stock Purchase Plan

The purchase price under the 2019 ESPP is 85% of the lesser of the fair market value of the common stock on the first or the last business day of an offering period. The maximum number of shares of common stock that may be purchased by any participant during an offering period is equal to $25,000 divided by the fair market value of the common stock on the first business day of an offering period. In October 2022, the Board suspended future offering periods.

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

As of March 31, 2024, there was no unrecognized noncash stock-based compensation expense related to unvested RSAs.

10. Subsequent Events

Termination and Reinstatement of Merger Agreement

On April 26, 2024, the Company delivered a termination notice to Aditxt notifying it that the Company was exercising its right to terminate the Merger Agreement effective April 26, 2024 (the Termination Notice), in accordance with Section 8.1(f) of the Merger Agreement, as revised in the third amendment to the Merger Agreement, made on February 29, 2024.

Reinstatement and Amendment of Merger Agreement

On May 2, 2024, the Company, the Merger Sub and Aditxt entered into the Reinstatement and Fourth Amendment to the Merger Agreement (the “Fourth Amendment”) in order to waive and amend, among other things, several provisions. This Fourth Amendment reinstates the Merger Agreement, as amended by the Fourth Amendment, as if never terminated. In consideration of the Fourth Amendment, Aditxt agreed to pay the Company $1.0 million (the Initial Payment). The key financial terms in the Fourth Amendment were to revise section 6.10 of the Merger Agreement such that, after the Initial Payment, and upon the closing of each subsequent capital raise by Aditxt (each a Parent Subsequent Capital Raise), Aditxt shall purchase that number of shares of the Company’s Series F-1 Preferred Stock, par value $0.0001 per share (the Series F-1 Preferred Stock), equal to forty percent (40%) of the gross proceeds of such Parent Subsequent Capital Raise divided by 1,000, up to a maximum aggregate amount of $2.5 million or 2,500 shares of Series F-1 Preferred Stock. A maximum of $1.5 million shall be invested in Evofem prior to June 17, 2024 and $1.0 million prior to July 1, 2024.

Conversion Price Reset

At the close of market on April 19, 2024, the conversion price for certain outstanding financial instruments (as described in Note 4 – Debt and Note 8 – Stockholders’ Deficit) was adjusted to $0.0154 as per provisions in their underlying agreements.

Warrants and Purchase Rights Exercises and Notes Conversions

Subsequent to March 31, 2024, the Company 6,150,000 Purchase Rights were exercised in a cashless transaction for an equivalent number of shares of common stock. There were also cashless conversions whereby $0.1 million in convertible notes were converted to 7,200,000 shares of common stock.

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

Overview

We are a San Diego-based commercial-stage biopharmaceutical company with a strong focus on innovation in women’s health. Our first commercial product, Phexxi, was approved by the FDA on May 22, 2020. Phexxi is the first and only non-hormonal prescription contraceptive gel that women only use when they have sex. Because Phexxi is a non-hormonal contraceptive, it is not associated with side effects like depression, weight gain, headaches, loss of libido, mood swings and irritability. Taking hormones may not be right for some women, especially those with certain medical conditions including clotting disorders and hormone-sensitive cancer, or those who are breast feeding, have a BMI over 30, smoke, or have diabetes. More than 23.3 million women in the U.S. will not use a hormonal contraceptive.

Evofem has delivered Phexxi net sales growth in each consecutive year since it was launched in Sept 2020. Key growth drivers for 2024 include expanded use of Phexxi in women who take oral birth control pills in conjunction with GLP-1 prescription medications like Ozempic, Mounjaro and Zepbound for weight loss. These drugs may make oral birth control pills less effective at certain points in the dosing schedule. Per the USPI, prescribers may “advise patients using oral contraceptives to switch to a non-oral contraceptive method or add a barrier method” to prevent unintended pregnancy during these times.

Phexxi was approved in Nigeria on October 6, 2022, as Femidence™ by the National Agency for Food and Drug Administration and Control. Phexxi has been submitted for approval in Mexico, Ethiopia and Ghana. We intend to commercialize Phexxi in all other global markets through partnerships or licensing agreements.

We halted clinical development of our investigational product candidates in October 2022 to focus resources on growing sales of Phexxi for the prevention of pregnancy.

Recent Developments

Effective January 1, 2024, the Washington State Health Care Authority (HCA) removed the Prior Authorization requirement for Phexxi, facilitating Phexxi access for nearly 1.8 million covered Washingtonians on the state HCA’s Managed Medicaid and Fee for Service Medicaid plans. Phexxi continues to be included on the Washington State HCA Preferred Drug List.

On March 26, 2024 the USPTO issued to the Company a Notice of Allowance for patent application 17/823,020 entitled, “Compositions and Methods for Enhancing the Efficacy of Contraceptive Microbicides.” This Notice of Allowance is expected to result in the issuance of a U.S. patent once administrative processes are completed. The allowed claims cover methods of contraception with a composition that encompasses Phexxi vaginal gel. Evofem expects the resulting patent will be Orange Book-listable. The patent, when issued, will be Evofem’s fifth patent for Phexxi in the United States.

Aditxt Merger

On December 11, 2023, the Company entered into an Agreement and Plan of Merger, as amended, (the Merger Agreement) with Aditxt, Inc., a Delaware corporation (Aditxt), Adifem, Inc. (f/k/a Adicure, Inc.), a Delaware corporation and wholly-owned Subsidiary of Aditxt (Merger Sub), pursuant to which, and on the terms and subject to the conditions thereof, Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Aditxt (the Merger). The Merger is expected to be closed in the second half of 2024; the accompanying condensed consolidated financial statements in this Quarterly Report do not reflect the potential impact of the Merger Agreement.

On January 10, 2024, the Company, Aditxt and Merger Sub entered into the first amendment to the Merger Agreement (the First Amendment) to change the filing date for the Joint Proxy Statement (as defined in the Merger Agreement) to February 14, 2024.

On January 30, 2024, the Company, Parent and Merger Sub entered into the second amendment to the Merger Agreement (the Second Amendment) to:

(i)	Change the date of the Parent Loan (as defined in the Merger Agreement) to the Company to be February 29, 2024

(ii)	Change the date by which the Company may terminate the Merger Agreement for failure to receive the Loan from Parent to be February 29, 2024, and,

(iii)	Change the filing date for the Joint Proxy Statement (as defined in the Merger Agreement) to April 1, 2024.

On February 29, 2024, the parties entered into the third amendment to the Merger Agreement to:

(i)	Amend and restate Section 6.10 in its entirety as follows: “Parent Equity Investment. On or prior to (a) April 1, 2024, Parent shall purchase 2,000 shares of the Company’s Series F-1 Preferred Shares, par value $0.0001 per share for an aggregate purchase price of $2.0 million (the Initial Parent Equity Investment) and (b) April 30, 2024, Parent shall purchase 1,500 shares of F-1 Preferred Shares for an aggregate purchase price of $1.5 million (the Subsequent Parent Equity Investment)”.

(ii)	Delete in its entirety the provision in Section 6.16

(iii)	Extend the date to file a Joint Proxy Statement to April 30, 2024

(iv)	Add new Section 7.2(i) as follows “(i) Repurchase Price. No defaults shall have occurred and be continuing under the Loan Documents and the Outstanding Balance (as defined in the Securities Purchase Agreement) plus all accrued and unpaid interest thereon, in an amount not to exceed the Repurchase Price (as defined in the Securities Purchase Agreement) shall have been paid in full.” and

(v)	Amend and restate Section 8.1(f) to allow for termination of the Merger Agreement by the Company is either (a) the Initial Parent Equity Investment has not been made by April 1, 2024, or (b) the Subsequent Parent Equity Investment has not been made by April 30, 2024.

The aforementioned numbers of shares of F-1 Preferred Shares shall be equitably adjusted for any stock split, reverse stock split, stock dividend (including any dividend or other distribution of securities convertible into F-1 Preferred Shares), subdivision, reorganization, reclassification, recapitalization, combination, exchange of shares or other like change with respect to the number of shares of F-1 Preferred Shares outstanding after the date hereof and prior to the Effective Time or any change to the Stated Value thereof as set forth in that certain Certificate of Designations of Series F-1 Convertible Preferred Stock of the Company.

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

Each stock option of the Company that is outstanding and unexercised immediately prior to the effective time of the Merger (the Effective Time) will be cancelled as of the Effective Time without the right to receive any consideration.

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

As discussed in Note 10 – Subsequent Events, on April 26, 2024, the Company delivered a termination notice to Aditxt notifying it that the Company was exercising its right to terminate the Merger Agreement effective April 26, 2024 (the Termination Notice), in accordance with Section 8.1(f) of the Merger Agreement, as revised in the third amendment to the Merger Agreement, made on February 29, 2024.

On May 2, 2024, the Company, the Merger Sub and Aditxt entered into the Reinstatement and Fourth Amendment to the Merger Agreement (the Fourth Amendment) in order to waive and amend, among other things, the several provisions listed below. In consideration of the Fourth Amendment, Aditxt agreed to pay the Company $1.0 million.

Amendments to Article VI: Covenants and Agreement

Article VI of the Merger Agreement was amended to:

i.	reinstate the Merger Agreement, as amended by the Fourth Amendment, as if never terminated;
ii.	reflect Aditxt’s payment to the Company, in the amount of $1.0 million (the Initial Payment), via wire initiated by May 2, 2024;
iii.	delete Section 6.3, which effectively eliminates the “no shop” provision, and the several defined terms used therein;
iv.	add a new defined term, “Company Change of Recommendation”; and
v.

revise section 6.10 of the Merger Agreement such that, after the Initial Payment, and upon the closing of each subsequent capital raise by Aditxt (each a Parent Subsequent Capital Raise), Aditxt shall purchase that number of shares of the Company’s Series F-1 Preferred Stock, par value $0.0001 per share (the “Series F-1 Preferred Stock”), equal to forty percent (40%) of the gross proceeds of such Parent Subsequent Capital Raise divided by 1,000, up to a maximum aggregate amount of $2.5 million or 2,500 shares of Series F-1 Preferred Stock. A maximum of $1.5 million shall be raised prior to June 17, 2024 and $1.0 million prior to July 1, 2024 (the Parent Capital Raise).

Amendments to Article VIII: Termination

Article VIII of the Merger Agreement is amended to:

i.	extend the date after which either party may terminate from May 8, 2024 to July 15, 2024;
ii.

revise Section 8.1(d) in its entirety to allow Company to terminate at any time after there has been a Company Change of Recommendation, provided that Aditxt must receive ten day written notice and have the opportunity to negotiate a competing offer in good faith; and

iii.	amend and restate Section 8.1(f) in its entirety, granting the Company the right to terminate the agreement if:

	(a)	the full $1.0 million Initial Payment required by the Fourth Amendment has not been paid in full by May 3, 2024
	(b)	$1.5 million of the Parent Capital Raise Amount has not been paid to the Company by June 17, 2024,
	(c)	$1.0 million of the Parent Capital Raise Amount has not been paid to the Company by July 1, 2024, or,
	(d)	Aditxt does not pay any portion of the Parent Equity Investment within five calendar days after each closing of a Parent Subsequent Capital Raise.

The companies are working toward closing in the second half of 2024.

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

Our comprehensive commercial strategy for Phexxi includes marketing and product awareness campaigns targeting women of reproductive potential in the U.S., including the approximately 23.3 million women who are not using hormonal contraception and the approximately 20.0 million women who are using a prescription contraceptive, some of whom, particularly oral birth control pill users, may be ready to move to an FDA-approved, non-invasive, non-systemic hormone-free contraceptive, as well as certain identified target HCP segments. In addition to marketing and product awareness campaigns, our commercial strategy includes payer outreach and execution of our consumer digital and media strategy.

Key growth drivers for 2024 include expanded use of Phexxi in women who take oral birth control pills in conjunction with GLP-1 prescription medications like Ozempic, Mounjaro and Zepbound for weight loss. These drugs may make oral birth control pills less effective at certain points in the dosing schedule. Per the USPI, prescribers may “advise patients using oral contraceptives to switch to a non-oral contraceptive method or add a barrier method” to prevent unintended pregnancy during these times.

We continue working to increase the number of lives covered and to gain a preferred formulary position for Phexxi. We gained 17.7 million unrestricted lives (people whose plans cover Phexxi with no PA required) in the past two years, a 5% increase in unrestricted coverage for Phexxi from January 2022 (47%) to November 2023 (53%).

Payer wins in 2023 and 2024 to-date included:

-	New York Medicaid, the largest of all Commercial and Medicaid payers in New York, which transitioned to a single Preferred Drug List effective April 1, 2023, that includes no Prior Authorization requirement for Phexxi;
-	Mississippi Medicaid;
-	Indiana State Medicaid;
-	Multiple Blue Cross Blue Shield plans;
-	The largest commercial payer in Michigan;
-	The removal of the Prior Authorization requirement for Phexxi by the Washington State Health Care Authority; and,
-	The renegotiation of the Medi-Cal rebate, resulting in the Company paying a 7.4% lower rebate on Phexxi prescriptions effective July 1, 2024.

In the second quarter of 2022, we successfully negotiated a contract with one of the largest pharmacy benefit managers (PBMs) in the nation, which added Phexxi to its formulary with no restrictions for most women covered by the plan. The agreement was retroactive and took effect January 1, 2022 and is representative of approximately 46 million lives. An additional 13.7 million lives are covered under our December 2020 contract award from the U.S. Department of Veterans Affairs.

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

Effective as of January 1, 2023, most insurers and PBMs must provide coverage, with no out-of-pocket costs (e.g. $0 copay) to the subscriber or dependent, for FDA-approved contraceptive products, like Phexxi, prescribed by healthcare providers.

As a result, to comply with these Guidelines, payers are increasingly covering Phexxi by:

–	Adding Phexxi to formulary (commercial insurers) or preferred drug list (Medicaid)
–	Removing the requirement for a Prior Authorization letter from the HCP (commercial insurers)
–	Moving Phexxi to $0 copay (commercial insurers)

In 2022, Evofem developed and introduced a new contraceptive educational chart for patients and HCPs that details high-level information about birth control methods currently available to women in the U.S., including the vaginal pH modulator. This new contraceptive educational tool has been extremely well received and has had a positive impact with HCPs and patients alike.

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

The Phase 2B/3 trial (AMPREVENCE) achieved its primary and secondary endpoints, demonstrating statistically significant reductions in chlamydia and gonorrhea infections of 50% and 78%, respectively, in women receiving EVO100 vs. placebo. Based on these highly positive clinical outcomes we initiated a Phase 3 clinical trial (EVOGUARD) to evaluate EVO100 for these potential indications in 2020. On October 11, 2022, we reported that EVOGUARD did not meet its primary efficacy endpoint. We and our advisors believe the public health response to the COVID pandemic caused changes in clinical site operations, subject behavior and actions, including deviations from following the clinical study protocol requirements related to STI acquisition, detection, and prevention, which contributed to this outcome.

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

Thin Film Project

In February 2020, we contracted with the University of South Australia to develop a vaginally applied thin film as a second-generation vaginal pH modulator product. The lead thin film candidates have been selected, and stability data has been generated with positive results. Next steps are to optimize the lead candidates and identify funding to proceed.

Financial Operations Overview

Net Product Sales

We recognize revenue once units shipped from our third-party logistics warehouse arrive at our customers, which consist of wholesale distributors, retail pharmacies, telehealth companies, and mail-order specialty pharmacies. We have recognized net product sales in the U.S. since the commercial launch of Phexxi in September 2020. Gross revenues, as discussed in Note 3 - Revenue, are adjusted for variable consideration, including our patient support programs.

Operating Expenses

Cost of Goods Sold

Inventory costs include all purchased materials, direct labor and manufacturing overhead. In addition, we are obligated to pay quarterly royalty payments pursuant to our license agreement with Rush University, in amounts equal to a single-digit percentage of the gross amounts we receive on a quarterly basis, less certain deductions incurred in the quarter based on a sliding scale. We are also obligated to pay a minimum annual royalty amount of $0.1 million to the extent these earned royalties do not equal or exceed $0.1 million in a given year. Such royalty costs were $0.2 million and immaterial for the three months ended March 31, 2024 and 2023, respectively, and were included in the costs of goods sold in the condensed consolidated financial statements.

Research and Development Expenses

Our research and development expenses primarily consist of costs associated with the continuous improvements related to Phexxi. These expenses include:

●	improvements of manufacturing and analytical efficiency;
●	on-going product characterization and process optimization;
●	alternative raw material evaluation to secure an uninterrupted supply chain and reduce cost of goods sold;
●	employee-related expenses, including salaries, benefits, travel and noncash stock-based compensation expense; and
●	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment, and research and other supplies.

We expense internal and third-party research and development expenses as incurred. The following table summarizes research and development expenses by product candidate (in thousands):

	Three Months Ended March 31,
	2024	2023
Allocated third-party development expenses:
EVO100 for prevention of chlamydia/gonorrhea - Phase 3 (EVOGUARD)	$-	$93
Total allocated third-party development expenses	-	93
Unallocated internal research and development expenses:
Noncash stock-based compensation expenses	16	40
Payroll related expenses	370	313
Outside services costs	118	30
Other	90	64
Total unallocated internal research and development expenses	594	447
Total research and development expenses	$594	$540

Selling and Marketing Expenses

Our selling and marketing expenses consist primarily of Phexxi commercialization costs, the Phexxi telehealth platform, training, salaries, benefits, travel, noncash stock-based compensation expense and other related costs for our employees and consultants.

In connection with our overall cost reduction strategy, our selling and marketing expenses decreased significantly in 2023 and are expected to stabilize at or below 2023 levels in the current year.

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

Other Income (Expense)

Other income (expense) consists primarily of interest expense and the change in fair value of financial instruments issued in various capital raise transactions. The change in fair value of financial instruments was recognized as a result of mark-to-market adjustments for those financial instruments. Additionally, other income (expense) also includes a gain on debt modification or extinguishment in the current period and loss on issuance of financial instruments in each of the presented periods.

Results of Operations

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023 (in thousands):

Net Product Sales

	Three Months Ended March 31,		2024 vs. 2023
	2024	2023	$ Change	% Change

Product sales, net	$3,603	$5,809	$(2,206)	(38)%

The decrease in product sales, net, was primarily impacted by the timing of price increases on sales volumes to our customers. Wholesalers typically purchase larger volumes of product ahead of a price increase, pause purchasing until that product has been used to fill consumer demand, then resume purchasing again. Sales volume in the first quarter of 2024 was low due to the January 2024 price increase, where sales volume in the first quarter of 2023 was high, after a very small fourth quarter of 2022 due to the October 2022 price increase.

Additionally, the product sales, net in the current quarter reflect a slowdown of the dispensing process as a result of the negative impact of the cyberattack on Change Healthcare in mid February 2024, at which time Change Healthcare was the sole adjudicator (processor) used by the Company’s co-pay card vendor. In late April 2024, the Company’s co-pay card vendor was able to restore operations and we anticipate normalized prescription dispensing in the second quarter of 2024 and beyond.

Cost of Goods Sold

	Three Months Ended March 31,		2024 vs. 2023
	2024	2023	$ Change	% Change

Cost of goods sold	$684	$1,376	$(692)	(50)%

The decrease in cost of goods sold was primarily due to the decrease in sales in the current period as compared to the same period in the prior year. Additionally, the units sold in the prior year were re-packaged to reflect the extended shelf life approved by the FDA in June 2022; this added costs to re-worked units that were sold in the prior year, whereas the units sold in the current year did not need to be re-packaged.

Research and Development Expenses

	Three Months Ended March 31,		2024 vs. 2023
	2024	2023	$ Change	% Change

Research and development	$594	$540	$54	10%

The increase in research and development expenses was primarily due to an increase of approximately $0.1 million in facilities and outside services costs and an immaterial increase in personnel costs, partially offset by a decrease of approximately $0.1 million in clinical trial costs associated with EVOGUARD.

Selling and Marketing Expenses

	Three Months Ended March 31,		2024 vs. 2023
	2024	2023	$ Change	% Change

Selling and marketing	$2,345	$3,854	$(1,509)	(39)%

The decrease in selling and marketing expenses was primarily due to a $0.4 million decrease in marketing and DTC promotion costs, including media agency fees, a $0.8 million decrease in personnel costs due to reduced headcount and lower noncash stock-based compensation, and a $0.4 million decrease in facilities costs. The decreases were partially offset by an increase of approximately $0.1 million in outside services costs.

General and Administrative Expenses

	Three Months Ended March 31,		2024 vs. 2023
	2024	2023	$ Change	% Change

General and administrative	$2,824	$3,618	$(794)	(22)%

The decrease in general and administrative expenses was primarily due to a $1.2 million decrease in facilities and outside services costs and a $0.6 million decrease in professional services fees related to legal and finance, partially offset by an increase of $1.0 million in personnel costs due to the Company cancelling the 2021 cash incentive bonus for named executives in the prior period quarter due to the Company’s financial constraints.

Total other income (expense), net

	Three Months Ended March 31,		2024 vs. 2023
	2024	2023	$ Change	% Change

Total other income (expense), net	$(1,965)	$1,228	$(3,193)	(260)%

Total other income (expense), net, for the three months ended March 31, 2024 primarily included a loss on the issuance of financial instruments related to the anti-dilution adjustment for the purchase rights and $0.6 million interest expense related to the Adjuvant Note partially offset by gains related to the re-assignment of the Baker Notes of $1.1 million and $0.8 million from the change in fair value of financial instruments offset.

Total other income (expense), net, for the three months ended March 31, 2023, primarily included a $1.6 million gain from the change in fair value of financial instruments and $0.2 million gain from the disposal of our fleet cars, offset by $0.6 million of interest expense related to the Adjuvant Note.

Liquidity and Capital Resources

Overview

As of March 31, 2024, we had a working capital deficit of $67.3 million and an accumulated deficit of $893.6 million. We have financed our operations to date primarily through the issuance of preferred stock, common stock, warrants and convertible and term notes; cash received from private placement transactions; and, to a lesser extent, product sales. As of March 31, 2024, we had approximately $0.7 million in cash and cash equivalents comprised entirely of restricted cash available for use as prescribed in the Adjuvant Notes (as defined in Note 4 - Debt). Our cash and cash equivalents include amounts held in checking accounts. Management believes that the Company’s cash and cash equivalents as of March 31, 2024 are insufficient to fund operations for at least the next 12 months from the date on which this Quarterly Report on Form 10-Q is filed with the SEC.

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

As of March 31, 2024, the Company’s significant commitments include the Baker Notes and Adjuvant Notes, as described in Note 4 - Debt and fleet leases and the Rush University royalty, as described in Note 7 - Commitments and Contingencies. Management’s plans to meet the Company’s cash flow needs in the next 12 months include generating revenue from the sale of Phexxi and additional products, further restructuring of its current payables, and obtaining additional funding through means such as the issuance of its capital stock, non-dilutive financings, or through collaborations or partnerships with other companies, including license agreements for Phexxi in the U.S. or foreign markets, or other potential business combinations (including the Merger, as defined in Note 1 – Description of Business and Basis of Presentation).

If the Company is not able to obtain the required funding through a significant increase in revenue, equity or debt financings, license agreements for Phexxi in the U.S. or foreign markets, or other means, or is unable to obtain funding on terms favorable to the Company, there will be a material adverse effect on commercialization and development operations and the Company’s ability to execute its strategic development plan for future growth. If the Company cannot successfully raise additional funding and implement its strategic development plan, the Company may be forced to make further reductions in spending, including spending in connection with its commercialization activities, extend payment terms with suppliers, liquidate assets where possible at a potentially lower amount than as recorded in the condensed consolidated financial statements, suspend or curtail planned operations, or cease operations entirely. Any of these could materially and adversely affect the Company’s liquidity, financial condition and business prospects, and the Company would not be able to continue as a going concern. The Company has concluded that these circumstances and the uncertainties associated with the Company’s ability to obtain additional equity or debt financing on terms that are favorable to the Company, or at all, and otherwise succeed in its future operations raise substantial doubt about the Company’s ability to continue as a going concern.

If we are unable to continue as a going concern, we may have to liquidate our assets and, in doing so, we may receive less than the value at which those assets are carried on our condensed consolidated financial statements. Any of these developments would materially and adversely affect the price of our stock and the value of an investment in our stock. As a result, our condensed consolidated financial statements include explanatory disclosures expressing substantial doubt about our ability to continue as a going concern.

The opinion of our independent registered public accounting firms on our audited financial statements as of and for the years ended December 31, 2023 and 2022 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. Our unaudited condensed consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 included in this Quarterly Report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue our operations.

2023 Debt Financings

As described in Note 4 - Debt, we received gross proceeds of approximately $1.6 million, before issuance costs, from the sale of notes and warrants in three registered direct offerings in the first quarter of 2023.

Summary Statement of Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Three Months Ended March 31,		2024 vs. 2023
	2024	2023	$ Change	% Change
Net cash and restricted cash provided by (used in) operating activities	$123	$(4,940)	$5,063	(102)%
Net cash and restricted cash used in investing activities	(14)	(3)	(11)	367%
Net cash and restricted provided by financing activities	-	1,701	(1,701)	(100)%
Net change in cash and restricted cash	$109	$(3,242)	$3,351	(103)%

Cash Flows from Operating Activities. During the three months ended March 31, 2024, the primary reason of net cash and restricted cash provided in operating activities was due to the limited spending in operations across all functions of the Company. During the three months ended March 31, 2023, the primary use of cash, cash equivalents and restricted cash was to fund the commercialization of Phexxi and to support general and administrative operations.

Cash Flows from Investing Activities. During the three months ended March 31, 2024, the primary use of cash, cash equivalents and restricted cash was the purchase of computer equipment for the sales force.

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

Contractual Obligations and Commitments

Operating Leases

Operating lease right-of-use assets and lease liabilities were $0.1 million each on both March 31, 2024 and December 31, 2023. See Note 7- Commitments and Contingencies for more detailed discussions on leases and financial statements information under ASC 842, Leases.

Other Contractual Commitments

As described in Note 7 - Commitments and Contingencies, in November 2019, the Company entered into a supply and manufacturing agreement with a third-party to manufacture Phexxi, with potential to manufacture other product candidates, in accordance with all applicable current good manufacturing practice regulations. There were no purchases under the supply and manufacturing agreement for the three months ended March 31, 2024 or 2023.

Intellectual Property Rights

As described in Note 7 - Commitments and Contingencies, royalty costs owed to Rush University pursuant to the Rush License Agreement were $0.2 million and immaterial for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, approximately $1.3 million and $1.1 million were included in accrued expenses in the condensed consolidated balance sheets and will be paid via the agreed upon payment plan.

Other Matters

Recently Issued Accounting Pronouncements

For information with respect to recent accounting pronouncements, see Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report.

Critical Accounting Policies

There have not been any material changes to the critical accounting policies disclosed in our Form 10-K for the year ended December 31, 2023.

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

As described in our Annual Report on Form 10-K for the year ended December 31, 2023, we identified material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act is recorded, processed, summarized and reported as and when required.

Notwithstanding the conclusion by our CEO and CFO that our Disclosure Controls as of March 31, 2024 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described more fully under Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, management believes that the condensed consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows as of the date presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

Changes in Internal Control over Financial Reporting

Except for ongoing remediation activities, there were no changes in our internal control over financial reporting that occurred during our latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have not been any material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 27, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

As of the filing date, the Company does not have any defaults on any Senior Securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.		Exhibit Title	Filed Herewith	Form	File No.	Date Filed
2.1		Definitive Agreement between the Company and Aditxt, Inc.		8-K	001-36754	12/12/2023
2.2		First Amendment to the Merger Agreement, dated January 8, 2024		8-K	001-36754	1/11/2024
2.3		Second Amendment to the Merger Agreement, dated January 30, 2024		8-K	001-36754	1/31/2024
2.4		Third Amendment to the Merger Agreement, dated February 29, 2024		8-K	001-36754	3/6/2024
2.5		Reinstatement and Fourth Amendment to Merger Agreement dated May 2, 2024		8-K	001-36754	5/2/2024
31.1		Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	†	Inline XBRL Instance Document	X
101.SCH	†	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	†	Inline XBRL Definition Linkbase Document	X
101.LAB	†	Inline XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104		Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation by reference language in such filing.
†	The financial information of Evofem Biosciences, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed on May 15, 2024 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Operations, (iv) the Condensed Consolidated Statements of Convertible and Redeemable Preferred Stock and Stockholders’ Deficit, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, is furnished electronically herewith.
^^	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVOFEM BIOSCIENCES, INC.

Date: May 15, 2024	By:	/s/ Ivy Zhang
Ivy Zhang
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

