Form 10-Q
period 2024-06-30
Evofem Biosciences, Inc.
filed 2024-08-14
CIK 1618835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding as of August 8, 2024 was 100,328,686.

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

These forward-looking statements include, among other things, statements about:

●	our ability to continue as a going concern;
●	the consummation of the transactions contemplated by the Amended and Restated Merger Agreement, and documents related thereto;
●	our ability to successfully integrate and commercialize SOLOSEC® (secnidazole) 2 g oral granules (SOLOSEC);
●	our ability to remediate the material weaknesses in our internal controls and procedures identified by management;
●	our ability to obtain necessary approvals of any corporate action needing stockholder, FINRA, or other approvals;
●	our ability to file Annual and Quarterly Reports on a timely basis;
●	our ability to raise additional capital to fund our operations if and as needed;
●	our ability to achieve and sustain profitability;
●	our estimates regarding our future performance including, without limitation, any estimates of potential future revenues;
●	estimates regarding market size;
●	our estimates regarding expenses, revenues, financial performance and capital requirements, including the length of time our capital resources will sustain our operations;
●	our ability to maintain the listing of our shares on the OTCQB® Venture Market;
●	our ability to comply with the provisions and requirements of our debt arrangements, to avoid future defaults pursuant to our debt arrangements and to pay amounts owed, including any amounts that may be accelerated, pursuant to our debt arrangements;
●	estimates regarding health care providers’ (HCPs) recommendations of Phexxi® (lactic acid, citric acid, and potassium bitartrate) vaginal gel (Phexxi) to patients;
●	estimates regarding HCPs recommendations of SOLOSEC to patients suffering from the sexually transmitted infections (STIs) for which it is indicated;
●	the rate and degree of market acceptance of our products;
●	our ability to successfully commercialize and distribute our products and continue to develop our sales and marketing capabilities, particularly after any product rebrand;
●	our estimates regarding the effectiveness of our marketing campaigns;
●	our strategic plans for our business, including the commercialization of our products;
●	the potential for changes to current regulatory mandates requiring health insurance plans to cover U.S. Food and Drug Administration (FDA)-cleared or -approved contraceptive products or STI treatments without cost sharing;
●	our ability to obtain or maintain third-party payer coverage and adequate reimbursement, and our reliance on the willingness of patients to pay out-of-pocket for our products absent full or partial third-party payer reimbursement;
●	our ability to protect and defend our intellectual property position and our reliance on third party licensors;
●	our ability to obtain additional patent protection for our products;
●	our dependence on third parties for the manufacture of our products;
●	our ability to expand our organization to accommodate potential growth; and
●	our ability to retain and attract key personnel.

Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on our projections of the future that are subject to known and unknown risks and uncertainties and other factors that may cause our actual results, level of activity, performance or achievements expressed or implied by these forward-looking statements, to differ. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. All forward-looking statements are qualified in their entirety by this cautionary statement. Forward-looking statements should be regarded solely as our current plans, estimates and beliefs. You should read this Quarterly Report and the documents that we have filed as exhibits to this Quarterly Report and incorporated by reference herein completely and with the understanding that our actual results may be materially different from the plans, intentions and expectations disclosed in the forward-looking statements we make. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. The forward-looking statements contained in this Quarterly Report are made as of the date of this Quarterly Report, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

This Quarterly Report contains estimates and other statistical data made by independent parties and by the Company relating to market size and growth and other data about its industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates.

Our first commercial product, Phexxi, was approved by the FDA on May 22, 2020. Phexxi is the first and only non-hormonal prescription contraceptive gel that women only use when they have sex. Because Phexxi is hormone-free and non-systemic, it is not associated with side effects of hormonal contraceptive methods such as depression, weight gain, headaches, loss of libido, mood swings and irritability. Taking hormones may not be right for some women, especially those with certain medical conditions, including clotting disorders, hormone-sensitive cancers, diabetes or a BMI over 30 as well as women who are breast feeding, and / or smoke. More than 23.3 million women in the U.S. do not want to get pregnant and will not use a hormonal contraceptive.

We have delivered Phexxi net sales growth in each consecutive year since it was launched in September 2020. Key growth drivers for 2024 include expanded use of Phexxi in women who take oral birth control pills in conjunction with GLP-1 prescription medications like Ozempic, Mounjaro, and Zepbound for weight loss. These drugs may make oral birth control pills less effective at certain points in the dosing schedule. Per the USPI, prescribers are counselled to “advise patients using oral contraceptives to switch to a non-oral contraceptive method or add a barrier method” to prevent unintended pregnancy during these times.

Outside the U.S., the Company’s strategy is to commercialize Phexxi in global markets through commercial partnerships and/or license agreements. Phexxi was approved in Nigeria on October 6, 2022, as Femidence™ by the National Agency for Food and Drug Administration and Control. Phexxi has been submitted for approval in Mexico, Ethiopia and Ghana. In July 2024, we licensed commercial rights to Phexxi in the Middle East to Pharma 1 Drug Store, LLC, an emerging Emirati health care company (Pharma 1). Pharma 1 intends to file for regulatory approval of Phexxi in the United Arab Emirates (UAE) in the second half of 2024.

In July 2024 we acquired global rights to SOLOSEC® (secnidazole) 2g oral granules. This FDA-approved single-dose oral antimicrobial agent provides a complete course of therapy for the treatment of two common sexual health infections – bacterial vaginosis (BV) and trichomoniasis. This acquisition aligns with and advances our mission to improve access to innovative and differentiated options that impact women’s daily lives. We plan to re-launch SOLOSEC in the second half of 2024, leveraging our commercial infrastructure and strong physician relationships.

Unless the context requires otherwise, references in this Quarterly Report to “Evofem,” “Company,” “we,” “us” and “our” refer to Evofem Biosciences, Inc. and its subsidiaries.

This Quarterly Report includes our trademarks, trade names and service marks, including “Phexxi®”, “Femidence™” and “SOLOSEC®”, which are protected under applicable intellectual property laws and are the property of Evofem Biosciences, Inc. or its subsidiaries. Solely for convenience, trademarks, trade names and service marks referred to in this Quarterly Report may appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply a relationship with, or endorsement or sponsorship of us by, these other parties.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value and share data)

	As of
	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$-	$-
Restricted cash	692	580
Trade accounts receivable, net	4,617	5,738
Inventories	1,060	1,697
Prepaid and other current assets	845	1,195
Total current assets	7,214	9,210

Property and equipment, net	1,187	1,203
Operating lease right-of-use assets	114	106
Other noncurrent assets	36	35
Total assets	$8,551	$10,554
Liabilities, convertible and redeemable preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$16,033	$17,020
Notes - carried at fair value (Note 4)	13,239	14,731
Convertible notes - Adjuvant (Note 4)	29,646	28,537
Short-term debt (Note 4)	397	-
Accrued expenses	4,752	4,227
Accrued compensation	3,280	2,609
Operating lease liabilities-current	113	97
Derivative liabilities	942	1,926
Other current liabilities	3,776	3,316
Other current liabilities – related party	1,000	-
Total current liabilities	73,178	72,463
Operating lease liabilities- noncurrent	1	8
Total liabilities	73,179	72,471
Commitments and contingencies (Note 7)	-	-
Convertible and redeemable preferred stock, $0.0001 par value, Senior to common stock
Series E-1 and F-1 convertible preferred stock, 2,300 and 95,000 shares authorized; 1,968 and 1,874 shares of E-1 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively; 22,280 shares of F-1 issued and outstanding at each of June 30, 2024 and December 31, 2023	4,687	4,593
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2024 and December 31, 2023	-	-
Common Stock, $0.0001 par value; 3,000,000,000 shares authorized; 82,828,686 and 20,007,799 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	8	2
Additional paid-in capital	823,709	823,036
Accumulated other comprehensive loss	(781)	(849)
Accumulated deficit	(892,251)	(888,699)
Total stockholders’ deficit	(69,315)	(66,510)
Total liabilities, convertible and redeemable preferred stock and stockholders’ deficit	$8,551	$10,554

See accompanying notes to the condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Product sales, net	$4,160	$2,458	$7,763	$8,267

Operating Expenses:
Cost of goods sold	769	2,293	1,453	3,669
Research and development	270	402	864	942
Selling and marketing	2,243	2,197	4,588	6,051
General and administrative	2,267	4,902	5,091	8,520
Total operating expenses	5,549	9,794	11,996	19,182
Loss from operations	(1,389)	(7,336)	(4,233)	(10,915)
Other income (expense):
Interest income	6	8	10	26
Other expense, net	(558)	(1,127)	(1,174)	(1,445)
Loss on issuance of financial instruments	(25)	(27)	(3,300)	(111)
Gain on debt extinguishment	-	-	1,120	-
Change in fair value of financial instruments	3,325	(73)	4,127	1,539
Total other income (expense), net	2,748	(1,219)	783	9
Income (loss) before income tax	1,359	(8,555)	(3,450)	(10,906)
Income tax expense	(8)	(3)	(8)	(6)
Net income (loss)	1,351	(8,558)	(3,458)	(10,912)
Convertible preferred stock deemed dividends	(47)	-	(94)	-
Net income (loss) attributable to common stockholders	$1,304	$(8,558)	$(3,552)	$(10,912)
Net income (loss) per share attributable to common stockholders:
Basic (Note 2)	$0.02	$(5.43)	$(0.07)	$(6.60)
Diluted (Note 2)	$(0.00)	$(5.43)	$(0.07)	$(6.60)
Weighted-average shares used to compute net income (loss) per share attributable to common shareholders:
Basic	66,773,313	1,576,158	48,983,853	1,654,026
Diluted	1,613,722,212	1,576,158	48,983,853	1,654,026

See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net income (loss)	$1,351	$(8,558)	$(3,458)	$(10,912)
Other comprehensive income:
Change in fair value of financial instruments attributed to credit risk change (Note 4)	(256)	8,368	68	23,828
Comprehensive income (loss)	$1,095	$(190)	$(3,390)	$12,916

See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE AND REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands, except share data)

	Series E-1 Convertible and Redeemable Preferred Stock		Series F-1 Convertible and Redeemable Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit

Balance as of January 1, 2024	1,874	$1,874	22,280	$2,719	20,007,799	$2	$823,036	$(849)	$(888,699)	$(66,510)
Issuance of common stock upon exercise of warrants	-	-	-	-	246,153	-	15	-	-	15
Issuance of common stock upon noncash exercise of purchase rights	-	-	-	-	17,725,000	2	87	-	-	89
Issuance of common stock upon conversion of notes	-	-	-	-	10,731,443	1	34	-	-	35
Stock-based compensation	-	-	-	-	-	-	237	-	-	237
Change in fair value of financial instruments attributed to credit risk change (Note 4)	-	-	-	-	-	-	-	324	-	324
Series E-1 shares dividends	47	47	-	-	-	-	-	-	(47)	(47)
Net loss	-	-	-	-	-	-	-	-	(4,809)	(4,809)
Balance as of March 31, 2024	1,921	$1,921	22,280	$2,719	48,710,395	$5	$823,409	$(525)	$(893,555)	$(70,666)
Issuance of common stock upon noncash exercise of purchase rights	-	-	-	-	24,350,000	2	66	-	-	68
Issuance of common stock upon conversion of notes	-	-	-	-	9,768,291	1	15	-	-	16
Stock-based compensation	-	-	-	-	-	-	219	-	-	219
Change in fair value of financial instruments attributed to credit risk change (see Note 4)	-	-	-	-	-	-	-	(256)	-	(256)
Series E-1 Shares dividends	47	47	-	-	-	-	-	-	(47)	(47)
Net income	-	-	-	-	-	-	-	-	1,351	1,351
Balance as of June 30, 2024	1,968	$1,968	22,280	$2,719	82,828,686	$8	$823,709	$(781)	$(892,251)	$(69,315)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit

Balance as of January 1, 2023	984,786	$-	$817,367	$49,527	$(938,694)	$(71,800)
Issuance of common stock upon cash exercise of warrants	24,200	-	67	-	-	67
Issuance of common stock upon noncash exercise of Purchase Rights (Note 4)	718,704	-	180	-	-	180
Issuance of SSNs (Note 4)	-	-	1,629	-	-	1,629
Change in fair value of financial instruments attributed to credit risk change (Note 4)	-	-	-	15,460	-	15,460
Stock-based compensation	-	-	417	-	-	417
Net loss	-	-	-	-	(2,354)	(2,354)
Balance as of March 31, 2023	1,727,690	$-	$819,660	$64,987	$(941,048)	$(56,401)
Issuance of common stock upon cash exercise of warrants	122,729	-	101	-	-	101
Issuance of common stock upon noncash exercise of Purchase Rights (Note 4)	673,820	-	6	-	-	6
Noncash reclassification of liability-classified derivatives to equity	-	-	53	-	-	53
Issuance of SSNs (Note 4)	-	-	499	-	-	499
Stock-based compensation	-	-	268	-	-	268
Change in fair value of financial instruments attributed to credit risk change (Note 4)	-	-	-	8,368	-	8,368
Net loss	-	-	-	-	(8,558)	(8,558)
Balance as of June 30, 2023	2,524,239	$-	$820,587	$73,355	$(949,606)	$(55,664)

See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(3,458)	$(10,912)
Adjustments to reconcile net loss to net cash, cash equivalents and restricted cash used in operating activities:
Loss on issuance of financial instruments	3,300	111
Change in fair value of financial instruments	(4,127)	(1,539)
Gain on debt extinguishment	(1,120)	-
Stock-based compensation	456	685
Depreciation	19	418
Noncash interest expense	1,109	1,134
Noncash right-of-use asset amortization	82	1,208
Net gain on lease termination	-	(459)
Net loss on disposal of property and equipment	11	1,858
Changes in operating assets and liabilities:
Trade accounts receivable	1,121	(4,072)
Inventories	637	1,705
Prepaid and other assets	349	2,435
Accounts payable	(987)	2,167
Accrued expenses and other liabilities	1,000	840
Accrued compensation	671	(625)
Operating lease liabilities	(81)	(1,388)
Net cash and restricted cash used in operating activities	(1,018)	(6,434)
Cash flows from investing activities:
Purchases of property and equipment	(14)	(4)
Net cash and restricted cash used in investing activities	(14)	(4)
Cash flows from financing activities:
Proceeds from issuance of common stock - exercise of warrants	-	160
Borrowings under term notes	-	2,138
Proceeds from reinstatement of Merger Agreement – Related Party	1,000	-
Borrowings under short-term debt	397	-
Payments under notes carried at fair value	(253)	-
Net cash and restricted cash provided by financing activities	1,144	2,298
Net change in cash, cash equivalents and restricted cash	112	(4,140)
Cash, cash equivalents and restricted cash, beginning of period	580	4,776
Cash, cash equivalents and restricted cash, end of period	$692	$636
Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock upon exercise of purchase rights	157	186
Series E-1 shares deemed dividends	94	-
Issuance of common stock upon conversion of notes	51	-
Issuance of common stock upon exercise of warrants	15	-
Purchases of property and equipment included in accounts payable and accrued expenses	78	-

See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation

Description of Business

Evofem is a San Diego-based biopharmaceutical company focused on commercializing innovative products to address unmet needs in women’s sexual and reproductive health.

The Company’s first commercial product, Phexxi® (lactic acid, citric acid, and potassium bitartrate) vaginal gel (Phexxi), was approved by the U.S. Food and Drug Administration (FDA) on May 22, 2020, and is the first and only FDA-approved, hormone-free, woman-controlled, on-demand prescription contraceptive gel. The Company commercially launched Phexxi in September 2020 and has grown net sales in each successive year. Phexxi net product sales were $16.8 million in 2022 and increased to $18.2 million in 2023.

On December 11, 2023, the Company entered into an Agreement and Plan of Merger, as amended, (the Merger Agreement) with Aditxt, Inc., a Delaware corporation (Aditxt) and Adifem, Inc. (f/k/a Adicure, Inc.), a Delaware corporation and a wholly-owned Subsidiary of Aditxt (Merger Sub), respectively, (collectively, the Parties), pursuant to which, and on the terms and subject to the conditions thereof, the Merger Sub is expected to merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Aditxt (the Merger). As discussed in Note 10 – Subsequent Events, the Parties entered into an amended and restated the Merger Agreement (the A&R Merger Agreement) in July 2024 and are working toward closing in late 2024.

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

The unaudited interim condensed consolidated financial statements included in this report have been prepared on the same basis as the Company’s audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, cash flows, and statements of convertible and redeemable preferred stock and stockholders’ deficit for the periods presented. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results expected for the full year. The condensed consolidated balance sheet as of December 31, 2023 was derived from the 2023 Audited Financial Statements.

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

The Company’s principal operations are related to the commercialization of Phexxi and, following its acquisition in July 2024, SOLOSEC. Additional activities have included raising capital, identifying alternative manufacturing to lower Phexxi cost of goods sold (COGS), seeking ex-U.S. licensing partners and product in-licensing/acquisition opportunities to add non-dilutive capital to the balance sheet, and establishing and maintaining a corporate infrastructure to support a commercial product. The Company has incurred operating losses and negative cash flows from operating activities since inception. As of June 30, 2024, the Company had a working capital deficit of $66.0 million and an accumulated deficit of $892.3 million.

Since October 3, 2022, the Company’s common stock has traded on the OTC Venture Market (the OTCQB) of the OTC Markets Group, Inc., a centralized electronic quotation service for over-the-counter securities, under the symbol “EVFM.” The OTCQB imposes, among other requirements, a minimum $0.01 per share bid price requirement (the Bid Price Requirement) for continued inclusion on the OTCQB. The closing bid price for the Company’s common stock must remain at or above $0.01 per share to comply with the Bid Price Requirement for continued listing. As of August 8, 2024, the closing price was $0.01.

Management’s plans to meet its cash flow needs in the next 12 months include generating recurring product revenue from Phexxi and SOLOSEC, restructuring its current payables, and obtaining additional funding through means such as the issuance of its capital stock, non-dilutive financings, or through collaborations or partnerships with other companies, including license agreements for Phexxi in the U.S. or foreign markets, SOLOSEC in foreign markets, or other potential business combinations.

The Company anticipates it will continue to incur net losses for the foreseeable future. According to management estimates, liquidity resources as of June 30, 2024 were not sufficient to maintain the Company’s cash flow needs for the twelve months from the date of issuance of these condensed consolidated financial statements.

If the Company is not able to obtain the required funding through a significant increase in revenue, equity or debt financings, license agreements for Phexxi and/or SOLOSEC, or other means, or is unable to obtain funding on terms favorable to the Company, or if there is another event of default affecting the notes payable, there will be a material adverse effect on commercialization operations and the Company’s ability to execute its strategic development plan for future growth. If the Company cannot successfully raise additional funding and implement its strategic development plan, the Company may be forced to make further reductions in spending, including spending in connection with its commercialization activities, extend payment terms with suppliers, liquidate assets where possible at a potentially lower amount than as recorded in the condensed consolidated financial statements, suspend or curtail planned operations, or cease operations entirely. Any of these could materially and adversely affect the Company’s liquidity, financial condition and business prospects, and the Company would not be able to continue as a going concern. The Company has concluded that these circumstances and the uncertainties associated with the Company’s ability to obtain additional equity or debt financing on terms that are favorable to the Company, or at all, and otherwise succeed in its future operations raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is also subject to credit risk related to its trade accounts receivable from product sales. Its customers are located in the U.S. and consist of wholesale distributors, retail pharmacies, and mail-order specialty pharmacies. The Company extends credit to its customers in the normal course of business after evaluating their overall financial condition and evaluates the collectability of its accounts receivable by periodically reviewing the age of the receivables, the financial condition of its customers, and its past collection experience. Historically, the Company has not experienced any credit losses. As of June 30, 2024, based on the evaluation of these factors the Company did not record a reserve for expected credit loss.

Products are distributed primarily through three major distributors and mail-order pharmacies, who receive service fees calculated as a percentage of the gross sales, and a fee-per-unit shipped, respectively. These entities are not obligated to purchase any set number of units. They distribute products on demand as orders are received.

For the three and six months ended June 30, 2024, the Company’s three largest customers combined made up approximately 75% and 79% of its gross product sales, respectively. For the three and six months ended June 30, 2023, the Company’s three largest customers combined made up approximately 81% and 84% of its gross product sales, respectively. As of June 30, 2024 and December 31, 2023, the Company’s three largest customers combined made up 82% and 87%, respectively, of its trade accounts receivable balance.

Significant Accounting Policies

There have been no changes to the significant accounting policies that were described in Note 2 – Summary of Significant Accounting Policies of the 2023 Audited Financial Statements in the Company’s Annual Report.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of readily available cash in checking accounts and money market funds. Restricted cash consists of cash held in monthly time deposit accounts and letters of credit as described in Note 7- Commitments and Contingencies. During the six months ended June 30, 2023, the letters of credit of $0.3 million for the Company’s fleet leases were released. Upon receipt of a notice of default from its landlord on March 20, 2023, for failing to pay March 2023 rent timely resulting in a breach under the office lease agreement, the Company’s letter of credit in the amount of $0.8 million in restricted cash was recovered by the landlord.

Additionally, the remaining funds of the $25.0 million received from the issuance of Adjuvant Notes (as defined below) in the fourth quarter of 2020 are classified as restricted cash since the Company is contractually obligated to use these funds for specific purposes.

For the six months ended June 30, 2023 and 2024, the Company’s cash, cash equivalents, and restricted cash reported within the condensed consolidated statements of cash flows include restricted cash only.

Net Income (Loss) Per Share

Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. The net income (loss) available to common stockholders is adjusted for amounts in accumulated deficit related to the deemed dividends triggered for certain financial instruments. Such adjustment was immaterial and zero in the three and six months ended June 30, 2024 and 2023, respectively. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, potentially dilutive securities are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive; therefore, basic and diluted net loss per share were the same for the six months ended June 30, 2024 as well as for the three and six months ended June 30, 2023. Potentially dilutive securities excluded from the calculation of diluted net loss per share are summarized in the table below. Common shares were calculated for the convertible preferred stock and the convertible debt using the if-converted method.

	Six months ended June 30,
	2024	2023
Options to purchase common stock	3,713	4,268
Warrants to purchase common stock	20,807,539	3,642,343
Purchase rights to purchase common stock	1,546,948,899	28,783,233
Convertible debt	2,528,800,006	158,575,812
Series E-1 and F-1 preferred stock	1,574,554,784	-
Total	5,671,114,941	191,005,656

(1)	The potentially dilutive securities in the table above include all potentially dilutive securities that are not included in the diluted EPS as per U.S. GAAP, whereas the total common stock reserved for future issuance in Note 8 – Convertible and Redeemable Preferred Stock and Stockholders’ Deficit includes the shares that must legally be reserved based on the applicable instruments’ agreements.

The following table sets forth the computation of net income attributable to common shareholders, weighted average common shares outstanding for diluted net income per share, and diluted net income per share attributable to common shareholders for the three months ended June 30, 2024 (in thousands, except share and per share amounts).

Three Months Ended June 30,
2024
Numerator:
Net income attributable to common stockholders	$1,304
Adjustments:
Change in fair value of purchase rights	(3,300)
Net loss attributable to common stockholders	$(1,996)
Denominator:
Weighted average shares used to compute net income attributable to common stockholder, basic	66,773,313
Add:
Pro forma adjustments to reflect assumed exercise of outstanding purchase rights	1,546,948,899
Weighted average shares used to compute net loss attributable to common stockholder, diluted	1,613,722,212
Net income per share attributable to common stockholders, diluted	$(0.00)

Recently Adopted Accounting Pronouncements open to update

No significant new standards were adopted during the six months ended June 30, 2024.

Recently Issued Accounting Pronouncements — Not Yet Adopted

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standards setting bodies that are adopted as of the specified effective date.

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, designed to clarify or improve disclosure and presentation requirements on a variety of topics and align the requirements in the FASB Accounting Standards Codification (ASC) with the SEC regulations. This guidance is effective for the Company no later than June 30, 2027. The Company will adopt ASU No. 2023-06 by complying with the various disclosure requirements but does not expect the requirements to have a material impact on the consolidated financial statements.

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

3. Revenue

The Company recognizes revenue from the sale of Phexxi and will recognize future revenue from SOLOSEC in accordance with ASC 606, Revenue from Contracts with Customers (ASC 606). The provisions of ASC 606 require the following steps to determine revenue recognition: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

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

Products are sold to customers at the wholesale acquisition cost (WAC) or, in some cases, at a discount to WAC. However, the Company records product revenue net of reserves for applicable variable consideration. These types of variable consideration reduce revenue and include the following:

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

Chargebacks – Certain government entities and covered entities (e.g., Veterans Administration, 340B covered entities, group purchasing organizations) are able to purchase products at a price discounted below WAC. The difference between the government or covered entity purchase price and the wholesale distributor purchase price of WAC will be charged back to the Company. The Company estimates the amount of each chargeback channel based on the expected number of claims in each channel and related chargeback that is associated with the revenue being recognized for product that remains in the distribution channel at the end of each reporting period. Estimated chargebacks are recorded as contra trade accounts receivable on the condensed consolidated balance sheets.

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

Patient support programs – The Company voluntarily offers a co-pay program to provide financial assistance to patients meeting certain eligibility requirements. The Company estimates the amount of financial assistance for these programs based on the expected number of claims and related cost associated with the revenue being recognized for product that remains in the distribution channel at the end of each reporting period. Patient support programs estimates are recorded as other current liabilities on the condensed consolidated balance sheets.

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

The variable considerations discussed above were recorded in the condensed consolidated balance sheets and consisted of $0.1 million and $0.3 million in contra trade accounts receivable as of June 30, 2024 and December 31, 2023, respectively and $3.6 million and $3.2 million in other current liabilities as of June 30, 2024 and December 31, 2023, respectively.

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

The Baker Notes have a five-year term, with no pre-payment ability during the first three years. Interest on the unpaid principal balance of the Baker Notes (the Baker Outstanding Balance) accrues at 10.0% per annum, with interest accrued during the first year from the two respective closing dates recognized as payment-in-kind. The effective interest rate for the period was 10.0%. Accrued interest beyond the first year of the respective closing dates is to be paid in arrears on a quarterly basis in cash or recognized as payment-in-kind, at the direction of the Baker Purchasers. As discussed below, with the amendment to the Baker Bros. Purchase Agreement, interest payments were paid in-kind. Interest pertaining to the Baker Notes for the three and six months ended June 30, 2024 was approximately $2.6 million and $5.1 million, respectively, which was added to the outstanding principal balance. Interest pertaining to the Baker Notes for the three and six months ended June 30, 2023 was approximately $2.4 million and $3.8 million, respectively, which was added to the outstanding principal balance. The Company accounts for the Baker Notes under the fair value method as described below and, therefore, the interest associated with the Baker Notes is included in the fair value determination.

The Baker Notes were callable by the Company on 10 days’ written notice beginning on the third anniversary of the initial closing date of April 24, 2020 at a call price equal to 100% of the Baker Outstanding Balance plus accrued and unpaid interest if the Company’s common stock as measured using a 30-day volume weighted average price (VWAP) was greater than the benchmark price of $9,356.25 as stated in the Baker Bros. Purchase Agreement, or 110% of the Baker Outstanding Balance plus accrued and unpaid interest if the VWAP was less than such benchmark price. The Baker Purchasers also had the option to require the Company to repurchase all or any portion of the Baker Notes in cash upon the occurrence of certain events. In a repurchase event, as defined in the Baker Bros. Purchase Agreement, the repurchase price will equal 110% of the Baker Outstanding Balance plus accrued and unpaid interest. In the event of default or the Company’s change of control, the repurchase price would equal to the sum of (x) three times of the Baker Outstanding Balance plus (y) the aggregate value of future interest that would have accrued. The Baker Notes were convertible at any time at the option of the Baker Purchasers at the conversion price of $4,575 per share prior to the First and Second Baker Amendments (as defined below).

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

The First Baker Amendment also extended, effective upon the Company’s achievement of the Financing Threshold, the affirmative covenant to achieve $100.0 million in cumulative net sales of Phexxi by June 30, 2022 to June 30, 2023. Additionally per the First Baker Amendment, if the Company were to issue warrants to purchase capital stock of the Company (or other similar consideration) in any equity financing that closed on or prior to the date on which the Company met the Financing Threshold, the Company was required to issue to the Baker Purchasers an equivalent coverage of warrants (or other similar consideration) on the same terms as if the Baker Purchasers had participated in the financing in an amount equal to the then outstanding principal of Baker Notes held by the Baker Purchasers. In satisfaction of this requirement and in connection with the closing of the May 2022 Public Offering, the Company issued warrants to purchase 582,886 shares of the Company’s common stock at an exercise price of $93.75 per share to the Baker Purchasers (the June 2022 Baker Warrants). As required by the terms of the First Baker Amendment, the June 2022 Baker Warrants have substantially the same terms as the warrants issued in the May 2022 Public Offering. Refer to Note 8 – Convertible and Redeemable Preferred Stock and Stockholders’ Deficit for further information. The exercise price of the initial Baker Warrants and the June 2022 Baker Warrants was reset multiple times as a result of various Notes issuances in accordance with the agreement. The exercise price was $0.0154 per share as of June 30, 2024.

On March 21, 2022, the Company entered into the second amendment to the Baker Bros. Purchase Agreement (the Second Baker Amendment), which granted each Baker Purchaser the right to convert all or any portion of the Baker Notes into common stock at a conversion price equal to the lesser of (a) $725.81 or (b) 100% of the lowest price per share of common stock (or as applicable with respect to any equity securities convertible into common stock, 100% of the applicable conversion price) sold in any equity financing until the Company (i) met the qualified financing threshold by June 30, 2022, defined as a single underwritten financing resulting in aggregate gross proceeds to the Company of at least $20 million (Qualified Financing Threshold) and (ii) disclosed top-line results from the EVOGUARD clinical trial (the Clinical Trial Milestone) on or before October 31, 2022. The Second Baker Amendment also provided that the exercise price of the Baker Warrants will equal the conversion price of the Baker Notes. The Company met the Qualified Financing Threshold upon the closing of the May 2022 Public Offering, and as of September 30, 2022, the conversion price and exercise price of the Baker Warrants was reset to $93.75. The Company achieved the Clinical Trial Milestone in October 2022. Also, with the achievement of the Qualified Financing Threshold and the Clinical Trial Milestone, the affirmative covenant to achieve $100.0 million in cumulative net sales of Phexxi was extended to June 30, 2023, which was subsequently waived via the Baker Fourth Amendment as discussed below.

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

On September 8, 2023, the Company entered into the Fourth Amendment to the Baker Bros. Purchase Agreement (the Fourth Baker Amendment) with the Baker Purchasers. The Fourth Amendment amends certain provisions within the Baker Bros. Purchase Agreement including:

(i)	the rescission of the Notice of Default delivered to the Company on March 7, 2023 and waiver of the Events of Default named therein;

(ii)	the waiver of any and all other Events of Default existing as of the Fourth Amendment date;

(iii)	the removal of the conversion feature into shares of Company common stock, including the removal of any requirement to reserve shares of common stock for conversion of the Baker Notes as well as any registration rights related thereto;

(iv)	the clarification that for the sole purpose of enabling ex-U.S. license agreements for such assets, any Patents, Trademarks or Copyrights acquired after the Effective Date shall be excluded from the definition of Collateral; and,

(v)	the removal of the requirement for the Company to achieve $100 million in cumulative net Phexxi sales in the specified timeframe.

The outstanding balance of the Baker Notes will continue to accrue interest at 10% per annum and, in the event of a default in the agreement or a failure to pay the Repurchase Price (as defined below) on or before September 8, 2028 (the Maturity Date), the Baker Purchasers may collect on the full principal amount then outstanding.

The Company paid the required $1.0 million upfront payment in September 2023, and is required to make quarterly cash payments based upon a percentage of the Company’s global net product revenue. The cash payments will be determined based upon the quarterly global net revenue of Phexxi according to the table below.

Quarterly global net revenue	Quarterly cash payment
≤ $5.0 million	3% of such global net revenues
>$5.0 million and ≤ $7.0 million	3% on net revenue ≤ $5.0 million; 4% on the net revenue over $5.0 million
Greater than $7.0 million	3% on the net revenue ≤ $5.0 million; 4% on the net revenue over $5.0 million and up to $7.0 million; 5% on net revenue over $7.0 million

The cash payments were payable beginning in the fourth quarter of 2023 and have been timely paid.

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

The Company evaluated whether any of the Embedded Features required bifurcation as a separate component. The Company elected the fair value option (FVO) under ASC 825, Financial Instruments (ASC 825), as the Baker Notes are qualified financial instruments and are, in whole, classified as liabilities. Under the FVO, the Company recognized the debt instrument at fair value, inclusive of the Embedded Features, with changes in fair value related to changes in the Company’s credit risk being recognized as a component of accumulated other comprehensive loss in the condensed consolidated balance sheets. All other changes in fair value were recognized in the condensed consolidated statements of operations.

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

As of June 30, 2024, the Baker Notes are recorded at fair value in the condensed consolidated balance sheet as short-term Notes – carried at fair value with a total fair value of $12.3 million, and the total outstanding balance including principal and accrued interest is $104.3 million. During the three and six months ended June 30, 2024, the Company paid a total of $0.3 million in required cash payments as described above.

On July 23, 2024, the Baker Purchasers assigned the Baker Notes to Future Pak, LLC, as discussed in Note 10 – Subsequent Events.

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

The Adjuvant Notes have a five-year term, and in connection with certain Company change of control transactions, the Adjuvant Notes may be prepaid at the option of the Company or will become payable on the date of the consummation of a change of control transaction at the option of the Adjuvant Purchasers. The Adjuvant Notes accrue interest at 7.5% per annum on a quarterly basis in arrears to the outstanding balance of the Adjuvant Notes and are recognized as payment-in-kind. The effective interest rate for the six months ended June 30, 2024 was 8.8%.

Interest expense for the Adjuvant Notes consist of the following, and is included in other income (expense), net on the condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Coupon interest	$546	$507	$1,081	$1,004
Amortization of issuance costs	-	60	28	128
Total	$546	$567	$1,109	$1,132

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

On September 15, 2022, the Company also entered into the second amendment to the Adjuvant Purchase Agreement (the Second Adjuvant Amendment), pursuant to which the conversion price per share was reduced to $26.25, subject to adjustment for certain dilutive Company equity issuance adjustments for a two-year period. In addition, the Company entered into an exchange agreement, pursuant to which the Adjuvant Purchasers agreed to exchange 10% of the outstanding amount of the Adjuvant Notes as of September 15, 2022 (or $2.9 million) for rights to receive 109,842 shares of common stock (the Adjuvant Purchase Rights). The number of shares for each Adjuvant Purchase Right was initially fixed, but is subject to certain customary adjustments, and, until the second anniversary of issuance (i.e., October 14, 2022), adjustments for certain dilutive Company equity issuances. Refer to Note 8 – Convertible and Redeemable Preferred Stock and Stockholders’ Deficit for discussion regarding additional issuances of purchase rights under this provision. The Adjuvant Purchase Rights expire on June 28, 2027 and do not have an exercise price per share and, therefore, will not result in cash proceeds to the Company. As of June 30, 2024, all Adjuvant Purchase Rights remain outstanding. The conversion price of the Adjuvant Notes was reset during the quarter and was $0.0154 as of June 30, 2024. Assuming this conversion price per share, the Adjuvant Notes could be converted into 1,925,093,273 shares of common stock.

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

The Company was in default of the Adjuvant Notes as of September 30, 2023, due to the failure to meet the cumulative net sales requirement. However, Adjuvant forbore such default in October 2023 and therefore the Company is no longer in default.

As of June 30, 2024, the Adjuvant Notes are recorded in the condensed consolidated balance sheet as short-term convertible notes payable with a total balance of $29.6 million. The balance is comprised of $22.5 million in principal, net of unamortized debt issuance costs, and $7.1 million in accrued interest. As of December 31, 2023, the Adjuvant Notes were recorded in the condensed consolidated balance sheet as short-term convertible notes payable with a total balance of $28.5 million. The balance was comprised of $22.5 million in principal, net of unamortized debt issuance costs, and $6.1 million in accrued interest.

Term Notes

December 2022 and February, March, April, July, August, and September 2023 Notes (SSNs)

The Company entered into eight Securities Purchase Agreements (SPAs) between December 2022 and September 2023 with certain investors. Each of the agreements was materially similar. The variable details of each SPA, such as the principal amount of each note offering, net proceeds, and maturity date, are outlined in the table below. Pursuant to each SPA, the Company agreed to sell in a registered direct offering (i) unsecured 8.0% senior subordinated notes with the maturity dates and aggregate issue prices (ii) warrants to purchase the listed number of shares of the Company’s common stock, $0.0001 par value per share (including prefunded common stock Warrants as a part of the September 2023 SPA) and (iii) Series D Preferred Stock (the Preferred Shares; December 2022 SPA only) (collectively, the Senior Subordinated Notes, or SSNs). The SSNs had net proceeds to the Company from, and are convertible at, the amounts listed below.

The SSNs’ interest rates are subject to increase to 12% upon an event of default and the SSNs have no Company right to prepayment prior to maturity; however, the Company has the option to redeem the respective SSNs at a redemption premium of 32.5%. The Purchasers can also require the Company to redeem their respective SSNs a) at the respective premium rate tied to the occurrence of certain subsequent transactions, and b) in the event of subsequent placements (as defined). Also, pursuant to the terms of the SPAs, Purchasers have certain rights to participate in subsequent issuances of the Company’s securities, subject to certain exceptions. Additionally, the conversion rate and warrant strike price are subject to adjustment upon the issuance of other securities (as defined) below the stated conversion rate and strike price at issuance. The strike prices adjusted as discussed in the table below.

The Company evaluated the SSNs in accordance with ASC 480 and determined that the Notes were all liability instruments at issuance. The applicable SSNs were then evaluated in accordance with the requirements of ASC 825 and the Company concluded that they were not precluded from electing the fair value option for the applicable SSNs.

The Company also evaluated the Warrants in accordance with ASC 480 and determined that the Warrants issued before the Reverse Stock Split in May 2023 were required to be recorded as liabilities at fair value in the Company’s condensed consolidated balance sheets. The applicable SSNs were marked-to-market at each reporting date with changes in fair value recognized in the condensed consolidated statement of operations, unless the change is concluded to be related to changes in the Company’s credit rating, in which case the change was recognized as a component of accumulated other comprehensive loss in the condensed consolidated balance sheets. As a result of the Reverse Stock Split, the Company had sufficient shares available for issuance to cover the potential exercises; therefore, the Warrants that were previously classified as liabilities were marked-to-market and reclassified to equity in May 2023. For the Warrants issued after the Reverse Stock Split, the Company determined they were required to be recorded in equity.

On December 21, 2023, warrants to purchase up to 9,972,074 shares of the Company’s common stock were exchanged for 613 shares of the Company’s series F-1 convertible and redeemable preferred stock (Series F-1 Shares, as defined below). The Series F-1 Shares, some of which were also issued based on the partial value of certain purchase rights, as described above, were immediately exchanged to Aditxt series A-1 preferred stock and 22,280 Series F-1 Shares were outstanding as of December 31, 2023 and June 30, 2024 and held by Aditxt. The Series F-1 Shares are to be cancelled upon the consummation of the Merger.

Summary of SSNs and Warrants at Issuance (December 2022 to September 2023):

						Conversion Price
Notes	Principal At Issuance (in Thousands)	Net Proceeds Before Issuance Costs (in Thousands)	Common Warrants	Preferred Shares	Maturity Date	At Issuance	At 6/30/2023	At 9/30/2023	At 12/31/2023	At 3/31/2024	At 6/30/2024
December 2022 Notes	$2,308	$1,500	369,230	70 - Series D	12/21/2025	$6.25	$0.8125	$0.0845	$0.0615	$0.0158	$0.0154
February 2023 Notes(1)	1,385	900	653,538	-	2/17/2026	$2.50	$0.8125	$0.0845	$0.0615	$0.0158	$0.0154
March 2023 Notes	600	390	240,000	-	3/17/2026	$2.50	$0.8125	$0.0845	$0.0615	$0.0158	$0.0154
March 2023 Notes(2)	538	350	258,584	-	3/20/2026	$2.50	$0.8125	$0.0845	$0.0615	$0.0158	$0.0154
April 2023 Notes	769	500	615,384	-	3/6/2026	$1.25	$0.8125	$0.0845	$0.0615	$0.0158	$0.0154
July 2023 Notes	1,500	975	1,200,000	-	3/6/2026	$1.25	N/A	$0.0845	$0.0615	$0.0158	$0.0154
August 2023 Notes	1,000	650	799,999	-	8/4/2026	$1.25	N/A	$0.0845	$0.0615	$0.0158	$0.0154
September 2023 Notes(3)	2,885	1,875	26,997,041	-	9/26/2026	$0.13	N/A	$0.13	$0.0615	$0.0158	$0.0154
Total Offerings	$10,985	$7,140	31,133,776

(1)	Warrants include 99,692 issued to the placement agent.
(2)	Warrants include 43,200 issued to the placement agent.
(3)	Warrants include 22,189,349 common warrants at $0.13 per share and 4,807,692 pre-funded warrants exercisable at $0.001 per share.

Short-term Debt

Insurance Premium Finance Agreement

In June 2024, the Company entered into an insurance premium finance agreement with First Insurance Funding (FIF) to finance a portion of its current policy year’s Directors and Officers (D&O) and general insurance policies. The total amount financed was $0.4 million at an annual interest rate of 8.57%. The Company will make nine equal payments, commencing in July 2024. The Company recorded the total financed amount as a Short-term debt on the Condensed Consolidated Balance Sheet. The interest expense, included in Other income (expense), net, in the Condensed Consolidated Statement of Operations, was immaterial for the three and six months ended June 30, 2024.

5. Balance Sheet Details

Inventories

Inventories consist of the following (in thousands) for the period indicated:

	June 30, 2024	December 31, 2023
Raw materials (1)	$430	$520
Work in process	354	386
Finished goods (1)	276	791
Total	$1,060	$1,697

(1)	The raw materials and finished goods balances include a combined estimated reserve on obsolescence and excess inventory which might not be sold prior to expiration of $0.3 million as of both June 30, 2024 and December 31, 2023. These estimates are based upon assumptions about future manufacturing needs and gross sales of Phexxi. Inventory associated with the additional write-down of $1.3 million recorded during the year ended December 31, 2023, was disposed and no longer in the inventory balance as of December 31, 2023.

Prepaid and Other Current Assets

Prepaid and other current assets consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Insurance	$488	$777
Research & development	13	13
Other	344	405
Total	$845	$1,195

Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	Useful Life	June 30, 2024	December 31, 2023
Research equipment	5 years	$585	$586
Computer equipment and software	3 years	145	647
Construction in-process	-	1,146	1,156
		1,876	2,389
Less: accumulated depreciation		(689)	(1,186)
Total, net		$1,187	$1,203

Depreciation expense for property and equipment was immaterial in both the three and six months ended June 30, 2024. Depreciation expense for property and equipment was $0.2 million and $0.4 million in the three and six months ended June 30, 2023, respectively.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Clinical trial related costs	$2,498	$2,498
Accrued royalty	1,522	1,146
Other	732	583
Total	$4,752	$4,227

6. Fair Value of Financial Instruments

Fair Value of Financial Liabilities

The following tables summarize the Company’s convertible debt instruments as of June 30, 2024 and December 31, 2023, respectively (in thousands):

					Fair Value
As of June 30, 2024	Principal Amount	Unamortized Issuance Costs	Accrued Interest	Net Carrying Amount	Amount	Leveling
Baker Notes(1)(2)	$104,315	$-	$-	$104,315	$12,280	Level 3
Adjuvant Notes(3)	22,500	-	7,146	29,646	N/A	N/A
December 2022 Notes(1)	935	-	-	935	96	Level 3
February 2023 Notes (1)	942	-	-	942	97	Level 3
March 2023 Notes (1)	1,161	-	-	1,161	120	Level 3
April 2023 Notes (1)	849	-	-	849	88	Level 3
July 2023 Notes (1)	1,271	-	-	1,271	131	Level 3
August 2023 Notes (1)	1,075	-	-	1,075	111	Level 3
September 2023 Notes (1)	3,064	-	-	3,064	316	Level 3
Totals	$136,112	$-	$7,146	$143,258	$13,239	N/A

					Fair Value
As of December 31, 2023	Principal Amount	Unamortized Issuance Costs	Accrued Interest	Net Carrying Amount	Amount	Leveling
Baker Notes(1)(2)	$99,460	$-	$-	$99,460	$13,510	Level 3
Adjuvant Notes(3)	22,500	(27)	6,064	28,537	N/A	N/A
December 2022 Notes(1)	940	-	-	940	118	Level 3
February 2023 Notes (1)	905	-	-	905	118	Level 3
March 2023 Notes (1)	1,204	-	-	1,204	157	Level 3
April 2023 Notes (1)	816	-	-	816	106	Level 3
July 2023 Notes (1)	1,534	-	-	1,534	202	Level 3
August 2023 Notes (1)	1,033	-	-	1,033	136	Level 3
September 2023 Notes (1)	2,945	-	-	2,945	384	Level 3
Totals	$131,337	$(27)	$6,064	$137,374	$14,731	N/A

(1)	These liabilities are/were carried at fair value in the condensed consolidated balance sheets. As such, the principal and accrued interest was included in the determination of fair value. The related debt issuance costs were expensed.

(2)	The Baker Notes principal amount includes $19.5 million and $13.7 million of interest paid in-kind as of June 30, 2024, and December 31, 2023, respectively.

(3)	The Adjuvant Notes are recorded in the condensed consolidated balance sheets at their net carrying amount which includes principal and accrued interest, net of unamortized issuance costs.

The following tables summarize the Company’s derivative liabilities as of June 30, 2024 and December 31, 2023 as discussed in Note 8 – Convertible and Redeemable Preferred Stock and Stockholders’ Deficit (in thousands):

	Fair Value
	June 30, 2024	December 31, 2023	Leveling
Purchase rights	$942	$1,926	Level 3
Total derivative liabilities	$942	$1,926

Change in Fair Value of Level 3 Financial Liabilities

The following table summarizes the changes in Level 3 financial liabilities related to Baker Notes and SSNs measured at fair value on a recurring basis for the three and six months ended June 30, 2024 (in thousands):

	Baker Notes (Assigned to Aditxt; reassigned back to Baker; Note 4)	Total SSNs (Note 4)	Total
Balance at March 31, 2024	$12,260	$992	$13,252
Extinguishment/Conversion	-	(16)	(16)
Payments	(253)	-	(253)
Change in fair value presented in the Condensed Consolidated Statements of Comprehensive Income (Loss)	273	(17)	256
Balance at June 30, 2024	$12,280	$959	$13,239

	Baker Notes	Total SSNs (Note 4)	Total
Balance at December 31, 2023	$13,510	$1,221	$14,731
Balance at issuance	12,390	-	12,390
Extinguishment/Conversion	(13,510)	(51)	(13,561)
Payments	(253)	-	(253)
Change in fair value presented in the Condensed Consolidated Statements of Comprehensive Income (Loss)	143	(211)	(68)
Balance at June 30, 2024	$12,280	$959	$13,239

The following table summarizes the changes in Level 3 financial liabilities related to Baker Notes and SSNs measured at fair value on a recurring basis for the three and six months ended June 30, 2023 (in thousands):

	Baker Notes	Total SSNs (Note 4)	Total
Balance at March 31, 2023	$23,800	$7	$23,807
Balance at issuance	-	1	1
Change in fair value presented in the Condensed Consolidated Statements of Operations	-	160	160
Change in fair value presented in the Condensed Consolidated Statements of Comprehensive Income (Loss)	(8,200)	(168)	(8,368)
Balance at June 30, 2023	$15,600	$-	$15,600

	Baker Notes	Total SSNs (Note 4)	Total
Balance at December 31, 2022	$39,260	$156	$39,416
Balance at issuance	-	12	12
Change in fair value presented in the Condensed Consolidated Statements of Comprehensive Income (Loss)	(23,660)	(168)	(23,828)
Balance at June 30, 2023	$15,600	$-	$15,600

The following table summarizes the changes in Level 3 financial liabilities related to derivative liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2024 (in thousands):

	Purchase Rights	Derivative Liabilities Total
Balance at March 31, 2024	$4,310	$4,310
Balance at issuance	25	25
Exercises	(68)	(68)
Change in fair value presented in the Condensed Consolidated Statements of Operations	(3,325)	(3,325)
Balance at June 30, 2024	$942	$942

	Purchase Rights	Derivative Liabilities Total
Balance at December 31, 2023	$1,926	$1,926
Balance at issuance	3,300	3,300
Exercises	(157)	(157)
Change in fair value presented in the Condensed Consolidated Statements of Operations	(4,127)	(4,127)
Balance at June 30, 2024	$942	$942

The following table summarizes the changes in Level 3 financial liabilities related to derivative liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2023 (in thousands):

	May 2022 Public Offering Common Warrants	June 2022 Baker Warrants	December 2022 Warrants	February and March 2023 Warrants	Purchase Rights	Derivative Liabilities Total
Balance at March 31, 2023	$6	$3	$1	$6	$106	$122
Balance at issuance	-	-	-	-	26	26
Exercises	(1)	-	-	-	(6)	(7)
Change in fair value presented in the Condensed Consolidated Statements of Operations	(4)	(2)	(1)	(4)	(73)	(84)
Reclassified to equity	(1)	(1)	-	(2)	(53)	(57)
Balance at June 30, 2023	$-	$-	$-	$-	$-	$-

	April and June 2020 Baker Warrants	May 2022 Public Offering Common Warrants	June 2022 Baker Warrants	December 2022 Warrants	February and March 2023 Warrants	Purchase Rights	Derivative Liabilities Total
Balance at December 31, 2022	$1	$303	$170	$107	$-	$1,095	$1,676
Balance at issuance	-	-	-	-	6	105	111
Exercises	-	(7)	-	-	-	(186)	(193)
Change in fair value presented in the Condensed Consolidated Statements of Operations	(1)	(295)	(169)	(107)	(6)	(961)	(1,539)
Reclassified to equity	-	(1)	(1)		-	(53)	(55)
Balance at June 30, 2023	$-	$-	$-	$-	$-	$-	$-

Valuation Methodology

From the third quarter of 2022 through the second quarter of 2023, the fair value of the Baker Notes issued, as described in Note 4 – Debt, and subsequent changes in fair value recorded at each reporting date, was determined by estimating the fair value of the Market Value of Invested Capital (MVIC) of the Company. This was estimated using forms of the cost and market approaches. In the Cost approach, an adjusted net asset value method was used to determine the net recoverable value of the Company, including an estimate of the fair of the Company’s intellectual property. The estimated fair value of the Company’s intellectual property was valued using a relief from royalty method which required management to make significant estimates and assumptions related to forecasts of future revenue, and the selection of the royalty and discount rates. The guideline public company method served as another valuation indicator. In this form of the Market approach, comparable market revenue multiples were selected and applied to the Company’s forward revenue forecast to ultimately derive a MVIC indication. If the resulting fair value from these approaches was not estimated as greater than the contractual payout, the fair value of the Baker Notes became only the Company MVIC available for distribution to this first lien note holder.

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

SSNs

The fair values of the SSNs issued, as described in Note 4 – Debt, were determined using the methods described above in Valuation Methodology using the residual value of the Company after the fair value of the Baker Notes. The quarterly valuation adjustments for the three and six months ended June 30, 2024 were respectively recorded as an immaterial and a $0.2 million change in fair value of financial instruments attributed to credit risk change in the condensed consolidated comprehensive statement of operations. The quarterly valuation adjustments for the three months ended June 30, 2023 were recorded as a $0.2 million change in fair value of financial instruments in the condensed consolidated statement of operations and a $0.2 million change in fair value of financial instruments attributed to credit risk change in the condensed consolidated comprehensive statement of operations. The quarterly valuation adjustments for the six months ended June 30, 2023 were recorded as a $0.2 million change in fair value of financial instruments attributed to credit risk change in the condensed consolidated comprehensive statement of operations.

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

Warrants

Warrants previously classified as liabilities were reclassified as equity instruments during the second quarter of 2023 as a result of the Reverse Stock Split. The Company will continue to re-evaluate the classification of its warrants at the close of each reporting period to determine their proper balance sheet classification. The warrants are valued using an OPM based on the applicable assumptions, which include the exercise price of the warrants, time to expiration, expected volatility of our peer group, risk-free interest rate, and expected dividends. The assumptions used in the OPM are considered level 3 assumptions and include, but are not limited to, the market value of invested capital, the cumulative equity value of the Company as a proxy for the exercise price, the expected term the warrants will be held prior to exercise, a risk-free interest rate, and probability of change of control event. Additionally, because the warrants are re-priced under certain provisions in the agreements, at each re-pricing event the Company must value the warrants using a Black-Scholes model immediately prior to and immediately following the re-pricing event. The incremental fair value is recorded as an increase to accumulated deficit and additional paid-in-capital, in accordance with ASC 470.

7. Commitments and Contingencies

Operating Leases

Fleet Lease

In December 2019, the Company and Enterprise FM Trust (the Lessor) entered into a Master Equity Lease Agreement whereby the Company leases vehicles to be delivered by the Lessor from time to time with various monthly costs depending on whether the vehicles are delivered for a term of 24 or 36 months, commencing on each corresponding delivery date. The leased vehicles are for use by eligible employees of the Company’s commercial operations team. As of June 30, 2024, there were a total of 19 leased vehicles. The Company maintained a letter of credit as collateral in favor of the Lessor of $0.3 million included in restricted cash, which was released by the Lessor during the first quarter of 2023. The Company determined that the leased vehicles are accounted for as operating leases under ASC 842, Leases (ASC 842).

In September 2022, the Company extended the lease term for an additional 12 months for the vehicles with a term of 24 months. In May and June 2024, the Company again extended the lease term for an additional 12 months for vehicles with initial terms of 24 months. In both instances, the Company determined that such extensions are accounted for as modifications, for which the Company reassessed the lease classification and the incremental borrowing rate on the modification dates and accounted for accordingly.

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

2022 Sublease

On May 27, 2022, the Company entered into a sublease agreement with AMN Healthcare, Inc. (AMN), pursuant to which the Company agreed to sublease 16,637 rentable square feet of the High Bluff Premises to AMN for a term commencing on June 15, 2022 and ending coterminous with the 2020 Lease on September 30, 2025, in exchange for the sum of approximately $0.1 million per month, subject to an annual 3.5% increase each year. Gross sublease income was zero for the three and six months ended June 30, 2024 and $0.3 million for the three and six months ended June 30, 2023. The sublease was terminated along with the settlement of the 2020 Lease in June 2023.

Supplemental Financial Statement Information

		Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost (in thousands)	Classification	2024	2023	2024	2023
Operating lease expense	Research and development	$1	$59	$2	$125
Operating lease expense	Selling and marketing	43	88	95	247
Operating lease expense	General and administrative	2	103	5	334
Total		$46	$250	$102	$706

Lease Term and Discount Rate	June 30, 2024	December 31, 2023
Weighted Average Remaining Lease Term (in years)	0.92	0.75
Weighted Average Discount Rate	12%	12%

Maturity of Operating Lease Liabilities (in thousands)	June 30, 2024
Remainder of 2024 (6 months)	$66
Year ending December 31, 2025	55
Total lease payments	121
Less imputed interest	(7)
Total	$114

	Six Months Ended June 30,
Other information (in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows in operating leases	$140	$1,427

Other Contractual Commitments

In November 2019, the Company entered into a supply and manufacturing agreement with a third-party to manufacture Phexxi, with potential to manufacture other product candidates, in accordance with all applicable current good manufacturing practice regulations. There was approximately $0.3 million in purchases under the supply and manufacturing agreement for the three and six months ended June 30, 2024, and no such purchases during the three and six months ended June 30, 2023.

Contingencies

From time to time the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. During the year ended December 31, 2023, the Company settled a portion of its trade payables with numerous vendors, which resulted in a $2.1 million reduction in trade payables. As of June 30, 2024, there were no other claims or actions pending against the Company which management believes have a probable, or reasonably possible, probability of an unfavorable outcome. However, the Company may receive trade payable demand letters from its vendors that could lead to potential litigation. As of June 30, 2024, approximately 92% of our trade payables were greater than 90 days past due.

On December 14, 2020, a trademark dispute captioned TherapeuticsMD, Inc. v Evofem Biosciences, Inc., was filed in the U.S. District Court for the Southern District of Florida against the Company, alleging trademark infringement of certain trademarks owned by TherapeuticsMD under federal and state law (Case No. 9:20-cv-82296). On July 18, 2022, the Company settled the lawsuit with TherapeuticsMD, with certain requirements which are required to be performed by July 2024, including changing the name of Phexxi. The Company is currently working on how to resolve this issue.

Intellectual Property Rights

In 2014, the Company entered into an amended and restated license agreement (the Rush License Agreement) with Rush University Medical Center (Rush University) pursuant to which Rush University granted the Company an exclusive, worldwide license of certain patents and know-how related to its multipurpose vaginal pH modulator technology. For the U.S. patent that the Company licensed from Rush University, multiple Orders Granting Interim Extension (OGIEs) have been received from the United States Patent and Trademark Office (USPTO), currently extending the expiration of this patent to March 2025. Pursuant to the Rush License Agreement, the Company is obligated to pay Rush University an earned royalty based upon a percentage of net sales in the range of mid-single digits until the expiration of this patent. In September 2020, the Company entered into the first amendment to the Rush License Agreement, pursuant to which the Company is also obligated to pay a minimum annual royalty amount of $0.1 million to the extent the earned royalties do not equal or exceed $0.1 million commencing January 1, 2021. Such royalty costs, included in cost of goods sold, were $0.2 million and $0.4 million for the three and six months ended June 30, 2024, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2023, respectively. As of June 30, 2024 and December 31, 2023, approximately $1.5 million and $1.1 million were included in accrued expenses in the condensed consolidated balance sheets.

8. Convertible and Redeemable Preferred Stock and Stockholders’ Deficit

Warrants

In April and June 2020, pursuant to the Baker Bros. Purchase Agreement, as discussed in Note 4 – Debt, the Company issued warrants to purchase up to 2,732 shares of common stock in a private placement at an exercise price of $4,575 per share. The Second Baker Amendment provides that the exercise price of the Baker Warrants will equal the conversion price of the Baker Notes. The exercise price of the Baker warrants was $0.0154 per share as of June 30, 2024.

In May 2022, the Company completed an underwritten public offering (the May 2022 Public Offering) which included the issuance of common warrants to purchase 362,640 shares of common stock at a price to the public of $93.75 and the issuance of common warrants to purchase 205,360 shares of common stock at a price to the public of $93.63 (the May 2022 Common Stock Warrants). The May 2022 Common Stock Warrants were exercisable beginning on May 24, 2022 and have a five-year term. Due to features in the May 2022 Common Stock Warrants, including dilution adjustments requiring strike price resets, there are 894,194 May 2022 Common Stock Warrants outstanding as of June 30, 2024 at an exercise price of $0.0154.

In June 2022, as required by the Second Baker Amendment, the Company issued the June 2022 Baker Warrants to purchase up to 582,886 shares of the Company’s common stock, $0.0001 par value per share. The June 2022 Baker Warrants have an exercise price of $93.75 per share and a five-year term and were exercisable beginning June 28, 2022. The June 2022 Baker Warrants also contain customary 4.99% and 19.99% limitations on exercise provisions. The exercise price and number of shares issuable upon exercise of the June 2022 Baker Warrants is subject to adjustment for certain dilutive issuances, stock splits and similar recapitalization transactions. The exercise price of these warrants had reset to $0.0154 per share as of June 30, 2024.

In February, March, April, July, August, and September 2023, pursuant to the SSNs as discussed in Note 4 – Debt, the Company issued warrants to purchase up to 1,152,122 shares of the Company’s common stock at an exercise price of $2.50 per share, up to 2,615,383 shares of the Company’s common stock at an exercise price of $1.25 per share and up to 22,189,349 shares of the Company’s common stock at an exercise price of $0.13 per share. The exercise price of these warrants reset to $0.0154 per share as of June 30, 2024.

On December 21, 2023, warrants to purchase up to 9,972,074 shares of the Company’s common stock were exchanged for 613 shares of the Company’s Series F-1 Shares.

As of June 30, 2024, warrants to purchase up to 20,807,539 shares of the Company’s common stock remain outstanding at a weighted average exercise price of $2.42 per share. In accordance with ASC 815, certain warrants previously classified as equity instruments were determined to be liability classified (the Reclassified Warrants) due to the Company having an insufficient number of authorized shares as of December 31, 2022; however, the impacted warrants were reclassified back to as equity instruments during the second quarter of 2023 as a result of the May 2023 Reverse Stock Split. During the first quarter of 2024, the Company obtained waivers from a majority of the convertible instrument holders, removing the requirement for shares to be reserved for conversion of their instruments, which will prevent the instruments from needing to be liability classified due to an insufficient number of authorized shares going forward. The Company will continue to re-evaluate the classification of its warrants at the close of each reporting period to determine the proper balance sheet classification for them. These warrants are summarized below:

Type of Warrants	Underlying common stock to be Purchased	Exercise Price	Issue Date	Exercise Period
Common Warrants	451	$14,062.50	May 24, 2018	May 24, 2018 to May 24 2025
Common Warrants	888	$11,962.50	April 11, 2019	October 11, 2019 to April 11, 2026
Common Warrants	1,480	$11,962.50	June 10, 2019	December 10, 2019 to June 10, 2026
Common Warrants	1,639	$0.0154	April 24, 2020	April 24, 2020 to April 24, 2025
Common Warrants	1,092	$0.0154	June 9, 2020	June 9, 2020 to June 9, 2025
Common Warrants	8,003	$735.00	January 13, 2022	March 1, 2022 to March 1, 2027
Common Warrants	8,303	$897.56	March 1, 2022	March 1, 2022 to March 1, 2027
Common Warrants	6,666	$309.56	May 4, 2022	May 4, 2022 to May 4, 2027
Common Warrants	894,194	$0.0154	May 24, 2022	May 24, 2022 to May 24, 2027
Common Warrants	582,886	$0.0154	June 28, 2022	May 24, 2022 to June 28, 2027
Common Warrants	49,227	$0.0154	December 21, 2022	December 21, 2022 to December 21, 2027
Common Warrants	130,461	$0.0154	February 17, 2023	February 17, 2023 to February 17, 2028
Common Warrants	258,584	$0.0154	March 20, 2023	March 20, 2023 to March 20, 2028
Common Warrants	369,231	$0.0154	April 5, 2023	April 5, 2023 to April 5, 2028
Common Warrants	349,463	$0.0154	July 3, 2023	July 3, 2023 to July 3, 2028
Common Warrants	615,384	$0.0154	August 4, 2023	August 4, 2023 to August 4, 2028
Common Warrants	12,721,893	$0.0154	September 27, 2023	September 27, 2023 to September 27, 2028
Prefunded Common Warrants	4,807,694	$0.0010	September 27, 2023	September 27, 2023 to September 27, 2028
Total	20,807,539

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

Convertible and Redeemable Preferred Stock

On August 7, 2023, the Company filed a Certificate of Designation of Series E-1 Convertible Preferred Stock (E-1 Certificate of Designation), par value $0.0001 per share (the Series E-1 Shares). An aggregate of 2,300 shares was authorized. The Series E-1 Shares are convertible into shares of common stock at a conversion price of $0.40 per share and are both a) counted toward quorum on the basis of and b) have voting rights equal to the number of shares of common stock into which the Series E-1 Shares are then convertible. The Series E-1 Shares are senior to all common stock with respect to preferences as to dividends, distributions and payments upon a dissolution event. In the event of a liquidation event, the Series E-1 Shares are entitled to receive an amount per share equal to the Black Scholes Value as of the liquidation event plus the greater of 125% of the conversion amount (as defined in the Certificate of Designation) and the amount the holder of the Series E-1 Shares would receive if the shares were converted into common stock immediately prior to the liquidation event. If the funds available for liquidation are insufficient to pay the full amount due to the holders of the Series E-1 Shares, each holder will receive a percentage payout. The Series E-1 Shares are entitled to dividends at a rate of 10% per annum or 12% upon a triggering event. Dividends are payable in shares of common stock and may, at the Company’s election, be capitalized and added to the principal monthly. The Series E-1 Shares also have a provision that allows them to be converted to common stock at a conversion rate equal to the Alternate Conversion Price (as defined in the E-1 Certificate of Designation) times the number of shares subject to conversion times the 25% redemption premium in the event of a Triggering Event (as defined in the E-1 Certificate of Designation) such as in a liquidation event. The Series E-1 Shares are mandatorily redeemable in the event of bankruptcy.

On August 7, 2023, certain investors party to the December 2022 Notes and the February 2023 Notes exchanged $1.8 million total in principal and accrued interest under the outstanding convertible promissory notes for 1,800 shares of Series E-1 Shares (the August 2023 Preferred Stock Transaction). Per the E-1 Certificate of Designation, the conversion rate can also be adjusted in several future circumstances, such as on certain dates after the exchange date and upon the issuance of additional convertible securities with a lower conversion rate or in the instance of a Triggering Event. As such, the conversion price as of June 30, 2024 was adjusted to $0.0154 per share. The Series E-1 Shares are classified as mezzanine equity within the condensed consolidated balance sheets in accordance with ASC 480 because of a fixed 25% redemption premium upon a Triggering Event and no mandatory redemption feature. During the year ended December 31, 2023, $1.8 million was recorded as an increase to additional paid-in-capital for the preferred shares in the condensed consolidated statement of convertible and redeemable preferred stock and stockholders’ deficit related to the August 2023 Preferred Stock Transaction. For the three and six months ended June 30, 2024, an immaterial and $0.1 million deemed dividend was recorded as an increase to the number of Series E-1 Shares outstanding.

On December 11, 2023, the Company filed a Certificate of Designation of Series F-1 Convertible Preferred Stock (F-1 Certificate of Designation), par value $0.0001 per share (the Series F-1 Shares). An aggregate of 95,000 shares was authorized. The Series F-1 Shares are convertible into shares of common stock at a conversion price of $0.0635 per share and do not have the right to vote on any matters presented to the holders of the Company’s common stock. The Series F-1 Shares are senior to all common stock and subordinate to the Series E-1 Shares with respect to preferences as to distributions and payments upon a dissolution event. In the event of a liquidation event, the Series F-1 Shares are entitled to receive an amount per share equal to the Black Scholes Value as of the liquidation event plus the greater of 125% of the conversion amount (as defined in the F-1 Certificate of Designation) and the amount the holder of the Series F-1 Shares would receive if the shares were converted into common stock immediately prior to the liquidation event. If the funds available for liquidation are insufficient to pay the full amount due to the holders of the Series F-1 Shares, each holder will receive a percentage payout. The Series F-1 Shares are not entitled to dividends. The Series F-1 Shares also have a provision that allows them to be converted to common stock at a conversion rate equal to the Alternate Conversion Price (as defined in the F-1 Certificate of Designation) times the number of shares subject to conversion times the 25% redemption premium in the event of a Triggering Event (as defined in the F-1 Certificate of Designation) such as in a liquidation event. The Series F-1 Shares are mandatorily redeemable in the event of bankruptcy. In June 2024, the Required Holders, as defined in the F-1 Certificate of Designation, approved an amended and restated certificate of designation (the Amended F-1 Certificate of Designation) to the Company’s certificate of designation designating the rights, preferences and limitations of the Company’s Series F-1 Shares. The Amended F-1 Certificate of Designation provides for the removal of the conversion price adjustment provisions previously included and changed the conversion price to $0.0154.

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

Purchase Rights

On September 15, 2022, the Company entered into certain exchange agreements with the Adjuvant Purchasers and the May 2022 Notes Purchasers to exchange, upon request, the Purchase Rights for an aggregate of 942,080 shares of the Company’s common stock. The number of right shares for each Purchase Right was initially fixed at issuance, but subject to certain customary adjustments for certain dilutive Company equity issuances until the second anniversary of issuance. These Purchase Rights expire on June 28, 2027. Refer to Note 6 – Fair Value of Financial Instruments for the accounting treatment of the Purchase Rights.

In 2023, the Company signed an additional agreement with the holders of the Purchase Rights which fixed the total aggregate value of the Purchase Rights at $24.7 million, to be paid in a variable number of shares based on the then current exercise price. On December 21, 2023, the Company issued 21,667 of the Series F-1 Shares in exchange for a partial value of certain purchase rights, as described above.

In connection with the SSNs issuances, during the three and six months ended June 30, 2024, the number of outstanding Purchase Rights increased by 16,303,657 and 1,161,636,815, respectively and 15,218,227 and 24,966,856, respectively during the three and six months ended June 30, 2023, due to the reset of their exercise price. This was recorded as a loss on issuance of financial instruments in an immaterial amount in the condensed consolidated statements of operations for each period. The exercise price will be further adjusted if any other convertible instruments have price resets.

During the three months ended June 30, 2024, the Company issued 24,350,000 shares of common stock upon the exercise of certain Purchase Rights. As of June 30, 2024, Purchase Rights of 1,546,948,899 shares of the Company’s common stock remained outstanding.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows in common equivalent shares as of June 30, 2024:

Common stock issuable upon the exercise of stock options outstanding	3,713
Common stock issuable upon the exercise of common stock warrants	10,598,201
Common stock available for future issuance under the 2019 ESPP	509
Common stock available for future issuance under the Amended and Restated 2014 Plan	5,823
Common stock available for future issuance under the Amended Inducement Plan	609
Common stock reserved for the exercise of purchase rights	741,490,642
Common stock reserved for the conversion of convertible notes	155,468,037
Common stock reserved for the conversion of series E-1 preferred stock	37,770,024
Total common stock reserved for future issuance	945,337,558

(1)	The potentially dilutive securities in Note 2 – Summary of Significant Accounting Policies includes all potentially dilutive securities that are not included in the diluted EPS as per U.S. GAAP, whereas the total common stock reserved for future issuance in the table above includes the shares that must legally be reserved based on the applicable instruments’ agreements.

9. Stock-based Compensation

Equity Incentive Plans

The following table summarizes stock-based compensation expense related to stock options granted to employees, non-employee directors and consultants included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$10	$29	$26	$69
Selling and marketing	24	47	59	104
General and administrative	185	192	371	512
Total	$219	$268	$456	$685

Stock Options

There were no stock options granted during the three or six months ended June 30, 2024 or 2023. As of June 30, 2024, unrecognized stock-based compensation expense for employee stock options was approximately $0.6 million, which the Company expects to recognize over a weighted-average remaining period of 1.2 years, assuming all unvested options become fully vested.

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

Restricted Stock Awards

There were no shares of performance-based RSAs granted to the Company’s executive management team in any period presented.

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

As of June 30, 2024, there was no unrecognized noncash stock-based compensation expense related to unvested RSAs.

10. Subsequent Events

Baker Notes Assignment

On July 23, 2024, the Company consented to the transfer of ownership of the Company’s senior secured notes from Baker Brothers Life Sciences, L.P., a Delaware limited partnership, 667, L.P., a Delaware limited partnership and Baker Bros. Advisors, LP, a Delaware limited partnership to the successor Future Pak, LLC, a Michigan limited liability company (the Assignee).

The terms of the senior secured notes were not changed in connection with the assignment from Baker to the Assignee.

Issuance of Series F-1 Preferred Shares to Aditxt

The Company issued a total of 1,000 shares of its Series F-1 Preferred Shares to Aditxt for an aggregate purchase price of $1.0 million in July and August 2024, as per the A&R Merger Agreement.

The powers, preferences, rights, qualifications, limitations and restrictions applicable to the F-1 Preferred Stock are set forth in the F-1 Preferred Stock certificate of designation, as filed with the US Securities and Exchange Commission (the Commission) in that Current Report on Form 8-K dated on December 12, 2023.

In connection with the closing of the above, the Company entered into a Registration Rights Agreement (the Registration Rights Agreement) with Aditxt, which provides that the Company will register the resale the shares of Company common stock issuable upon conversion of the F-1 Preferred Shares. The Company is required to prepare and file a registration statement on Form S-3 with the Commission no later than the 300th calendar day following the signing date for the Purchase Agreement and to use its commercially reasonable efforts to have the registration statement declared effective by the Commission within 90 days of the filing of such registration statement, subject to certain exceptions and specified penalties if timely effectiveness is not achieved.

The Company has also agreed to, among other things, indemnify Aditxt, its officers, directors, agents, partners, members, managers, stockholders, affiliates, investment advisers and employees of each of them under the registration statement from certain liabilities and pay all fees and expenses (excluding any underwriting discounts and selling commissions) incident to the Company’s obligations under the Registration Rights Agreement.

License and Supply Agreement

On July 17, 2024, Evofem entered into a License and Supply Agreement with Pharma 1 Drug Store, LLC, for the exclusive commercialization rights for Phexxi in certain countries in the Middle East (the Territory), including the United Arab Emirates (UAE), Kuwait, Saudi Arabia, and Qatar. Pharma 1 is responsible for obtaining and maintaining any regulatory approvals required to market and sell Phexxi and will handle all aspects of distribution, sales and marketing, pharmacovigilance and all other commercial functions related to Phexxi in the Territory, assuming regulatory approvals.

Under the License Agreement, Pharma 1 shall create a Development Plan (as defined in the License Agreement) to pursue all reasonable actions necessary to obtain governmental approval of (i) Phexxi and (ii) any related formulation of the Company’s licensed technology whether now existing or subsequently developed (the Product) in the Territory. Furthermore, subject to the terms and conditions of the License Agreement, the Company granted to Pharma 1 an exclusive, royalty-free, sublicensable license to the Product to advertise, promote, distribute for commercial sale, offer for sale, sell, and import for commercial sale the Licensed Product in the Territory. Within three months from the Effective Date, Pharma 1 must file the regulatory dossier for the Product with the UAE. Within twelve months of the Effective Date, Pharma 1 must place an order for sufficient quantities of the Product to support commercial launch of the Product in the UAE. Within eighteen months after the last governmental approval of the Product, Pharma 1 must seek governmental approval of the Product in a different country/state in the Territory.

As consideration for the License Agreement, Pharma 1 has agreed to pay the Company the cost to manufacture the Product, plus a fee, and has agreed to maintain an inventory of the Product reasonably sufficient to satisfy at least four months’ worth of its requirements at all times for the duration of the Term.

The License Agreement contains customary representations, warranties and indemnities of the Company and Pharma 1 relating to the Product

Asset Purchase Agreement

On July 14, 2024, Evofem entered into an Asset Purchase Agreement (the SOLOSEC Agreement), with Lupin, Inc. (Lupin) to expand its women’s health product portfolio with the acquisition of all of the global rights and title to Lupin’s SOLOSEC® (secnidazole) 2g oral granules. This FDA-approved single-dose oral antibiotic provides a complete course of therapy for the treatment of bacterial vaginosis (BV) and trichomoniasis. Evofem intends to re-launch SOLOSEC to OB/GYNs and allied healthcare providers through its existing U.S. sales force. The Company also assumed all of Lupin’s rights, title and obligations under that certain Omnibus Acquisition Agreement, dated May 1, 2017 by and among Lupin, Saker Merger Sub LLC, a Delaware limited liability company, Symbiomix Therapeutics, LLC, a Delaware limited liability company, and Shareholder Representative Services LLC, a Colorado limited liability company (the OAA). As consideration for entering into the Asset Agreement, the Company paid Lupin a one-time upfront payment and will pay sales-based payments once annual net sales reach a certain threshold and a one-time milestone payment when cumulative net sales reach a certain threshold. The Company also assumed the OAA Liabilities, excluding Seller OAA Contributions.

Amended and Restated Plan of Merger

On July 12, 2024, the Company, Aditxt, and the Merger Sub entered into an Amended and Restated Merger Agreement (the A&R Merger Agreement). The A&R Merger Agreement amends and restates in its entirely the Agreement and Plan of Merger (as amended January 10, 2024, January 30, 2024, February 29, 2024, and May 2, 2024 (collectively, the Original Merger Agreement). Except as described below, the terms and provisions of the A&R Merger Agreement are consistent with the terms and provision of the Original Merger Agreement.

As consideration for the Merger, the Parent will (i) pay to Common Stockholders an amount equal to $1.8 million less an amount equal to the product of (x) the number of Dissenting Shares represented by Company Common Stock and (y) the Common Exchange Ratio (as defined in the A&R Merger Agreement) (the Common Consideration).

Additionally, each share of the Company’s Series E-1 Shares issued and outstanding as of the Effective Time (as defined in the A&R Merger Agreement) shall automatically be converted into the right to receive from Aditxt one share of Parent Preferred Stock (the Preferred Merger Consideration, and together with the Common Consideration the Merger Consideration).

At the Effective Time of the Merger:

(i)	the Company Convertible Note Holders will enter into an Exchange Agreement, pursuant to which these Note Holders will exchange the value of their then-outstanding Company Convertible Notes and purchase rights for an aggregate of not more than 88,161 shares of Parent Preferred Stock.

(ii)	each stock option of the Company (Options) that was outstanding and unexercised immediately prior to the Effective Time will be cancelled without the right to receive any consideration.

(iii)	all shares of Company Common Stock or Company Preferred Stock held by Parent or Merger Sub or by any wholly-owned Subsidiary thereof shall be automatically cancelled and retired and shall cease to exist, and no consideration shall be delivered or deliverable in exchange therefor;

Further, Aditxt agreed to, on or prior to: (a) July 12, 2024, purchase 500 shares of the Company’s Series F-1 Preferred Shares for an aggregate purchase price of $0.5 million (the July Purchase) (b) August 9, 2024, purchase an additional 500 shares of F-1 Preferred Shares for an aggregate purchase price of $0.5 million (the August Purchase), (c) the earlier of August 30, 2024 or within five business days of the closing of a public offering by Aditxt resulting in aggregate net proceeds to Aditxt of no less than $20.0 million, purchase an additional 2,000 shares of F-1 Preferred Shares for an aggregate purchase price of $2.0 million; and (d) September 30, 2024, purchase an additional 1,000 shares of F-1 Preferred Stock at an aggregate purchase price of $1.0 million. The July Purchase and subsequent August Purchase of 500 shares of the Company’s Series F-1 Preferred Shares in each respective purchase were completed as scheduled.

The A&R Merger Agreement is subject to certain closing conditions and contains customary representations, warranties and covenants and indemnifications provisions.

The consummation of the Merger is conditioned upon, among other things: (i) the Company Shareholder approval shall having been obtained in accordance with applicable Law; (ii) no governmental entity having jurisdiction over any party shall have issue any order, decree, ruling injunction or other action that is in effect restraining the Merger; (iii) a voting agreement shall have been executed and delivered by the parties thereto; (iv) all Company preferred stock shall have been converted to Company common stock except for the Unconverted Company Preferred Stock (as defined by the A&R Merger Agreement); (v) the Company shall have received agreements from all of the holders of the Company’s warrants, duly executed, containing waivers with respect to any fundamental transaction, change in control or other similar rights that such warrant holders may have under any such Company warrants and exchange such Company warrants as they hold for an aggregate of not more than 930,336 shares of Parent Preferred Stock (as defined in the A&R Merger Agreement); (vi) the Company shall have cashed out any other warrant holder who has not provided a warrant holder agreement, provided, however, that the aggregate amount of such cash out for any and all other warrant holders who have not provided a warrant holder agreement shall not exceed $0.15 million; (vii) the Company shall have obtained waivers from holders of Company convertible notes of the original principal amount thereof with respect to any fundamental transaction rights such Company convertible note holders may have under any such Company convertible notes, including any right to vote, consent or otherwise approve or veto any of the transaction contemplated by this A&R Merger Agreement; (viii) Aditxt shall have received sufficient financing to satisfy its payment obligations under the A&R Merger Agreement (ix) the requisite stockholder approval shall have been obtained by Aditxt at a special meeting of its stockholders to approve the Parent Stock Issuance (as defined in the A&R Merger Agreement) (x) Aditxt shall have received a compliance certificate from the Company certifying Company complied with all reps and warranties in the A&R Merger Agreement; (xi) Aditxt shall have received waivers from the parties to the agreements listed in Section 7.2(f) of the A&R Merger Agreement Parent Disclosure Letter of the issuance of securities in a “Variable Rate Transaction” (as such term in defined in such agreements); (xii) Parent shall have received a certificate certifying that no interest in the Company is a U.S. real property interest, as required under U.S. treasury regulation section 1.897-2(h) and 1.1445-3(c); (xiii) Aditxt shall have paid, in full, the Repurchase Price, as defined in that certain Securities Purchase and Security Agreement, dated as of April 23, 2020, as amended by that First Amendment to the Securities Purchase and Security Agreement, dated as of November 20, 2021, that Second Amendment to the Securities Purchase and Security Agreement, dated as of March 21, 2022, that Third Amendment to Securities Purchase and Security Agreement dated as of September 15, 2022, and that Fourth Amendment to Securities Purchase and Security Agreement, dated as of September 8, 2023, by and among the Company, Baker Brothers Life Sciences, L.P., 667, L.P. and Bakers Bros. Advisors LP (xv) there shall be no more than 4,141,434 dissenting shares that are Company common stock or 98 dissenting shares that are Company preferred stock (xiv) Company shall have received from Aditxt a compliance certificate certifying that Parent has complied with all representations and warranties, (xv) that Aditxt shall be incompliance with stockholders’ equity requirements in Nasdaq listing rule 5550(b)(1).

The Company will prepare and file a proxy statement with the U.S. SEC and, subject to certain exceptions, the Company’s Board of Directors will recommend that the A&R Merger Agreement be adopted by the Company’s stockholders at a special meeting of the Company’s stockholders (the Company Board Recommendation). However, subject to the satisfaction of certain terms and conditions, the Company and the Board, as applicable, are permitted to take certain actions which may, as more fully described in the A&R Merger Agreement, include changing the Company Board Recommendation and entering into a definitive agreement with respect to a Company Change of Recommendation (as defined in the A&R Merger Agreement) if the Company Board or any committee thereof determines in good faith, after consultation with the Company’s outside legal and financial advisors and after taking into account relevant legal, financial, regulatory, estimated timing of consummation and other aspects of such proposal that the Company Board considers in good faith and the Person or group making such proposal, would, if consummated in accordance with its terms, result in a transaction more favorable to the Company Shareholders than the Merger. If the Company has a Company Change of Recommendation, the Company must provide Aditxt with a ten (10) calendar day written notice thereof and negotiate with Aditxt in good faith to provide a competing offer.

The Board has (i) determined that the A&R Merger Agreement and the transactions contemplated thereby, including the Merger, are advisable and in the best interests of the Company and its stockholders, and declared it advisable for the Company to enter into the A&R Merger Agreement, (ii) approved and declared advisable the execution and delivery by the Company of the A&R Merger Agreement, the performance by the Company of its covenants and agreements contained in the A&R Merger Agreement and the consummation of the Merger and the other transactions contemplated by the A&R Merger Agreement upon the terms and subject to the conditions contained therein, (iii) directed that the adoption of the A&R Merger Agreement be submitted to a vote at a meeting of the Company stockholders and (iv) resolved, subject to the terms and conditions set forth in the Merger Agreement, to recommend that the Company stockholders adopt the Merger Agreement.

Warrants and Purchase Rights Exercises and Notes Conversions

Subsequent to June 30, 2024, 17,500,000 Purchase Rights were exercised in cashless transactions for an equivalent number of shares of common stock.

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

Overview

We are a San Diego-based commercial-stage biopharmaceutical company with a strong focus on innovation in women’s health. Our first commercial product, Phexxi, was approved by the FDA on May 22, 2020. Phexxi is the first and only non-hormonal prescription contraceptive gel. It is locally acting, with no systemic activity, and used on-demand by women only when they have sex. Because Phexxi is a non-hormonal contraceptive, it is not associated with side effects of exogenous hormone use like depression, weight gain, headaches, loss of libido, mood swings and irritability. Taking hormones may not be right for some women, especially those with certain medical conditions, including clotting disorders hormone-sensitive cancer, diabetes or a BMI over 30, or those who are breast feeding or smoke. More than 23.3 million women in the U.S. will not use a hormonal contraceptive.

Evofem has delivered Phexxi net sales growth in each consecutive year since it was launched in Sept 2020. Key growth drivers for 2024 include expanded use of Phexxi in women who take oral birth control pills in conjunction with GLP-1 prescription medications like Ozempic, Mounjaro and Zepbound for weight loss. These drugs may make oral birth control pills less effective at certain points in the dosing schedule. Per the USPI, prescribers are instructed to “advise patients using oral contraceptives to switch to a non-oral contraceptive method or add a barrier method” to prevent unintended pregnancy during these times.

Outside the U.S., Phexxi was approved in Nigeria on October 6, 2022, as Femidence™ by the National Agency for Food and Drug Administration and Control. To-date, Phexxi has been submitted for approval in Mexico, Ethiopia and Ghana. We intend to commercialize Phexxi in all other global markets through partnerships or licensing agreements and, as noted below, we are successfully executing this strategy.

We halted clinical development of our investigational product candidates in October 2022 to focus resources on growing sales of Phexxi for the prevention of pregnancy.

Recent Developments

On July 17, 2024, we licensed exclusive commercial rights to Phexxi in the Middle East to Pharma 1 Drug Store, an emerging Emirati health care company. The licensed territory includes the United Arab Emirates (UAE), Kuwait, Saudi Arabia, Qatar and certain other countries in the region. Pharma 1 is responsible for obtaining and maintaining any regulatory approvals required to market and sell Phexxi, and will handle all aspects of distribution, sales and marketing, pharmacovigilance and all other commercial functions in these countries. Evofem will supply Phexxi to Pharma 1 at cost-plus. Pharma 1 is expected to file for regulatory approval of Phexxi in the UAE in the second half of 2024.

On July 14, 2024 we entered into the SOLOSEC Agreement to acquire global rights to SOLOSEC® (secnidazole) 2g oral granules. SOLOSEC is an FDA-approved single-dose oral antimicrobial agent that provides a complete course of therapy for the treatment of bacterial vaginosis (BV) and trichomoniasis, two common sexual health infections. As consideration for the Asset Agreement the Company paid Lupin Inc. a one-time upfront payment and will make certain sales-based payments. Additionally, we assumed the OAA Liabilities, minus Seller OAA Contributions (all capitalized terms as defined in the Asset Agreement). This acquisition aligns with and advances our mission to improve access to innovative and differentiated options that impact women’s daily lives. We plan to re-launch SOLOSEC in the second half of 2024, leveraging our commercial infrastructure and strong physician relationships.

On May 28, 2024 the USPTO issued U.S. patent number 11,992,472 entitled, “Compositions and Methods for Enhancing the Efficacy of Contraceptive Microbicides.” This patent covers methods of contraception with a composition that encompasses Phexxi vaginal gel. The patent is Evofem’s fifth Orange Book-listed patent for Phexxi in the United States.

In June 2024, Evofem entered into a partnership with Hello Alpha, a telemedicine company with a medical team specifically trained for a woman’s unique needs, under which Hello Alpha offers Phexxi as a solution that complements GLP-1 medications like Ozempic, Wegovy, Mounjaro and Zepbound. These medications can potentially reduce the effectiveness of birth control pills during specific intervals within the dosing cycle. To ensure continued pregnancy prevention, providers on HelloAlpha.com recommend switching to a non-oral birth control method or using an additional non-hormonal birth control method, like Phexxi, alongside oral contraceptives during these times.

In the second quarter of 2024, Evofem’s market access team secured multiple wins including a partnership with Modern Remedies, one of the top pharmacies dispensing Phexxi in the Northeast that took effect May 2024 and a contract with a leading group purchasing organization, among others.

On July 23, 2024, the Company consented to the transfer of ownership of the Company’s senior secured notes from Baker Brothers Life Sciences, L.P., a Delaware limited partnership, 667, L.P., a Delaware limited partnership and Baker Bros. Advisors, LP, a Delaware limited partnership (collectively, Baker). To the successor Future Pak, LLC, a Michigan limited liability company (the Assignee).

The terms of the senior secured notes were not changed in connection with the assignment from Baker to the Assignee.

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

On January 10, 2024, the Company, Parent and Merger Sub entered into the first amendment to the Merger Agreement (the First Amendment) to change the filing date for the Joint Proxy Statement (as defined in the Merger Agreement) to February 14, 2024.

On January 30, 2024, the Company, Parent and Merger Sub entered into the second amendment to the Merger Agreement (the Second Amendment) to:

(i)	Change the date of the Parent Loan (as defined in the Merger Agreement) to the Company to be February 29, 2024;

(ii)	Change the date by which the Company may terminate the Merger Agreement for failure to receive the Loan from Parent to be February 29, 2024; and,

(iii)	Change the filing date for the Joint Proxy Statement (as defined in the Merger Agreement) to April 1, 2024.

On February 29, 2024, the Company, Parent and Merger Sub entered into the third amendment to the Merger Agreement (the Third Amendment) to:

(i)	Amend and restate Section 6.10 in its entirety as follows: “Parent Equity Investment. On or prior to (a) April 1, 2024, Parent shall purchase 2,000 shares of the Company’s Series F-1 Preferred Shares, par value $0.0001 per share for an aggregate purchase price of $2.0 million (the Initial Parent Equity Investment) and (b) April 30, 2024, Parent shall purchase 1,500 shares of F-1 Preferred Shares for an aggregate purchase price of $1.5 million (the Subsequent Parent Equity Investment).”;

(ii)	Delete in its entirety the provision in Section 6.16;

(iii)	Extend the date to file a Joint Proxy Statement to April 30, 2024;

(iv)	Add new Section 7.2(i) as follows: “(i) Repurchase Price. No defaults shall have occurred and be continuing under the Loan Documents and the Outstanding Balance (as defined in the Securities Purchase Agreement) plus all accrued and unpaid interest thereon, in an amount not to exceed the Repurchase Price (as defined in the Securities Purchase Agreement) shall have been paid in full.”; and,

(v)	Amend and restate Section 8.1(f) to allow for termination of the Merger Agreement by the Company if either (a) the Initial Parent Equity Investment has not been made by April 1, 2024, or (b) the Subsequent Parent Equity Investment has not been made by April 30, 2024.

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

On May 2, 2024, the Company, the Merger Sub and Aditxt entered into the Reinstatement and Fourth Amendment to the Merger Agreement (the Fourth Amendment) in order to waive and amend, among other things, the several provisions listed below. In consideration of the Fourth Amendment, Aditxt agreed to pay the Company $1.0 million, which the Company received during the three months ended June 30, 2024.

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

On July 12, 2024, the Company, the Merger Sub and Aditxt entered into the Amended and Restated Merger Agreement (the A&R Merger Agreement) which amends and restates in its entirety the Agreement and Plan of Merger (as amended January 10, 2024, January 30, 2024, February 29, 2024, and May 2, 2024 (collectively, the Original Merger Agreement)). Except as described below, the terms and provisions of the A&R Merger Agreement are consistent with the terms and provision of the Original Merger Agreement.

●	As consideration for the Merger, Parent will (i) pay $1.8 million less an amount equal to the product of (x) the number of Dissenting Shares represented by Company Common Stock and (y) the Common Exchange Ratio (as defined in the A&R Merger Agreement) (the Common Consideration)
●	Each share of the Company’s Series E-1 Preferred Stock, par value $0.0001 (the Series E-1), issued and outstanding as of the Effective Time (as defined in the A&R Merger Agreement) shall automatically be converted into the right to receive from Aditxt one share Parent Preferred Stock (the Preferred Merger Consideration)

At the Effective Time of the Merger:

(i)	The Company Convertible Note Holders will enter into an Exchange Agreement, pursuant to which these Note Holders exchange the value of their then-outstanding Company Convertible Notes and purchase rights for an aggregate of not more than 88,161 shares of Parent Preferred Stock.
(ii)	Each stock option of the Company (the Options), that was outstanding and unexercised immediately prior to the Effective Time will be cancelled without the right to receive any consideration.
(iii)	all shares of Company Common Stock or Company Preferred Stock held by Parent or Merger Sub or by any wholly-owned Subsidiary thereof, shall be automatically cancelled and retired and shall cease to exist and no consideration shall be delivered or deliverable in exchange therefore;

Further, Aditxt agreed to, on or prior to: (a) July 12, 2024, purchase 500 shares of the Company’s Series F-1 Preferred Shares for an aggregate purchase price of $0.5 million (the July Purchase) (b) August 9, 2024, purchase an additional 500 shares of F-1 Preferred Shares for an aggregate purchase price of $0.5 million (the August Purchase), (c) the earlier of August 30, 2024 or within five business days of the closing of a public offering by Aditxt resulting in aggregate net proceeds to Aditxt of no less than $20.0 million, purchase an additional 2,000 shares of F-1 Preferred Shares for an aggregate purchase price of $2.0 million; and (d) September 30, 2024, purchase an additional 1,000 shares of F-1 Preferred Stock at an aggregate purchase price of $1.0 million. The July Purchase and subsequent August Purchase of 500 shares of the Company’s Series F-1 Preferred Shares in each respective purchase were completed as scheduled.

The companies are working toward closing in the second half of 2024.

The A&R Merger Agreement is subject to certain closing conditioned and contains customary representations, warranties and covenants and indemnifications provisions.

The consummation of the Merger is conditioned upon, among other things: (i) the Company Shareholder approval shall having been obtained in accordance with applicable Law; (ii) no governmental entity having jurisdiction over any party shall have issue any order, decree, ruling injunction or other action that is in effect restraining the Merger; (iii) a voting agreement shall have been executed and delivered by the parties thereto; (iv) all Company preferred stock shall have been converted to Company common stock except for the Unconverted Company Preferred Stock (as defined by the A&R Merger Agreement); (v) the Company shall have received agreements from all of the holders of the Company’s warrants, duly executed, containing waivers with respect to any fundamental transaction, change in control or other similar rights that such warrant holders may have under any such Company warrants and exchange such Company warrants as they hold for an aggregate of not more than 930,336 shares of Parent Preferred Stock (as defined in the A&R Merger Agreement); (vi) the Company shall have cashed out any other warrant holder who has not provided a warrant holder agreement, provided, however, that the aggregate amount of such cash out for any and all other warrant holders who have not provided a warrant holder agreement shall not exceed $0.15 million; (vii) the Company shall have obtained waivers from holders of Company convertible notes of the original principal amount thereof with respect to any fundamental transaction rights such Company convertible note holders may have under any such Company convertible notes, including any right to vote, consent or otherwise approve or veto any of the transaction contemplated by this A&R Merger Agreement; (viii) Aditxt shall have received sufficient financing to satisfy its payment obligations under the A&R Merger Agreement (ix) the requisite stockholder approval shall have been obtained by Aditxt at a special meeting of its stockholders to approve the Parent Stock Issuance (as defined in the A&R Merger Agreement) (x) Aditxt shall have received a compliance certificate from the Company certifying Company complied with all reps and warranties in the A&R Merger Agreement; (xi) Aditxt shall have received waivers from the parties to the agreements listed in Section 7.2(f) of the A&R Merger Agreement Parent Disclosure Letter of the issuance of securities in a “Variable Rate Transaction” (as such term in defined in such agreements); (xii) Parent shall have received a certificate certifying that no interest in the Company is a U.S. real property interest, as required under U.S. treasury regulation section 1.897-2(h) and 1.1445-3(c); (xiii) Aditxt shall have paid, in full, the Repurchase Price, as defined in that certain Securities Purchase and Security Agreement, dated as of April 23, 2020, as amended by that First Amendment to the Securities Purchase and Security Agreement, dated as of November 20, 2021, that Second Amendment to the Securities Purchase and Security Agreement, dated as of March 21, 2022, that Third Amendment to Securities Purchase and Security Agreement dated as of September 15, 2022, and that Fourth Amendment to Securities Purchase and Security Agreement, dated as of September 8, 2023, by and among the Company, Baker Brothers Life Sciences, L.P., 667, L.P. and Bakers Bros. Advisors LP (xv) there shall be no more than 4,141,434 dissenting shares that are Company common stock or 98 dissenting shares that are Company preferred stock (xiv) Company shall have received from Aditxt a compliance certificate certifying that Parent has complied with all representations and warranties, (xv) that Aditxt shall be incompliance with stockholders’ equity requirements in Nasdaq listing rule 5550(b)(1).

The Company will prepare and file a proxy statement with the U.S. SEC and, subject to certain exceptions, the Company’s Board of Directors will recommend that the A&R Merger Agreement be adopted by the Company’s stockholders at a special meeting of the Company’s stockholders (the Company Board Recommendation). However, subject to the satisfaction of certain terms and conditions, the Company and the Board, as applicable, are permitted to take certain actions which may, as more fully described in the A&R Merger Agreement, include changing the Company Board Recommendation and entering into a definitive agreement with respect to a Company Change of Recommendation (as defined in the A&R Merger Agreement) if the Company Board or any committee thereof determines in good faith, after consultation with the Company’s outside legal and financial advisors and after taking into account relevant legal, financial, regulatory, estimated timing of consummation and other aspects of such proposal that the Company Board considers in good faith and the Person or group making such proposal, would, if consummated in accordance with its terms, result in a transaction more favorable to the Company Shareholders than the Merger. If the Company has a Company Change of Recommendation, the Company must provide Aditxt with a ten (10) calendar day written notice thereof and negotiate with Aditxt in good faith to provide a competing offer.

In connection with the Merger Agreement, Aditxt, the Company and the holders (the Holders) of certain senior indebtedness of Evofem (the Notes) entered into an Assignment Agreement dated December 11, 2023 (the December Assignment Agreement), pursuant to which the Holders assigned the Notes to Aditxt in consideration for the issuance by Aditxt of (i) an aggregate principal amount of $5.0 million in secured notes of Aditxt due on January 2, 2024 (the January 2024 Secured Notes), (ii) an aggregate principal amount of $8.0 million in secured notes of Aditxt due on September 30, 2024 (the September 2024 Secured Notes), (iii) an aggregate principal amount of $5.0 million in ten-year unsecured notes (the Unsecured Notes), and (iv) payment of $0.2 million in respect of net sales of Phexxi in respect of the calendar quarter ended September 30, 2023.

On February 26, 2024, Aditxt and the Holders entered into an Assignment Agreement (the February Assignment Agreement), pursuant to which the Company consented to the assignment of all remaining amounts due under the Notes from Aditxt back to the Holders.

On February 29, 2024, as part of the Third Amendment, Aditxt agreed to have, as a condition of closing, that the outstanding balance, plus all accrued and unpaid interest thereon, in an amount not to exceed the Repurchase Price, shall have been paid in full. The A&R Merger Agreement, entered into on July 12, 2024, maintains the same condition to closing.

Phexxi as a Contraceptive; Commercial Strategies

In September 2020, we commercially launched Phexxi in the United States. Our sales force promotes Phexxi directly to obstetrician/gynecologists and their affiliated health professionals, who collectively write the majority of prescriptions for contraceptive products. Our sales force comprises approximately 16 regional sales representatives, two business directors and an SVP of Commercial Operations, supported by a self-guided virtual health care provider (HCP) learning platform. Additionally, we offer women direct access to Phexxi via a telehealth platform. Using this platform, women can directly meet with an HCP to determine their eligibility for a Phexxi prescription and, if eligible, have the prescription written by the HCP, filled, and mailed directly to them by a third-party pharmacy.

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

Key growth drivers for 2024 include expanded use of Phexxi in women who take oral birth control pills in conjunction with GLP-1 prescription medications like Ozempic, Mounjaro and Zepbound for weight loss. These drugs may make oral birth control pills less effective at certain points in the dosing schedule. Per the USPI, prescribers are instructed to “advise patients using oral contraceptives to switch to a non-oral contraceptive method or add a barrier method” to prevent unintended pregnancy during these times.

We continue working to increase the number of lives covered and to gain a preferred formulary position for Phexxi. We gained approximately 17.7 million unrestricted lives (people whose plans cover Phexxi with no PA required) in the past two years, a 5% increase in unrestricted coverage for Phexxi from January 2022 (47%) to November 2023 (53%).

Payer wins in 2024 to-date include:

-	Removal of the Prior Authorization requirement for Phexxi by the Washington State Health Care Authority effective January 1, 2024;

-	Effective July 1, 2024, the rebate paid by the Company to Medi-Cal on Phexxi prescriptions dispensed to Medi-Cal members was reduced by 7.4% as a result of the Company’s successful renegotiation.

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

We also participate in government programs, including the 340B and the Medicaid Drug Rebate Program. As a result of our participation in the Medicaid National Drug Rebate Program, the U.S. Medicaid population gained access to Phexxi on January 1, 2021. As of August 2023, Medicaid provides health coverage to approximately 90 million members; an estimated 15.6 million of these are women 19-44 years of age. Additionally, we recently began participating in a 340B Group Purchasing Organization (GPO) that serves safety-net clinics throughout the US. This GPO has over 6,500 members, which expands our reach among safety-net providers.

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

EVO100 for STI Prevention

EVO100 vaginal gel was in development for the prevention of urogenital chlamydia and gonorrhea in women. Chlamydia and gonorrhea are among the many bacterial and viral pathogens that require a higher pH environment to thrive. The CDC reported that infections with these two sexually transmitted pathogens cost the U.S. healthcare system $1 billion, in aggregate direct and indirect costs. There are no FDA-approved drugs to prevent these sexually transmitted diseases (STIs). The FDA granted EVO100 Fast Track Designation for the prevention of chlamydia and gonorrhea, and designated EVO100 a Qualified Infectious Disease Product (QIDP) for the prevention of infection these pathogens.

The Phase 2B/3 trial (AMPREVENCE) achieved its primary and secondary endpoints, demonstrating statistically significant and clinically meaningful reductions in chlamydia and gonorrhea infections of 50% and 78%, respectively, in women receiving EVO100 vs. placebo. Based on these highly positive clinical outcomes we initiated a Phase 3 clinical trial (EVOGUARD) to evaluate EVO100 for these potential indications in 2020. On October 11, 2022, we reported that EVOGUARD did not meet its primary efficacy endpoint. We and our advisors believe the public health response to the COVID pandemic caused changes in clinical site operations and subject behavior and actions, including deviations from following the clinical study protocol requirements related to STI acquisition, detection, and prevention, which contributed to this outcome.

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

Operating Expenses

Cost of Goods Sold

Inventory costs include all purchased materials, direct labor and manufacturing overhead. In addition, we are obligated to pay quarterly royalty payments pursuant to our license agreement with Rush University, in amounts equal to a single-digit percentage of the gross amounts we receive on a quarterly basis, less certain deductions incurred in the quarter based on a sliding scale. We are also obligated to pay a minimum annual royalty amount of $0.1 million to the extent these earned royalties do not equal or exceed $0.1 million in a given year. Such royalty costs, included in cost of goods sold, were $0.2 million and $0.4 million for the three and six months ended June 30, 2024, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2023, respectively.

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

We expense internal and third-party research and development expenses as incurred. The following table summarizes research and development expenses by product candidate (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Allocated third-party development expenses:
EVO100 for prevention of chlamydia/gonorrhea - Phase 3 (EVOGUARD)	$-	$(186)	$-	$(93)
Total allocated third-party development expenses	-	(186)	-	(93)
Unallocated internal research and development expenses:
Noncash stock-based compensation expenses	10	29	26	69
Payroll related expenses	161	321	531	634
Outside services costs	39	41	157	71
Other	60	197	150	261
Total unallocated internal research and development expenses	270	588	864	1,035
Total research and development expenses	$270	$402	$864	$942

Selling and Marketing Expenses

Our selling and marketing expenses consist primarily of product commercialization costs, the Phexxi telehealth platform, training, salaries, benefits, travel, noncash stock-based compensation expense and other related costs for our employees and consultants.

In connection with our overall cost reduction strategy, our selling and marketing expenses decreased significantly in 2023 and are expected to stabilize near 2023 levels in the current year, with a slight increase possible due to the expenses associated with SOLOSEC.

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

Results of Operations

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023 (in thousands):

Net Product Sales

	Three Months Ended June 30,		2024 vs. 2023
	2024	2023	$ Change	% Change

Product sales, net	$4,160	$2,458	$1,702	69%

The lower product sales, net in the prior year quarter, was primarily impacted by the unusual volume of product returns of $1.6 million, which was not repeated in the current year. Additionally, unit sales were up nearly 8% in the current year compared to the prior year quarter.

Cost of Goods Sold

	Three Months Ended June 30,		2024 vs. 2023
	2024	2023	$ Change	% Change

Cost of goods sold	$769	$2,293	$(1,524)	(66)%

The decrease in cost of goods sold was primarily due to a $1.1 million inventory excess and obsolescence reserve recorded in the prior year quarter. Additionally, the units sold in the 2023 quarter had been re-packaged to reflect the extended shelf life approved by the FDA in June 2022; this added costs to re-worked units that were sold in the prior year, whereas the units sold in the current year did not need to be re-packaged.

Research and Development Expenses

	Three Months Ended June 30,		2024 vs. 2023
	2024	2023	$ Change	% Change

Research and development	$270	$402	$(132)	(33)%

The decrease in research and development expenses was primarily due to a decrease of $0.2 million in personnel costs and a decrease of $0.1 million in facilities costs, partially offset by an increase of $0.2 million in outside services.

Selling and Marketing Expenses

	Three Months Ended June 30,		2024 vs. 2023
	2024	2023	$ Change	% Change

Selling and marketing	$2,243	$2,197	$46	2%

The immaterial decrease in selling and marketing expenses was primarily due to a $0.2 million decrease in facilities costs partially offset by an increase of approximately $0.2 million in business development and outside services, some of which were attributable to the accounts payable settlements reached in the prior year quarter that were not repeated in the current year.

General and Administrative Expenses

	Three Months Ended June 30,		2024 vs. 2023
	2024	2023	$ Change	% Change

General and administrative	$2,267	$4,902	$(2,635)	(54)%

The decrease in general and administrative expenses was primarily due to a $1.5 million decrease in facilities, a decrease of $0.8 million in personnel costs, and a $0.3 million decrease in professional fees and outside services relating to legal and finance.

Total other income (expense), net

	Three Months Ended June 30,		2024 vs. 2023
	2024	2023	$ Change	% Change

Total other income (expense), net	$2,748	$(1,219)	$3,967	(325)%

Total other income (expense), net, for the three months ended June 30, 2024 primarily included a $3.3 million gain on the change in fair value of financial instruments, partially offset by $0.5 million in interest expense related to the Adjuvant Note.

Total other income (expense), net, for the three months ended June 30, 2023, primarily included $0.6 million of interest expense related to the Adjuvant Note and $0.3 million related to overdue payables.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023 (in thousands):

Net Product Sales

	Six Months Ended June 30,		2024 vs. 2023
	2024	2023	$ Change	% Change

Product sales, net	$7,763	$8,267	$(504)	(6)%

The decrease in product sales, net, was primarily due to the impact of the timing of price increases on sales volumes to our customers. Wholesalers typically purchase larger volumes of product ahead of a price increase, pause purchasing until that product has been used to fill consumer demand, then resume purchasing again. Sales volume in the first quarter of 2024 was low due to the January 2024 price increase, where sales volume in the first quarter of 2023 was high, after a very small fourth quarter of 2022 due to the October 2022 price increase. As discussed above, product sales, net, was higher in the second quarter of 2024 compared to the same period in 2023, which caused the year-to-date sales for the current period to be more in line with the prior year.

Cost of Goods Sold

	Six Months Ended June 30,		2024 vs. 2023
	2024	2023	$ Change	% Change

Cost of goods sold	$1,453	$3,669	$(2,216)	(60)%

The decrease in cost of goods sold was primarily due to the 6% decrease in sales in the current period as compared to the same period in the prior year. Additionally, the units sold in the first half of 2023 had been re-packaged to reflect the extended shelf life approved by the FDA in June 2022; this added costs to re-worked units that were sold in the prior year, whereas the units sold in the current year did not need to be re-packaged. Finally, there was a $1.1 million inventory excess and obsolescence reserve recorded in the prior year that was not repeated in the current year.

Research and Development Expenses

	Six Months Ended June 30,		2024 vs. 2023
	2024	2023	$ Change	% Change

Research and development	$864	$942	$(78)	(8)%

The decrease in research and development expenses was primarily due to a decrease of approximately $0.1 million in personnel costs, which was partially offset by an increase in facilities and outside services costs.

Selling and Marketing Expenses

	Six Months Ended June 30,		2024 vs. 2023
	2024	2023	$ Change	% Change

Selling and marketing	$4,588	$6,051	$(1,463)	(24)%

The decrease in selling and marketing expenses was primarily due to a $0.3 million decrease in marketing and DTC promotion costs, including media agency fees, a $0.8 million decrease in personnel costs due to reduced headcount and lower noncash stock-based compensation, and a $0.4 million decrease in facilities costs and outside services costs.

General and Administrative Expenses

	Six Months Ended June 30,		2024 vs. 2023
	2024	2023	$ Change	% Change

General and administrative	$5,091	$8,520	$(3,429)	(40)%

The decrease in general and administrative expenses was primarily due to a $3.2 million decrease in facilities and outside services costs and a $0.4 million decrease in professional services fees related to legal and finance.

Total other income (expense), net

	Six Months Ended June 30,		2024 vs. 2023
	2024	2023	$ Change	% Change

Total other income, net	$783	$9	$774	8,600%

Total other income, net, for the six months ended June 30, 2024 primarily included a $4.1 million gain on the change in fair value of financial instruments and a gain of $1.1 million related to the Baker Notes extinguishment. The gains were offset by a $3.3 million loss on the issuance of financial instruments related to the anti-dilution adjustment for the purchase rights and $1.1 million interest expense related to the Adjuvant Note.

Total other income, net, for the six months ended June 30, 2023, primarily included a gain of approximately $1.5 million related to the change in fair value of financial instruments partially offset by $1.1 million of interest expense related to the Adjuvant.

Liquidity and Capital Resources

Overview

As of June 30, 2024, we had a working capital deficit of $66.0 million and an accumulated deficit of $892.3 million. We have financed our operations to date primarily through the issuance of preferred stock, common stock, warrants and convertible and term notes; cash received from private placement transactions; and, to a lesser extent, product sales. As of June 30, 2024, we had approximately $0.7 million in cash and cash equivalents comprised entirely of restricted cash available for use as prescribed in the Adjuvant Notes (as defined in Note 4 - Debt). Our cash, cash equivalents and restricted cash include amounts held in checking accounts. Management believes that the Company’s cash and cash equivalents as of June 30, 2024 are insufficient to fund operations for at least the next 12 months from the date on which this Quarterly Report on Form 10-Q is filed with the SEC.

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

As of June 30, 2024, the Company’s significant commitments include the Baker Notes and Adjuvant Notes, as described in Note 4 - Debt and fleet leases and the Rush University royalty, as described in Note 7 - Commitments and Contingencies. Management’s plans to meet the Company’s cash flow needs in the next 12 months include generating revenue from the sale of Phexxi and additional products, further restructuring of its current payables, and obtaining additional funding through means such as the issuance of its capital stock, non-dilutive financings, or through collaborations or partnerships with other companies, including license agreements for Phexxi in the U.S. or foreign markets, or other potential business combinations (including the Merger, as defined in Note 1 – Description of Business and Basis of Presentation).

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

The opinion of our independent registered public accounting firms on our audited financial statements as of and for the years ended December 31, 2023 and 2022 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. Our unaudited condensed consolidated financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 included in this Quarterly Report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue our operations.

Debt Financings

As described in Note 4 - Debt, we entered into an insurance premium financing agreement with FIF, which resulted in a financing inflow of $0.4 million in the Statement of Cash Flows in the first half of 2024. Additionally, we received gross proceeds of approximately $2.1 million, before issuance costs, from the sale of notes and warrants in four registered direct offerings in the first half of 2023.

Summary Statement of Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Six Months Ended June 30,		2024 vs. 2023
	2024	2023	$ Change	% Change
Net cash and restricted cash used in operating activities	$(1,018)	$(6,434)	$5,416	(84)%
Net cash and restricted cash used in investing activities	(14)	(4)	(10)	250%
Net cash and restricted provided by financing activities	1,144	2,298	(1,154)	(50)%
Net change in cash and restricted cash	$112	$(4,140)	$4,252	(103)%

Cash Flows from Operating Activities. During the six months ended June 30, 2024, the net cash and restricted cash used in operating activities was minimal due to the limited spending in operations across all functions of the Company. During the six months ended June 30, 2023, the primary use of cash, cash equivalents and restricted cash was to fund the commercialization and manufacturing of Phexxi and to support general and administrative operations.

Cash Flows from Investing Activities. During the six months ended June 30, 2024, the primary use of cash, cash equivalents and restricted cash was the purchase of computer equipment for the sales force.

Cash Flows from Financing Activities. During the six months ended June 30, 2024, the primary source of cash, cash equivalents, and restricted cash was from the $1.0 million received from Aditxt in order to reinstate the Merger Agreement as described above as well as the finance agreement with First Insurance Funding for $0.4 million, offset by $0.3 million payments under the Baker Notes. During the six months ended June 30, 2023, the primary source of cash, cash equivalents and restricted cash was the sale of senior subordinate convertible notes and warrants for proceeds of approximately $2.1 million, in aggregate, before debt issuance costs.

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

Contractual Obligations and Commitments

Operating Leases

Operating lease right-of-use assets and lease liabilities were $0.1 million each on both June 30, 2024 and December 31, 2023. See Note 7- Commitments and Contingencies for more detailed discussions on leases and financial statements information under ASC 842, Leases.

Other Contractual Commitments

As described in Note 7 - Commitments and Contingencies, in November 2019, the Company entered into a supply and manufacturing agreement with a third-party to manufacture Phexxi, with potential to manufacture other product candidates, in accordance with all applicable current good manufacturing practice regulations. There were approximately $0.3 million in purchases under the supply and manufacturing agreement for the three and six months ended June 30, 2024 and no such purchases during the three and six months ended June 30, 2023.

Intellectual Property Rights

As described in Note 7 - Commitments and Contingencies, royalty costs owed to Rush University pursuant to the Rush License Agreement were $0.2 million and $0.4 million for the three and six months ended June 30, 2024, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2023, respectively. As of June 30, 2024 and December 31, 2023, approximately $1.5 million and $1.1 million were included in accrued expenses in the condensed consolidated balance sheets and will be paid via the agreed upon payment plan.

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

Notwithstanding the conclusion by our CEO and CFO that our Disclosure Controls as of June 30, 2024 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described more fully under Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, management believes that the condensed consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows as of the date presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

Item 1A. Risk Factors

An investment in our common stock is speculative and involves a high degree of risk. You should consider carefully the risks described below, together with the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before deciding whether to purchase, hold or sell shares of our common stock. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See the section titled “Special Note Regarding Forward-Looking Statements.” The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Item 1A of our 2023 Annual Report on Form 10-K for the year ended December 31, 2023.

We will need to raise significant additional funds to finance our operations, including the commercialization of Phexxi and SOLOSEC, and to remain a going concern. If we are unable to raise additional capital when needed or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our business initiatives or to cease our operations entirely.*

We have incurred significant losses and negative cash flows since our inception. We believe our existing capital resources as of the filing of this Quarterly Report are sufficient to fund our planned operations into the second half of 2024. Our ability to raise additional funds will depend, in part, on our ability to successfully commercialize Phexxi and SOLOSEC (collectively our Products) in the US. If, for whatever reason, we are unsuccessful in these efforts, it may make any necessary debt, equity or alternative financing more difficult, more costly and more dilutive. Attempting to secure additional financing will divert our management from our day-to-day activities, which may adversely affect our ability to commercialize Products. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Furthermore, the global credit and financial markets have experienced extreme volatility and disruptions in recent history, particularly for life science companies. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional funds when needed or on acceptable terms, we may be unable to continue commercializing Phexxi as a contraceptive or to begin commercializing SOLOSEC as a treatment for bacterial vaginosis (BV) or trichomoniasis. In addition, we may be required to delay, scale back or eliminate some or all of our business initiatives or be forced to cease operations entirely. To the extent we raise additional capital through the sale of equity, convertible debt or other securities convertible into equity, the ownership interest of our stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Future debt financings, if available at all, would likely involve agreements with additional covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, making additional product acquisitions, or declaring dividends. If we raise additional funds through strategic collaborations (including, but not limited to closing the Merger Agreement with Aditxt), alternative non-dilutive financing, such as royalty-based financing, or licensing arrangements with third parties, we may have to relinquish valuable rights to Phexxi, SOLOSEC, or future revenue streams or grant licenses on terms that are not favorable to us.

Women’s health has historically been an underfunded sector. Recently, a number of public companies focused in women’s health have failed to achieve expected commercial success and struggled to access sufficient capital. We are solely focused in women’s health and may be unfavorably impacted by weak investor sentiment and a lack of interest in the category. Our ability to access capital and to advance our candidates could be adversely impacted.*

We are solely focused in women’s health, and primarily in the areas of contraception, vaginal health, reproductive health, and sexual health. The sector has historically been underfunded, with only about one percent of healthcare research and innovation in the U.S. invested in female-specific conditions beyond oncology according to market research. The failure of the women’s health sector to receive consistent and committed investment fuels investor sentiment that market opportunities for new products in women’s health are limited. Our stock price and our ability to access additional capital on acceptable terms when needed may be adversely impacted by unfavorable investor perception of market opportunities for women’s health products, and our business, operating results, financial condition and prospects could suffer.

We face competition from other medical device, biotechnology and biopharmaceutical companies and our operating results will suffer if we are unable to compete effectively.*

The medical device, biotechnology and biopharmaceutical industries, and the women’s health sector, are intensely competitive. Significant competition among various contraceptive products already exists. Existing products have name recognition, are marketed by companies with established commercial infrastructures, and are marketed with greater financial, technical and personnel resources than we have. To compete and gain market share, any new product must demonstrate advantages in efficacy, convenience, tolerability, and/or safety, among other things. In addition, new products developed by others could emerge as competitors to Phexxi. These products could potentially offer an alternative form of non-hormonal contraception that is more convenient, is more effective and/or provides protection over longer periods of time as compared to Phexxi. We also compete with these organizations to recruit management, and sales and marketing personnel. Any failure to attract and retain such personnel could negatively affect our level of expertise and our ability to execute our business plan. We also face competition in connection with identifying and engaging in strategic transactions. If we are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition and operations will suffer.

With respect to SOLOSEC, there are many FDA-approved products for treating bacterial vaginosis, and many are generic. SOLOSEC will compete with those products. Current therapies for the treatment of bacterial vaginosis primarily consist of oral and vaginal formulations of antibiotics delivered as a single dose or through multiple doses over consecutive days. If health care providers do not view the prescribing information for SOLOSEC as compelling compared with other products available for the treatment of bacterial vaginosis, or if competitive products have better insurance coverage or reimbursement levels than SOLOSEC, health care providers may opt to continue to prescribe existing treatments rather than recommend or prescribe SOLOSEC to their patients.

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

Phexxi, SOLOSEC, and any other approved products we promote may not gain sufficient market acceptance among physicians, patients or the medical community, thereby limiting our potential to generate revenue, which will undermine our future growth prospects.*

Even though Phexxi has been approved by the FDA for commercial sale for the prevention of pregnancy, and SOLOSEC has been approved by the FDA for commercial sale for the prevention of BV and trichomoniasis, the degree of market acceptance of any new product by physicians, patients and the medical community will depend on a number of factors, including:

●	demonstrated evidence of efficacy and safety and potential advantages compared to competing products;

●	perceptions by the medical community, physicians, and patients, regarding the safety and effectiveness of the product and the willingness of the target patient population to try it and of physicians to prescribe it;

●	relative convenience and ease of administration compared to other products approved for the same indication;

●	the regulatory label requirements for the product, including any potential restrictions on use or precautionary statements;

●	sufficient third-party insurance coverage and adequate reimbursement;

●	the terms of any approvals, such as any restrictions on the use of our product together with other medications;

~~●~~	the willingness of wholesalers and pharmacies to stock the products;

●	the prevalence and severity of any adverse side effects;

●	the ability to sufficiently educate physicians with respect to the product’s safety and efficacy; and

●	availability of alternative products and the cost-effectiveness of our product relative to competing products.

If any approved product that we may license, acquire or sell, including Phexxi, does not provide a benefit over currently available options, that product is unlikely to achieve market acceptance, and we will not generate sufficient revenues to achieve profitability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

As previously reported, the Company, Aditxt, Inc., a Delaware Corporation (Aditxt), and Adifem, Inc., f/k/a Adicure, Inc., a Delaware corporation and wholly-owned subsidiary of Aditxt entered into an A&R Merger Agreement.

As part of the consideration for the A&R Merger Agreement, the Company agreed to enter into a Securities Purchase Agreement (the Purchase Agreement) for a private placement (the Private Placement) with Aditxt. The closing of the Private Placement was completed on August 9, 2024 (the Closing Date).

Pursuant to the Purchase Agreement, Aditxt agreed to purchase an aggregate of 500 shares of the Company’s Series F-1 Preferred Stock, par value $0.0001 per share (the F-1 Preferred Stock) for an aggregate purchase price of $0.5 million. The powers, preferences, rights, qualifications, limitations and restrictions applicable to the F-1 Preferred Stock are set forth in the F-1 Preferred Stock certificate of designation, as filed with the US Securities and Exchange Commission (the Commission) in that Current Report on Form 8-K dated on December 12, 2023.

Unregistered Shares Issued in Connection with Sales of Unregistered Securities

The Company issued unregistered securities in connection with the sale of Series F-1 Preferred Stock. The foregoing issuances of restricted shares of common stock were issued under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. The Company believes the issuances of the foregoing restricted shares were exempt from registration as each was a privately negotiated, isolated, non-recurring transaction not involving a public solicitation. No commissions were paid regarding the share issuances, and the share certificates were issued with a Rule 144 restrictive legend.

Item 3. Defaults Upon Senior Securities

As of the filing date, the Company does not have any defaults on any Senior Securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Other Events

On July 23, 2024, the Company consented to the transfer of ownership of the Company’s senior secured notes from Baker Brothers Life Sciences, L.P., a Delaware limited partnership, 667, L.P., a Delaware limited partnership and Baker Bros. Advisors, LP, a Delaware limited partnership. To the successor Future Pak, LLC, a Michigan limited liability company (the Assignee).

The terms of the senior secured notes were not changed in connection with the assignment from Baker to the Assignee.

Securities Purchase Agreement

As previously reported in that Current Report on Form 8-K dated July 18, 2024, on July 12, 2024, the Company, Aditxt, Inc., a Delaware Corporation (Aditxt), and Adifem, Inc., f/k/a Adicure, Inc., a Delaware corporation and wholly-owned subsidiary of Aditxt entered into an Amended and Restated Merger Agreement (the A&R Merger Agreement).

As part of the consideration for the A&R Merger Agreement, the Company agreed to enter into a Securities Purchase Agreement (the Purchase Agreement) for a private placement (the Private Placement) with Aditxt. The closing of the Private Placement was completed on August 9, 2024 (the Closing Date).

Pursuant to the Purchase Agreement, Aditxt agreed to purchase an aggregate of 500 shares of the Company’s Series F-1 Preferred Stock, par value $0.0001 per share (the F-1 Preferred Stock) for an aggregate purchase price of $0.5 million. The powers, preferences, rights, qualifications, limitations and restrictions applicable to the F-1 Preferred Stock are set forth in the F-1 Preferred Stock certificate of designation, as filed with the US Securities and Exchange Commission (the Commission) in that Current Report on Form 8-K dated on December 12, 2023.

The Purchase Agreement contains customary representations and warranties of the Company and Aditxt.

Registration Rights Agreement

In connection with the closing of the Purchase Agreement, the Company entered into a Registration Rights Agreement (the Registration Rights Agreement) with Aditxt, which provides that the Company will register the resale the shares of Company common stock issuable upon conversion of the F-1 Preferred Shares. The Company is required to prepare and file a registration statement on Form S-3 with the Commission no later than the 300th calendar day following the signing date for the Purchase Agreement and to use its commercially reasonable efforts to have the registration statement declared effective by the Commission within 90 days of the filing of such registration statement, subject to certain exceptions and specified penalties if timely effectiveness is not achieved.

The Company has also agreed to, among other things, indemnify Aditxt, its officers, directors, agents, partners, members, managers, stockholders, affiliates, investment advisers and employees of each of them under the registration statement from certain liabilities and pay all fees and expenses (excluding any underwriting discounts and selling commissions) incident to the Company’s obligations under the Registration Rights Agreement.

The securities to be issued and sold to Aditxt under the Purchase Agreement will not be registered under the Securities Act of 1933, as amended (the Securities Act) in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder, or under any state securities laws. The Company relied on this exemption from registration based in part on representations made by the Purchasers. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Neither this Quarterly Report on form 10-Q, nor the exhibits attached hereto, is an offer to sell or the solicitation of an offer to buy the securities described herein.

The foregoing summary of the Purchase Agreement and the Registration Rights Agreement do not purport to be complete and are qualified in their entirety by reference to the Purchase Agreement and the form of Registration Rights Agreement, copies of which are filed as exhibits to this form 10-Q.

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2024, none of our directors or officers entered into, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that were intended to satisfy the affirmative defense conditions of Rule 10b5-1, in each case as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.		Exhibit Title	Filed Herewith	Form	File No.	Date Filed
2.1		Definitive Agreement between the Company and Aditxt, Inc.		8-K	001-36754	12/12/2023
2.2		First Amendment to the Merger Agreement, dated January 8, 2024		8-K	001-36754	1/11/2024
2.3		Second Amendment to the Merger Agreement, dated January 30, 2024		8-K	001-36754	1/31/2024
2.4		Third Amendment to the Merger Agreement, dated February 29, 2024		8-K	001-36754	3/6/2024
2.5		Reinstatement and Fourth Amendment to Merger Agreement dated May 2, 2024		8-K	001-36754	5/2/2024
2.6		Amended and Restated Plan of Merger, by and between the Company, Aditxt, Inc. and Adifem, Inc.		8-K	001-36754	7/18/2024
3.1		Amended and Restated certificate of Designation of Series F-1 Convertible Preferred Stock		8-K	001-36754	6/26/2024
10.1		Asset Purchase Agreement, by and between the Company and Lupin Inc.		8-K	001-36754	7/18/2024
10.2		License Agreement, by and between the Company and Pharma 1 Drug Store, L.L.C.		8-K	001-36754	7/23/2024
10.3		Securities Purchase Agreement, by and between the Company and Aditxt, Inc., dated as of July 12, 2024.		8-K	001-36754	7/23/2024
10.4		Registration Rights Agreement, by and between the Company and Aditxt, Inc., dated as of July 12, 2024.		8-K	001-36754	7/23/2024
10.5		Securities Purchase Agreement, by and between the Company and Aditxt, Inc., dated as of August 9, 2024.	X
10.6		Registration Rights Agreement, by and between the Company and Aditxt, Inc., dated as of August 9, 2024.	X
31.1		Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
99.1		Lupin press release, dated July 15, 2024		8-K	001-36754	7/18/2024
101.INS	†	Inline XBRL Instance Document	X
101.SCH	†	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	†	Inline XBRL Definition Linkbase Document	X
101.LAB	†	Inline XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104		Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation by reference language in such filing.

†	The financial information of Evofem Biosciences, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 filed on August 14, 2024 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Operations, (iv) the Condensed Consolidated Statements of Convertible and Redeemable Preferred Stock and Stockholders’ Deficit, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, is furnished electronically herewith.

^^	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVOFEM BIOSCIENCES, INC.

Date: August 14, 2024	By:	/s/ Ivy Zhang
Ivy Zhang
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

