Form 10-Q
period 2024-09-30
Evofem Biosciences, Inc.
filed 2024-11-14
CIK 1618835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______ to ______

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

The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding as of November 8, 2024 was 100,328,686.

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

These forward-looking statements include, among other things, statements about:

●	our ability to maintain compliance with listing standards of the OTCQB® Venture Market to maintain the listing of our shares thereon;
●	our ability to continue as a going concern;
●	the Notice of Default and cancellation of Forbearance Agreement received by FuturePak, LLC and any potential legal action(s) against the Company and its assets that could be taken;
●	the requirement to change the name of Phexxi
●	the consummation of the transactions contemplated by the Amended and Restated Merger Agreement, as amended, and documents related thereto;
●	the Support Agreements related to the transactions contemplated under the Amended and Restated Merger Agreements as amended;
●	our ability to successfully integrate and commercialize SOLOSEC® (secnidazole) 2g oral granules (SOLOSEC);
●	our ability to remediate the material weaknesses in our internal controls and procedures identified by management;
●	our ability to obtain necessary approvals of any corporate action(s) needing stockholder, FINRA, or other approvals;
●	our ability to file Annual and Quarterly Reports on a timely basis;
●	our ability to raise additional capital to fund our operations if and as needed;
●	our ability to achieve and sustain profitability;
●	our estimates regarding our future performance including, without limitation, any estimates of potential future revenues;
●	estimates regarding market size;
●	our estimates regarding expenses, revenues, financial performance and capital requirements, including the length of time our capital resources will sustain our operations;
●	our ability to comply with the provisions and requirements of our debt arrangements, to avoid future defaults pursuant to our debt arrangements and to pay amounts owed, including any amounts that may be accelerated, pursuant to our debt arrangements;
●	estimates regarding health care providers’ (HCPs) recommendations of Phexxi® (lactic acid, citric acid, and potassium bitartrate) vaginal gel (Phexxi) to patients;
●	estimates regarding HCPs recommendations of SOLOSEC to patients suffering from the sexually transmitted infections (STIs) for which it is indicated;
●	the rate and degree of market acceptance of our products;
●	our ability to successfully commercialize and distribute our products and continue to develop our sales and marketing capabilities, particularly after any product rebrand;
●	our estimates regarding the timing and cost of a product rebrand;
●	our estimates regarding the effectiveness of our marketing campaigns;
●	our strategic plans for our business, including the commercialization of our products;
●	the potential for changes to current regulatory mandates requiring health insurance plans to cover U.S. Food and Drug Administration (FDA)-cleared or -approved contraceptive products or STI treatments without cost sharing;
●	our ability to obtain or maintain third-party payer coverage and adequate reimbursement, and our reliance on the willingness of patients to pay out-of-pocket for our products absent full or partial third-party payer reimbursement;
●	our ability to protect and defend our intellectual property position and our reliance on third party licensors;
●	our ability to obtain additional patent protection for our products;
●	our dependence on third parties for the manufacture of our products;
●	our ability to expand our organization to accommodate potential growth; and
●	our ability to retain and attract key personnel.

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

Our first commercial product, Phexxi, was approved by the FDA on May 22, 2020, for the prevention of pregnancy. Phexxi is the first and only non-hormonal prescription contraceptive gel. Women use it when they have sex, applying Phexxi 0-60 minutes prior to intercourse. Because Phexxi is hormone-free and non-systemic, it is not associated with side effects of hormonal contraceptive methods such as depression, weight gain, headaches, loss of libido, mood swings and irritability. Taking hormones may not be right for some women, especially those with certain medical conditions, including clotting disorders, hormone-sensitive cancers, diabetes or a BMI over 30, as well as women who are breast feeding, and / or smoke. More than 23.3 million women in the U.S. do not want to get pregnant and will not use a hormonal contraceptive.

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

Outside the U.S., the Company’s strategy is to commercialize Phexxi in global markets through commercial partnerships and/or license agreements. Phexxi was approved in Nigeria on October 6, 2022, as Femidence™ by the National Agency for Food and Drug Administration and Control. Phexxi has been submitted for approval in Mexico, Ethiopia and Ghana. In July 2024, we licensed commercial rights to Phexxi in the Middle East to Pharma 1 Drug Store, LLC, an emerging Emirati health care company (Pharma 1). Pharma 1 intends to file for regulatory approval of Phexxi in the United Arab Emirates (UAE) in the fourth quarter of 2024.

In July 2024 we acquired global rights to SOLOSEC. This FDA-approved single-dose oral antimicrobial agent provides a complete course of therapy for the treatment of two common sexual health infections – bacterial vaginosis (BV) and trichomoniasis (Trich). The SOLOSEC acquisition aligns with and advances our mission to improve access to innovative and differentiated options that impact women’s daily lives. We expect commercialization of SOLOSEC will benefit from our commercial infrastructure and strong physician relationships.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value and share data)

	As of
	September 30, 2024	December 31, 2023

Assets
Current assets:
Cash and cash equivalents	$-	$-
Restricted cash	722	580
Trade accounts receivable, net	5,393	5,738
Inventories	1,463	1,697
Prepaid and other current assets	999	1,195
Total current assets	8,577	9,210

Property and equipment, net	1,181	1,203
Operating lease right-of-use assets	127	106
Intangible asset, net (Note 7)	14,021	-
Other noncurrent assets	36	35
Total assets	$23,942	$10,554
Liabilities, convertible and redeemable preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$16,864	$17,020
Notes - carried at fair value (Note 4)	14,183	14,731
Convertible notes - Adjuvant (Note 4)	30,202	28,537
Short term debt	268	-
Accrued expenses	5,124	4,227
Accrued compensation	3,222	2,609
Operating lease liabilities - current	116	97
Derivative liabilities	162	1,926
Contingent liabilities – current (Note 7)	808	-
Other current liabilities	4,652	3,316
Other current liabilities - related party	685	-
Total current liabilities	76,286	72,463
Operating lease liabilities- noncurrent	10	8
Contingent liabilities – noncurrent (Note 7)	13,775	-
Total liabilities	90,071	72,471
Commitments and contingencies (Note 7)	-	-
Convertible and redeemable preferred stock, $0.0001 par value, senior to common stock
Series E-1 and F-1 convertible preferred stock, 2,300 and 95,000 shares authorized; 2,017 and 1,874 shares of E-1 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively; 23,540 and 22,280 shares of F-1 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	4,759	4,593
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2024 and December 31, 2023	-	-
Common Stock, $0.0001 par value; 3,000,000,000 shares authorized; 100,328,686 and 20,007,799 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	10	2
Additional paid-in capital	825,430	823,036
Accumulated other comprehensive loss	(1,707)	(849)
Accumulated deficit	(894,621)	(888,699)
Total stockholders’ deficit	(70,888)	(66,510)
Total liabilities, convertible and redeemable preferred stock and stockholders’ deficit	$23,942	$10,554

See accompanying notes to the condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Product sales, net	$4,496	$5,112	$12,259	$13,379

Operating Expenses:
Cost of goods sold	869	1,889	2,322	5,558
Amortization of intangible asset	301	-	301	-
Research and development	332	614	1,196	1,556
Selling and marketing	2,382	2,985	6,970	9,036
General and administrative	3,052	3,176	8,143	11,696
Total operating expenses	6,936	8,664	18,932	27,846
Loss from operations	(2,440)	(3,552)	(6,673)	(14,467)
Other income (expense):
Interest income	3	2	13	28
Other expense, net	(562)	(596)	(1,736)	(2,041)
Loss on issuance of financial instruments	-	(5,175)	(3,300)	(5,286)
Gain (loss) on debt extinguishment, net	(143)	75,337	977	75,337
Change in fair value of financial instruments	769	-	4,896	1,539
Total other income, net	67	69,568	850	69,577
Income (loss) before income tax	(2,373)	66,016	(5,823)	55,110
Income tax benefit (expense)	8	(11)	-	(17)
Net income (loss)	(2,365)	66,005	(5,823)	55,093
Convertible preferred stock deemed dividends	(5)	-	(99)	-
Net income (loss) attributable to common stockholders	$(2,370)	$66,005	$(5,922)	$55,093
Net income (loss) per share attributable to common stockholders:
Basic (Note 2)	$(0.02)	$15.34	$(0.09)	$21.42
Diluted (Note 2)	$(0.02)	$0.10	$(0.09)	$0.09
Weighted-average shares used to compute net income (loss) per share attributable to common shareholders:
Basic	96,459,121	4,236,477	64,924,454	2,524,302
Diluted	96,459,121	729,979,486	64,924,454	694,561,898

See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net income (loss)	$(2,365)	$66,005	$(5,823)	$55,093
Other comprehensive income (loss):
Change in fair value of financial instruments attributed to credit risk change (Note 4)	(1,069)	(455)	(1,001)	23,373
Reclassification adjustment related to debt extinguishment	143	(73,187)	143	(73,187)
Comprehensive income (loss)	$(3,291)	$(7,637)	$(6,681)	$5,279

See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE AND REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands, except share data)

	Series E-1 Convertible and Redeemable Preferred Stock		Series F-1 Convertible and Redeemable Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit

Balance as of January 1, 2024	1,874	$1,874	22,280	$2,719	20,007,799	$2	$823,036	$(849)	$(888,699)	$(66,510)
Issuance of common stock upon exercise of warrants	-	-	-	-	246,153	-	15	-	-	15
Issuance of common stock upon noncash exercise of purchase rights	-	-	-	-	17,725,000	2	87	-	-	89
Issuance of common stock upon conversion of notes	-	-	-	-	10,731,443	1	34	-	-	35
Stock-based compensation	-	-	-	-	-	-	237	-	-	237
Change in fair value of financial instruments attributed to credit risk change (Note 4)	-	-	-	-	-	-	-	324	-	324
Series E-1 Shares dividends	47	47	-	-	-	-	-	-	(47)	(47)
Net loss	-	-	-	-	-	-	-	-	(4,809)	(4,809)
Balance as of March 31, 2024	1,921	$1,921	22,280	$2,719	48,710,395	$5	$823,409	$(525)	$(893,555)	$(70,666)
Issuance of common stock upon noncash exercise of purchase rights	-	-	-	-	24,350,000	2	66	-	-	68
Issuance of common stock upon conversion of notes	-	-	-	-	9,768,291	1	15	-	-	16
Stock-based compensation	-	-	-	-	-	-	219	-	-	219
Change in fair value of financial instruments attributed to credit risk change (Note 4)	-	-	-	-	-	-	-	(256)	-	(256)
Series E-1 Shares dividends	47	47	-	-	-	-	-	-	(47)	(47)
Net loss	-	-	-	-	-	-	-	-	1,351	1,351
Balance as of June 30, 2024	1,968	$1,968	22,280	$2,719	82,828,686	$8	$823,709	$(781)	$(892,251)	$(69,315)
Issuance of common stock upon noncash exercise of purchase rights	-	-	-	-	17,500,000	2	9	-	-	11
Stock-based compensation	-	-	-	-	-	-	203	-	-	203
Extinguishment of Baker Notes (Note 4)	-	-	-	-	-	-	-	143	-	143
Change in fair value of financial instruments attributed to credit risk change (Note 4)	-	-	-	-	-	-	-	(1,069)	-	(1,069)
Series E-1 Shares dividends	49	5	-	-	-	-	-	-	(5)	(5)
Issuance of Series F-1 Shares to Aditxt (Related Party)	-	-	1,260	67	-	-	1,193	-	-	1,193
Allocation of reinstatement proceeds (Related Party)	-	-	-	-	-	-	316	-	-	316
Net loss	-	-	-	-	-	-	-	-	(2,365)	(2,365)
Balance as of September 30, 2024	2,017	$1,973	23,540	$2,786	100,328,686	$10	$825,430	$(1,707)	$(894,621)	$(70,888)

	Series E-1 Convertible and Redeemable Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit

Balance as of January 1, 2023	-	$-	984,786	$-	$817,367	$49,527	$(938,694)	$(71,800)
Issuance of common stock upon cash exercise of warrants	-	-	24,200	-	67	-	-	67
Issuance of common stock upon noncash exercise of Purchase Rights (Note 4)	-	-	718,704	-	180	-	-	180
Issuance of SSNs (Note 4)	-	-	-	-	1,629	-	-	1,629
Change in fair value of financial instruments attributed to credit risk change (Note 4)	-	-	-	-	-	15,460	-	15,460
Stock-based compensation	-	-	-	-	417	-	-	417
Net loss	-	-	-	-	-	-	(2,354)	(2,354)
Balance as of March 31, 2023	-	$-	1,727,690	$-	$819,660	$64,987	$(941,048)	$(56,401)
Issuance of common stock upon cash exercise of warrants			122,729	-	101	-	-	101
Issuance of common stock upon noncash exercise of Purchase Rights (Note 4)			673,820	-	6	-	-	6
Noncash reclassification of liability-classified derivatives to equity			-	-	53	-	-	53
Issuance of SSNs (Note 4)			-	-	499	-	-	499
Stock-based compensation			-	-	268	-	-	268
Change in fair value of financial instruments attributed to credit risk change (Note 4)			-	-	-	8,368	-	8,368
Net loss			-	-	-	-	(8,558)	(8,558)
Balance as of June 30, 2023	-	$-	2,524,239	$-	$820,587	$73,355	$(949,606)	$(55,664)
Issuance of common stock upon cash exercise of warrants	-	-	1	-	14	-	-	14
Issuance of common stock upon noncash exercise of Purchase Rights (Note 4)	-	-	2,767,332	-	-	-	-	-
Issuance of common stock upon conversion of note	-	-	388,638	-	-	-	-	-
Issuance of series E-1 convertible and redeemable preferred stock upon exchange of notes (Note 8)	1,800	1,800	-	-	(1,797)	(3)	-	(1,800)
Issuance of SSNs (Note 4)	-	-	-	-	3,563	-	-	3,563
Issuance of additional purchase rights due to price reset (Note 4)	-	-	-	-	4,904	-	-	4,904
Down round feature adjustment to financial instruments (Note 6)	-	-	-	-	1,023	-	(1,023)	-
Stock-based compensation	-	-	-	-	258	-	-	258
Extinguishment of Baker Notes (Note 4)	-	-	-	-	-	(73,187)	-	(73,187)
Change in fair value of financial instruments attributed to credit risk change (Note 4)	-	-	-	-	-	(452)	-	(452)
Net income	-	-	-	-	-	-	66,005	66,005
Balance as of September 30, 2023	1,800	$1,800	5,680,210	$-	$828,552	$(287)	$(884,624)	$(56,359)

See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2024	2023

Cash flows from operating activities:
Net income (loss)	$(5,823)	$55,093
Adjustments to reconcile net income (loss) to net cash, cash equivalents and restricted cash used in operating activities:
Loss on issuance of financial instruments	3,300	5,286
Gain on debt extinguishment	(977)	(75,337)
Change in fair value of financial instruments	(4,896)	(1,539)
Inventory write-down for excess & obsolescence	-	1,505
Loss on contingent liability	840	-
Stock-based compensation	659	943
Depreciation	25	455
Amortization of intangible asset	301	-
Noncash interest expense	1,673	1,702
Noncash right-of-use asset amortization	69	1,259
Net gain on lease termination	-	(466)
Net loss on disposal of property and equipment	11	1,858
Changes in operating assets and liabilities:
Trade accounts receivable	345	(5,196)
Inventories	234	1,348
Prepaid and other assets	195	3,231
Accounts payable	(211)	1,215
Accrued expenses and other liabilities	2,234	1,632
Accrued compensation	613	(355)
Operating lease liabilities	(69)	(1,432)
Net cash and restricted cash used in operating activities	(1,477)	(8,798)
Cash flows from investing activities:
Payments related to asset acquisition	(509)	-
Purchases of property and equipment	(14)	(4)
Net cash and restricted cash used in investing activities	(523)	(4)
Cash flows from financing activities:
Proceeds from issuance of common stock - exercise of warrants	-	174
Borrowings under term notes	397	5,262
Proceeds from issuance of preferred stock - Related Party	1,260	-
Proceeds from reinstatement of Merger Agreement - Related Party	1,000	-
Payments under term notes	(515)	(1,000)
Net cash and restricted cash provided by financing activities	2,142	4,436
Net change in cash, cash equivalents and restricted cash	142	(4,366)
Cash, cash equivalents and restricted cash, beginning of period	580	4,776
Cash, cash equivalents and restricted cash, end of period	$722	$410
Supplemental disclosure of noncash investing and financing activities:
Exchange of convertible notes to Series E-1 convertible preferred stock	-	1,800
Borrowings under term notes included in prepaid and other current assets	-	375
Net change in contingent consideration liabilities	13,743	-
Allocation of reinstatement proceeds - Related Party	316	-
Issuance of common stock upon exercise of purchase rights	168	186
Series E-1 shares deemed dividends	99	-
Right-of-use assets obtained for lease liabilities (fleet lease renewals)	90	-
Acquisition related amounts included in accounts payable and accrued expenses	70	-
Issuance of common stock upon conversion of notes	51	-
Issuance of common stock upon exercise of warrants	15	-
Purchases of property and equipment included in accounts payable and accrued expenses	78	-

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

The Company’s first commercial product, Phexxi® (lactic acid, citric acid, and potassium bitartrate) vaginal gel (Phexxi), was approved by the U.S. Food and Drug Administration (FDA) on May 22, 2020. It is the first and only FDA-approved, hormone-free, woman-controlled, on-demand prescription contraceptive gel. The Company commercially launched Phexxi in September 2020 and has grown net sales in each successive year. Phexxi net product sales were $16.8 million in 2022 and increased to $18.2 million in 2023.

On December 11, 2023, the Company entered into an Agreement and Plan of Merger, as amended, (the Merger Agreement) with Aditxt, Inc., a Delaware corporation (Aditxt) and Adifem, Inc. (f/k/a Adicure, Inc.), a Delaware corporation and a wholly-owned Subsidiary of Aditxt (Merger Sub), respectively, (collectively, the Parties), pursuant to which, and on the terms and subject to the conditions thereof, the Merger Sub is expected to merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Aditxt (the Merger). The Parties entered into an amended and restated Merger Agreement (the A&R Merger Agreement) in July 2024 and subsequently amended the A&R Merger Agreement in August, September, and October 2024. The parties are working towards a closing in 2025.

On July 14, 2024, the Company acquired global rights to SOLOSEC® (secnidazole) 2g oral granules. This FDA-approved single-dose oral antimicrobial agent provides a complete course of therapy for the treatment of two common sexual health infections – bacterial vaginosis (BV) and trichomoniasis. This acquisition aligns with and advances the Company’s mission to commercialize innovative and differentiated products for women’s sexual and reproductive health. The Transferred Assets, as defined in the SOLOSEC Asset Purchase Agreement, included all registered intellectual property related to SOLOSEC (SOLOSEC IP) as well as assorted SOLOSEC related documentation and contracts. The Company accounted for this acquisition as an asset acquisition, pursuant to which the Company recorded contingent liabilities for the fair value of future sales-based payments and an intangible asset for the fair value of the SOLOSEC IP plus certain transaction costs; see Note 6 – Fair Value of Financial Instruments and Note 7 – Commitments and Contingencies for more detailed information about the asset acquisition accounting and fair value methodology.

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

The unaudited interim condensed consolidated financial statements included in this report have been prepared on the same basis as the Company’s audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, cash flows, and statements of convertible and redeemable preferred stock and stockholders’ deficit for the periods presented. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results expected for the full year. The condensed consolidated balance sheet as of December 31, 2023 was derived from the 2023 Audited Financial Statements.

Risks, Uncertainties and Going Concern

Any disruptions in the commercialization of Phexxi or SOLOSEC and/or their supply chains could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

The Company’s principal operations are related to the commercialization of Phexxi and SOLOSEC, following its acquisition in July 2024. Additional activities have included raising capital, identifying alternative manufacturing to lower Phexxi cost of goods sold (COGS), seeking ex-U.S. licensing partners to add non-dilutive capital to the balance sheet, seeking product in-licensing/acquisition opportunities to expand and diversify the U.S. revenue stream, and establishing and maintaining a corporate infrastructure to support a commercial product. The Company has incurred operating losses and negative cash flows from operating activities since inception. As of September 30, 2024, the Company had a working capital deficit of $67.7 million and an accumulated deficit of $894.6 million.

Since October 3, 2022, the Company’s common stock has traded on the OTC Venture Market (the OTCQB) of the OTC Markets Group, Inc. (the OTC), a centralized electronic quotation service for over-the-counter securities, under the symbol “EVFM.” The OTCQB imposes, among other requirements, a minimum $0.01 per share bid price requirement (the Bid Price Requirement) for continued inclusion on the OTCQB. The closing bid price for the Company’s common stock must remain at or above $0.01 per share to comply with the Bid Price Requirement for continued listing. The Company received a written notice (the OTC Notice), dated August 28, 2024, from the OTC notifying the Company that, because the closing bid price for the Company’s common stock was below $0.01 per share for 30 consecutive trading days, the Company was not in compliance with the minimum closing bid price requirement for continued listing on OTCQB as set forth in the OTCQB listing standards, section 2.3 (the Minimum Bid Price Requirement). The OTC Notice had no immediate effect on the listing of the Company’s common stock on OTCQB. In accordance with OTCQB Listing Standards, Section 4.1 the Company had a compliance period of 90 days, or until November 26, 2024, to regain compliance with the Minimum Bid Price Requirement. On November 8, 2024, the OTC notified the Company that the Company’s closing bid price was equal to or greater than $0.01 for the preceding ten consecutive days and therefore the Company had regained compliance with the OTCQB listing standards and the matter is rectified as of November 7, 2024. As of November 8, 2024, the closing bid price was $0.0116.

Management’s plans to meet its cash flow needs in the next 12 months include generating recurring product revenue from Phexxi and SOLOSEC, restructuring its current payables, and obtaining additional funding through means such as the issuance of preferred stock to Aditxt as was done under the A&R Merger Agreement, as amended, non-dilutive financings, or through collaborations or partnerships with other companies, including license agreements for Phexxi and/or SOLOSEC in the U.S. or foreign markets, or other potential business combinations.

The Company anticipates it will continue to incur net losses for the foreseeable future. According to management estimates, liquidity resources as of September 30, 2024 were not sufficient to maintain the Company’s cash flow needs for the twelve months from the date of issuance of these condensed consolidated financial statements.

If the Company is not able to obtain the required funding through a significant increase in revenue, equity or debt financings, license agreements for Phexxi and/or SOLOSEC, or other means, or is unable to obtain funding on terms favorable to the Company, or if there is another event of default affecting the notes payable, or if the Company is enjoined from using the Phexxi mark, there will be a material adverse effect on commercialization operations and the Company’s ability to execute its strategic development plan for future growth. If the Company cannot successfully raise additional funding and implement its strategic development plan, the Company may be forced to make further reductions in spending, including spending in connection with its commercialization activities, extend payment terms with suppliers, liquidate assets where possible at a potentially lower amount than as recorded in the condensed consolidated financial statements, suspend or curtail planned operations, or cease operations entirely. Any of these could materially and adversely affect the Company’s liquidity, financial condition and business prospects, and the Company would not be able to continue as a going concern. The Company has concluded that these circumstances and the uncertainties associated with the Company’s ability to obtain additional equity or debt financing on terms that are favorable to the Company, or at all, and otherwise succeed in its future operations raise substantial doubt about the Company’s ability to continue as a going concern.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the notes thereto.

Significant estimates affecting amounts reported or disclosed in the condensed consolidated financial statements include, but are not limited to: the assumptions used in measuring the revenue gross-to-net variable consideration items; the trade accounts receivable credit loss reserve estimate; the assumptions used in estimating the fair value of convertible notes, preferred stock, warrants, purchase rights issued, asset acquisition intangible asset, and contingent liabilities; the assumptions used in the valuation of inventory; the useful lives of property and equipment; the recoverability of long-lived assets; and the valuation of deferred tax assets. These assumptions are more fully described in Note 3 – Revenue, Note 4 – Debt, Note 6 - Fair Value of Financial Instruments, Note 7 - Commitments and Contingencies, and Note 9 - Stock-based Compensation. The Company bases its estimates on historical experience and market-specific or other relevant assumptions that it believes to be reasonable under the circumstances and adjusts when facts and circumstances dictate. The estimates are the basis for making judgments about the carrying values of assets, liabilities and recorded expenses that are not readily apparent from other sources. As future events and their effects cannot be determined with precision, actual results may materially differ from those estimates or assumptions.

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

The Company is also subject to credit risk related to its trade accounts receivable from product sales. Its customers are located in the U.S. and consist of wholesale distributors, retail pharmacies, and mail-order specialty pharmacies. The Company extends credit to its customers in the normal course of business after evaluating their overall financial condition and evaluates the collectability of its accounts receivable by periodically reviewing the age of the receivables, the financial condition of its customers, and its past collection experience. Historically, the Company has not experienced any credit losses. As of September 30, 2024, based on the evaluation of these factors the Company did not record a reserve for expected credit loss.

Products are distributed primarily through three major distributors and mail-order pharmacies, who receive service fees calculated as a percentage of the gross sales, and a fee-per-unit shipped, respectively. These entities are not obligated to purchase any set number of units and distribute products on demand as orders are received.

For the three and nine months ended September 30, 2024, the Company’s three largest customers combined made up approximately 80% and 79% of its gross product sales, respectively. For the three and nine months ended September 30, 2023, the Company’s three largest customers combined made up approximately 86% and 85% of its gross product sales, respectively. As of September 30, 2024 and December 31, 2023, the Company’s three largest customers combined made up 90% and 87%, respectively, of its trade accounts receivable balance.

Significant Accounting Policies

There have been no changes to the significant accounting policies that were described in Note 2 – Summary of Significant Accounting Policies of the 2023 Audited Financial Statements in the Company’s Annual Report, other than the addition of policies on intangibles and contingent liabilities due to the SOLOSEC asset acquisition; see below.

Intangible Assets

Finite lived intangible assets, including the SOLOSEC IP acquired as part of the SOLOSEC asset acquisition as described further in Note 6 – Fair Value of Financial Instruments and Note 7 – Commitments and Contingencies, are amortized on a straight-line basis over their estimated useful lives. Intangible assets are typically only recognized when an asset is acquired as part of a business combination or asset acquisition and the initial value is based on the fair value of the asset as determined by a third-party valuation. In the case of intangible assets acquired through an asset acquisition, the initial value includes the fair value of the intangible plus any direct acquisition related expenses. For intangible assets acquired in an asset acquisition with contingent liabilities as part of the consideration, the Company will adjust the carrying value of the intangible assets as part of the quarterly adjustment to bring the contingent consideration to fair value. Additionally, the Company reviews the carrying amount of its amortizing intangible assets for possible impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When testing for impairment, the Company compares the undiscounted cash flows of the asset or asset group to its carrying value. If the estimated undiscounted cash flows exceed the carrying value, no impairment is recorded. If the undiscounted cash flows do not exceed the carrying value, an impairment is recorded to bring the carrying value of the asset down to its fair value.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of readily available cash in checking accounts and money market funds. Restricted cash consists of cash held in monthly time deposit accounts and letters of credit as described in Note 7- Commitments and Contingencies. During the nine months ended September 30, 2023, the letters of credit of $0.3 million for the Company’s fleet leases were released. Upon receipt of a notice of default from its landlord on March 20, 2023, for failing to pay March 2023 rent timely resulting in a breach under the office lease agreement, the Company’s letter of credit in the amount of $0.8 million in restricted cash was recovered by the landlord.

Additionally, the remaining funds of the $25.0 million received from the issuance of Adjuvant Notes (as defined below) in the fourth quarter of 2020 are classified as restricted cash since the Company is contractually obligated to use these funds for specific purposes.

For the nine months ended September 30, 2024 and 2023, the Company’s cash, cash equivalents, and restricted cash reported within the condensed consolidated statements of cash flows include restricted cash only.

Net Income (Loss) Per Share

Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. The net income (loss) available to common stockholders is adjusted for amounts in accumulated deficit related to the deemed dividends triggered for certain financial instruments. Such adjustment was immaterial and $0.1 million in the three and nine months ended September 30, 2024, respectively and zero in each of the three and nine months ended September 30, 2023. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, potentially dilutive securities are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive; therefore, basic and diluted net loss per share were the same for the three and nine months ended September 30, 2024. Potentially dilutive securities excluded from the calculation of diluted net loss per share are summarized in the table below. Common shares were calculated for the convertible preferred stock and the convertible debt using the if-converted method.

Three and Nine months ended September 30,
2024
Options to purchase common stock	3,747
Warrants to purchase common stock	20,807,539
Purchase rights to purchase common stock	1,529,448,899
Convertible debt	2,577,050,313
Series E-1 and F-1 preferred stock	1,659,594,703
Total (1)	5,786,905,201

(1)	The potentially dilutive securities in the table above include all potentially dilutive securities that are not included in the diluted EPS as per U.S. GAAP, whereas the total common stock reserved for future issuance in Note 8 – Convertible and Redeemable Preferred Stock and Stockholders’ Deficit includes the shares that must legally be reserved based on the applicable instruments’ agreements.

The following table sets forth the computation of net income attributable to common stockholders, weighted average common shares outstanding for diluted net income per share, and diluted net income per share attributable to common stockholders for the three and nine months ended September 30, 2023 (in thousands, except share and per share amounts).

	Three months ended September 30,	Nine months ended September 30,
	2023	2023
Numerator:
Net income attributable to common stockholders	$66,005	$55,093
Adjustments:
Change in fair value of purchase rights	4,904	5,008
Noncash interest expense on convertible debt, net of tax	361	1,064
Net loss attributable to common stockholders	$71,270	$61,165
Denominator:
Weighted average shares used to compute net loss attributable to common stockholder, basic	4,236,477	2,524,302
Add:
Pro forma adjustments to reflect assumed conversion of convertible debt	402,509,558	376,225,027
Pro forma adjustments to reflect assumed exercise of outstanding warrants and purchase rights	311,456,630	311,456,630
Pro forma adjustments to reflect the assumed conversion of Series E-1 Convertible Preferred Shares	12,925,778	4,355,940
Weighted average shares used to compute net loss attributable to common stockholder, diluted	731,128,443	694,561,899
Net loss per share attributable to common stockholders, diluted	$0.10	$0.09

Recently Adopted Accounting Pronouncements

No significant new standards were adopted during the nine months ended September 30, 2024.

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

3. Revenue

The Company recognizes revenue from the sale of Phexxi and SOLOSEC in accordance with ASC 606, Revenue from Contracts with Customers (ASC 606). The provisions of ASC 606 require the following steps to determine revenue recognition: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

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

The amount of revenue recognized by the Company is equal to the amount of consideration that is expected to be received from the sale of products to its customers. Revenue is only recognized when the performance obligation is satisfied. To determine whether a significant reversal will occur in future periods, the Company assesses both the likelihood and magnitude of any such potential reversal of revenue.

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

Product returns – Customers have the right to return product that is within six months or less of the labeled expiration date or that is past the expiration date by no more than twelve months. Phexxi was commercially launched in September 2020 with a 30-month shelf life. The shelf life increased to 48 months in June 2022. SOLOSEC has a shelf life of 60 months. The Company uses historical sales and return data to estimate future product returns. Product return estimates are recorded as other current liabilities on the condensed consolidated balance sheets.

The variable considerations discussed above were recorded in the condensed consolidated balance sheets and consisted of $0.2 million and $0.3 million in contra trade accounts receivable as of September 30, 2024 and December 31, 2023, respectively, and $4.5 million and $3.2 million in other current liabilities as of September 30, 2024 and December 31, 2023, respectively.

4. Debt

Baker Notes (temporarily owned by Aditxt from December 11, 2023 through February 26, 2024 and owned by Future Pak, LLC since July 23, 2024)

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

The Baker Notes have a five-year term, with no pre-payment ability during the first three years. Interest on the unpaid principal balance of the Baker Notes (the Baker Outstanding Balance) accrues at 10.0% per annum, with interest accrued during the first year from the two respective closing dates recognized as payment-in-kind. The effective interest rate for the period was 10.0%. Accrued interest beyond the first year of the respective closing dates is to be paid in arrears on a quarterly basis in cash or recognized as payment-in-kind, at the direction of the Baker Purchasers. As discussed below, with the amendment to the Baker Bros. Purchase Agreement, interest payments were paid in-kind. Interest pertaining to the Baker Notes for the three and nine months ended September 30, 2024 was approximately $2.7 million and $7.8 million, respectively, which was added to the outstanding principal balance. Interest pertaining to the Baker Notes for the three and nine months ended September 30, 2023 was approximately $2.4 million and $6.2 million, respectively, which was added to the outstanding principal balance. The Company accounts for the Baker Notes under the fair value method as described below and, therefore, the interest associated with the Baker Notes is included in the fair value determination.

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

The First Baker Amendment extended, effective upon the Company’s achievement of the Financing Threshold, the affirmative covenant to achieve $100.0 million in cumulative net sales of Phexxi by June 30, 2022 to June 30, 2023. Additionally per the First Baker Amendment, if the Company were to issue warrants to purchase capital stock of the Company (or other similar consideration) in any equity financing that closed on or prior to the date on which the Company met the Financing Threshold, the Company was required to issue to the Baker Purchasers an equivalent coverage of warrants (or other similar consideration) on the same terms as if the Baker Purchasers had participated in the financing in an amount equal to the then outstanding principal of Baker Notes held by the Baker Purchasers. In satisfaction of this requirement and in connection with the closing of the May 2022 Public Offering, the Company issued warrants to purchase 582,886 shares of the Company’s common stock at an exercise price of $93.75 per share to the Baker Purchasers (the June 2022 Baker Warrants). As required by the terms of the First Baker Amendment, the June 2022 Baker Warrants have substantially the same terms as the warrants issued in the May 2022 Public Offering. Refer to Note 8 – Convertible and Redeemable Preferred Stock and Stockholders’ Deficit for further information. The exercise price of the initial Baker Warrants and the June 2022 Baker Warrants was reset multiple times as a result of various Notes issuances in accordance with the agreement. The exercise price was $0.0154 per share as of September 30, 2024.

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

On September 15, 2022, the Company entered into the third amendment to the Baker Bros. Purchase Agreement (the Third Baker Amendment), pursuant to which the conversion price was amended to $26.25, subject to adjustment for certain dilutive Company equity issuance adjustments for a two-year period; an interest make-whole payment due in certain circumstances was removed; and certain change of control and liquidation payment amounts were reduced from three times the outstanding amounts of the Baker Notes to two times the outstanding amounts. In addition, the Third Baker Amendment provided that the Company may make future interest payments to the Baker Purchasers in kind or in cash, at the Company’s option. On the same day, the Company also entered into a Secured Creditor Forbearance Agreement with the Baker Purchasers (Forbearance Agreement), according to which the Baker Purchasers agreed to forebear the defaults that existed at that time.

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

The Company paid the required $1.0 million upfront payment in September 2023 and is required to make quarterly cash payments based upon a percentage of the Company’s global net product revenue. The cash payments will be determined based upon the quarterly global net revenue of Phexxi according to the table below.

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

Regardless of the percentage paid, the quarterly cash payment amounts, along with the $1.0 million upfront payment, will be deducted from the Repurchase Price as Applicable Reductions. Quarterly cash payments that will be treated as Applicable Reductions paid to date as of September 30, 2024 amount to $0.5 million.

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

Due to the execution of the Fourth Baker Amendment, the Company reviewed the Baker Notes in accordance with ASC 470, Debt (ASC 470). Because the Baker Notes were recorded under the FVO, the Fourth Amendment was outside the scope of ASC 470-60 and as such did not qualify as a troubled debt restructuring (TDR). The Baker Notes were evaluated in accordance with ASC 470 and were determined to have failed certain qualitative factors to qualify as a modification and, therefore, were accounted for as an extinguishment. The Company removed the fair value of the old Baker Notes of $15.6 million and the related accumulated other comprehensive income of $73.2 million as of the date of extinguishment and recorded the fair value of the new Baker Notes, as measured on the date of the Baker Fourth Amendment as $12.5 million, and recognized a gain of approximately $75.3 million within the condensed consolidated statements of operations, in the gain (loss) on debt extinguishment line item, upon extinguishment in the year ended December 31, 2023. The gain included recognizing $73.2 million that had previously been a component of other comprehensive income as part of the prior quarterly revaluations using the valuation methods discussed in Note 6 – Fair Value of Financial Instruments.

As part of the consideration for the Merger, on December 11, 2023, the Baker Purchasers signed an agreement to assign the Baker Notes to Aditxt (the December Assignment Agreement). Upon execution of the December Assignment Agreement, Aditxt assumed all terms under the Baker Notes, with Aditxt becoming the new senior secured debtholder of the Company, governed by the requirements under the Fourth Baker Amendment. The Baker Notes were re-assigned back to the Baker Purchasers on February 26, 2024 (the February Assignment Agreement).

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

On July 23, 2024, the Company consented to the transfer of ownership of the senior secured notes from Baker Brothers Life Sciences, 667, L.P., and Baker Bros. Advisors, LP, each a Delaware limited partnership (collectively, Baker) to Future Pak, LLC, a Michigan limited liability company (the Assignee). The terms of the senior secured notes were not changed in connection with the assignment from Baker to the Assignee. Due to the July 2024 assignment, the Company reviewed the Baker Notes in accordance with ASC 470. The Baker Notes, having been effectively terminated, were extinguished on July 23, 2024, resulting in removing the fair value of the old Baker Notes of $12.3 million and the related accumulated other comprehensive income of $0.1 million as of the date of the extinguishment. The Company also recognized a loss of approximately $0.1 million within the condensed consolidated statements of operations, in the gain (loss) on debt extinguishment line item for the three and nine months ended September 30, 2024. The newly re-assigned Baker Notes were subsequently recorded at fair value using the valuation methods discussed in Note 6 – Fair Value of Financial Instruments.

The Company did not repurchase the Baker Notes prior to September 8, 2024 for a repurchase price of $14.0 million less applicable reductions. As of September 30, 2024, the Baker Notes are recorded at fair value in the condensed consolidated balance sheet as short-term Notes – carried at fair value with a total fair value of $13.9 million, and the total outstanding balance including principal and accrued interest is $106.9 million. As of December 31, 2023, the Baker Notes are recorded at fair value in the condensed consolidated balance sheet as short-term convertible notes payable with a total balance of $13.5 million, and the total outstanding balance including principal and accrued interest is $99.5 million. During the three and nine months ended September 30, 2024, the Company paid a total of $0.1 million and $0.4 million, respectively, in required cash payments as described above. No such payments were required in the prior year.

On September 27, 2024, the Assignee, as agent for the Purchasers (in such capacity, the Designated Agent) provided a Notice of Event of Default and Reservation of Rights (the September 2024 Notice of Default) relating to the Securities Purchase and Security Agreement dated April 23, 2020, as amended, by and among the Company, Designated Agent, as certain guarantors and the purchasers (each a Purchaser and collectively Purchasers). The September 2024 Notice of Default claims that by entering into arrangements to repay certain existing obligations, including obligations owed to the U.S. Department of Health and Human Services, an Event of Default has occurred under Section 9.1(e) of the SPA.

According to the Notice of Default, the Designated Agent has accelerated repayment of the outstanding principal balance owed by the Company under the Securities Purchase Agreement. If all Purchasers exercise the Section 5.7 Option (as defined below), the repurchase price would be equal to the total outstanding balance, including principal and accrued interest. Pursuant to Section 5.7(b) of the SPA, upon the occurrence of an Event of Default, each Purchaser may elect, at its option, to require the Company to repurchase the Note held by such Purchaser (or any portion thereof) at a repurchase price equal to two times the sum of the outstanding principal balance and all accrued and unpaid interest thereon, due within three business days after such Purchaser delivers a notice of such election (the Section 5.7 Option).

On October 27, 2024, the Designated Agent sent an amended and supplemented notice to the Initial Notice of Default (the Amended Notice of Default) which adds new claims of default based on the Company’s current repayment agreements of existing obligations, including obligations owed to the U.S. Department of Health and Human Services, an Event of Default has occurred under Section 9.1(e) of the Baker Bros. Purchase Agreement, as amended. Furthermore, the Amended Notice stated that, because the events of default described in the Amended Notice of Default are not the certain prior events of default listed in the Forbearance Agreement (Specified Defaults), the Designated Agent and the holders of the senior secured promissory notes described in the SPA thereby provided notice to the Company that the Forbearance Agreement is terminated as of October 27, 2024.

On November 8, 2024, the Designated Agent sent an amended and supplemented notice to the Notices (the Third Amended Notice of Default) which adds new claims of default based on (i) the Company’s failure to maintain a cash position of $1.0 million or greater, as required under Section 5(b) of the Forbearance Agreement (ii) the Company’s failure to deliver financial and operating reports in accordance with the timeline required under the Section 8.1(n) of the Baker Stock Purchase Agreement, and (iii) to clarify the outstanding balance under the notes of the Baker Stock Purchase Agreement plus all accrued and unpaid interest thereon, in the sum of approximately is $107.0 million as opposed to the Repurchase Price as defined in the Fourth Amendment.

The Company strongly disagrees with the Designated Agent’s claim that an Event of Default has occurred. The Company intends to vigorously contest any attempt by the Designated Agent and the Purchasers to exercise their default rights and remedies under the SPA.

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

The Adjuvant Notes have a five-year term and, in connection with certain Company change of control transactions, the Adjuvant Notes may be prepaid at the option of the Company or will become payable on the date of the consummation of a change of control transaction at the option of the Adjuvant Purchasers. The Adjuvant Notes accrue interest at 7.5% per annum on a quarterly basis in arrears to the outstanding balance of the Adjuvant Notes and are recognized as payment-in-kind. The effective interest rate for the nine months ended September 30, 2024 was 7.5%.

Interest expense for the Adjuvant Notes consists of the following, and is included in other expense, net on the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Coupon interest	$556	$516	$1,637	$1,520
Amortization of issuance costs	-	51	28	179
Total	$556	$567	$1,665	$1,699

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

On April 4, 2022, the Company entered into the first amendment to the Adjuvant Purchase Agreement (the Adjuvant Amendment). The Adjuvant Amendment extended the affirmative covenant to achieve $100.0 million in cumulative net sales of Phexxi by June 30, 2022 to June 30, 2023. The Adjuvant Amendment also provided for an adjustment to the conversion price of the Adjuvant Notes such that the conversion price (the Conversion Price) for these Notes, effective as of the May 2023 reverse stock split, will now be the lesser of (i) $678.49 and (ii) 100% of the lowest price per share of common stock (or with respect to securities convertible into common stock, 100% of the applicable conversion price) sold in any equity financing until the Company met the Qualified Financing Threshold. Effective as of the Company’s achievement of the Qualified Financing Threshold, the automatic conversion provisions in the Agreement were further amended to provide that the Adjuvant Notes will automatically convert into shares of the Company’s common stock at the Conversion Price immediately following the earliest of the time at which the (i) 30-day value-weighted average price of the Company’s common stock is $18,750 per share, or (ii) the Company achieves cumulative net sales of Phexxi of $100.0 million, provided such net sales were achieved prior to July 1, 2023.

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

On September 15, 2022, the Company also entered into the second amendment to the Adjuvant Purchase Agreement (the Second Adjuvant Amendment), pursuant to which the conversion price per share was reduced to $26.25, subject to adjustment for certain dilutive Company equity issuance adjustments for a two-year period. In addition, the Company entered into an exchange agreement, pursuant to which the Adjuvant Purchasers agreed to exchange 10% of the outstanding amount of the Adjuvant Notes as of September 15, 2022 (or $2.9 million) for rights to receive 109,842 shares of common stock (the Adjuvant Purchase Rights). The number of shares for each Adjuvant Purchase Right was initially fixed, but is subject to certain customary adjustments, and, until the second anniversary of issuance (i.e., October 14, 2022), adjustments for certain dilutive Company equity issuances. Refer to Note 8 – Convertible and Redeemable Preferred Stock and Stockholders’ Deficit for discussion regarding additional issuances of purchase rights under this provision. The Adjuvant Purchase Rights expire on June 28, 2027 and do not have an exercise price per share and, therefore, will not result in cash proceeds to the Company. As of September 30, 2024, all Adjuvant Purchase Rights remain outstanding. The conversion price of the Adjuvant Notes was $0.0154 as of September 30, 2024. Assuming this conversion price per share, the Adjuvant Notes could be converted into 1,961,188,772 shares of common stock.

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

As of September 30, 2024, the Adjuvant Notes are recorded in the condensed consolidated balance sheet as short-term convertible notes payable with a total balance of $30.2 million. The balance is comprised of $22.5 million in principal, net of unamortized debt issuance costs, and $7.7 million in accrued interest. As of December 31, 2023, the Adjuvant Notes were recorded in the condensed consolidated balance sheet as short-term convertible notes payable with a total balance of $28.5 million. The balance was comprised of $22.5 million in principal, net of unamortized debt issuance costs, and $6.1 million in accrued interest.

Term Notes

December 2022 and February, March, April, July, August, and September 2023 Notes (SSNs)

The Company entered into eight Securities Purchase Agreements (SPAs) between December 2022 and September 2023 with certain investors. Each of the agreements was materially similar. The variable details of each SPA, such as the principal amount of each note offering, net proceeds, and maturity date, are outlined in the table below. Pursuant to each SPA, the Company agreed to sell in a registered direct offering (i) unsecured 8.0% senior subordinated notes with the maturity dates and aggregate issue prices (ii) warrants to purchase the listed number of shares of the Company’s common stock, $0.0001 par value per share (including prefunded common stock Warrants as a part of the September 2023 SPA) and (iii) Series D Preferred Stock (the Preferred Shares; December 2022 SPA only) (collectively, the Senior Subordinated Notes, or SSNs). The SSNs had net proceeds to the Company, and are convertible at, the amounts listed below. Assuming the applicable conversion price per share, the SSNs could be converted into 615,861,541 shares of common stock as of September 30, 2024.

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

On December 21, 2023, warrants to purchase up to 9,972,074 shares of the Company’s common stock were exchanged for 613 shares of the Company’s series F-1 convertible and redeemable preferred stock (Series F-1 Shares, as defined below). The Series F-1 Shares, some of which were also issued based on the partial value of certain purchase rights, as described above, were immediately exchanged for Aditxt series A-1 preferred stock; 22,280 and 23,540 Series F-1 Shares were outstanding as of December 31, 2023 and September 30, 2024, respectively, and held by Aditxt. The Series F-1 Shares are to be cancelled, without the right to receive compensation, upon the consummation of the Merger.

Summary of SSNs and Warrants at Issuance (December 2022 to September 2023):

						Conversion Price
Notes	Principal At Issuance (in Thousands)	Net Proceeds Before Issuance Costs (in Thousands)	Common Warrants	Preferred Shares	Maturity Date	At Issuance	At 9/30/2023	At 12/31/2023	At 3/31/2024	At 6/30/2024	At 9/30/2024
December 2022 Notes	$2,308	$1,500	369,230	70 - Series D	12/21/2025	$6.25	$0.0845	$0.0615	$0.0158	$0.0154	$0.0154
February 2023 Notes(1)	1,385	900	653,538	-	2/17/2026	$2.50	$0.0845	$0.0615	$0.0158	$0.0154	$0.0154
March 2023 Notes	600	390	240,000	-	3/17/2026	$2.50	$0.0845	$0.0615	$0.0158	$0.0154	$0.0154
March 2023 Notes(2)	538	350	258,584	-	3/20/2026	$2.50	$0.0845	$0.0615	$0.0158	$0.0154	$0.0154
April 2023 Notes	769	500	615,384	-	3/6/2026	$1.25	$0.0845	$0.0615	$0.0158	$0.0154	$0.0154
July 2023 Notes	1,500	975	1,200,000	-	3/6/2026	$1.25	$0.0845	$0.0615	$0.0158	$0.0154	$0.0154
August 2023 Notes	1,000	650	799,999	-	8/4/2026	$1.25	$0.0845	$0.0615	$0.0158	$0.0154	$0.0154
September 2023 Notes(3)	2,885	1,875	26,997,041	-	9/26/2026	$0.13	$0.13	$0.0615	$0.0158	$0.0154	$0.0154
Total Offerings	$10,985	$7,140	31,133,776

(1)	Warrants include 99,692 issued to the placement agent.
(2)	Warrants include 43,200 issued to the placement agent.
(3)	Warrants include 22,189,349 common warrants at $0.13 per share and 4,807,692 pre-funded warrants exercisable at $0.001 per share.

Short-term Debt

Insurance Premium Finance Agreement

In June 2024, the Company entered into an insurance premium finance agreement with First Insurance Funding (FIF) to finance a portion of its current policy year’s Directors and Officers (D&O) and general insurance policies. The total amount financed was $0.4 million at an annual interest rate of 8.57%. The Company will make nine equal payments, which commenced in July 2024. The Company recorded the total financed amount as a Short-term debt on the condensed consolidated balance sheet. The interest expense, included in Other expense, net, in the condensed consolidated statement of operations, was immaterial for the three and nine months ended September 30, 2024.

5. Balance Sheet Details

Inventories

Inventories consist of the following (in thousands) for the period indicated:

	September 30, 2024	December 31, 2023
Raw materials (1)	$423	$520
Work in process	863	386
Finished goods (1)(2)	177	791
Total	$1,463	$1,697

(1)	The raw materials and finished goods balances include a combined estimated reserve on obsolescence and excess inventory which might not be sold prior to its expiration of $0.3 million as of both September 30, 2024 and December 31, 2023. These estimates are based upon assumptions about future manufacturing needs and gross sales of Phexxi. Inventory associated with the additional write-down of $1.3 million recorded during the year ended December 31, 2023, was disposed and no longer in the inventory balance as of December 31, 2023.

(2)	The finished goods balance as of September 30, 2024 includes an immaterial amount of SOLOSEC finished goods inventory. No such inventory existed at December 31, 2023. None of the reserve on obsolescence and excess inventory was related to SOLOSEC product.

Prepaid and Other Current Assets

Prepaid and other current assets consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Insurance	$627	$777
Research & development	23	13
Short-term deposits	202	76
Other	147	329
Total	$999	$1,195

Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	Useful Life	September 30, 2024	December 31, 2023
Research equipment	5 years	$585	$586
Computer equipment and software	3 years	145	647
Construction in-process	-	1,146	1,156
		1,876	2,389
Less: accumulated depreciation		(695)	(1,186)
Total, net		$1,181	$1,203

Depreciation expense for property and equipment was immaterial in both the three and nine months ended September 30, 2024. Depreciation expense for property and equipment was immaterial and $0.5 million in the three and nine months ended September 30, 2023, respectively.

Intangible Asset, Net

Intangible asset, net, consists of the following (in thousands):

	Useful Life	September 30, 2024	December 31, 2023
Intellectual property	11 years	$14,322	$-
Less: accumulated amortization		(301)	-
Total, net		$14,021	$-

The intangible asset relates entirely to the asset acquired with the SOLOSEC asset acquisition and as described further in Note 7 – Commitments and Contingencies, the useful life is based on the SOLOSEC IP patent expiration. Additional acquired intellectual property could have a different useful life. Amortization expense was $0.3 million in both the three and nine months ended September 30, 2024. Amortization expense is expected to be approximately $0.3 million in the three months ended December 31, 2024 and approximately $1.3 million in each year thereafter until the intangible asset is fully amortized. As described in Note 2 – Summary of Significant Accounting Policies, the intangible asset value is adjusted at each reporting date in conjunction with the mark-to-market adjustment of the contingent liabilities, which could impact the expected amortization.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Clinical trial related costs	$2,498	$2,498
Accrued royalty	1,723	1,146
Other	903	583
Total	$5,124	$4,227

6. Fair Value of Financial Instruments

Fair Value of Financial Liabilities

The following tables summarize the Company’s convertible debt instruments as of September 30, 2024 and December 31, 2023, respectively (in thousands):

					Fair Value
As of September 30, 2024	Principal Amount	Unamortized Issuance Costs	Accrued Interest	Net Carrying Amount	Amount	Leveling
Baker Notes(1)(2)	$106,869	$-	$-	$106,869	$13,876	Level 3
Adjuvant Notes(3)	22,500	-	7,702	30,202	N/A	N/A
December 2022 Notes(1)	953	-	-	953	31	Level 3
February 2023 Notes (1)	961	-	-	961	31	Level 3
March 2023 Notes (1)	1,185	-	-	1,185	38	Level 3
April 2023 Notes (1)	866	-	-	866	28	Level 3
July 2023 Notes (1)	1,296	-	-	1,296	42	Level 3
August 2023 Notes (1)	1,097	-	-	1,097	36	Level 3
September 2023 Notes (1)	3,126	-	-	3,126	101	Level 3
Totals	$138,853	$-	$7,702	$146,555	$14,183	N/A

					Fair Value
As of December 31, 2023	Principal Amount	Unamortized Issuance Costs	Accrued Interest	Net Carrying Amount	Amount	Leveling
Baker Notes(1)(2)	$99,460	$-	$-	$99,460	$13,510	Level 3
Adjuvant Notes(3)	22,500	(27)	6,064	28,537	N/A	N/A
December 2022 Notes(1)	940	-	-	940	118	Level 3
February 2023 Notes (1)	905	-	-	905	118	Level 3
March 2023 Notes (1)	1,204	-	-	1,204	157	Level 3
April 2023 Notes (1)	816	-	-	816	106	Level 3
July 2023 Notes (1)	1,534	-	-	1,534	202	Level 3
August 2023 Notes (1)	1,033	-	-	1,033	136	Level 3
September 2023 Notes (1)	2,945	-	-	2,945	384	Level 3
Totals	$131,337	$(27)	$6,064	$137,374	$14,731	N/A

(1)	These liabilities are/were carried at fair value in the condensed consolidated balance sheets. As such, the principal and accrued interest was included in the determination of fair value. The related debt issuance costs were expensed.

(2)	The Baker Notes principal amount includes $22.2 million and $13.7 million of interest paid in-kind as of September 30, 2024, and December 31, 2023, respectively.

(3)	The Adjuvant Notes are recorded in the condensed consolidated balance sheets at their net carrying amount which includes principal and accrued interest, net of unamortized issuance costs.

The following tables summarize the Company’s derivative liabilities as of September 30, 2024 and December 31, 2023 as discussed in Note 8 – Convertible and Redeemable Preferred Stock and Stockholders’ Deficit (in thousands):

	Fair Value
	September 30, 2024	December 31, 2023	Leveling
Purchase rights	$162	$1,926	Level 3
Total derivative liabilities	$162	$1,926

Change in Fair Value of Level 3 Financial Liabilities

The following table summarizes the changes in Level 3 financial liabilities related to Baker Notes and SSNs measured at fair value on a recurring basis for the three and nine months ended September 30, 2024 (in thousands):

	Baker Notes (Assigned to Future Pak; Note 4)	Total SSNs (Note 4)	Total
Balance at June 30, 2024	$12,280	$959	$13,239
Balance at issuance	12,280	-	12,280
Extinguishment/conversion	(12,280)	-	(12,280)
Payments	(125)	-	(125)
Change in fair value presented in the condensed consolidated statements of comprehensive income (loss)	1,721	(652)	1,069
Balance at September 30, 2024	$13,876	$307	$14,183

	Baker Notes (Assigned to Future Pak; Note 4)	Total SSNs (Note 4)	Total
Balance at December 31, 2023	$13,510	$1,221	$14,731
Balance at issuance	24,670	-	24,670
Extinguishment/conversion	(25,790)	(51)	(25,841)
Payments	(378)	-	(378)
Change in fair value presented in the condensed consolidated statements of comprehensive income (loss)	1,864	(863)	1,001
Balance at September 30, 2024	$13,876	$307	$14,183

The following table summarizes the changes in Level 3 financial liabilities related to Baker Notes and SSNs measured at fair value on a recurring basis for the three and nine months ended September 30, 2023 (in thousands):

	Baker Notes	Total SSNs (Note 4)	Total
Balance at June 30, 2023	$15,600	$-	$15,600
Balance at issuance	13,450	208	13,658
Debt repayment	(1,000)	-	(1,000)
Extinguishment	(15,600)	-	(15,600)
Change in fair value presented in the condensed consolidated statements of comprehensive income (loss)	-	452	452
Balance at September 30, 2023	$12,450	$660	$13,110

	Baker Notes	Total SSNs (Note 4)	Total
Balance at December 31, 2022	$39,260	$156	$39,416
Balance at issuance	13,450	220	13,670
Debt repayment	(1,000)	-	(1,000)
Extinguishment	(13,450)	-	(15,600)
Change in fair value presented in the condensed consolidated statements of comprehensive income (loss)	(23,660)	284	(23,376)
Balance at September 30, 2023	$12,450	$660	$13,110

The following table summarizes the changes in Level 3 financial liabilities related to derivative liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2024 (in thousands):

	Purchase Rights	Derivative Liabilities Total
Balance at June 30, 2024	$942	$942
Exercises	(11)	(11)
Change in fair value presented in the condensed consolidated statements of operations	(769)	(769)
Balance at September 30, 2024	$162	$162

	Purchase Rights	Derivative Liabilities Total
Balance at December 31, 2023	$1,926	$1,926
Balance at issuance	3,300	3,300
Exercises	(168)	(168)
Change in fair value presented in the condensed consolidated statements of operations	(4,896)	(4,896)
Balance at September 30, 2024	$162	$162

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

Starting in the third quarter of 2023, the fair value of the Baker Notes is determined using a Monte Carlo simulation-based model. The Monte Carlo simulation was used to take into account several embedded features and factors, including the exercise of the repurchase right, the Company’s future revenues, meeting certain debt covenants, the maturity term of the note and dissolution. For the dissolution scenario, the cost approach, an adjusted net asset value method was used to determine the net recoverable value of the Company, including an estimate of the fair value of the Company’s intellectual property. The estimated fair value of the Company’s intellectual property was valued using a relief from royalty method which required management to make significant estimates and assumptions related to forecasts of future revenue, and the selection of the royalty (5.0%) and discount (15.0%) rates.

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

SSNs

The fair values of the SSNs issued, as described in Note 4 – Debt, were determined using the methods described above in Valuation Methodology using the residual value of the Company after the fair value of the Baker Notes. The quarterly valuation adjustments for the three and nine months ended September 30, 2024 were respectively recorded as a $0.7 million and a $0.9 million change in fair value of financial instruments attributed to credit risk change in the condensed consolidated comprehensive statements of income (loss). The quarterly valuation adjustments for the three and nine months ended September 30, 2023 were recorded as a $0.5 million and a $0.3 million change in fair value of financial instruments attributed to credit risk change in the condensed consolidated comprehensive statements of income (loss).

Purchase Rights

The Adjuvant Purchase Rights and the May Note Purchase Rights (collectively Purchase Rights) are recorded as derivative liabilities in the condensed consolidated balance sheets. The Purchase Rights are valued using an OPM, like a Black-Scholes Methodology, with changes in the fair value being recorded in the condensed consolidated statements of operations. The assumptions used in the OPM are considered level 3 assumptions and include, but are not limited to, the market value of invested capital, the cumulative equity value of the Company as a proxy for the exercise price and the expected term the Purchase Rights will be held prior to exercise and a risk-free interest rate.

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

SOLOSEC Asset Acquisition Intangible Asset and Contingent Liabilities

The total consideration for the SOLOSEC asset acquisition included an up-front payment (paid at closing), sales-based payments to be paid over the next 15 years (the Earnout Term) in each year in which SOLOSEC adjusted net revenue is over a specified threshold, a $10.0 million one-time payment once the cumulative SOLOSEC adjusted net revenues reach $100 million, and assumption of quarterly royalty payments based on SOLOSEC net revenue. As discussed in Note 7 – Commitments and Contingencies, the fair value of the consideration is attributed to the SOLOSEC product line and was therefore recorded as an intangible asset.

The fair value of the total consideration, including cash paid and future sales-based payments, is determined using a Monte Carlo simulation model, which assumes the Company’s revenue follows a geometric Brownian motion. Using specific revenue factors, including expected growth, risk adjustments, and revenue volatility, future revenues were simulated through the Earnout Term to assess whether sales-based payments would be triggered in each relevant period, as stipulated by the SOLOSEC Asset Purchase Agreement. The average output of the Monte Carlo simulations for each period provides the expected payment value, which is then discounted to its present value to derive the fair value of future sales-based payments and recorded as contingent liabilities. The discount rate is based on (i) the risk-free rate, plus (ii) a credit spread reflecting the Company’s interest-bearing debt, (iii) an additional spread to account for credit migration as of the valuation date, and (iv) a further incremental spread to reflect that the contingent liabilities is subordinated obligations relative to the Company’s other debt obligations.

The fair value of the SOLOSEC contingent liabilities is subject to uncertainty due to the assumptions made by management that are used in the Monte Carlo simulation-based model. These factors include the estimated future SOLOSEC net revenue, the risk-neutral revenue calculation and simulation assumptions, payment timing, and the discount rate.

The fair value of the SOLOSEC contingent liabilities will be updated at each reporting period using the methodology described above. Any changes to the fair value will be recorded as an adjustment to the carrying value of both the contingent liabilities and the SOLOSEC IP intangible asset as per ASC 323, Investments – Equity Method and Joint Ventures (ASC 323). Periodic intangible amortization will also be updated based on the new fair value of the SOLOSEC IP.

7. Commitments and Contingencies

Asset Acquisition and Contingent Liabilities

SOLOSEC

The Company reviewed the SOLOSEC acquisition in accordance with ASC 805, Business Combinations (ASC 805), including applying the screen test, and determined that it was out of scope of the ASC 805 because the acquired asset did not constitute a business or nonprofit activity. In accordance with ASC 805, the Company engaged a third-party valuation specialist to provide a fair value for the SOLOSEC IP as well as for the total consideration. Per the valuation, the fair value of the SOLOSEC IP exceeded 90% of the total consideration, which indicates that the screen test failed. Further, the Company did not acquire any substantive processes, which indicates that the acquisition is an asset acquisition rather than a business combination. The Company recorded the fair value of the future sales-based payments as contingent liabilities in accordance with ASC 450, Contingencies (ASC 450) and the fair value of the total consideration plus the transaction costs as an intangible asset in accordance with ASC 350, Intangibles (ASC 350). The total intangible asset will be amortized over the expected remaining useful life of the assets, which is 11 years.

Per the Transition Services Agreement (TSA) entered into in conjunction with the SOLOSEC asset acquisition, the Company is committed to purchasing finished goods inventory from the seller through a transition period ending in November 2026 at a pre-defined unit price. The total expected commitment is approximately $3.5 million; however, the quantities purchased can be negotiated if both parties agree. The Company concluded that the inventory purchase commitment does not meet the definition of derivatives under ASC 815. During the three and nine months ended September 30, 2024, there were approximately $0.1 million in purchases under this commitment. The Company expects to purchase approximately $0.2 million under this commitment for the remainder of 2024, $1.3 million in the year ended December 31, 2025, and $1.9 million in the year ended December 2026. The TSA also requires the seller to provide transitional support services until the Company can fully establish SOLOSEC operations; the Company is obligated to pay an immaterial amount quarterly for these services.

The Company is also obligated to pay a quarterly royalty in amounts equal to a certain percentage of the SOLOSEC net revenue, beginning July 14, 2024. There are no minimum quarterly or annual royalty payment amounts. Such royalty costs were immaterial for the three and nine months ended September 30, 2024. As of September 30, 2024, an immaterial amount related to the SOLOSEC royalty was included in contingent liabilities in the condensed consolidated balance sheet.

Operating Leases

Fleet Lease

In December 2019, the Company and Enterprise FM Trust (the Lessor) entered into a Master Equity Lease Agreement whereby the Company leases vehicles to be delivered by the Lessor from time to time with various monthly costs depending on whether the vehicles are delivered for a term of 24 or 36 months, commencing on each corresponding delivery date. The leased vehicles are for use by eligible employees of the Company’s commercial operations team. As of September 30, 2024, there were a total of 19 leased vehicles. The Company determined that the leased vehicles are accounted for as operating leases under ASC 842, Leases (ASC 842).

In September 2022, the Company extended the lease term of the vehicles with a term of 24 months by an additional 12 months. In May and June 2024, the Company again extended the lease term by an additional 12 months for vehicles with initial terms of 24 months. In both instances, the Company determined that such extensions are accounted for as modifications; the Company reassessed the lease classification and the incremental borrowing rate on the modification dates and accounted for these modifications accordingly.

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

2022 Sublease

On May 27, 2022, the Company entered into a sublease agreement with AMN Healthcare, Inc. (AMN), pursuant to which the Company agreed to sublease 16,637 rentable square feet of the High Bluff Premises to AMN for a term commencing on June 15, 2022 and ending coterminous with the 2020 Lease on September 30, 2025, in exchange for the sum of approximately $0.1 million per month, subject to an annual 3.5% increase each year. The sublease was terminated along with the settlement of the 2020 Lease in June 2023. Gross sublease income was zero and $0.3 million for the three and nine months ended September 30, 2023, respectively.

Supplemental Financial Statement Information

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost (in thousands)	Classification	2024	2023	2024	2023
Operating lease expense	Research and development	$-	$1	$2	$126
Operating lease expense	Selling and marketing	40	55	135	302
Operating lease expense	General and administrative	3	2	8	336
Total		$43	$58	$145	$764

Lease Term and Discount Rate	September 30, 2024	December 31, 2023
Weighted Average Remaining Lease Term (in years)	0.97	0.75
Weighted Average Discount Rate	12%	12%

Maturity of Operating Lease Liabilities (in thousands)	September 30, 2024
Remainder of 2024 (3 months)	$39
Year ending December 31, 2025	86
Year ending December 31, 2026	8
Total lease payments	133
Less imputed interest	(7)
Total	$126

	Nine Months Ended September 30,
Other information (in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows in operating leases	$218	$1,470

Other Contractual Commitments

In November 2019, the Company entered into a supply and manufacturing agreement with a third-party to manufacture Phexxi, with potential to manufacture other product candidates, in accordance with all applicable current good manufacturing practice regulations. There were approximately $0.8 million and $1.0 million in purchases under the supply and manufacturing agreement for the three and nine months ended September 30, 2024, and no such purchases during the three and nine months ended September 30, 2023.

Contingencies

From time to time the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. As of September 30, 2024, there were no other claims or actions pending against the Company which management believes have a probable, or a reasonably possible, probability of an unfavorable outcome other than the TherapeuticsMD dispute as described below.

During the nine months ended September 30, 2023, the Company settled a portion of its trade payables with numerous vendors, which resulted in a $1.5 million reduction in trade payables. However, the Company may receive trade payable demand letters from its vendors that could lead to potential litigation. As of September 30, 2024, approximately 87% of our trade payables were greater than 90 days past due.

On December 14, 2020, a trademark dispute captioned TherapeuticsMD, Inc. v Evofem Biosciences, Inc., was filed in the U.S. District Court for the Southern District of Florida against the Company, alleging trademark infringement of certain trademarks owned by TherapeuticsMD under federal and state law (Case No. 9:20-cv-82296). On July 18, 2022, the Company settled the lawsuit with TherapeuticsMD, with certain requirements which were required to be performed by July 2024 (the Settlement Timeline), including changing the name of Phexxi. The Company failed to meet the terms of the settlement agreement by the Settlement Timeline. As a result, the Company is currently working with TherapeuticsMD on resolution of this issue. In accordance with ASC 450, the Company has accrued $0.8 million, the present value of the probable settlement amounts payable over the next several years, as a component of contingent liabilities in the condensed consolidated balance sheet.

As of November 13, 2024, the Company has received five letters from purported Company stockholders demanding that the Company’s board of directors take action on behalf of the Company to remedy allegations regarding the Company’s disclosures to shareholders with respect to various alleged omissions of material information in its preliminary proxy statement filed September 23, 2024 relating to the Amended and Restated Merger Agreement, as amended, and one demand made under Section 220 of the DGCL for books and records related to the transaction and disclosures in the proxy statement. The Company believes all such demands are without merit.

On September 27, 2024, Future Pak, LLC, a Michigan limited liability company, as agent for the Purchasers (in such capacity, the Designated Agent) provided a Notice of Event of Default and Reservation of Rights (the Notice of Default) relating to the Securities Purchase and Security Agreement dated April 23, 2020, as amended (SPA), by and among the Company, Designated Agent, as certain guarantors and the purchasers (each a Purchaser and collectively Purchasers). The Notice of Default claims that by entering into arrangements to repay certain existing obligations, including obligations owed to the U.S. Department of Health and Human Services, an Event of Default has occurred under Section 9.1(e) of the SPA. According to the Notice of Default, the Designated Agent has accelerated repayment of the outstanding principal balance owed by the Company under the Securities Purchase Agreement. If all Purchasers exercise the Section 5.7 Option (as defined below), the repurchase price would be equal to approximately $106.8 million. Pursuant to Section 5.7(b) of the SPA, upon the occurrence of an Event of Default, each Purchaser may elect, at its option, to require the Company to repurchase the Note held by such Purchaser (or any portion thereof) at a repurchase price equal to two times the sum of the outstanding principal balance and all accrued and unpaid interest thereon, due within three business days after such Purchaser delivers a notice of such election (the Section 5.7 Option).

On October 27, 2024, the Designated Agent sent an amended and supplemented notice to the Notice of Default which adds additional claims of default based on the Company’s current repayment agreements of existing obligations, including obligations owed to the U.S. Department of Health and Human Services, an Event of Default has occurred under Section 9.1(e) of the Securities Purchase and Security Agreement dated April 23, 2020, as amended. Furthermore, the Amended Notice stated that, because the events of default described in the Amended Notice of Default are not the certain prior events of default listed in the Forbearance Agreement (the Specified Defaults), the Designated Agent and the holders of the senior secured promissory notes described in the SPA thereby provided notice to the Company that the Forbearance Agreement is terminated as of October 27, 2024. The Company strongly disagrees with the Designated Agent’s claim that any Event of Default has occurred. The Company intends to vigorously contest any attempt by the Designated Agent and the Purchasers to exercise their default rights and remedies under the SPA.

On November 8, 2024, the Designated Agent sent an amended and supplemented notice to the Notices (the Third Amended Notice of Default) which adds new claims of default based on (i) the Company’s failure to maintain a cash position of $1.0 million or greater, as required under Section 5(b) of the Forbearance Agreement (ii) the Company’s failure to deliver financial and operating reports in accordance with the timeline required under the Section 8.1(n) of the Baker Stock Purchase Agreement, and (iii) to clarify the outstanding balance under the notes of the Baker Stock Purchase Agreement plus all accrued and unpaid interest thereon, in the sum of approximately is $107.0 million as opposed to the Repurchase Price as defined in the Fourth Amendment.

Intellectual Property Rights

In 2014, the Company entered into an amended and restated license agreement (the Rush License Agreement) with Rush University Medical Center (Rush University) pursuant to which Rush University granted the Company an exclusive, worldwide license of certain patents and know-how related to its multipurpose vaginal pH modulator technology. For the U.S. patent that the Company licensed from Rush University, multiple Orders Granting Interim Extension (OGIEs) have been received from the United States Patent and Trademark Office (USPTO), currently extending the expiration of this patent to March 2025. Pursuant to the Rush License Agreement, the Company is obligated to pay Rush University an earned royalty based upon a percentage of net sales in the range of mid-single digits until the expiration of this patent. In September 2020, the Company entered into the first amendment to the Rush License Agreement, pursuant to which the Company is also obligated to pay a minimum annual royalty amount of $0.1 million to the extent the earned royalties do not equal or exceed $0.1 million commencing January 1, 2021. Such royalty costs, included in cost of goods sold, were $0.2 million and $0.6 million for the three and nine months ended September 30, 2024, respectively, and $0.2 million and $0.4 million, respectively, for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024 and December 31, 2023, approximately $1.7 million and $1.1 million, respectively, were included in accrued expenses in the condensed consolidated balance sheets.

8. Convertible and Redeemable Preferred Stock and Stockholders’ Deficit

Warrants

In April and June 2020, pursuant to the Baker Bros. Purchase Agreement, as discussed in Note 4 – Debt, the Company issued warrants to purchase up to 2,732 shares of common stock in a private placement at an exercise price of $4,575 per share. The Second Baker Amendment provides that the exercise price of the Baker Warrants will equal the conversion price of the Baker Notes. The exercise price of the Baker warrants was $0.0154 per share as of September 30, 2024.

In May 2022, the Company completed an underwritten public offering (the May 2022 Public Offering) which included the issuance of common warrants to purchase 362,640 shares of common stock at a price to the public of $93.75 and the issuance of common warrants to purchase 205,360 shares of common stock at a price to the public of $93.63 (the May 2022 Common Stock Warrants). The May 2022 Common Stock Warrants were exercisable beginning on May 24, 2022 and have a five-year term. Due to features in the May 2022 Common Stock Warrants, including dilution adjustments requiring strike price resets, as of September 30, 2024 there were 894,194 May 2022 Common Stock Warrants outstanding with an exercise price of $0.0154.

In June 2022, as required by the Second Baker Amendment, the Company issued the June 2022 Baker Warrants to purchase up to 582,886 shares of the Company’s common stock, $0.0001 par value per share. The June 2022 Baker Warrants have an exercise price of $93.75 per share and a five-year term and were exercisable beginning June 28, 2022. The June 2022 Baker Warrants also contain customary 4.99% and 19.99% limitations on exercise provisions. The exercise price and number of shares issuable upon exercise of the June 2022 Baker Warrants is subject to adjustment for certain dilutive issuances, stock splits and similar recapitalization transactions. The exercise price of these warrants was $0.0154 per share as of September 30, 2024.

In February, March, April, July, August, and September 2023, pursuant to the SSNs as discussed in Note 4 – Debt, the Company issued warrants to purchase up to 1,152,122 shares of the Company’s common stock at an exercise price of $2.50 per share, up to 2,615,383 shares of the Company’s common stock at an exercise price of $1.25 per share, and up to 22,189,349 shares of the Company’s common stock at an exercise price of $0.13 per share. The exercise price of these warrants was $0.0154 per share as of September 30, 2024.

On December 21, 2023, warrants to purchase up to 9,972,074 shares of the Company’s common stock were exchanged for 613 shares of the Company’s Series F-1 Shares.

As of September 30, 2024, warrants to purchase up to 20,807,539 shares of the Company’s common stock remain outstanding at a weighted average exercise price of $2.42 per share. In accordance with ASC 815, certain warrants previously classified as equity instruments were determined to be liability classified (the Reclassified Warrants) due to the Company having an insufficient number of authorized shares as of December 31, 2022; however, the impacted warrants were reclassified back to as equity instruments during the second quarter of 2023 as a result of the May 2023 Reverse Stock Split. During the first quarter of 2024, the Company obtained waivers from a majority of the convertible instrument holders, removing the requirement for shares to be reserved for conversion of their instruments, which will prevent the instruments from needing to be liability classified due to an insufficient number of authorized shares going forward. The Company will continue to re-evaluate the classification of its warrants at the close of each reporting period to determine the proper balance sheet classification for them. These warrants are summarized below:

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

Convertible and Redeemable Preferred Stock

On August 7, 2023, the Company filed a Certificate of Designation of Series E-1 Convertible Preferred Stock (E-1 Certificate of Designation), par value $0.0001 per share (the Series E-1 Shares). An aggregate of 2,300 shares was authorized. The Series E-1 Shares are convertible into shares of common stock at a conversion price of $0.40 per share and are both a) counted toward quorum on the basis of and b) have voting rights equal to the number of shares of common stock into which the Series E-1 Shares are then convertible, subject to standard 4.99% or 9.99% beneficial ownership limitations. The Series E-1 Shares are senior to all common stock with respect to preferences as to dividends, distributions, and payments upon a dissolution event. In the event of a liquidation event, the Series E-1 Shares are entitled to receive an amount per share equal to the Black Scholes Value as of the liquidation event plus the greater of 125% of the conversion amount (as defined in the Certificate of Designation) and the amount the holder of the Series E-1 Shares would receive if the shares were converted into common stock immediately prior to the liquidation event. If the funds available for liquidation are insufficient to pay the full amount due to the holders of the Series E-1 Shares, each holder will receive a percentage payout. The Series E-1 Shares are entitled to dividends at a rate of 10% per annum or 12% upon a triggering event. Dividends are payable in shares of common stock and may, at the Company’s election, be capitalized and added to the principal monthly. The Series E-1 Shares also have a provision that allows them to be converted to common stock at a conversion rate equal to the Alternate Conversion Price (as defined in the E-1 Certificate of Designation) times the number of shares subject to conversion times the 25% redemption premium in the event of a Triggering Event (as defined in the E-1 Certificate of Designation) such as in a liquidation event. The Series E-1 Shares are mandatorily redeemable in the event of bankruptcy.

On August 7, 2023, certain investors party to the December 2022 Notes and the February 2023 Notes exchanged $1.8 million total in principal and accrued interest under the outstanding convertible promissory notes for 1,800 shares of Series E-1 Shares (the August 2023 Preferred Stock Transaction). Per the E-1 Certificate of Designation, the conversion rate can also be adjusted in several future circumstances, such as on certain dates after the exchange date and upon the issuance of additional convertible securities with a lower conversion rate or in the instance of a Triggering Event. As such, the conversion price as of June 30, 2024 was adjusted to $0.0154 per share and the price has not been adjusted since. The Series E-1 Shares are classified as mezzanine equity within the condensed consolidated balance sheets in accordance with ASC 480 because of a fixed 25% redemption premium upon a Triggering Event and no mandatory redemption feature. During the year ended December 31, 2023, $1.8 million was recorded as an increase to additional paid-in-capital for the preferred shares in the condensed consolidated statement of convertible and redeemable preferred stock and stockholders’ deficit related to the August 2023 Preferred Stock Transaction. For the three and nine months ended September 30, 2024, an immaterial and $0.1 million deemed dividend was recorded as an increase to the number of Series E-1 Shares outstanding.

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

On December 21, 2023, the Company issued a total of 22,280 Series F-1 Shares to certain investors, including 613 shares exchanged for warrants to purchase up to 9,972,074 shares of the Company’s common stock and 21,667 shares to exchange a partial value of the outstanding purchase rights. The holders of the Series F-1 Shares immediately exchanged their Series F-1 Shares into Aditxt’s Series A-1 preferred stock and, as a result, Aditxt currently holds all outstanding Series F-1 Shares. The Series F-1 Shares are to be cancelled upon the consummation of the Merger.

During the third quarter of 2024, as part of the funding requirement by Aditxt pursuant to the A&R Merger Agreement, the Company issued a total of 1,260 Series F-1 Shares to Aditxt for an aggregate purchase price of approximately $1.3 million. These shares were recorded at fair value with the variance between the immaterial fair value and the $1.3 million cash received being recorded as additional paid-in-capital in the condensed consolidated balance sheet as of September 30, 2024. As discussed in Note 10 - Subsequent events, subsequent to September 30, 2024, the Company issued a total of 2,740 Series F-1 Shares to Aditxt for an aggregate purchase price of $2.7 million.

Nonconvertible and Redeemable Preferred Stock

On December 16, 2022, the Company filed a Certificate of Designation of Series D Non-Convertible Preferred Stock (the D Certificate of Designation), par value $0.0001 per share (the Series D Preferred Shares). An aggregate of 70 shares was authorized; these shares were not convertible into shares of common stock, had limited voting rights equal to 1% of the total voting power of the then-outstanding shares of common stock entitled to vote, were not entitled to dividends, and were required to be redeemed by the Company once its stockholders approved a reverse split, as described in the D Certificate of Designation. All 70 shares of the Series D Preferred were subsequently issued in connection with the December 2022 Securities Purchase Agreement as discussed in Note 4 – Debt. The Series D Preferred Shares were redeemed in July 2023.

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

In connection with the issuance of the SSNs, during the three and nine months ended September 30, 2024, the number of outstanding Purchase Rights increased by zero and 1,161,636,815, respectively, and increased by 262,221,766 and 283,747,468, respectively, during the three and nine months ended September 30, 2023, due to the reset of their exercise price. This was recorded as a loss on issuance of financial instruments in an immaterial amount in the condensed consolidated statements of operations for the nine months ended September 30, 2024. The reset of the exercise price resulted in a loss on issuance of financial instruments of $4.9 million in both the three and nine months ended September 30, 2023. The exercise price will be further adjusted if any other convertible instruments have price resets.

During the three and nine months ended September 30, 2024, the Company issued 17,500,000 and 59,575,000 shares of common stock upon the exercise of certain Purchase Rights, respectively. During the three and nine months ended September 30, 2023, the Company issued 2,767,332 and 4,018,256 shares of common stock upon the exercise of certain Purchase Rights, respectively. As of September 30, 2024, Purchase Rights of 1,529,448,899 shares of the Company’s common stock remained outstanding.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows in common equivalent shares as of September 30, 2024:

Common stock issuable upon the exercise of stock options outstanding	3,747
Common stock issuable upon the exercise of common stock warrants	10,598,201
Common stock available for future issuance under the 2019 ESPP	509
Common stock available for future issuance under the Amended and Restated 2014 Plan	5,789
Common stock available for future issuance under the Amended Inducement Plan	609
Common stock reserved for the exercise of purchase rights	741,490,642
Common stock reserved for the conversion of convertible notes	158,598,174
Common stock reserved for the conversion of series E-1 preferred stock	40,991,761
Total common stock reserved for future issuance (1)	951,689,432

(1)	The potentially dilutive securities in Note 2 – Summary of Significant Accounting Policies includes all potentially dilutive securities that are not included in the diluted EPS as per U.S. GAAP, whereas the total common stock reserved for future issuance in the table above includes the shares that must legally be reserved based on the applicable instruments’ agreements.

9. Stock-based Compensation

Equity Incentive Plans

The following table summarizes stock-based compensation expense related to stock options granted to employees, non-employee directors and consultants included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$5	$30	$31	$99
Selling and marketing	18	42	77	146
General and administrative	180	186	551	698
Total	$203	$258	$659	$943

Stock Options

There were no stock options granted during the three or nine months ended September 30, 2024 or 2023. As of September 30, 2024, unrecognized stock-based compensation expense for employee stock options was approximately $0.4 million, which the Company expects to recognize over a weighted-average remaining period of 0.9 years, assuming all unvested options become fully vested.

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

As of September 30, 2024, there was no unrecognized noncash stock-based compensation expense related to unvested RSAs.

10. Subsequent Events

Notes Conversions

Subsequent to September 30, 2024, 2,727,668 common shares were issued for conversion of $0.04 million of convertible notes.

Notice of Default and Termination of Forbearance Agreement

On September 27, 2024, Future Pak, LLC, a Michigan limited liability company, as agent for the Purchasers (in such capacity, the Designated Agent) provided a Notice of Event of Default and Reservation of Rights (the Notice of Default) relating to the Securities Purchase and Security Agreement dated April 23, 2020, as amended (SPA), by and among the Company, Designated Agent, as certain guarantors and the purchasers (each a “Purchaser” and collectively Purchasers). The Notice of Default claims that by entering into arrangements to repay certain existing obligations, including obligations owed to the U.S. Department of Health and Human Services, an Event of Default has occurred under Section 9.1(e) of the SPA.

According to the Notice of Default, the Designated Agent has accelerated repayment of the outstanding principal balance owed by the Company under the Securities Purchase Agreement. If all Purchasers exercise the Section 5.7 Option (as defined below), the repurchase price would be equal to approximately $106.8 million. Pursuant to Section 5.7(b) of the SPA, upon the occurrence of an Event of Default, each Purchaser may elect, at its option, to require the Company to repurchase the Note held by such Purchaser (or any portion thereof) at a repurchase price equal to two times the sum of the outstanding principal balance and all accrued and unpaid interest thereon, due within three business days after such Purchaser delivers a notice of such election (the Section 5.7 Option).

On October 27, 2024, the Designated Agent sent an amended and supplemented notice to the Notice of Default which adds additional claims of default based on the Company’s current repayment agreements of existing obligations, including obligations owed to the U.S. Department of Health and Human Services, an Event of Default has occurred under Section 9.1(e) of the Securities Purchase and Security Agreement dated April 23, 2020, as amended. Furthermore, the Amended Notice stated that, because the events of default described in the Amended Notice of Default are not the certain prior events of default listed in the Forbearance Agreement (the Specified Defaults), the Designated Agent and the holders of the senior secured promissory notes described in the SPA thereby provided notice to the Company that the Forbearance Agreement is terminated as of October 27, 2024.

Subsequently, on November 8, 2024, the Designated Agent sent an amended and supplemented notice to the Notices (the Third Amended Notice of Default) which adds new claims of default based on (i) the Company’s failure to maintain a cash position of $1.0 million or greater, as required under Section 5(b) of the Forbearance Agreement (ii) the Company’s failure to deliver financial and operating reports in accordance with the timeline required under the Section 8.1(n) of the Baker Stock Purchase Agreement, and (iii) to clarify the outstanding balance under the notes of the Baker Stock Purchase Agreement plus all accrued and unpaid interest thereon, in the sum of approximately is $107.0 million as opposed to the Repurchase Price as defined in the Fourth Amendment.

The Company strongly disagrees with the Designated Agent’s claim that any Event of Default has occurred. The Company intends to vigorously contest any attempt by the Designated Agent and the Purchasers to exercise their default rights and remedies under the SPA.

Third Amendment to the A&R Merger Agreement and F-1 Issuance

On October 2, 2024, the Company, Aditxt and Merger Sub entered into the third amendment to the A&R Merger Agreement (the Third Amendment), to (i) change the date of the Third Parent Equity Investment Date (as defined in the A&R Merger Agreement) from September 30, 2024 to October 2, 2024, (ii) change the Third Parent Equity Investment from 1,500 shares of Series F-1 Preferred Shares to 720 shares of Series F-1 Preferred Shares, and (iii) amend the Fourth Parent Equity Investment (as defined in the A&R Merger Agreement) from 1,500 shares of Series F-1 Preferred Shares to 2,280. Pursuant to the Third Amendment to the A&R Merger Agreement, Aditxt purchased an aggregate of 2,740 shares of Series F-1 Preferred Shares for an aggregate $2.7 million subsequent to September 30, 2024.

Support Agreements

Between October 28 and October 31, 2024, the Company entered into support agreements (each a Support Agreement) with some of its investors (the Investors and each an Investor) pursuant to which the Investors agreed (i) to vote all Subject Shares (as defined in the Support Agreement) that an Investor is entitled to vote at the time any vote to approve and adopt the A&R Merger Agreement and the Merger at any meeting of the stockholders of the Company, and at any adjournment thereof, at which the A&R Merger Agreement is submitted for consideration and vote of the stockholders of the Company, and (ii) that he or it will not vote any Subject Shares in favor of, and will vote such Subject Shares against the approval of, any Company Acquisition Proposal (as defined in the Support Agreement). Each Investor also revoked any and all previous proxies granted with respect to the Subject Shares. The Investors agreed that all shares of Company Capital Stock (as defined in the Support Agreement) that each Investor purchases, acquires the right to vote, or otherwise acquires beneficial ownership of, after the execution of the Support Agreement and prior to the Expiration Date (as defined below) shall be subject to the terms and conditions of the Support Agreement.

Furthermore, the Investors agreed not to sell or transfer any of such Subject Shares until: (a) the A&R Merger Agreement shall have been terminated for any reason; (b) the Merger shall become effective in accordance with the terms and provisions of the A&R Merger Agreement; (c) the acquisition by Aditxt of all Subject Shares of the Investors, whether pursuant to the Merger or otherwise; (d) any amendment, change or waiver to the A&R Merger Agreement as in effect on the date hereof, without each Investor’s consent, that (1) decreases the amount, or changes the form or timing (except with respect to extensions of time of the offer in accordance with the terms of the A&R Merger Agreement) of consideration payable to the Investors pursuant to the terms of the A&R Merger Agreement as in effect on the date hereof or (2) materially and adversely affects such Investor; or (e) is agreed to in writing by Aditxt and each Investor (collectively the Expiration date).

The Investors own collectively an aggregate of 1,468 shares of Company preferred stock, 364,539,337 shares of common stock issuable upon the conversion of convertible notes, 9,549,716 shares of common stock issuable upon exercise of warrants, and 788,983,896 shares of Company common stock issuable upon any other instrument convertible into Company common stock.

Employment Agreements

On November 8, 2024, the company entered into amended and restated employment agreements with Ms. Pelletier and Ms. Zhang. If Ms. Pelletier is terminated other than for cause or Ms. Pelletier resigns for good reason, then pursuant to her amended employment agreement, the Company will pay and provide to Ms. Pelletier: (i) an amount equal to her target bonus for the year in which the termination occurs and (ii) an amount equal to thirty-six months of her then-current base salary in a lump sum. If Ms. Zhang is terminated other than for cause or Ms. Zhang resigns for good reason, then pursuant to her amended employment agreement, the Company will pay and provide to Ms. Zhang: (i) an amount equal to her target bonus (such bonus percentage was updated to 75%) for the year in which the termination occurs and (ii) an amount equal to twenty-four months of her then-current base salary in a lump sum. The employment agreement is further described under Item 5 of this Quarterly Report on form 10-Q.

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

On July 17, 2024, we licensed exclusive commercial rights to Phexxi in the Middle East to Pharma 1 Drug Store, an emerging Emirati health care company. The licensed territory includes the United Arab Emirates (UAE), Kuwait, Saudi Arabia, Qatar and certain other countries in the region. Pharma 1 is responsible for obtaining and maintaining any regulatory approvals required to market and sell Phexxi, and will handle all aspects of distribution, sales and marketing, pharmacovigilance and all other commercial functions in these countries. Evofem will supply Phexxi to Pharma 1 at cost-plus. Pharma 1 is expected to file for regulatory approval of Phexxi in the UAE in the fourth quarter of 2024 and is contractually obligated to launch within 60 days of approval.

In July 2024 we acquired global rights to SOLOSEC. This FDA-approved single-dose oral antimicrobial agent provides a complete course of therapy for the treatment of two common sexual health infections – bacterial vaginosis (BV) and trichomoniasis. The SOLOSEC acquisition aligns with and advances our mission to improve access to innovative and differentiated options that impact women’s daily lives. We expect commercialization of SOLOSEC will benefit from our commercial infrastructure and strong physician relationships.

Recent Developments

On October 30, 2024 Evofem paid its outstanding balance, including interest and penalties, to the FDA for its Fiscal Year 2023, 2024 and 2025 Prescription Drug User Fee Act (PDUFA) invoices for Phexxi and the 2025 PDUFA invoice for SOLOSEC.

Notice of Default and Termination of Forbearance Agreement

On September 27, 2024, Future Pak, LLC, a Michigan limited liability company, as agent for the Purchasers (in such capacity, the Designated Agent) provided a Notice of Event of Default and Reservation of Rights (the Notice of Default) relating to the Securities Purchase and Security Agreement dated April 23, 2020, as amended (SPA), by and among the Company, Designated Agent, as certain guarantors and the purchasers (each a “Purchaser” and collectively Purchasers). The Notice of Default claims that by entering into arrangements to repay certain existing obligations, including obligations owed to the U.S. Department of Health and Human Services, an Event of Default has occurred under Section 9.1(e) of the SPA.

According to the Notice of Default, the Designated Agent has accelerated repayment of the outstanding principal balance owed by the Company under the Securities Purchase Agreement. If all Purchasers exercise the Section 5.7 Option (as defined below), the repurchase price would be equal to approximately $106.8 million. Pursuant to Section 5.7(b) of the SPA, upon the occurrence of an Event of Default, each Purchaser may elect, at its option, to require the Company to repurchase the Note held by such Purchaser (or any portion thereof) at a repurchase price equal to two times the sum of the outstanding principal balance and all accrued and unpaid interest thereon, due within three business days after such Purchaser delivers a notice of such election (the Section 5.7 Option).

Subsequently, on October 27, 2024, the Designated Agent sent an amended and supplemented notice to the Notice of Default which adds additional claims of default based on the Company’s current repayment agreements of existing obligations, including obligations owed to the U.S. Department of Health and Human Services, an Event of Default has occurred under Section 9.1(e) of the Securities Purchase and Security Agreement dated April 23, 2020, as amended. Furthermore, the Amended Notice stated that, because the events of default described in the Amended Notice of Default are not the certain prior events of default listed in the Forbearance Agreement (the Specified Defaults), the Designated Agent and the holders of the senior secured promissory notes described in the SPA thereby provided notice to the Company that the Forbearance Agreement is terminated as of October 27, 2024.

The Company strongly disagrees with the Designated Agent’s claim that any Event of Default has occurred. The Company intends to vigorously contest any attempt by the Designated Agent and the Purchasers to exercise their default rights and remedies under the SPA.

Support Agreements

Between October 28 and October 31, 2024, the Company entered into support agreements (each a Support Agreement) with some of its investors (the Investors and each an Investor) pursuant to which the Investors agreed (i) to vote all Subject Shares (as defined in the Support Agreement) that an Investor is entitled to vote at the time any vote to approve and adopt the A&R Merger Agreement and the Merger at any meeting of the stockholders of the Company, and at any adjournment thereof, at which the A&R Merger Agreement is submitted for consideration and vote of the stockholders of the Company, and (ii) that he or it will not vote any Subject Shares in favor of, and will vote such Subject Shares against the approval of, any Company Acquisition Proposal (as defined in the Support Agreement). Each Investor also revoked any and all previous proxies granted with respect to the Subject Shares. The Investors agreed that all shares of Company Capital Stock (as defined in the Support Agreement) that each Investor purchases, acquires the right to vote, or otherwise acquires beneficial ownership of, after the execution of the Support Agreement and prior to the Expiration Date (as defined below) shall be subject to the terms and conditions of the Support Agreement.

Furthermore, the Investors agreed not to sell or transfer any of such Subject Shares until: (a) the A&R Merger Agreement shall have been terminated for any reason; (b) the Merger shall become effective in accordance with the terms and provisions of the A&R Merger Agreement; (c) the acquisition by Aditxt of all Subject Shares of the Investors, whether pursuant to the Merger or otherwise; (d) any amendment, change or waiver to the A&R Merger Agreement as in effect on the date hereof, without each Investor’s consent, that (1) decreases the amount, or changes the form or timing (except with respect to extensions of time of the offer in accordance with the terms of the A&R Merger Agreement) of consideration payable to the Investors pursuant to the terms of the A&R Merger Agreement as in effect on the date hereof or (2) materially and adversely affects such Investor; or (e) is agreed to in writing by Aditxt and each Investor (collectively the Expiration date).

The Investors own collectively an aggregate of 1,468 shares of Company preferred stock, 364,539,337 shares of common stock issuable upon the conversion of convertible notes, 9,549,716 shares of common stock issuable upon exercise of warrants, and 788,983,896 shares of Company common stock issuable upon any other instrument convertible into Company common stock.

Issuance of Series F-1 Preferred Shares to Aditxt

In October 2024, the Company received $2.7 million, in aggregate, from the sale of Series F-1 preferred stock to Aditxt, Inc. under the A&R Merger Agreement, as discussed in detail below.

Aditxt Merger

On December 11, 2023, the Company entered into an Agreement and Plan of Merger, as amended, (the Merger Agreement) with Aditxt, Inc., a Delaware corporation (Aditxt), Adifem, Inc., a Delaware corporation and wholly-owned Subsidiary of Aditxt (Merger Sub), pursuant to which, and on the terms and subject to the conditions thereof, Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Aditxt (the Merger).

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

Further, Aditxt agreed to, on or prior to: (a) July 12, 2024, purchase 500 shares of the Company’s Series F-1 Preferred Shares for an aggregate purchase price of $0.5 million (the July Purchase) (b) August 9, 2024, purchase an additional 500 shares of F-1 Preferred Shares for an aggregate purchase price of $0.5 million (the August Purchase), (c) the earlier of August 30, 2024 or within five business days of the closing of a public offering by Aditxt resulting in aggregate net proceeds to Aditxt of no less than $20.0 million, purchase an additional 2,000 shares of F-1 Preferred Shares for an aggregate purchase price of $2.0 million (the Third Parent Equity Investment); and (d) September 30, 2024, purchase an additional 1,000 shares of F-1 Preferred Stock at an aggregate purchase price of $1.0 million (the Fourth Parent Equity Investment). The July Purchase and subsequent August Purchase of 500 shares of the Company’s Series F-1 Preferred Shares in each respective purchase were completed as scheduled.

On August 16, 2024, the Company, Aditxt and Merger Sub entered into the first amendment to the A&R Merger Agreement (the First Amendment), to change the funding date for the Third Parent Equity Investment Date (as defined in the A&R Merger Agreement) from August 30, 2024 to the earlier of (i) September 6, 2024 or (ii) within five (5) business days of the closing of a public offering by Parent resulting in aggregate net proceeds to Parent of no less than $20.0 million.

On September 6, 2024, the Company, Aditxt and Merger Sub entered into the second amendment to the A&R Merger Agreement (the Second Amendment), to (i) change the date of the Third Parent Equity Investment Date and Fourth Parent Equity Investment Date (as defined in the A&R Merger Agreement) from September 6, 2024 and September 30, 2024 to September 30, 2024 and October 31, 2024, respectively and (ii) to change the required consummation date to November 29, 2024.

On October 2, 2024, the Company, Aditxt and Merger Sub entered into the third amendment to the A&R Merger Agreement (the Third Amendment), to (i) change the date of the Third Parent Equity Investment Date (as defined in the A&R Merger Agreement) from September 30, 2024 to October 2, 2024, (ii) change the Third Parent Equity Investment from 1,500 shares of Series F-1 Preferred Shares to 720 shares of Series F-1 Preferred Shares, and (iii) amend the Fourth Parent Equity Investment (as defined in the A&R Merger Agreement) from 1,500 shares of Series F-1 Preferred Shares to 2,280. The Third and Fourth Parent Equity Investments were timely completed on October 2 and October 28, 2024, respectively.

The companies are working toward closing in 2025. The accompanying condensed consolidated financial statements in this Quarterly Report do not reflect the potential impact of the A&R Merger Agreement.

The A&R Merger Agreement, as amended, is subject to certain closing conditioned and contains customary representations, warranties and covenants and indemnifications provisions.

The consummation of the Merger is conditioned upon, among other things: (i) the Company Shareholder approval shall having been obtained in accordance with applicable Law; (ii) no governmental entity having jurisdiction over any party shall have issue any order, decree, ruling injunction or other action that is in effect restraining the Merger; (iii) a voting agreement shall have been executed and delivered by the parties thereto; (iv) all Company preferred stock shall have been converted to Company common stock except for the Unconverted Company Preferred Stock (as defined by the A&R Merger Agreement); (v) the Company shall have received agreements from all of the holders of the Company’s warrants, duly executed, containing waivers with respect to any fundamental transaction, change in control or other similar rights that such warrant holders may have under any such Company warrants and exchange such Company warrants as they hold for an aggregate of not more than 930,336 shares of Parent Preferred Stock (as defined in the A&R Merger Agreement); (vi) the Company shall have cashed out any other warrant holder who has not provided a warrant holder agreement, provided, however, that the aggregate amount of such cash out for any and all other warrant holders who have not provided a warrant holder agreement shall not exceed $0.15 million; (vii) the Company shall have obtained waivers from holders of Company convertible notes of the original principal amount thereof with respect to any fundamental transaction rights such Company convertible note holders may have under any such Company convertible notes, including any right to vote, consent or otherwise approve or veto any of the transaction contemplated by this A&R Merger Agreement; (viii) Aditxt shall have received sufficient financing to satisfy its payment obligations under the A&R Merger Agreement; (ix) the requisite stockholder approval shall have been obtained by Aditxt at a special meeting of its stockholders to approve the Parent Stock Issuance (as defined in the A&R Merger Agreement); (x) Aditxt shall have received a compliance certificate from the Company certifying Company complied with all reps and warranties in the A&R Merger Agreement; (xi) Aditxt shall have received waivers from the parties to the agreements listed in Section 7.2(f) of the A&R Merger Agreement Parent Disclosure Letter of the issuance of securities in a “Variable Rate Transaction” (as such term in defined in such agreements); (xii) Parent shall have received a certificate certifying that no interest in the Company is a U.S. real property interest, as required under U.S. treasury regulation section 1.897-2(h) and 1.1445-3(c); (xiii) Aditxt shall have paid, in full, the Repurchase Price, as defined in the Fourth Amendment to the Securities Purchase and Security Agreement dated as of September 8, 2023, by and among the Company, Baker Brothers Life Sciences, L.P., 667, L.P. and Bakers Bros. Advisors LP, which was assigned to Future Pak in 2024; (xv) there shall be no more than 4,141,434 dissenting shares that are Company common stock or 98 dissenting shares that are Company preferred stock; (xiv) Company shall have received from Aditxt a compliance certificate certifying that Parent has complied with all representations and warranties; and (xv) that Aditxt shall be incompliance with stockholders’ equity requirements in Nasdaq listing rule 5550(b)(1).

On September 23, 2024, the Company filed a preliminary proxy statement with the SEC. Subject to certain exceptions, the Company’s Board of Directors will recommend that the A&R Merger Agreement be adopted by the Company’s stockholders at a special meeting of the Company’s stockholders (the Company Board Recommendation). However, subject to the satisfaction of certain terms and conditions, the Company and the Board are permitted to take certain actions which may, as more fully described in the A&R Merger Agreement, include changing the Company Board Recommendation and entering into a definitive agreement with respect to a Company Change of Recommendation (as defined in the A&R Merger Agreement) if the Company Board or any committee thereof determines in good faith, after consultation with the Company’s outside legal and financial advisors and after taking into account relevant legal, financial, regulatory, estimated timing of consummation and other aspects of such proposal that the Company Board considers in good faith and the Person or group making such proposal, would, if consummated in accordance with its terms, result in a transaction more favorable to the Company Shareholders than the Merger. If the Company has a Company Change of Recommendation, the Company must provide Aditxt with a ten (10) calendar day written notice thereof and negotiate with Aditxt in good faith to provide a competing offer.

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

On February 29, 2024, as part of the Third Amendment, Aditxt agreed to have, as a condition of closing, that the outstanding balance, plus all accrued and unpaid interest thereon, in an amount not to exceed the Repurchase Price, shall have been paid in full. The A&R Merger Agreement, as amended, entered into on July 12, 2024, maintains the same condition to closing. As discussed above, the A&R Merger Agreement was amended on August 16, 2024, September 6, 2024, and October 2, 2024; none of the amendments updated this closing condition.

Phexxi as a Contraceptive; Commercial Strategies

In September 2020, we commercially launched Phexxi in the United States. Our sales force promotes Phexxi directly to obstetrician/gynecologists and their affiliated health professionals, who collectively write the majority of prescriptions for contraceptive products. Our sales force comprises approximately 16 regional sales representatives, two business directors and an SVP of Commercial Operations, supported by a self-guided virtual health care provider (HCP) learning platform. Additionally, we offer women direct access to Phexxi via a telehealth platform. Using this platform, women can directly meet with an HCP to determine their eligibility for a Phexxi prescription and, if eligible, have the prescription written by the HCP, then filled and mailed directly to them by a third-party pharmacy.

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

Payer wins in 2024 include the removal of the Prior Authorization requirement for Phexxi by the Washington State Health Care Authority effective January 1, 2024, and, as a result of the Company’s successful renegotiation, a 7.4% reduction in the rebate paid by the Company to Medi-Cal on Phexxi prescriptions dispensed to Medi-Cal members. The approval rate was over 80% for all of 2024 to-date.

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

We also participate in government programs, including the 340B and the Medicaid Drug Rebate Program. As a result of our participation in the Medicaid National Drug Rebate Program, the U.S. Medicaid population gained access to Phexxi on January 1, 2021. As of May 2024, Medicaid provides health coverage to approximately 73.9 million members; nearly two-thirds of adult women enrolled in Medicaid are in their reproductive years (19-44). Additionally, we recently began participating in a 340B Group Purchasing Organization (GPO) that serves safety-net clinics throughout the US. This GPO has over 6,500 members, which expands our reach among safety-net providers.

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

SOLOSEC

In July 2024, we expanded our commercial portfolio by acquiring global rights to SOLOSEC® (secnidazole) 2g oral granules, a single-dose oral antimicrobial agent that provides a complete course of therapy with just one dost for the treatment of two common sexual health infections. SOLOSEC is FDA-approved for the treatment of two sexual health diseases: bacterial vaginosis (BV), a common vaginal infection, in females 12 years of age and older, and Trichomonas vaginalis, a common sexually transmitted infection (STI), in people 12 years of age and older. SOLOSEC has the same call point as Phexxi, enabling us to leverage our commercial infrastructure and strong physician relationships.

Bacterial Vaginosis

Bacterial vaginosis (BV) affects an estimated 21 million women in the U.S., approximately 29% of the U.S. population, making it the most common vaginal condition in women ages 15-44. It results from an overgrowth of bacteria, which upsets the balance of the natural vaginal microbiome and can lead to symptoms including odor and discharge. Of interest, BV raises the pH of the vagina, making it a more friendly environment for trichomoniasis and other STIs; approximately 20% of BV patients also have trichomoniasis.

If left untreated, BV can have serious health consequences. Untreated or improperly treated BV is associated with increased risk of infection with STIs like HPV, herpes, trichomoniasis, chlamydia, gonorrhea and HIV, as well as transmission of STIs to a partner. Additional risks include developing pelvic inflammatory disease (PID), which can threaten a women’s fertility, and complications with gynecological surgery.

Research has shown that as many as 50% of patients with BV do not adhere to a full course of metronidazole treatment (500mg BID x 7d) 14 doses. 58% of women who do not complete therapy will have a recurrence within one year. Noncompliance to a multiple-day metronidazole regimen is a contributing factor to persistent BV.

In clinical trials, SOLOSEC demonstrated clinically and statistically significant efficacy in the treatment of BV with just one dose. The clinical cure rate was 77%, and 68% of patients treated with SOLOSEC did not require any additional treatment for BV. Guidelines for the American College of Obstetricians and Gynecologists (ACOG) in 2020 and the U.S. Centers for Disease Control (CDC) in 2021 each include single dose SOLOSEC for the treatment of BV.

Trichomoniasis

Trichomoniasis (Trich) is the most common non-viral STI in the world. It is caused by a parasite called Trichomonas vaginalis and affects both women and men. All sexual partners of an infected person must be treated to prevent reinfection with the parasite. In 2018, there were an estimated 6.9 million new T. vaginalis infections in the U.S. According to the CDC, the U.S. prevalence of T. vaginalis is 2.1% among females and 0.5% among males, with the highest rates among Black females (9.6%) and Black males (3.6%). A study of STD clinic attendees in Birmingham, Alabama, identified a prevalence of 27% among women and 9.8% among men. Approximately 70% of women with trichomoniasis are also infected with the bacteria that cause BV.

In clinical trials, a single dose of SOLOSEC demonstrated a cure rate of 92.2% for Trich in women, while reported cure rates in males range from 91.7%-100%.

SOLOSEC’s one-and-done dosing and the resulting high level of compliance is believed to be a significant differentiator. Non-compliance to a multi-day metronidazole regimen is a contributing factor to persistent Trich or BV; and ACOG and the CDC no longer recommend single dose metronidazole to treat Trich in women.

Our Pipeline

While Evofem’s pipeline includes multiple candidates that are designed to address critical unmet needs in women’s health, the Company halted all clinical development in October 2022 due to financial constraints.

EVO100 for STI Prevention

EVO100 vaginal gel was in development for the prevention of urogenital chlamydia and gonorrhea in women. Chlamydia and gonorrhea are among the many bacterial and viral pathogens that require a higher pH environment to thrive. The CDC reported that infections with these two sexually transmitted pathogens cost the U.S. healthcare system $1.0 billion, in aggregate direct and indirect costs. There are no FDA-approved drugs to prevent these sexually transmitted diseases (STIs). The FDA granted EVO100 Fast Track Designation for the prevention of chlamydia and gonorrhea, and designated EVO100 a Qualified Infectious Disease Product (QIDP) for the prevention of infection these pathogens.

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

Operating Expenses

Cost of Goods Sold

Inventory costs include all purchased materials, direct labor and manufacturing overhead. In addition, we are obligated to pay quarterly royalty payments pursuant to our license agreement with Rush University, in amounts equal to a single-digit percentage of the gross amounts we receive on a quarterly basis, less certain deductions incurred in the quarter based on a sliding scale. We are also obligated to pay a minimum annual royalty amount of $0.1 million to the extent these earned royalties do not equal or exceed $0.1 million in a given year. Such royalty costs, included in cost of goods sold, were $0.2 million and $0.6 million for the three and nine months ended September 30, 2024, respectively, and $0.2 million and $0.4 million for the three and nine months ended September 30, 2023, respectively.

We are also obligated to pay quarterly royalty payments under the SOLOSEC Asset Purchase Agreement dated July 14, 2024 based on a percentage of SOLOSEC net revenues. There are no minimum quarterly or annual royalty amounts. Such royalty costs were immaterial for the three and nine months ended September 30, 2024.

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

We expense internal and third-party research and development expenses as incurred. The following table summarizes research and development expenses by product candidate (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Allocated third-party development expenses:
EVO100 for prevention of chlamydia/gonorrhea - Phase 3 (EVOGUARD)	$-	$-	$-	$(93)
Total allocated third-party development expenses	-	-	-	(93)
Unallocated internal research and development expenses:
Noncash stock-based compensation expenses	6	29	31	99
Payroll related expenses	62	315	593	949
Outside services costs	214	167	371	237
Other	50	103	201	364
Total unallocated internal research and development expenses	332	614	1,196	1,649
Total research and development expenses	$332	$614	$1,196	$1,556

Selling and Marketing Expenses

Our selling and marketing expenses consist primarily of product commercialization costs, the Phexxi telehealth platform, training, salaries, benefits, travel, noncash stock-based compensation expense and other related costs for our employees and consultants.

In connection with our overall cost reduction strategy, our selling and marketing expenses decreased significantly in 2023 and are expected to stabilize slightly below 2023 levels in the current year, with a slight increase due to the expenses associated with the addition of SOLOSEC to our commercial offering.

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

Other Income (Expense)

Other income (expense) consists primarily of interest expense and the change in fair value of financial instruments issued in various capital raise transactions. The change in fair value of financial instruments was recognized as a result of mark-to-market adjustments for those financial instruments. Additionally, other income (expense) also includes a gain (loss) on debt modification or extinguishment in the current period and loss on issuance of financial instruments in each of the presented periods.

Results of Operations

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023 (in thousands):

Net Product Sales

	Three Months Ended September 30,		2024 vs. 2023
	2024	2023	$ Change	% Change

Product sales, net	$4,496	$5,112	$(616)	(12)%

The lower product sales, net in the current year quarter, was primarily due to lower unit sales, partially offset by the increased WAC and slight decrease in variable considerations.

Cost of Goods Sold

	Three Months Ended September 30,		2024 vs. 2023
	2024	2023	$ Change	% Change

Cost of goods sold	$869	$1,889	$(1,020)	(54)%

The decrease in cost of goods sold in the current year quarter was due to the lower product sales and absence of re-packaging costs in the current year quarter. The units sold in the 2023 quarter had to be re-packaged to reflect the extended shelf life approved by the FDA in June 2022; this added costs to re-worked units that were sold in the prior year quarter.

Research and Development Expenses

	Three Months Ended September 30,		2024 vs. 2023
	2024	2023	$ Change	% Change

Research and development	$332	$614	$(282)	(46)%

The decrease in research and development expenses was primarily due to a decrease of $0.3 million in personnel costs due to lower headcount.

Selling and Marketing Expenses

	Three Months Ended September 30,		2024 vs. 2023
	2024	2023	$ Change	% Change

Selling and marketing	$2,382	$2,985	$(603)	(20)%

The decrease in selling and marketing expenses was primarily due to a $0.7 million decrease in business development, partially offset by an increase of $0.1 million outside services.

General and Administrative Expenses

	Three Months Ended September 30,		2024 vs. 2023
	2024	2023	$ Change	% Change

General and administrative	$3,052	$3,176	$(124)	(4)%

The decrease in general and administrative expenses was primarily due to a $0.8 million reduction in legal fees and a $0.2 million decrease in outside services, which were partially offset by the contingent liability of $0.8 million recognized in conjunction with the potential settlement with TherapeuticsMD.

Total other income, net

	Three Months Ended September 30,		2024 vs. 2023
	2024	2023	$ Change	% Change

Total other income, net	$67	$69,568	$(69,501)	(100)%

Total other income, net, for the three months ended September 30, 2024 primarily included a $0.8 million gain on the change in fair value of financial instruments, partially offset by $0.6 million in interest expense related to the Adjuvant Note and loss on the debt extinguishment of $0.1 million.

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

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023 (in thousands):

Net Product Sales

	Nine Months Ended September 30,		2024 vs. 2023
	2024	2023	$ Change	% Change

Product sales, net	$12,259	$13,379	$(1,120)	(8)%

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

Cost of Goods Sold

	Nine Months Ended September 30,		2024 vs. 2023
	2024	2023	$ Change	% Change

Cost of goods sold	$2,322	$5,558	$(3,236)	(58)%

The decrease in cost of goods sold was partially due to the decrease in sales in the current period as compared to the same period in the prior year. Additionally, the units sold in the prior year had been re-packaged to reflect the extended shelf life approved by the FDA in June 2022; this added costs to re-worked units that were sold in the prior year, whereas the units sold in the current year did not need to be re-packaged. Finally, there was a $1.1 million inventory excess and obsolescence reserve recorded in the 2023 period that was not repeated in the current year.

Research and Development Expenses

	Nine Months Ended September 30,		2024 vs. 2023
	2024	2023	$ Change	% Change

Research and development	$1,196	$1,556	$(360)	(23)%

The decrease in research and development expenses was primarily due to a decrease of approximately $0.4 million in personnel costs and a decrease of approximately $0.3 million in clinical and facilities costs, which was partially offset by an increase in outside services costs of $0.4 million.

Selling and Marketing Expenses

	Nine Months Ended September 30,		2024 vs. 2023
	2024	2023	$ Change	% Change

Selling and marketing	$6,970	$9,036	$(2,066)	(23)%

The decrease in selling and marketing expenses was primarily due to a $1.0 million decrease in marketing and DTC promotion costs, including media agency fees, a $0.9 million decrease in personnel costs due to reduced headcount and lower noncash stock-based compensation, and a $0.6 million decrease in facilities costs. The decreases were partially offset by an increase of $0.4 million in outside services and other costs.

General and Administrative Expenses

	Nine Months Ended September 30,		2024 vs. 2023
	2024	2023	$ Change	% Change

General and administrative	$8,143	$11,696	$(3,553)	(30)%

The decrease in general and administrative expenses was primarily due to a $3.5 million decrease in facilities and outside services costs and a $1.2 million decrease in professional services fees related to legal and finance partially offset by an increase of $0.3 million in personnel costs and the $0.8 million contingent liability recognized in conjunction with the potential settlement with TherapeuticsMD.

Total other income (expense), net

	Nine Months Ended September 30,		2024 vs. 2023
	2024	2023	$ Change	% Change

Total other income, net	$850	$69,577	$(68,727)	(99)%

Total other income, net, for the nine months ended September 30, 2024 primarily included a $4.9 million gain on the change in fair value of financial instruments and a gain of $1.0 million related to the Baker Notes extinguishment. The gains were offset by a $3.3 million loss on the issuance of financial instruments related to the anti-dilution adjustment for the purchase rights and $1.7 million interest expense related to the Adjuvant Note.

Total other income, net, for the nine months ended September 30, 2023 primarily included a $75.3 million gain related to the Baker Fourth Amendment, which was treated as a debt extinguishment offset in part by a $4.3 million loss on the quarterly valuation of the senior subordinated convertible notes and $1.5 million of interest expense related to the Adjuvant Note.

Liquidity and Capital Resources

Overview

As of September 30, 2024, we had a working capital deficit of $67.7 million and an accumulated deficit of $894.6 million. We have financed our operations to date primarily through the issuance of preferred stock, common stock, warrants and convertible and term notes; cash received from private placement transactions; and, to a lesser extent, product sales. As of September 30, 2024, we had approximately $0.7 million in cash and cash equivalents comprised entirely of restricted cash available for use as prescribed in the Adjuvant Notes (as defined in Note 4 - Debt). Our cash, cash equivalents and restricted cash include amounts held in checking accounts. Management believes that the Company’s cash and cash equivalents as of September 30, 2024 are insufficient to fund operations for at least the next 12 months from the date on which this Quarterly Report on Form 10-Q is filed with the SEC.

We have incurred losses and negative cash flows from operating activities since inception. In 2023, we focused on further improving and increasing Phexxi access and delivered our third consecutive year of Phexxi net sales growth. We have restructured many of our trade payables with extended terms and implemented measures to better align our cost structure with projected revenues. In 2024, we have continued to focus on top-line growth while maintaining a lean operating structure. We will continue to explore opportunities for organic growth, entry into new markets, and expansion of our product offering beyond Phexxi and SOLOSEC.

As of September 30, 2024, the Company’s significant commitments include the Baker Notes and Adjuvant Notes, as described in Note 4 - Debt and fleet leases, Rush University royalty, and SOLOSEC royalty, as described in Note 7 - Commitments and Contingencies. Management’s plans to meet the Company’s cash flow needs in the next 12 months include generating revenue from the sale of Phexxi and SOLOSEC, further restructuring of its current payables, and obtaining additional funding through means such as the issuance of its capital stock, non-dilutive financings, or through collaborations or partnerships with other companies, including license agreements for Phexxi and/or SOLOSEC in the U.S. or foreign markets, or other potential business combinations (including the Merger, as defined in Note 1 – Description of Business and Basis of Presentation).

If the Company is not able to obtain the required funding through a significant increase in revenue, equity or debt financings, license agreements for Phexxi in the U.S. or foreign markets, or other means, is enjoined from selling under the Phexxi mark, or is unable to obtain funding on terms favorable to the Company, there will be a material adverse effect on commercialization and development operations and the Company’s ability to execute its strategic development plan for future growth. If the Company cannot successfully raise additional funding and implement its strategic development plan, the Company may be forced to make further reductions in spending, including spending in connection with its commercialization activities, extend payment terms with suppliers, liquidate assets where possible at a potentially lower amount than as recorded in the condensed consolidated financial statements, suspend or curtail planned operations, or cease operations entirely. Any of these could materially and adversely affect the Company’s liquidity, financial condition and business prospects, and the Company would not be able to continue as a going concern. The Company has concluded that these circumstances and the uncertainties associated with the Company’s ability to obtain additional equity or debt financing on terms that are favorable to the Company, or at all, and otherwise succeed in its future operations raise substantial doubt about the Company’s ability to continue as a going concern.

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

The opinion of our independent registered public accounting firms on our audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Future reports on our consolidated financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. Our unaudited condensed consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 included in this Quarterly Report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue our operations.

Debt Financings

As described in Note 4 - Debt, we entered into an insurance premium financing agreement with FIF, which resulted in a financing inflow of $0.4 million in the statement of cash flows in the first three quarters of 2024. Additionally, we received gross proceeds of approximately $5.3 million, before issuance costs, from the sale of notes and warrants in seven registered direct offerings in the first three quarters of 2023.

Summary Statements of Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,		2024 vs. 2023
	2024	2023	$ Change	% Change
Net cash and restricted cash used in operating activities	$(1,477)	$(8,798)	$7,321	83%
Net cash and restricted cash used in investing activities	(523)	(4)	(519)	(12975)%
Net cash and restricted provided by financing activities	2,142	4,436	(2,294)	(52)%
Net change in cash and restricted cash	$142	$(4,366)	$4,508	(103)%

Cash Flows from Operating Activities. During the nine months ended September 30, 2024 and 2023, the primary use of cash, cash equivalents and restricted cash was to fund the commercialization and manufacturing of Phexxi and to support general and administrative operations.

Cash Flows from Investing Activities. During the nine months ended September 30, 2024, the primary use of cash, cash equivalents and restricted cash was the acquisition of the SOLOSEC asset.

Cash Flows from Financing Activities. During the nine months ended September 30, 2024, the primary source of cash, cash equivalents, and restricted cash was from the $1.0 million received from Aditxt in order to reinstate the Merger Agreement as described above as well as the $1.3 million in Series F-1 Preferred Stock purchased by Aditxt, and the finance agreement with First Insurance Funding for $0.4 million. These inflows were offset by $0.4 million payments under the Baker Notes and short-term debt. During the nine months ended September 30, 2023, the primary source of cash, cash equivalents and restricted cash was the sale of senior subordinate convertible notes and warrants for proceeds of approximately $5.3 million, in aggregate, before debt issuance costs, which was offset by the $1.0 million upfront payment required under the Baker Fourth Amendment.

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

Contractual Obligations and Commitments

Operating Leases

Operating lease right-of-use assets and lease liabilities were $0.1 million each on both September 30, 2024 and December 31, 2023. See Note 7- Commitments and Contingencies for more detailed discussions on leases and financial statements information under ASC 842, Leases.

Other Contractual Commitments

As described in Note 7 - Commitments and Contingencies, in November 2019, the Company entered into a supply and manufacturing agreement with a third-party to manufacture Phexxi, with potential to manufacture other product candidates, in accordance with all applicable current good manufacturing practice regulations. There were approximately $0.8 million and $1.0 million in purchases under the supply and manufacturing agreement for the three and nine months ended September 30, 2024, respectively, and no such purchases during the three and nine months ended September 30, 2023.

As described in Note 7 - Commitments and Contingencies, the Company also has commitments related to the SOLOSEC asset acquisition including a commitment to purchase inventory from the seller through November 2026 at a pre-defined unit price. The Company is also obligated to pay contingent liabilities and quarterly royalties based on SOLOSEC net revenue over the Earnout Term as described in Note 7 - Commitments and Contingencies.

Intellectual Property Rights

As described in Note 7 - Commitments and Contingencies, royalty costs owed to Rush University pursuant to the Rush License Agreement were $0.2 million and $0.6 million for the three and nine months ended September 30, 2024, respectively, and $0.2 million and $0.4 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024 and December 31, 2023, approximately $1.7 million and $1.1 million were included in accrued expenses in the condensed consolidated balance sheets and will be paid via the agreed upon payment plan.

Other Matters

Recently Issued Accounting Pronouncements

For information with respect to recent accounting pronouncements, see Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report.

Critical Accounting Policies

There have not been any material changes to the critical accounting policies disclosed in our Form 10-K for the year ended December 31, 2023 other than the new policies on intangibles and contingent liabilities as described in Note 2 - Summary of Significant Accounting Policies.

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

Notwithstanding the conclusion by our CEO and CFO that our Disclosure Controls as of September 30, 2024 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described more fully under Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, management believes that the condensed consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows as of the date presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

The Company received two Notice of Defaults (on September 27, 2024 and October 27, 2024) from their largest creditor, Future Pak, LLC , alleging a number of Events of Default, accelerating the Principal due and payable and declaring the termination of the existing Forbearance Agreement.

On September 27, 2024, Future Pak, LLC, a Michigan limited liability company, as agent for the Purchasers (in such capacity, the Designated Agent) provided a Notice of Event of Default and Reservation of Rights (the Notice of Default) relating to the Securities Purchase and Security Agreement dated April 23, 2020, as amended (SPA), by and among the Company, Designated Agent, as certain guarantors and the purchasers (each a Purchaser and collectively Purchasers). The Notice of Default claims that by entering into arrangements to repay certain existing obligations, including obligations owed to the U.S. Department of Health and Human Services, an Event of Default has occurred under Section 9.1(e) of the SPA.

According to the Notice of Default, the Designated Agent has accelerated repayment of the outstanding principal balance owed by the Company under the Securities Purchase Agreement. If all Purchasers exercise the Section 5.7 Option (as defined below), the repurchase price would be equal to approximately $106.8 million. Pursuant to Section 5.7(b) of the SPA, upon the occurrence of an Event of Default, each Purchaser may elect, at its option, to require the Company to repurchase the Note held by such Purchaser (or any portion thereof) at a repurchase price equal to two times the sum of the outstanding principal balance and all accrued and unpaid interest thereon, due within three business days after such Purchaser delivers a notice of such election (the Section 5.7 Option).

On October 27, 2024, the Designated Agent sent an amended and supplemented notice to the Notice of Default which adds additional claims of default based on the Company’s current repayment agreements of existing obligations, including obligations owed to the U.S. Department of Health and Human Services, an Event of Default has occurred under Section 9.1(e) of the Securities Purchase and Security Agreement dated April 23, 2020, as amended. Furthermore, the Amended Notice stated that, because the events of default described in the Amended Notice of Default are not the certain prior events of default listed in the Forbearance Agreement (the Specified Defaults), the Designated Agent and the holders of the senior secured promissory notes described in the SPA thereby provided notice to the Company that the Forbearance Agreement is terminated as of October 27, 2024.

Subsequently, on November 8, 2024, the Designated Agent sent an amended and supplemented notice to the Notices (the Third Amended Notice of Default) which adds new claims of default based on (i) the Company’s failure to maintain a cash position of $1.0 million or greater, as required under Section 5(b) of the Forbearance Agreement (ii) the Company’s failure to deliver financial and operating reports in accordance with the timeline required under the Section 8.1(n) of the Baker Stock Purchase Agreement, and (iii) to clarify the outstanding balance under the notes of the Baker Stock Purchase Agreement plus all accrued and unpaid interest thereon, in the sum of approximately is $107.0 million as opposed to the Repurchase Price as defined in the Fourth Amendment.

As such, the Designated Agent could take significant, adverse action against the Company, its assets and its accounts. There can be no assurances that the Company can cure the Events of Default or otherwise stop or mitigate any adverse actions taken by the Designated Agent.

TherapeuticsMD may take adverse action against the Company and its use of the Phexxi mark.

On December 14, 2020, a trademark dispute captioned TherapeuticsMD, Inc. v Evofem Biosciences, Inc., was filed in the U.S. District Court for the Southern District of Florida against the Company, alleging trademark infringement of certain trademarks owned by TherapeuticsMD under federal and state law (Case No. 9:20-cv-82296). On July 18, 2022, the Company settled the lawsuit with TherapeuticsMD, with certain requirements which were required to be performed by July 2024 (the Settlement Timeline), including changing the name of Phexxi. On July 29, 2024 the Company received a cease and desist letter from TherapeuticsMD, demanding that the Company change the name of Phexxi. The Company is currently finalizing plans to re-brand Phexxi in connection with the settlement reached with TherapeuticsMD in 2022.

There can be no assurance that we will be able to comply with the continued listing standards of OTCQB.

OTC has certain listing standards that we must meet to maintain our listing on the OTCQB exchange. If we are unable to comply with these continued listing standards, we and our stockholders could face significant material adverse consequences including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a limited amount of new and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

As of November 7, 2024, the Company regained compliance with the Minimum Bid Price Requirement of OTCQB, however there can be no guarantee the Company will remain in compliance with such listing requirements in the future.

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

In addition, the stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to companies operating performance. The market price for our common stock may be influenced by many factors, including:

●	the potential delisting of our common stock from OTCQB, should we not comply with listing standards;
●	failure to timely file future required filings;
●	the failure to consummate the transactions in the A&R Merger Agreement;
●	the loss of key personnel;
●	the results of our efforts to commercialize Phexxi, SOLOSEC, or any other products, particularly in the event of a rebrand;
●	the results of our efforts to acquire or in-license products;
●	commencement or termination of any collaboration or licensing arrangement;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technology;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures and capital commitments;
●	additions or departures of key management personnel;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	new products, product candidates or new uses for existing products introduced or announced by our competitors, and the timing of these introductions or announcements;
●	results of clinical trials of product candidates of our competitors;
●	general economic and market conditions and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies, wars, terrorism and political unrest, outbreak of disease (e.g., the COVID-19 pandemic), boycotts and other business restrictions;
●	regulatory or legal developments in the US and other countries;
●	changes in the structure of healthcare payment systems;
●	conditions or trends in the biotechnology and biopharmaceutical industries;
●	actual or anticipated changes in earnings estimates, development timelines or recommendations by securities analysts;
●	announcement or expectation of additional financing efforts and related debt and equity issuances;
●	sales of common stock by us or our stockholders in the future, as well as the overall trading volume of our common stock;
●	stockholder activism;
●	any stockholder derivative actions; and
●	other factors described in this “Risk Factors” section.

Upon being listed on the OTCQB Marketplace on October 10, 2022 the closing sales price started at $21.25, was $0.064 as of December 31, 2023, was $0.0158 as of March 21, 2024 and was $0.0090 as of September 30, 2024. These broad market fluctuations may adversely affect the trading price or liquidity of our common stock. In the past, following periods of volatility in companies’ stock prices, securities class-action litigation has often been instituted against such companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business and financial condition.

We will need to raise significant additional funds to finance our operations, including the commercialization of Phexxi and SOLOSEC, and to remain a going concern. If we are unable to raise additional capital when needed or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our business initiatives or to cease our operations entirely.*

We have incurred significant losses and negative cash flows since our inception. We believe our existing capital resources as of the filing of this Quarterly Report are sufficient to fund our planned operations into the first half of 2025. Our ability to raise additional funds will depend, in part, on our ability to successfully commercialize Phexxi and SOLOSEC (collectively our Products) in the US. If, for whatever reason, we are unsuccessful in these efforts, it may make any necessary debt, equity or alternative financing more difficult, more costly and more dilutive. Attempting to secure additional financing will divert our management from our day-to-day activities, which may adversely affect our ability to commercialize our Products. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Furthermore, the global credit and financial markets have experienced extreme volatility and disruptions in recent history, particularly for life science companies. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional funds when needed or on acceptable terms, we may be unable to continue commercializing Phexxi as a contraceptive or successfully relaunch SOLOSEC as a treatment for bacterial vaginosis or trichomoniasis. In addition, we may be required to delay, scale back or eliminate some or all of our business initiatives or be forced to cease operations entirely. To the extent we raise additional capital through the sale of equity, convertible debt or other securities convertible into equity, the ownership interest of our stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Future debt financings, if available at all, would likely involve agreements with additional covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, making additional product acquisitions, or declaring dividends. If we raise additional funds through strategic collaborations (including, but not limited to closing the Merger Agreement with Aditxt), alternative non-dilutive financing, such as royalty-based financing, or licensing arrangements with third parties, we may have to relinquish valuable rights to Phexxi, SOLOSEC, or future revenue streams or grant licenses on terms that are not favorable to us.

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

With respect to SOLOSEC, there are many FDA-approved products for the treatment of bacterial vaginosis, and many are generic. SOLOSEC will compete with those products. Current therapies for the treatment of bacterial vaginosis primarily consist of oral and vaginal formulations of antibiotics delivered as a single dose or through multiple doses over consecutive days. If health care providers do not view the prescribing information for SOLOSEC as compelling compared with other products available for the treatment of bacterial vaginosis, or if competitive products have better insurance coverage or reimbursement levels than SOLOSEC, health care providers may opt to continue to prescribe existing treatments rather than recommend or prescribe SOLOSEC to their patients.

Our potential competitors include large, well-established pharmaceutical companies and specialty pharmaceutical companies who have significantly more resources than Evofem. These companies include Merck & Co., Inc., Organon, Allergan PLC, Pfizer Inc., Bayer AG, Johnson & Johnson, CooperSurgical Inc. and Mylan Inc. Additionally, several generic manufacturers currently market and continue to introduce new generic contraceptives.

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

●	demonstrated evidence of efficacy and safety and potential advantages compared to competing products;
●	perceptions by the medical community, physicians, and patients, regarding the safety and effectiveness of the product and the willingness of the target patient population to try it and of physicians to prescribe it;
●	relative convenience and ease of administration compared to other products approved for the same indication;
●	the regulatory label requirements for the product, including any potential restrictions on use or precautionary statements;
●	sufficient third-party insurance coverage and adequate reimbursement;
●	the terms of any approvals, such as any restrictions on the use of our product together with other medications;
●	the willingness of wholesalers and pharmacies to stock the products;
●	the prevalence and severity of any adverse side effects;
●	the ability to sufficiently educate physicians with respect to the product’s safety and efficacy; and
●	availability of alternative products and the cost-effectiveness of our product relative to competing products.

If any approved product that we may license, acquire or sell, including Phexxi, does not provide a benefit over currently available options, that product is unlikely to achieve market acceptance, and we will not generate sufficient revenues to achieve profitability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None, except as report on Current Reports on Form 8-K filed by the Company on July 17, 2024 and September 20, 2024.

Item 3. Defaults Upon Senior Securities

The Company has received those certain notices of default, as reported on Current Reports on Form 8-K filed by the Company on October 2, 2024 and October 31, 2024.

Furthermore, on November 8, 2024, the Designated Agent sent an amended and supplemented notice to the Notices (the Third Amended Notice of Default) which adds new claims of default based on (i) the Company’s failure to maintain a cash position of $1.0 million or greater, as required under Section 5(b) of the Forbearance Agreement (ii) the Company’s failure to deliver financial and operating reports in accordance with the timeline required under the Section 8.1(n) of the Baker Purchase Agreement, and (iii) to clarify the outstanding balance under the notes of the SPA plus all accrued and unpaid interest thereon, in the sum of approximately is $107.0 million as opposed the Repurchase Price, as defined in the Baker Fourth Amendment.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Saundra Pelletier Employment Agreement

The Company and its Chief Executive Officer, Saundra Pelletier, have entered into a new employee agreement (Pelletier Agreement) to be effective on November 8, 2024 (Pelletier Effective Date). The Pelletier Agreement replaces and supersedes all previous employment agreements.

The term of the Pelletier Agreement shall commence as of the Pelletier Effective Date and continue thereafter, subject to earlier termination in accordance with the terms of the Pelletier Agreement. Pursuant to the terms of the Pelletier Agreement, Ms. Pelletier shall be entitled to:

●	receive an annual base salary of $579,828 per annum (subject to annual review and adjustment) (Base Salary). The Board of Directors of the Company (Board) shall review the base salary on annual basis adjust it upward or downward at their sole discretion;

●	receive an annual cash bonus paid out annually if targets are met with a target amount of one hundred percent (100%) of the Base Salary (Annual Performance Bonus) in the year in which the Annual Performance Bonus relates, subject to approval by the Board which may adjust to be greater or less than pre-stated Annual Performance Bonus;

●	receive equity incentive compensation under the Company’s equity incentive plan, subject to approval by the Board; and

●	be eligible to participate in a number of Company-sponsored benefit plans that may be in effect from time to time.

Pursuant to the Pelletier Agreement, in the event that Ms. Pelletier is terminated for a reason other than for “Cause,” (as defined in the Pelletier Agreement) “Good Reason,” (as defined in the Pelletier Agreement) or for a Change of Control (as defined in the Pelletier Agreement), Ms. Pelletier, upon signing and returning an effective waiver and release of claims (the Release), shall be entitled to receive: (i) a lump sum payment in an amount equal to thirty-six (36) months in value of her then current Base Salary, less all customary and required taxes and relate deductions, payable in the first payroll following the date on which the Release becomes effective and non-revocable; (ii) a lump sum payment equal to the then target Annual Performance Bonus amount multiplied by 1.0, after deduction of all amounts required to be deducted or withheld under applicable law, payable in the first payroll following the date on which the Release becomes effective and non-revocable; (iii) upon the effective date of the Release, vesting of any unvested equity awards held by Ms. Pelletier shall be accelerated such that 100% of such awards shall become fully vested as of the date of such termination; (iv) that portion of Ms. Pelletier’s Base Salary accrued prior to termination of Ms. Pelletier’s employment with Company that has not yet been paid by the Company; (v) accrued but unused paid time off; (vi) reimbursement for any reasonable out-of-pocket expenses properly incurred by Ms. Pelletier on behalf of the Company prior to any such termination and not yet reimbursed; and (vii) continuation of group health continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1986 (“COBRA”) at the Company’s expense, until the earlier to occur of: (A) twelve (12) months following the termination date of Ms. Pelletier’s employment, or (B) the date that Ms. Pelletier becomes eligible for medical benefits with another employer.

Ivy Zhang Employment Agreement

The Company and Chief Financial Officer, Ivy Zhang, have entered into a new employee agreement (Zhang Agreement) to be effective on November 8, 2024 (Zhang Effective Date). The term of the Zhang Agreement shall commence as of the Zhang Effective Date and continue thereafter, subject to earlier termination in accordance with the terms of the Zhang Agreement. Pursuant to the terms of the Zhang Agreement, Ms. Zhang will be entitled to receive:

●	an annual base salary of $450,000 per annum (subject to annual review and adjustment) (CFO Base Salary). The Board shall review the base salary on annual basis adjust it upward or downward at their sole discretion;

●	an annual cash bonus with the target amount equal to seventy-five percent (75%) of the Base Salary (the “CFO Annual Performance Bonus”) in the year in which the CFO Annual Performance Bonus relates, subject to approval by the Board which may adjust to be greater or less than pre-stated CFO Annual Performance Bonus;

●	equity incentive compensation under the Company’s equity incentive plan, subject to approval by the Board; and

●	eligibility to participate in a number of Company-sponsored benefit plans that may be in effect from time to time.

Pursuant to the Zhang Agreement, in the event that the Zhang Agreement is terminated for a reason other than for “Cause,” (as defined in the Zhang Agreement) “Good Reason,” (as defined in the Zhang Agreement) or for a Change of Control (as defined in the Zhang Agreement), Ms. Zhang, upon signing and returning an effective waiver and release of claims (the CFO Release), shall be entitled to receive: (i) a lump sum payment in an amount equal to twenty-four (24) months in value of her then current CFO Base Salary, less all customary and required taxes and related deductions, payable in the first payroll following the date on which the Release becomes effective and non-revocable; (ii) a lump sum payment equal to the then target CFO Annual Performance Bonus amount multiplied by 1.0, after deduction of all mounts required to be deducted or withheld under applicable law, payable in the first payroll following the date on which the CFO Release becomes effective and non-revocable; (iii) upon the effective date of the CFO Release, vesting of any unvested equity awards held by Ms. Zhang shall be accelerated such that 100% of such awards shall become fully vested as of the date of such termination; (iv) that portion of Ms. Zhang’s CFO Base Salary accrued prior to termination of Ms. Zhang’s employment with Company and that has not yet been paid; (v) accrued but unused paid time off; (vi) reimbursement for any reasonable out-of-pocket expenses properly incurred by Ms. Zhang on behalf of the Company prior to any such termination and not yet reimbursed; and (vii) continuation of group health continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1986 (“COBRA”) at the Company’s expense, until the earlier to occur of: (A) twelve (12) months following the termination date of Ms. Zhang’s employment, or (B) the date that Ms. Zhang becomes eligible for medical benefits with another employer.

Compliance with OTCQB requirements

On November 8, 2024, the Company received notice from OTCQB notifying the Company that it has regained compliance with the minimum closing bid price requirement for continued listing on OTCQB as set forth in the OTCQB listing standards, section 2.3.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.		Exhibit Title	Filed Herewith	Form	File No.	Date Filed
2.1		Definitive Agreement between the Company and Aditxt, Inc.		8-K	001-36754	12/12/2023
2.2		First Amendment to the Merger Agreement, dated January 8, 2024		8-K	001-36754	1/11/2024
2.3		Second Amendment to the Merger Agreement, dated January 30, 2024		8-K	001-36754	1/31/2024
2.4		Third Amendment to the Merger Agreement, dated February 29, 2024		8-K	001-36754	3/6/2024
2.5		Reinstatement and Fourth Amendment to Merger Agreement dated May 2, 2024		8-K	001-36754	5/2/2024
2.6		Amended and Restated Plan of Merger, by and between the Company, Aditxt, Inc. and Adifem, Inc.		8-K	001-36754	7/18/2024
2.7		First Amendment to the Amended and Restated Agreement and Plan of Merger, by and between the Company, Aditxt, Inc., and Adifem, Inc., dated August 16, 2024		8-K	001-36754	8/20/2024
2.8		Second Amendment to the Amended and Restated Agreement and Plan of Merger, by and between the Company, Aditxt, Inc., and Adifem, Inc., dated September 6, 2024		8-K	001-36754	9/6/2024
2.9		Third Amendment to the Amended and Restated Agreement and Plan of Merger, by and among the Company, Aditxt, Inc. and Adifem, Inc., dated October 2, 2024		8-K	001-36754	10/3/2024
3.1		Amended and Restated certificate of Designation of Series F-1 Convertible Preferred Stock		8-K	001-36754	6/26/2024
10.1		Asset Purchase Agreement, by and between the Company and Lupin Inc.		8-K	001-36754	7/18/2024
10.2		License Agreement, by and between the Company and Pharma 1 Drug Store, L.L.C.		8-K	001-36754	7/23/2024
10.3		Securities Purchase Agreement, by and between the Company and Aditxt, Inc., dated as of July 12, 2024.		8-K	001-36754	7/23/2024
10.4		Registration Rights Agreement, by and between the Company and Aditxt, Inc., dated as of July 12, 2024.		8-K	001-36754	7/23/2024
10.5		Securities Purchase Agreement, by and between the Company and Aditxt, Inc., dated as of August 9, 2024.		10-Q	001-36754	8/14/2024
10.6		Registration Rights Agreement, by and between the Company and Aditxt, Inc., dated as of August 9, 2024.		10-Q	001-36754	8/14/2024
10.7		Securities Purchase Agreement, by and between the Company and Aditxt, Inc., dated as of September 20, 2024.		10-Q	001-36754	9/25/2024
10.8		Registration Rights Agreement, by and between the Company and Aditxt, Inc., dated as of September, 2024.		10-Q	001-36754	9/25/2024
10.9		Securities Purchase Agreement, by and between the Company and Aditxt, Inc., dated as of October 2, 2024.		8-K	001-36754	10/3/2024
10.10		Registration Rights Agreement, by and between the Company and Aditxt, Inc., dated as of October 2, 2024.		8-K	001-36754	10/3/2024
10.11		Securities Purchase Agreement, by and between the Company and Aditxt, Inc., dated as of October 28, 2024.		8-K	001-36754	10/28/2024
10.12		Registration Rights Agreement, by and between the Company and Aditxt, Inc., dated as of October 28, 2024.		8-K	001-36754	10/28/2024
10.13		Form of Support Agreement, by and between the Company and the Investor, dated as of October 28, and October 30, 2024.		8-K	001-36754	10/31/2024
10.14		Amended Employment Agreement, by and between the Registrant and Ivy Zhang, dated as of November 8, 2024.	X
10.15		Amended Employment Agreement, by and between the Registrant and Saundra Pelletier, dated as of November 8, 2024.	X
31.1		Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
99.1		Lupin press release, dated July 15, 2024		8-K	001-36754	7/18/2024
101.INS	†	Inline XBRL Instance Document	X
101.SCH	†	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	†	Inline XBRL Definition Linkbase Document	X
101.LAB	†	Inline XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104		Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation by reference language in such filing.

†	The financial information of Evofem Biosciences, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 filed on November 14, 2024 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Operations, (iv) the Condensed Consolidated Statements of Convertible and Redeemable Preferred Stock and Stockholders’ Deficit, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, is furnished electronically herewith.

^^	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVOFEM BIOSCIENCES, INC.

Date: November 14, 2024	By:	/s/ Ivy Zhang
Ivy Zhang
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

