Form 10-K
period 2024-12-31
Evofem Biosciences, Inc.
filed 2025-03-24
CIK 1618835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $0.9 million as of June 30, 2024, based upon the closing sale price on the OTCQB Venture Market reported for such date. Shares of common stock held by each executive officer and director and certain holders of more than 10% of the outstanding shares of the registrant’s common stock have been excluded in that such persons may be deemed to be affiliates. Shares of common stock held by other persons, including certain other holders of more than 10% of the outstanding shares of common stock, have not been excluded in that such persons are not deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 14, 2025 was 113,356,354.

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

These forward-looking statements include, among other things, statements about:

●	our ability to regain compliance with listing standards of the OTCQB® Venture Market to maintain the listing of our shares thereon;
●	the possibility and effects of our common stock being traded on OTC Pink Current in the event we fail to regain compliance with OTCQB® Venture Market;
●	the consummation of the transactions contemplated by the Merger Agreement and documents related thereto;
●	our ability to continue as a going concern;
●	the Notice of Default and cancellation of Forbearance Agreement received by Future Pak, LLC and any potential legal action(s) against the Company, including that its assets that could be taken and potential negative outcome(s) thereof;
●	our ability to successfully integrate and commercialize SOLOSEC® (secnidazole) 2g oral granules (SOLOSEC);
●	our ability to remediate the material weaknesses in our internal controls and procedures identified by management;
●	our ability to obtain necessary approvals of any corporate action(s) needing stockholder, FINRA, or other approvals;
●	our ability to file Annual and Quarterly Reports on a timely basis;
●	our ability to raise additional capital to fund our operations if and as needed;
●	our ability to achieve and sustain profitability;
●	our estimates regarding our future performance including, without limitation, any estimates of potential future revenues;
●	estimates regarding market size;
●	our estimates regarding expenses, revenues, financial performance, and capital requirements, including the length of time our capital resources will sustain our operations;
●	our ability to comply with the provisions and requirements of our debt arrangements, to avoid future defaults pursuant to our debt arrangements, and to pay amounts owed, including any amounts that may be accelerated, pursuant to our debt arrangements;
●	estimates regarding health care providers’ (HCPs’) recommendations of PHEXXI® (lactic acid, citric acid, and potassium bitartrate) vaginal gel (PHEXXI) to patients;
●	estimates regarding HCPs recommendations of SOLOSEC to patients suffering from the sexual health infections for which it is indicated;
●	the rate and degree of market acceptance of our products;
●	our ability to successfully commercialize and distribute our products and continue to develop our sales and marketing capabilities, particularly after any product rebrand;
●	The requirement to change the name of PHEXXI and our estimates regarding the timing and cost thereof;
●	our estimates regarding the effectiveness of our marketing campaigns;
●	our strategic plans for our business, including the commercialization of our products;
●	the potential for changes to current regulatory mandates requiring health insurance plans to cover U.S. Food and Drug Administration (FDA)-cleared or -approved contraceptive products or testing for sexually transmitted infections (STIs) without cost sharing;
●	our ability to obtain or maintain third-party payer coverage and adequate reimbursement, and our reliance on the willingness of patients to pay out-of-pocket for our products absent full or partial third-party payer reimbursement;
●	our ability to protect and defend our intellectual property position and our reliance on third party licensors;
●	our ability to obtain additional patent protection for our products;
●	our dependence on third parties for the manufacture of our products;
●	our ability to expand our organization to accommodate potential growth; and
●	our ability to retain and attract key personnel.

Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on our projections of the future which are subject to known and unknown risks and uncertainties and other factors that may cause our actual results, level of activity, performance, or achievements to differ from those expressed or implied by these forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. All forward-looking statements are qualified in their entirety by this cautionary statement. Forward-looking statements should be regarded solely as our current plans, estimates and beliefs. You should read this Annual Report and the documents that we have filed as exhibits to this Annual Report and incorporated by reference herein completely and with the understanding that our actual results may be materially different from the plans, intentions and expectations disclosed in the forward-looking statements we make. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. The forward-looking statements contained in this Annual Report are made as of the date of this Annual Report, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

This Annual Report contains estimates and other statistical data made by independent parties and by the Company relating to market size and growth and other data about its industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates.

Our first commercial product, PHEXXI, was approved by the FDA on May 22, 2020, for the prevention of pregnancy and launched in the U.S. in September 2020. PHEXXI is the first and only non-hormonal prescription contraceptive vaginal gel. Women use it when they have sex, applying PHEXXI 0-60 minutes prior to intercourse. Because PHEXXI is hormone-free and non-systemic, it is not associated with side effects of hormonal contraceptive methods, such as depression, weight gain, headaches, loss of libido, mood swings and irritability. Taking hormones may not be right for some women, especially those with certain medical conditions including clotting disorders, hormone-sensitive cancers, diabetes or a BMI over 30, as well as women who are breast feeding, and / or smoke. Per the NCHS-published data from the chart below, more than 23.3 million women in the U.S. do not want to get pregnant and will not use a hormonal contraceptive.

In July 2024 we acquired global rights to SOLOSEC. This FDA-approved single-dose oral antimicrobial agent provides a complete course of therapy for the treatment of two common sexual health infections – bacterial vaginosis (BV) and trichomoniasis (Trich). The SOLOSEC acquisition aligns with and advances our mission to improve access to innovative and differentiated options that impact women’s daily lives. We re-launched SOLOSEC in the U.S. in November 2024 and expect commercialization of SOLOSEC will benefit from our commercial infrastructure and strong physician relationships.

Outside the U.S., our strategy is to commercialize our products in global markets through commercial partnerships and/or license agreements. PHEXXI was approved in Nigeria on October 6, 2022, as Femidence™ by the National Agency for Food and Drug Administration and Control. PHEXXI has been submitted for approval in Mexico, Ethiopia and Ghana. In July 2024, we licensed commercial rights to PHEXXI in the Middle East to Pharma 1 Drug Store, LLC, an emerging Emirati health care company (Pharma 1). Pharma 1 is expected to file for regulatory approval of PHEXXI in the United Arab Emirates (UAE) in the first half of 2025.

Unless the context requires otherwise, references in this Annual Report to “Evofem,” “Company,” “we,” “us” and “our” refer to Evofem Biosciences, Inc. and its subsidiaries.

This Annual Report includes our trademarks, trade names and service marks, including “EVOFEM®” “PHEXXI®”, “FEMIDENCE™”, and “SOLOSEC®”, which are protected under applicable intellectual property laws and are the property of Evofem Biosciences, Inc. or its subsidiaries. Solely for convenience, trademarks, trade names and service marks referred to in this Annual Report may appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply a relationship with, or endorsement or sponsorship of us by, these other parties.

PART I

Item 1. Business.

Overview

We are a San Diego-based commercial-stage biopharmaceutical company with a strong focus on innovation in sexual and reproductive health.

Our first commercial product, PHEXXI, was approved by the FDA on May 22, 2020. PHEXXI is the first and only FDA-approved, hormone-free prescription contraceptive vaginal gel. It comes in a pre-filled applicator and is applied within one hour before intercourse, empowering women with a convenient, discreet, and flexible contraception method that puts control in their hands. We commercially launched PHEXXI in September 2020 in the U.S. and have reported increased net product sales for each successive year.

In November 2024, we re-launched SOLOSEC in the U.S., following the acquisition of global rights to the product in July 2024. This oral antimicrobial agent provides a complete course of therapy for two common sexual health infections with just one dose. SOLOSEC is FDA-approved for the treatment of two sexual health diseases: bacterial vaginosis (BV), a common vaginal infection, in females 12 years of age and older, and Trichomonas vaginalis, a common sexually transmitted infection (STI), in people 12 years of age and older. SOLOSEC has the same call point as PHEXXI, enabling us to leverage our commercial infrastructure and strong physician relationships.

We intend to commercialize our products in all other global markets through partnerships or licensing agreements, such as the July 2024 licensing of commercial rights to PHEXXI in the Middle East to Pharma 1 Drug Store, LLC, an emerging Emirati health care company (Pharma 1).

While our pipeline includes multiple candidates that are designed to address critical unmet needs in women’s health, we halted all clinical development in October 2022 to focus resources on growing sales of PHEXXI for the prevention of pregnancy.

Aditxt Merger

On December 11, 2023, the Company entered into an Agreement and Plan of Merger, as amended, (the Merger Agreement) with Aditxt, Inc., a Delaware corporation (Aditxt or Parent), Adifem, Inc., a Delaware corporation and wholly-owned Subsidiary of Aditxt (Merger Sub), pursuant to which, and on the terms and subject to the conditions thereof, Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Aditxt (the Merger).

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

On February 29, 2024, as part of the Third Amendment, Aditxt agreed to have, as a condition of closing, that the outstanding balance, plus all accrued and unpaid interest thereon, in an amount not to exceed the Repurchase Price, shall have been paid in full. The A&R Merger Agreement, as amended, entered into on July 12, 2024, maintains the same condition to closing. As discussed above, the A&R Merger Agreement was amended on August 16, 2024, September 6, 2024, October 2, 2024, November 19, 2024, and March 22, 2025; none of the amendments modified this closing condition.

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

On July 12, 2024, the Company, the Merger Sub and Aditxt entered into the Amended and Restated Merger Agreement (the A&R Merger Agreement) which amends and restates in its entirety the Agreement and Plan of Merger (as amended January 10, 2024, January 30, 2024, February 29, 2024, and May 2, 2024 (collectively, the Original Merger Agreement)). Except as described below, the terms and provisions of the A&R Merger Agreement are consistent with the terms and provisions of the Original Merger Agreement.

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

On August 16, 2024, the Company, Parent and Merger Sub entered into the first amendment to the A&R Merger Agreement (the First Amendment), to change the funding date for the Third Parent Equity Investment Date (as defined in the A&R Merger Agreement) from August 30, 2024 to the earlier of (i) September 6, 2024 or (ii) within five (5) business days of the closing of a public offering by Parent resulting in aggregate net proceeds to Parent of no less than $20.0 million.

On September 6, 2024, the Company, Parent and Merger Sub entered into the second amendment to the A&R Merger Agreement (the Second Amendment), to (i) change the date of the Third Parent Equity Investment Date and Fourth Parent Equity Investment Date (as defined in the A&R Merger Agreement) from September 6, 2024 and September 30, 2024 to September 30, 2024 and October 31, 2024, respectively and (ii) to change the required consummation date to November 29, 2024.

On October 2, 2024, the Company, Parent and Merger Sub entered into the third amendment to the A&R Merger Agreement (the Third Amendment), to (i) change the date of the Third Parent Equity Investment Date (as defined in the A&R Merger Agreement) from September 30, 2024 to October 2, 2024, (ii) change the Third Parent Equity Investment from 1,500 shares of Series F-1 Preferred Shares to 720 shares of Series F-1 Preferred Shares, and (iii) amend the Fourth Parent Equity Investment (as defined in the A&R Merger Agreement) from 1,500 shares of Series F-1 Preferred Shares to 2,280. The Third and Fourth Parent Equity Investments were timely completed on October 2 and October 28, 2024, respectively.

On November 19, 2024, the Company, Parent and Merger Sub entered into the fourth amendment to the A&R Merger Agreement (the Fourth Amendment) to change the required consummation date to January 31, 2025.

On March 22, 2025, the Company, Parent and Merger Sub entered into the fifth amendment to the A&R Merger Agreement (the Fifth Amendment), to (i) change the required consummation date to September 30, 2025; (ii) add a Parent investment of $1.5 million to be completed by April 7, 2025 (the Fifth Parent Investment); and (iii) add a special meeting consummation date being on or prior to September 26, 2025.

The accompanying consolidated financial statements in this Annual Report do not reflect the potential impact of the A&R Merger Agreement.

The A&R Merger Agreement, as amended, is subject to certain closing conditioned and contains customary representations, warranties and covenants and indemnifications provisions.

The consummation of the Merger is conditioned upon, among other things: (i) the Company Shareholder approval shall having been obtained in accordance with applicable Law; (ii) no governmental entity having jurisdiction over any party shall have issue any order, decree, ruling injunction or other action that is in effect restraining the Merger; (iii) a voting agreement shall have been executed and delivered by the parties thereto; (iv) all Company preferred stock shall have been converted to Company common stock except for the Unconverted Company Preferred Stock (as defined by the A&R Merger Agreement); (v) the Company shall have received agreements from all of the holders of the Company’s warrants, duly executed, containing waivers with respect to any fundamental transaction, change in control or other similar rights that such warrant holders may have under any such Company warrants and exchange such Company warrants as they hold for an aggregate of not more than 930,336 shares of Parent Preferred Stock (as defined in the A&R Merger Agreement); (vi) the Company shall have cashed out any other warrant holder who has not provided a warrant holder agreement, provided, however, that the aggregate amount of such cash out for any and all other warrant holders who have not provided a warrant holder agreement shall not exceed $0.15 million; (vii) the Company shall have obtained waivers from holders of Company convertible notes of the original principal amount thereof with respect to any fundamental transaction rights such Company convertible note holders may have under any such Company convertible notes, including any right to vote, consent or otherwise approve or veto any of the transaction contemplated by this A&R Merger Agreement; (viii) Aditxt shall have received sufficient financing to satisfy its payment obligations under the A&R Merger Agreement; (ix) the requisite stockholder approval shall have been obtained by Aditxt at a special meeting of its stockholders to approve the Parent Stock Issuance (as defined in the A&R Merger Agreement); (x) Aditxt shall have received a compliance certificate from the Company certifying Company complied with all reps and warranties in the A&R Merger Agreement; (xi) Aditxt shall have received waivers from the parties to the agreements listed in Section 7.2(f) of the A&R Merger Agreement Parent Disclosure Letter of the issuance of securities in a “Variable Rate Transaction” (as such term in defined in such agreements); (xii) Parent shall have received a certificate certifying that no interest in the Company is a U.S. real property interest, as required under U.S. treasury regulation section 1.897-2(h) and 1.1445-3(c); (xiii) Aditxt shall have paid, in full, the Repurchase Price, as defined in the Fourth Amendment to the Securities Purchase and Security Agreement dated as of September 8, 2023, by and among the Company, Baker Brothers Life Sciences, L.P., 667, L.P. and Bakers Bros. Advisors LP, which was assigned to Future Pak, LLC in 2024; (xv) there shall be no more than 4,141,434 dissenting shares that are Company common stock or 98 dissenting shares that are Company preferred stock; (xiv) Company shall have received from Aditxt a compliance certificate certifying that Parent has complied with all representations and warranties; and (xv) that Aditxt shall be incompliance with stockholders’ equity requirements in Nasdaq listing rule 5550(b)(1).

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

Our Chief Financial Officer, Ivy Zhang, is a trusted leader and a seasoned finance executive who is dedicated to advancing our mission of addressing the unmet sexual and reproductive health needs of women. She joined Evofem as Chief Financial Officer on April 13, 2023 and leads our finance organization and financial activities including financial planning and analysis, accounting, external audit, tax, controllership, and treasury functions. Ms. Zhang has more than 16 years of financial and accounting experience spanning diverse industries, including pharmaceuticals and medical devices. Most recently she was Vice President Corporate Controller of HUYABIO International. From March 2018 to November 2022, she held increasingly senior leadership roles in Evofem’s finance team, ultimately serving as Controller. Earlier in her career, Ms. Zhang served in finance positions for more than two and a half years at SeaSpine Holdings Corporation (a public medical and therapeutic technology and device company) and approximately seven years at Ernst & Young LLP. On April 13, 2023, the Board of Directors appointed her Secretary.

Our Strategy

Key elements of our strategy include:

● Successfully commercialize PHEXXI. Currently, our primary focus is the successful commercialization of PHEXXI in the U.S. Outside the U.S., we intend to commercialize PHEXXI through strategic partnerships or license agreements, such as the licensing agreement with Pharma 1. We believe this approach will allow us to effectively deploy our capital to maximize the inherent value of PHEXXI for the benefit of all stakeholders.

● Successfully commercialize SOLOSEC. In July 2024, we expanded our commercial portfolio by acquiring global rights to SOLOSEC, an oral antimicrobial agent that provides a complete course of therapy for the treatment of two common sexual health infections with just one dose. SOLOSEC is FDA-approved for the treatment of bacterial vaginosis (BV), a common vaginal infection, in females 12 years of age and older, and Trichomonas vaginalis, a common sexually transmitted infection (STI), in people 12 years of age and older. SOLOSEC has the same call point as PHEXXI, enabling us to leverage our commercial infrastructure and strong physician relationships. We relaunched SOLOSEC in November 2024 and our continued focus will be on ensuring the success of the commercialization efforts.

● Leverage our U.S. sales force through business development. We intend to opportunistically acquire, in-license additional commercial or launch-ready products to enhance our offerings and complement our core competencies in women’s health. In addition to increasing revenues, the addition of other commercial assets would diversify our revenue stream. We may also defray sales force costs by promoting synergistic products for other companies on a fee-for-service basis.

Contraceptive Market Overview

U.S. Contraceptive Market

The U.S. is the largest commercial market worldwide and presents the greatest opportunity for PHEXXI and other women’s health products. The total U.S. contraceptive market was valued at $8.7 billion in 2024 and is expected to reach approximately $12 billion by 2030 with a compound annual growth rate of 4.7% (source: Grand View Research, U.S. Contraceptive Market Size, Share & Trends Analysis Report By Product and Segment Forecasts, 2023 – 2030.)

In the U.S., current contraceptive options include:

●	devices designed to prevent pregnancy through physical means, such as condoms and diaphragms;

●	hormone-based pharmaceutical products, including oral contraceptives (OCs), vaginal rings, transdermal patches, intramuscular injections, subcutaneous implants and intrauterine devices (IUDs). These can be associated with undesirable side effects such as weight gain, loss of libido and mood changes that may lead women to discontinue their use and seek alternative contraceptive methods. Hormonal birth control is also associated with a slight increase in the risk of breast cancer, as published in the peer-reviewed journal PLOS Medicine in March 2023;

●	a hormone-free copper IUD; and

●	PHEXXI, a prescription vaginal pH modulator that was introduced to the market in September 2020.

The vast majority of contraceptive products require a prescription in the U.S. Besides condoms and a progestin-only OC that was converted to over-the-counter (OTC) status in 2024, the only currently available OTC contraceptive products in the U.S. are spermicides that contain nonoxynol-9 (N-9), a surfactant (detergent).

As shown in the chart below, which is based on data from the 2017–2019 National Survey of Family Growth, of the 72.7 million women of reproductive age (15-49) in the U.S., 13.0 million women use no method of birth control, putting them at risk of unintended pregnancy. An additional 10.3 million women in the U.S, rely on condoms or some other form of non-hormonal OTC birth control (e.g. rhythm, withdrawal). Another 20.0 million women in the U.S. use prescription birth control methods; these are predominantly hormone-based with the sole exception of the copper IUD. This study predated the FDA-approval and U.S. launch of PHEXXI in 2020 as well as the 2024 switch of Opill from prescription to OTC status.

Source: Daniels-K-and-Abma-J.-Current-Contraceptive-Status-Among-Women-Aged-15-49_NCHS-Data-Brief-Number-388-October-2020.pdf (evofem.com)

Per the NCHS-published data, an aggregate 23.3 million women who are currently at risk for pregnancy are not using hormone-based contraceptives as their primary form of contraception. Evofem hopes that PHEXXI will grow the prescription birth control market through adoption by women in these groups.

Through the growing utilization of GLP-1 prescription medications like Ozempic, Mounjaro and Zepbound, a new opportunity for PHEXXI has emerged. GLP-1s may make oral birth control pills less effective at certain points in the dosing schedule. Per the USPI, prescribers are instructed to “advise patients using oral contraceptives to switch to a non-oral contraceptive method or add a barrier method” to prevent unintended pregnancy during these times. PHEXXI can be prescribed to prevent unintended pregnancy in these patients. We aim to increase awareness among GLP-1 users and prescribers to build adoption of PHEXXI among women concurrently taking GLP-1s and oral birth control pills.

Market Opportunity: Contraception

Hundreds of millions of women worldwide seek sexual and reproductive health products that provide them with their self-defined control of their individual needs during their (on average) 30+ years of fertility. However, an estimated 218 million women who want to avoid pregnancy are not using safe, modern methods of contraception and nearly half of all pregnancies – 112 million each year - are unintended according to the United Nations 2024 State of World Population report.

According to the CDC, reducing the percentage of all unintended pregnancies has been one of the National Health Promotion Objectives since its establishment in 1980. Approximately two million unintended pregnancies occur in the U.S. annually; 36%, or 1.97 million of the 5.51 million total pregnancies in the U.S., were unintended in 2019. (CDC National Center for Health Statistics (NCHS). National Pregnancy Rate Estimates released April 12, 2023).

Our Commercial Products: PHEXXI and SOLOSEC

PHEXXI

PHEXXI® (lactic acid, citric acid and potassium bitartrate) vaginal gel is the only FDA-approved, hormone-free, on-demand, woman-controlled prescription contraceptive drug product available in the U.S. We believe PHEXXI’s attributes address significant gaps and underserved and unmet needs in the contraceptive market and make it an attractive contraceptive choice for women.

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

SOLOSEC

In July 2024, we expanded our commercial portfolio by acquiring global rights to SOLOSEC® (secnidazole) 2g oral granules, a single-dose oral antimicrobial agent that provides a complete course of therapy with just one dose for the treatment of two common sexual health infections. SOLOSEC is FDA-approved for the treatment of two sexual health diseases: bacterial vaginosis (BV), a common vaginal infection, in females 12 years of age and older, and Trichomonas vaginalis, a common sexually transmitted infection (STI), in people 12 years of age and older. SOLOSEC has the same call point as PHEXXI, enabling us to leverage our commercial infrastructure and strong physician relationships.

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

There are several currently available treatments for BV. SOLOSEC is uniquely designed for convenient, safe, single-dose oral administration in the BV treatment market, as seen in the table below.

The comparative efficacy of SOLOSEC vs. these treatments has not been adequately studied. This is not a complete list of attributes for each product that may be important to a clinical decision. For the most updated information, consult the PI for each product.

While oral metronidazole is the current standard of care to treat BV, research has shown that as many as 50% of patients with BV do not adhere to a full course of metronidazole treatment (500mg 2x per day x 7 days). 58% of women who do not complete therapy will have a recurrence within one year. Noncompliance to a multiple-day metronidazole regimen is a contributing factor to persistent BV.

In clinical trials, SOLOSEC demonstrated clinically and statistically significant efficacy in the treatment of BV with just one dose; 68% of patients treated with SOLOSEC did not require any additional treatment for BV. Guidelines for the American College of Obstetricians and Gynecologists (ACOG) in 2020 and the U.S. Centers for Disease Control (CDC) in 2021 each include single dose SOLOSEC for the treatment of BV.

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

Commercialization Strategy

Evofem’s commercial operations are focused on the U.S., which is the largest commercial market worldwide and we believe presents the greatest opportunity for PHEXXI, SOLOSEC, and other women’s health products. Our strategy is to commercialize PHEXXI, SOLOSEC, and potentially other innovative women’s health products in the U.S. through our dedicated sales team, supported by a telehealth platform.

Outside the U.S., the Company’s strategy is to commercialize our products in global markets through commercial partnerships and/or license agreements. PHEXXI was approved in Nigeria on October 6, 2022, as Femidence™ by the National Agency for Food and Drug Administration and Control. PHEXXI has been submitted for approval in Mexico, Ethiopia and Ghana. In July 2024, we licensed commercial rights to PHEXXI in the Middle East to Pharma 1 Drug Store, LLC, an emerging Emirati health care company (Pharma 1). The licensed territory includes the United Arab Emirates (UAE), Kuwait, Saudi Arabia, Qatar and certain other countries in the region. Pharma 1 is responsible for obtaining and maintaining any regulatory approvals required to market and sell PHEXXI, and will handle all aspects of distribution, sales and marketing, pharmacovigilance and all other commercial functions in these countries. Evofem will supply PHEXXI to Pharma 1 at cost-plus. Pharma 1 is expected to file for regulatory approval of PHEXXI in the UAE in the first half of 2025 and is contractually obligated to launch within 60 days of approval.

Commercialization of PHEXXI and SOLOSEC in the U.S.

The U.S. is the largest commercial market worldwide and presents the greatest opportunity for PHEXXI, SOLOSEC, and other women’s health products. Our sales force promotes PHEXXI and SOLOSEC directly to obstetrician/gynecologists and their affiliated health professionals, who collectively write the majority of prescriptions for contraceptive products and treatments for bacterial vaginosis (BV) and trichomoniasis. As of March 14, 2025, our sales force consisted of 16 regional sales representatives, who have on average 14 years in the Pharma industry and 12 years in women’s health. They are supported by two business directors and an SVP of Commercial Operations. The sales team is geographically focused on territories with most favorable PHEXXI coverage, targeting HCPs with an abundance of the PHEXXI patient type and/or who are likely prescribers of SOLOSEC.

We also offer women direct access to PHEXXI via a telehealth platform. Using this platform, women can directly meet with a healthcare provider (HCP) to determine if they are eligible for a prescription and, if so, have the prescription written by the HCP, then filled and mailed directly to them by a third-party pharmacy.

Our commercial strategy for PHEXXI includes targeting women of reproductive potential in the U.S., We focus our efforts on 1) the approximately 23 million women who are not currently using hormonal contraception and 2) the approximately 20 million women who are using a prescription contraceptive, some of whom, particularly pill users, may be ready to move to an FDA-approved, non-invasive, hormone-free contraceptive. An important subset of this population is contraceptive pill users also take GLP-1s and who may benefit from concurrent use of PHEXXI to prevent unintended pregnancy during GLP-1 dose evaluation periods. Additionally, we target certain identified target HCP segments.

Our commercial strategy for SOLOSEC is directed towards approximately 3,000 HCPs within the OB/GYN space, with a particular focus on current SOLOSEC. We aim to build advocates through national initiatives and Key Opinion Leader (KOL) development while leveraging the established relationships of our experienced sales team.

BV is the most common vaginal condition in women of reproductive age in the United States, affecting an estimated 21 million women. The condition results from an overgrowth of certain bacteria, which upsets the balance of the natural vaginal microbiome and can lead to symptoms of odor or discharge. The CDC, in its 2021 STI Treatment Guidelines, recommends treatment for bacterial vaginosis in women with symptoms. Our commercial strategy for SOLOSEC reflects the coverage reality that SOLOSEC is best for women who have had BV previously.

Of interest, BV raises the pH of the vagina, increasing the likelihood of concomitant infection with trichomoniasis and other STIs; approximately 20% of BV patients also have trichomoniasis.

There are an estimated 6.9 million new trichomoniasis infections in the U.S. each year. Up to 70% of people infected with this STI are unaware that they are infected and may unwittingly pass the parasite to sexual partners. Untreated infections might last from months to years. Undiagnosed infections and lack of compliance with multi-day treatment regimens are critical contributing factors to the prevalence of this parasitic STI. All sexual partners of people infected with trichomoniasis should be treated with the same dose and at the same time to prevent reinfection.

SOLOSEC is designed to be easy to take; one oral dose contains a complete course of treatment for BV and trichomoniasis, which appeals to patients and HCPs alike.

Payer and Reimbursement Strategy in the U.S.

Pricing Strategy

Our pricing strategy for PHEXXI was informed by extensive pre-approval payer research including discussions with decision makers at major health plans and PBMs across the U.S. who at the time controlled nearly 83 million commercial lives. Based on this gathered intelligence, we initially priced PHEXXI at $267.50 per box of 12 applicators and each year we update the pricing to account for changes to the consumer price index. Our pricing, when annualized, is comparable to all other commercially available branded prescription contraceptives.

PHEXXI is classified in the databases and pricing compendia of Medi-Span and First Databank, two major drug information databases that payers can consult for pricing and product information, as the first and only “vaginal pH modulator.”

Our pricing strategy for SOLOSEC is a continuance of legacy pricing established by Lupin, from which we acquired the asset in July 2024. While SOLOSEC is positioned at a different price point compared to some other products available for similar indications, its convenient one-time oral dosing supports better patient compliance, which could contribute to cost benefits from a health economics perspective. As legacy payor contracts expire, we are re-evaluating the strategy and making adjustments.

Third-party Payers

Market acceptance and sales of PHEXXI and SOLOSEC depend, in part, on the extent to which reimbursement is available from third-party payers, which include government health administration authorities, managed care organizations, private health insurers and PBMs. Third-party payers decide which therapies they will pay for and establish reimbursement levels for those therapies. Decisions regarding the extent of coverage and amount of reimbursement to be provided for any product are made on a payer-by-payer basis. One payer’s determination to provide coverage for a drug does not assure that other payers will also provide coverage and adequate reimbursement for that drug.

Managed care organizations and other private insurers frequently adopt their own payment or reimbursement reductions. The continued integration between commercial health plans and PBMs has increased the negotiating power of these entities. Third-party payers increasingly employ formularies to control costs; they negotiate discounted prices in exchange for formulary inclusion. These formularies often do not include all products approved for any particular indication. We continue to work with health plans and PBMs to improve and secure additional formulary positioning for PHEXXI and SOLOSEC.

In the second quarter of 2022, we successfully negotiated a contract with one of the largest PBMs in the nation, which added PHEXXI to its formulary with no restrictions for most women covered by the plan. The agreement was retroactive and took effect January 1, 2022 and is representative of approximately 46 million lives. An additional 13.7 million lives are covered under our December 2020 PHEXXI contract award from the U.S. Department of Veterans Affairs.

SOLOSEC Third-Party coverage involves more barriers to patient access, such as prior authorizations, because there are less expensive generics available in the class. However, the one-and-done dosing and improved compliance makes getting SOLOSEC approved with a prior authorization easier. As a result, our sales team focuses on the patient type with repeated or persistent BV.

We also participate in government programs including the 340B and the Medicaid Drug Rebate Program, which took effect January 1, 2021, and affords access to PHEXXI and SOLOSEC for the U.S. Medicaid population.

Affordable Care Act

The Affordable Care Act (ACA) guarantees coverage of women’s preventive services, including free birth control and contraceptive counseling, for all individuals and covered dependents with reproductive capacity. This includes all contraceptives approved, granted, or cleared by the FDA. The ACA requires most health plans to cover STI screenings and counseling, for certain populations, at no cost.

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

On January 1, 2023, the current HRSA Women’s Preventive Services Guidelines took effect for calendar year plans.

Separately, on January 10, 2022, the U.S. Department of Health and Human Services (HHS), alongside the Departments of Labor and of the Treasury (the Departments) issued updated guidance related to contraceptive access. Specific directives to healthcare plans under the Departments’ FAQ Update include that:

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

As of and since January 1, 2023, most insurers and pharmacy benefit managers (PBMs) must provide coverage, with no out-of-pocket costs (e.g. $0 copay) to the subscriber or dependent, for FDA-approved contraceptive products, like PHEXXI, prescribed by healthcare providers.

As a result, to comply with these Guidelines, payers are increasingly covering PHEXXI by:

–	Adding PHEXXI to formulary (commercial insurers) or preferred drug list (Medicaid)

–	Removing the requirement for a Prior Authorization letter from the HCP (commercial insurers)

–	Moving PHEXXI to $0 copay (commercial insurers)

Birth Control Guide

The FDA Birth Control Guide (the Guide) was developed and is used as an educational tool by many obstetrician/gynecologists to assist in counseling patients on their contraceptive options and to help them find the method that best suits their needs. It was developed more than a decade ago has not been undated since and therefore, does not reflect subsequent changes to the contraceptive landscape including methods that were subsequently approved by the FDA, notably the vaginal pH modulator (PHEXXI).

Methods not on the current, outdated Guide may be underrepresented in contraceptive counseling dialogues. Evofem therefore believes the Guide should include all FDA-approved methods of birth control. However, while the updated HSRA Guidelines discussed above are highly favorable to PHEXXI, they remove the impetus for the FDA to update the Guide.

Further, even though the FDA Guide was intended as an educational tool, certain insurers have used it to block coverage of methods not included in the Guide. While this is explicitly prohibited by the current HSRA Guidelines, and there has been considerable progress since January 1, 2023, two notable plans continue to flout the law.

To proactively address this conundrum, in 2022 Evofem developed and introduced a new educational chart that provides high-level information about birth control methods that are currently available to women in the U.S., adding new categories including vaginal pH modulator.

This educational tool is intended to facilitate patient-centric contraceptive counseling by focusing first and foremost on whether or not a woman is willing and/or able to take exogenous hormones; for those who are not, hormone-free options including PHEXXI are prominently displayed and discussed. The Evofem-developed chart has been extremely well received and has had a positive impact with HCPs and patients alike.

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

While several new contraceptive category entrants have been introduced in recent years, Evofem believes PHEXXI is the first innovative contraceptive method introduced in the U.S. since NuvaRing was approved by the FDA in 2001.

U.S. Market

In the U.S. today, contraceptive options include:

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

As shown in the “U.S. Market by Contraceptive Method” chart above, of the 72.7 million women of reproductive age (15-49) in the U.S., 13.0 million women use no method of birth control, putting them at risk of unintended pregnancy. An additional 10.3 million women in the U.S. rely on condoms or some other form of non-hormonal OTC birth control (e.g. rhythm, withdrawal). Another 20.0 million women in the U.S. use prescription birth control methods, which are predominantly hormone-based with the sole exception of the copper IUD. Note: this study and its data predate the commercial availability in 2020 of PHEXXI as well as the 2024 switch of Opill from prescription to OTC status.

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

1. Short-Acting, Reversible Hormonal Contraceptives (Predominantly Prescription)

Oral contraceptives

Oral contraceptives (OCs), also known as the pill, are the most commonly used form of birth control in the U.S. today. There are two main kinds of hormonal OCs: combination birth control pills, which contain both estrogen and progestin, and the progestin only pill (POP). In 2024 the POP brand Opill (Perrigo) became commercially available OTC. Combination OCs remain prescription products. Use of either kind is associated with a slight increase in the risk of breast cancer. OCs typically must be taken at the same time every day to be the most effective. If the POP is taken more than three hours late (or missed entirely), the user is advised to use supplemental non-hormonal contraception, like Phexxi, for the next two days to prevent unintended pregnancy.

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

An annual hormonal vaginal ring was launched in the U.S. in 2020 under the brand name Annovera (Mayne Pharma).

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

Implants

The contraception implant must be implanted under the skin and removed by a qualified HCP, requiring a medical procedure. It provides contraception by releasing hormones over a three-year period. The implant is marketed in the U.S. as Nexplanon (Organon).

Injectables

The primary injectable hormonal contraceptive on the market is Depo-Provera offered by Pfizer Inc. Each injection provides protection for up to 12 to 14 weeks, but patients must receive injections once every 12 weeks to get optimal contraceptive protection. Depo-Provera was introduced to the market in 1992.

3. OTC Methods (Non-prescription)

As noted in the “US Market by Contraceptive Method” chart above, in the U.S., an estimated 10.3 million women rely on OTC products for their contraceptive needs.

Condoms are the dominant product offering in OTC sales, with estimated domestic sales of approximately $480 million in 2023 (Fortune Business Insights). Approximately 14.2 million women use condoms, either alone, in conjunction with, or interchangeably with other forms of birth control. The predominant brands are Trojan (Church & Dwight) and Durex (Reckitt Benckiser).

Besides condoms and the POP discussed above, the only currently available OTC contraceptive products in the U.S. are nonoxynol-9 containing (N-9) spermicides, which are available in sponges, jelly/creams and foams, and have very limited utilization. These surfactant-based products can potentially cause genital irritation and inflammation that may increase the risk of contracting human immunodeficiency virus (HIV) or other STIs from an infected partner.

4. Vaginal pH Modulator (Prescription)

The first and only Vaginal pH Modulator - PHEXXI - was launched by Evofem in 2020. PHEXXI is a hormone-free, prescription contraceptive vaginal gel that women apply 0-60 minutes before intercourse. It is used on-demand, only when needed, and comes in a box of 12 pre-filled applicators.

Data on PHEXXI is not reflected in the “U.S. Market by Contraceptive Method” chart above, since the underlying study predates its commercial availability. New adopters of PHEXXI are expected to come equally from each category discussed, as interest in PHEXXI falls into three distinct segments: (1) those women who are not currently using hormone-based contraceptives; (2) those women seeking an alternative to hormonal contraception; and (3) those women who are expected to utilize PHEXXI as added protection to their current form of birth control. This last group includes women who have been placed on drugs like GLP-1s and Paxlovid, which can reduce efficacy of hormonal birth control and women who need supplemental protection after taking an OC late or missing a day entirely. Evofem’s market research has indicated that the hormone-free, on-demand, woman-controlled aspect of PHEXXI makes it an attractive option across the entire competitive set.

Ex-U.S. Markets

The conditions addressed by our products are not unique to the United States; they affect women around the world.

Contraception. According to the United Nations Department of Economic and Social Affairs, nearly 1.1 billion women worldwide desire contraception. This demand is reflected by the significant market growth projections for non-hormonal birth control; Growth Plus Reports forecasts global sales of non-hormonal contraceptives will increase from $27.7 billion in 2022 to $52.2 billion by 2031.

Trichomoniasis. Trichomonas vaginalis is the most common non-viral STI, globally. The World Health Organization (WHO) cites an estimated 156 million new cases of T. vaginalis infection among people aged 15–49 years old in 2020 (73.7 million in females, 82.6 million in males). Approximately one third of new infections in this age group occur in the WHO African Region, followed by the Region of the Americas.

Bacterial vaginosis. A recent systematic review and meta-analysis reported that the prevalence of BV among women of reproductive age ranges from 23% to 29%, with the following regional prevalence estimates: 23% in Europe and Central Asia; 24% in East Asia and Pacific, Latin America and the Caribbean; 25% in the Middle East and North Africa (MENA) and sub-Saharan Africa; 27% in North America; and 29% in South Asia (Peebles K et al. High global burden and costs of bacterial vaginosis: a systematic review and meta-analysis. Sex Transm Dis. 2019;46(5):304-11 (https://doi.org/10.1097/ OLQ.0000000000000972)).

In markets outside of the U.S., our strategy is to establish regional and/or global partnerships by either sublicensing the commercialization rights or entering into distribution agreements with one or more third parties for the commercialization of PHEXXI and/or SOLOSEC in that market. We believe this approach will afford access to women whose lives we aim to positively impact while allowing us to maximize the inherent value of our products for the benefit of all stakeholders.

PHEXXI was approved in Nigeria on October 6, 2022, as Femidence™ by the National Agency for Food and Drug Administration and Control. PHEXXI has been submitted for approval in Mexico, Ethiopia and Ghana. In July 2024, we licensed commercial rights to PHEXXI in the Middle East to Pharma 1 Drug Store, LLC, an emerging Emirati health care company (Pharma 1). Pharma 1 is expected to file for regulatory approval of PHEXXI in the United Arab Emirates (UAE) in the first half of 2025.

Manufacturing

We outsource the manufacturing of PHEXXI to a third party. We are currently contracted with a leading US-based gel manufacturer to manufacture PHEXXI in accordance with all applicable current good manufacturing practices (cGMP) regulations, as well as in compliance with all applicable laws and other relevant regulatory agency requirements for manufacture of pharmaceutical drug products and combination drug-device products. As of December 31, 2024, we estimated that we had manufactured inventory on hand to support approximately three months of anticipated demand for PHEXXI and additional manufacturing of PHEXXI is ongoing to support further sales.

We are committed to purchasing finished goods inventory from the SOLOSEC seller through a transition period ending in November 2026 at a pre-defined unit price. After the transition period, we expect to outsource the manufacturing of SOLOSEC to a third party, similar to our handling of PHEXXI.

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

Rush License Agreement

In 2014, we entered into an amended and restated license agreement (the Rush License Agreement) with Rush University Medical Center (Rush University) pursuant to which Rush University granted us an exclusive, worldwide license of certain patents and know-how related to its vaginal pH modulator technology. Rush University submitted a patent term extension (PTE) application requesting a five-year PTE for the U.S. patent and received multiple Orders Granting Interim Extension (OGIE) which extended the expiration of the licensed patent to March 6, 2025. No further OGIE has been received and thus the patent is believed to be expired. PHEXXI remains protected in the U.S. by four additional Orange Book patents solely-owned by Evofem.

Pursuant to the Rush License Agreement, the Company was obligated to pay Rush University an earned royalty based upon a percentage of net sales in the range of mid-single digits until the expiration of this patent. In September 2020, the Company entered into the first amendment to the Rush License Agreement, pursuant to which the Company was also obligated to pay a minimum annual royalty amount of $0.1 million to the extent the earned royalties did not equal or exceed $0.1 million commencing January 1, 2021. Such royalty costs, included in cost of goods sold, were $0.8 million and $0.7 million for the years ended December 31, 2024 and 2023, respectively. No further royalties will be due to Rush University after the patent expiration.

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

Related to PHEXXI, as of March 14, 2025, we owned or had exclusive license to approximately 36 issued patents and allowed applications in the U.S. and other countries and jurisdictions, and had approximately seven patent applications pending in the U.S. and other countries and jurisdictions. This includes four U.S. patents which cover PHEXXI and its labeled indication that are listed in the U.S. FDA publication Approved Drug Products with Therapeutic Equivalence Evaluations (the Orange Book):

●	U.S. Patent No. 11,992,472: Method of use patent covering contraception using PHEXXI

●	U.S. Patent No. 11,337,989: Method of use patent covering contraception using PHEXXI

●	U.S. Patent No. 11,439,610: Composition of matter patent covering PHEXXI

●	U.S. Patent No. 10,568,855: Method of use patent covering contraception using PHEXXI

We solely own several patent families relating to the composition and therapeutic use of our vaginal pH modulator gel, which, upon issue, would expire at the earliest in 2033. We believe that our licensed and solely owned non-hormonal contraceptive gel patents and pending patent applications, combined with our substantial know-how in this field, will continue to provide opportunities for us to establish a significant barrier to competitor entry into the market.

Related to SOLOSEC, as of March 14, 2025, we owned or had exclusive license to approximately 19 issued patents and allowed applications in the U.S. and other countries and jurisdictions, and had approximately three patent applications pending in the U.S. and other countries and jurisdictions. This includes ten U.S. patents which cover SOLOSEC and its labeled indication that are listed in the Orange Book:

•	U.S. Patent No. 11,684,607: Composition of matter and method of use patent covering SOLOSEC and use thereof for the treatment of BV
•	U.S. Patent No. 11,602,522: Composition of matter and method of use patent covering SOLOSEC and use thereof for the treatment of trichomoniasis
•	U.S. Patent No. 11,324,721: Method of use patent covering SOLOSEC for the treatment of trichomoniasis
•	U.S. Patent No. 11,020,377: Composition of matter patent covering SOLOSEC for the treatment of BV
•	U.S. Patent No. 11,000,508: Method of use patent covering SOLOSEC for the treatment of trichomoniasis
•	U.S. Patent No. 11,000,507: Method of use patent covering SOLOSEC for the treatment of BV
•	U.S. Patent No. 10,857,133: Composition of matter and method of use patent covering SOLOSEC and use thereof for the treatment of BV
•	U.S. Patent No. 10,849,884: Composition of matter and method of use patent covering SOLOSEC and use thereof for the treatment of BV and trichomoniasis
•	U.S. Patent No. 10,682,338: Method of use patent covering SOLOSEC for the treatment of BV
•	U.S. Patent No. 10,335,390: Method of use patent covering SOLOSEC for the treatment of BV

In February 2025, the USPTO issued to the Company a Notice of Allowance for patent application 17/028,838, entitled “Method and Pharmaceutical Composition for Treating or Preventing Trichomoniasis and Uses Thereof.” This Notice of Allowance is expected to result in the issuance of a U.S. patent that will extend SOLOSEC’s IP protection by a full five years, from 2035 to 2040, which Evofem expects will be Orange Book-listable.

In addition to patents, we rely, and expect to rely, on trade secrets and know-how to develop and maintain our competitive positions. For example, certain aspects of the composition, manufacturing, and use of PHEXXI and SOLOSEC are protected by unpatented trade secrets and know-how. Although trade secrets and know-how can be difficult to protect, we seek to protect our proprietary technology and processes, in part, through confidentiality agreements with our employees, consultants, scientific advisors, collaborators, and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached and we may not have adequate remedies for these incidents. In addition, our trade secrets and know-how may otherwise become known or may be independently discovered by competitors. To the extent our consultants, contractors or collaborators use intellectual property owned by third parties in their work for us, disputes may arise as to the rights in related or resulting intellectual property, including trade secret, know-how and inventions.

Trademark Basics and Strategy

We own or have rights to various trademarks, copyrights and trade names used in our business, including EVOFEM, PHEXXI, SOLOSEC and FEMIDENCE. All of our logos and trademarks appearing in this Annual Report are the property of Evofem Biosciences, Inc. All other third-party trademarks appearing in this Annual Report are the property of their respective holders. Our use or display of other parties’ trademarks, trade dress, or products in this Annual Report is not intended to, and does not, imply a relationship with, or endorsement or sponsorship of us, by the trademark, trade dress, or product owner.

Government Regulation and Product Approval

The research, development, testing, manufacture, labeling, promotion, advertising, distribution, and marketing, among other things, of our products are subject to extensive regulation by governmental authorities in the U.S. and other countries. The processes for obtaining regulatory approvals in the U.S. and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory requirements, require the expenditure of substantial time and financial resources.

In the U.S., the FDA regulates drugs and other medical products under the Federal Food, Drug, and Cosmetic Act (FDCA) and its implementing regulations. Failure to comply with the applicable U.S. requirements may subject us to administrative or judicial sanctions, such as FDA refusal to approve pending New Drug Applications (NDAs), warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions and/or criminal prosecution.

Post-Approval Requirements in the U.S.

Following approval of a new product or indication, the manufacturer and the approved product are subject to continuing regulation by the FDA, including, among other things: monitoring and record-keeping activities, reporting of adverse experiences, and complying with promotion and advertising requirements, which include restrictions on promoting approved drugs for unapproved uses or patient populations (known as “off-label use”). Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including adverse publicity, enforcement action by the FDA, corrective advertising, consent decrees and the full range of civil and criminal penalties available to the FDA. Prescription drug promotional materials also must be submitted to the FDA in conjunction with their first use. Further, if there are any modifications to the approved drug, including changes in indications, labeling, or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require the applicant to develop additional data or conduct additional preclinical studies or clinical trials.

Any limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur while the product is on the market.

FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. The manufacturing facilities for any of our products must meet cGMP requirements and satisfy the FDA or comparable foreign regulatory authorities’ satisfaction before it is approved and can be manufactured. Evofem relies, and expects to continue to rely, on third parties for the production of commercial quantities of PHEXXI and SOLOSEC in accordance with cGMPs. These manufacturers must also comply with cGMPs that require, among other things, quality control and quality assurance, the maintenance of records and documentation, and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved drugs or combination products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. The discovery of violative conditions, including failure to conform to cGMPs, could result in enforcement actions, and the discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved NDA, including recall.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act (PDMA), which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. In 2013, the Drug Supply Chain Security Act (DSCSA) was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the U.S., including most biological products. The DSCSA mandated obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers were phased in over a 10-year period and effective November 27, 2024, all authorized trading partners, including dispensers and manufacturers, are required to incorporate serial numbers into their DSCSA processes, providing enhanced unit-level tracking.

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

Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. The Orange Book listing for the PHEXXI vaginal gel NDA includes five patents covering the product’s composition of matter and its method of use in prevention of pregnancy. The Orange Book listing for the SOLOSEC NDA includes ten patents covering the product’s composition of matter and its methods of use in treatment of BV, trichomoniasis and sexually transmitted infection. Except for patents covering methods of use for which the follow-on applicant is not seeking approval, the applicant is required to certify to the FDA concerning any patents listed in the Orange Book for the RLD, when an ANDA applicant submits its application to the FDA. To the extent the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, such an applicant is also required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would.

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

In addition, under the Hatch-Waxman Amendments, the FDA may not approve an ANDA or 505(b)(2) NDA until any applicable period of non-patent exclusivity for the referenced RLD has expired. These market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the U.S. to the first applicant to gain approval of an NDA for a drug containing a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement.

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

The three-year new product exclusivity for the PHEXXI NDA expired on May 22, 2023. The product’s intellectual property currently includes five U.S. patents which cover PHEXXI and its labeled indication that are listed in the Orange Book; these patents are expected to protect PHEXXI into 2033.

SOLOSEC’s intellectual property includes ten U.S. patents which cover the product and its labeled indication that are listed in the Orange Book, and one allowed patent; these patents and allowed patent are expected to protect SOLOSEC into 2040. SOLOSEC is also protected by NCE-GAIN Exclusivity until September 15, 2027.

Designation of and Exclusivity for Qualified Infectious Disease Products

In 2012 as part of the Food Drug Administration Safety and Innovation Act, Congress passed legislation known as the Generating Antibiotic Incentives Now Act (GAIN Act), which amended the FDCA to encourage the development of antibacterial and antifungal drug products that treat pathogens that cause serious and life-threatening infections. The law grants an additional five years of marketing exclusivity upon the approval of an NDA for a drug product previously designated by FDA as a Qualified Infectious Disease Product (QIDP). As a result, if applicable to a designated QIDP, upon approval the periods of five-year new chemical entity exclusivity (NCE) and three-year new clinical investigation exclusivity would become ten years and eight years, respectively.

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

We have received two QIDP designations from the FDA for EVO100 for the prevention of urogenital infection in women with both chlamydia and gonorrhea and one for EVO200 for BV. SOLOSEC was designated a QIDP for the treatment of BV and was granted fast-track designation. SOLOSEC is protected by NCE-GAIN Exclusivity until September 15, 2027.

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

Patent Term Restoration in the U.S.

Depending upon the timing, duration and specifics of FDA approval of our drug candidates, some of our U.S. patents may be eligible for limited PTE under other provisions of the Hatch-Waxman Amendments. These PTEs permit a patent restoration term of up to five years as compensation for any patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND, and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension, and the extension must be applied for prior to expiration of the patent. The U.S. Patent and Trademark Office (USPTO) in consultation with the FDA, reviews and approves the application for any PTE or restoration.

Other U.S. Governmental Regulations and Environmental Matters

As we have now established international contracts, we are subject to compliance with the U.S. Foreign Corrupt Practices Act of 1977, as amended (the FCPA), which prohibits corporations and individuals from paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate to obtain or retain business or to otherwise influence a person working in an official capacity. We also may be implicated under the FCPA for activities by our partners, collaborators, contract research organizations, vendors, or other agents.

While enforcement of the FCPA was paused on February 10, 2025, following an executive order signed by President Trump, we continue to comply with the FCPA, and the position held by the Department of Justice and other U.S. authorities that previously enforced the FCPA, which collectively deem most health care professionals and other employees of foreign hospitals, clinics, research facilities and medical schools in countries with public health care or public education systems to be “foreign officials” under the FCPA. If and when we interact with foreign health care professionals and researchers in testing and marketing our products abroad, we have policies and procedures in place sufficient to prevent us and agents acting on our behalf from providing any bribe, gift or gratuity, including excessive or lavish meals, travel or entertainment in connection with marketing our products and services or securing required permits and approvals such as those needed to initiate clinical trials in foreign jurisdictions. The FCPA also obligates companies whose securities are listed in the U.S. to comply with accounting provisions requiring the maintenance of books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and the development and maintenance of an adequate system of internal accounting controls for international operations.

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

Review and Approval of Drug Products in the European Union

In addition to regulations in the U.S., we are and will be subject, either directly or through our distribution partners, to a variety of regulations in other jurisdictions governing, among other things, clinical trials and future commercial sales and distribution of our products, if approved in those markets.

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

We are assessing the optimal regulatory legal basis for the PHEXXI and SOLOSEC MAAs in the EU and the UK. As in the U.S., medicinal products can be marketed in the EU only if a marketing authorization from the competent regulatory agencies has been obtained. Similar to the U.S., the various phases of preclinical and clinical research in the EU are subject to significant regulatory controls.

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

The decentralized procedure is available to applicants who wish to market a product in specific EU member states where such product has not received marketing approval in any EU member states before. The decentralized procedure provides for an applicant to apply to one-member state to assess the application (the reference member state) and specifically list other member states in which it wishes to obtain approval (concerned member states). Under this procedure, an applicant submits an application based on identical dossiers and related materials, including a draft summary of product characteristics, and draft labeling and package leaflet, to the reference member state and each concerned member state. The reference member state prepares a draft assessment report and drafts of the related materials within 210 days after receipt of a valid application which is then reviewed and approved commented on by the concerned member states. Within 90 days of receiving the reference member state’s assessment report and related materials, each concerned member state must decide whether to approve the assessment report and related materials.

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

Rest of the World Regulation

For other countries outside of the EU and the U.S., such as countries in the CGG, Eastern Europe, Latin America, Asia, or Africa, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from jurisdiction to jurisdiction. Additionally, the clinical trials must be conducted in accordance with cGCP requirements and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

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

Health Care Reform and Potential Changes to Laws and Regulations

In the U.S. and some foreign jurisdictions, there have been, and continue to be, legislative and regulatory changes both enacted and proposed related to the health care system, which could prevent or delay marketing approval of our products, restrict or regulate post-approval activities, and affect our ability to profitably sell our current products or any other approved product we may seek to commercialize. In particular, the FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted. For example, in December 2016, the 21st Century Cures Act (Cures Act), was passed by Congress and signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and devices and to spur innovation, but its ultimate implementation is uncertain. In addition, in August 2017, the FDA Reauthorization Act was signed into law, which reauthorized the FDA’s user fee programs and included additional drug and device provisions that build on the Cures Act. A subsequent FDA reauthorization package was finalized by Congress on September 30, 2022; several other FDA-related changes have been proposed in Congress, including several within the “Cures 2.0” bill. While the bill as a whole has not passed, some components have been signed into law through various other legislative vehicles or otherwise addressed by executive action.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we otherwise may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition, and results of operations.

Among policy makers and payers in the U.S. and elsewhere, there is significant interest in promoting changes in health care systems with the stated goals of containing health care costs, improving quality and/or expanding access. In the U.S., the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in March 2010, the ACA was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans; imposed mandatory discounts for certain Medicare Part D beneficiaries as a condition for manufacturers’ outpatient drugs coverage under Medicare Part D; and established a Center for Medicare Innovation at the U.S. Centers for Medicare and Medicaid Services (CMS) to test innovative payment and service delivery models to lower Medicare and Medicaid spending. As another example, the 2021 Consolidated Appropriations Act, signed into law on December 27, 2020, incorporated extensive health care provisions and amendments to existing laws, including a requirement that all manufacturers of drug products covered under Medicare Part B report the product’s average sales price (ASP) to DHHS beginning on January 1, 2022, subject to enforcement via civil money penalties.

Since its enactment, there have been judicial and congressional challenges to certain aspects of the ACA, and as a result certain sections of the ACA have not been fully implemented or effectively repealed. However, following several years of litigation in the federal courts, in June 2021, the U.S. Supreme Court upheld the ACA when it dismissed a legal challenge to the ACA’s constitutionality. Further legislative and regulatory changes under the ACA remain possible. It is unknown what form any such changes or any law would take, and how or whether it may affect the pharmaceutical industry as a whole or our business in the future. We expect that changes or additions to the ACA, the Medicare and Medicaid programs, such as changes allowing the federal government to directly negotiate drug prices, and changes stemming from other health care reform measures, especially with regard to health care access, financing or other legislation in individual states, could have a material adverse effect on the health care industry in the U.S.

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

Additionally, there has been heightened governmental scrutiny in the U.S. of manufacturers’ pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. DHHS has solicited feedback on various measures intended to lower drug prices and reduce the out-of-pocket costs of drugs and has implemented others under its existing authority. For example, in 2020, the FDA finalized a rulemaking to establish a system whereby state governmental entities could lawfully import and distribute prescription drugs sourced from Canada. More recently, in July 2021, then- President Biden issued a sweeping executive order on promoting competition in the American economy that includes several mandates pertaining to the pharmaceutical and health care insurance industries. Among other things, the executive order directs the FDA to work towards implementing a system for importing drugs from Canada (following on the first Trump Administration notice-and-comment rulemaking on Canadian drug importation which was finalized in October 2020). The Biden order also called on DHHS to release a comprehensive plan to combat high prescription drug prices, and it includes several directives regarding the Federal Trade Commission’s oversight of potentially anticompetitive practices within the pharmaceutical industry. The drug pricing plan released by DHHS in September 2021 in response to the executive order makes clear that the former Biden Administration supported aggressive action to address rising drug prices, including allowing DHHS to negotiate the cost of Medicare Part B and D drugs, but such significant changes will require either new legislation to be passed by Congress or time-consuming administrative actions. Additionally, the former Biden administration announced new lower prices, to be in effect beginning in 2026, for the first ten drugs selected for Medicare price negotiation in August 2024. The future of these executive orders and prior Administration actions is unclear under the current Trump Administration.

Coverage, Pricing, and Reimbursement

Sales of Evofem’s products approved for marketing by the FDA and foreign regulatory authorities depend, in part, on the extent to which such products will be covered by third-party payers, such as government health programs, commercial insurance and managed care organizations. In the U.S., no uniform policy of coverage and reimbursement for drug or biological products exists. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of Evofem’s FDA-approved products will be made on a payer-by-payer basis. Prescriptions generated through the telehealth platform may be subject to additional payer requirements. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our approved products to each payer separately, with no assurance that coverage and adequate reimbursement will be obtained.

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

The marketability of any products for which Evofem has or will receive regulatory approval for commercial sale may suffer if the government and third-party payers fail to provide adequate coverage and reimbursement. Emphasis on cost containment measures in the U.S. has increased, and Evofem expects will continue to increase, the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

In addition, in most foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of PHEXXI or SOLOSEC to currently available therapies (so called health technology assessment) in order to obtain reimbursement or pricing approval. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of Evofem’s approved drug products. Historically, products launched in the EU do not follow price structures of the U.S. and generally prices tend to be significantly lower.

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

Employees

As of March 14, 2025, we had a total of 32 full-time employees. We also engage consultants and contract workers on an as-needed basis. We believe that relations with our employees and consultants are good.

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

Risks Related to Our Financial Condition and Capital Requirements

●	We are currently over 90 days past due on a significant amount of vendor obligations. We may not be able to refinance, extend or repay our substantial indebtedness owed to our secured and unsecured lenders, which would have a material adverse effect on our financial condition and ability to continue as a going concern.
●	We have incurred significant losses and negative cash flows since our inception and anticipate we will continue to incur significant losses and negative cash flow for the foreseeable future.
●	We must raise significant additional funds to finance our operations and to remain a going concern. If we are unable to raise additional capital when needed or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our business initiatives.
●	We have a limited number of shares of common stock available for future issuance which could adversely affect our ability to raise capital or consummate strategic transactions.

Risks Related to the Aditxt Merger

●	Failure to complete the merger could negatively impact our stock price and the future business and financial results of the Company.
●	We may not be able to effect the merger pursuant to the Merger Agreement and we could incur substantial costs.
●	While the Merger Agreement is in effect, we are subject to certain interim covenants.
●	The announcement and pendency of the merger could cause disruptions in our business, which could have an adverse effect on our business and financial results.
●	Certain provisions of the Merger Agreement may discourage third parties from submitting alternative acquisition proposals.
●	We may be subject to litigation relating to the Merger.

Risks Related to Potential Bankruptcy

●	We are subject to risks and uncertainties associated with potential bankruptcy proceedings including a long and protracted restructuring.

Risks Related to Commercialization and sales expansion of our Products

●	We face competition from other medical device, biotechnology, and biopharmaceutical companies and our operating results will suffer if we are unable to compete effectively.

Risks Related to Regulatory Approval of our Products

●	We may fail to receive approval to market our products outside the U.S.

Risks Related to Our Post-Marketing Legal and Regulatory Compliance

●	Developments after a product reaches the market may adversely affect sales of the product.
●	Product liability lawsuits against us could cause us to incur substantial liabilities and limit commercialization of our Products.
●	The FDA and other regulatory agencies actively enforce the laws and regulations relating to the promotion of our products.

Risks Related to Our Intellectual Property

●	Our rights to develop and commercialize PHEXXI are subject, in part, to the terms and conditions of licenses granted to us by third parties. The patent protection and patent prosecution of PHEXXI are dependent on third parties.
●	If we are unable to obtain and maintain patent protection for PHEXXI or SOLOSEC, or if the scope of the patent protection we have or will obtain is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to our products and technology, and our ability to successfully commercialize PHEXXI and/or SOLOSEC may be adversely affected.
●	We may not be able to protect our intellectual property and proprietary rights throughout the world.
●	If we do not obtain patent term extensions (PTE) for PHEXXI, our business may be materially harmed.
●	An Event of Default under the secured notes issued pursuant to the Baker Bros. Purchase Agreement, as amended, could allow the secured creditor to take possession of all assets owned by us, including any directly owned intellectual property pertaining to PHEXXI.
●	The Company received two Notice of Defaults from their largest creditor, Future Pak, LLC, alleging a number of Events of Default, accelerating the Principal due and payable and declaring the termination of the existing Forbearance Agreement.

Risks Related to Our Reliance on Third Parties

●	Our success relies on third-party suppliers and two contract manufacturers, one each for PHEXXI and SOLOSEC.
●	We have no significant internal distribution capabilities.

Risks Related to Our Commercialization of Health Care Products

●	Changes in health care laws and regulations may eliminate current requirements for health insurance plans to cover and reimburse FDA-cleared or FDA-approved contraceptive products without cost sharing, which could reduce demand for products such as PHEXXI.
●	Increasing scrutiny of healthcare economics may influence prescribing and utilization practices, which could reduce demand for branded products such as PHEXXI and SOLOSEC.
●	Health care legislative reform measures may have a negative impact on our business and results of operations.

Risks Related to Our Common and Preferred Stock

●	Our management has identified material weakness in our internal controls and procedures.
●	Our stock price is and may continue to be volatile.
●	There may not be an active, liquid trading market for our equity securities.
●	Because our Common Stock is subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our Common Stock, which adversely affects its liquidity and market price.
●	We may not obtain shareholder approval to approve an increase in the authorized, reverse split or other corporate action relating to the common stock when and if needed.
●	Our common stock could be further diluted as the result of the issuance of additional shares of common stock, convertible securities, warrants or options.
●	We are and may continue to be subject to short-selling strategies.
●	Our business could be negatively affected as a result of the actions of activist stockholders.
●	We may become a defendant in one or more stockholder derivative or class-action litigation(s), and any such future lawsuit(s) may adversely affect our business, financial condition, results of operations and cash flows.

Risks Related to Our Financial Condition and Capital Requirements

We are currently over 90 days past due on a significant amount of vendor obligations. We may not be able to refinance, extend or repay our substantial indebtedness owed to our secured and unsecured lenders, which would have a material adverse effect on our financial condition and ability to continue as a going concern.

As of February 28, 2025, we had approximately $11.2 million in accounts payable with approximately $9.5 million that is over 90 days past due. If we are unable to repay these amounts, as well as our existing debt obligations at maturity, and we are otherwise unable to extend the maturity dates or refinance these obligations, we would be in default. We cannot provide any assurances that we will be able to raise the necessary amount of capital to repay these obligations or that we will be able to extend the maturity dates or otherwise refinance these obligations. Upon a default, our secured lenders would have the right to exercise their rights and remedies to collect, which would include foreclosing on our assets. Accordingly, a default would have a material adverse effect on our business, and we would likely be forced to seek bankruptcy protection.

Our audited consolidated financial statements included a statement that there is a substantial doubt about our ability to continue as a going concern and a continuation of negative financial trends could result in our inability to continue as a going concern.

Our management has determined that there is substantial doubt about our ability to continue as a going concern over the next 12 months from the filing date of March 24, 2025. Our independent auditors have included a “going concern” explanatory paragraph in their report on our consolidated financial statements as of and for the year ended December 31, 2024 as filed in this Annual Report on Form 10-K. The reaction of investors to the inclusion of a going concern statement by our independent auditors, and our potential inability to continue as a going concern, could materially adversely affect the price of our common stock.

Additionally, if our operating results fail to improve, we could violate additional debt covenants, our liquidity could be further adversely impacted and we may need to seek additional sources of funding. There is no assurance that we will be able to raise additional capital to fund our operations or that debt or equity financing will be available in sufficient amounts or on acceptable terms. If our operating results fail to improve, then our financial condition could render us unable to continue as a going concern.

We have incurred significant losses and negative cash flows since our inception and anticipate we will continue to incur significant losses and negative cash flow for the foreseeable future.

We have incurred yearly losses and negative cash flows since our inception, other than the net income of $53.0 million (excluding deemed dividends) for the year ended December 31, 2023, which was primarily attributable to a non-cash gain on debt extinguishment. As of December 31, 2024, we had an accumulated deficit of $897.7 million. Negative cash flows from our operations are expected to continue for the foreseeable future. To date, we have devoted substantially all our financial resources to the development and commercialization of PHEXXI for hormone-free contraception and to the development of EVO100 for the prevention of chlamydia and gonorrhea and our other product candidates, as well as providing general and administrative support for our operations. Our utilization of cash has historically been highly dependent on these development programs and the commercialization of PHEXXI in the U.S. In October 2022, we discontinued development of EVO100 and have no plans to advance clinical development of this program or to significantly invest in other clinical programs or product candidates for the foreseeable future. We plan to allocate capital to fund our continued commercialization efforts. Our cash expenses will also continue to be dependent on the terms and conditions of our contracts with service providers and any license partners.

To date, we have financed our operations primarily through the sale of equity securities, notes, warrants, convertible notes, convertible preferred stock and through other debt arrangements. The amount of our future net losses will depend, in large part, on our ability to generate revenue from the sale of PHEXXI and SOLOSEC, the rate of our future expenditures and our ability to obtain additional funding through equity or debt financings, strategic collaborations or grants which may be particularly challenging or impossible in light of market conditions. The commercialization and development of biopharmaceutical products involves a substantial degree of risk.

We expect to continue to incur significant operating expenses and to continue to incur significant losses for the foreseeable future as we:

●	incur sales, marketing, and distribution costs to commercialize PHEXXI and SOLOSEC;
●	incur costs associated with the commercial manufacturing of PHEXXI and SOLOSEC;
●	implement post-approval changes and process improvements to manufacturing;
●	seek regulatory and marketing approvals for PHEXXI and/or SOLOSEC outside the US;
●	seek reimbursement for PHEXXI, SOLOSEC, or any product(s) we may commercialize in the future
●	continue our efforts to identify, assess, acquire, and/or commercialize other products;
●	make milestone, royalty or other payments under third-party license agreements;
●	make payments related to debt agreements;
●	seek to maintain, protect, and expand our intellectual property portfolio; and
●	seek to attract and retain skilled personnel.

The net losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. Due to the recurring losses, negative cash flows from operating activities since inception, and net working capital at December 31, 2024, the report of our independent registered public accountant on our consolidated financial statements as of and for the year ended December 31, 2024 filed with this Annual Report on Form 10-K for the year ended December 31, 2024 includes explanatory language describing the existence of substantial doubt about our ability to continue as a going concern. In addition, our management has further determined that there is a substantial doubt about our ability to continue as a going concern over the next 12 months from the filing date of March 24, 2025.

Although we have generated revenue from product sales, we may never be profitable. Our operating results may differ from any guidance we may announce.

Our current business is substantially dependent on the commercial success of PHEXXI, and to a lesser extent, SOLOSEC. The commercial launch of PHEXXI took place on September 8, 2020, and although we have generated revenue from sales of PHEXXI, we may never achieve or sustain profitability, even with the addition of revenue from SOLOSEC since we acquired global rights to the product in July 2024. Our ability to generate revenue and achieve and sustain profitability depends on our ability, alone or with strategic collaborators, to successfully commercialize PHEXXI and SOLOSEC and, to a lesser extent, any future products we may license, acquire, or otherwise commercialize. Our ability to generate future revenue from product sales depends heavily on our success in many areas, including, but not limited to:

●	the rate and degree of market acceptance for PHEXXI, SOLOSEC and any other products in our commercial portfolio;
●	the effectiveness of our commercialization strategies, either directly or with distribution partners, including the effectiveness of our sales force, the PHEXXI telehealth platform, media and digital campaigns, and contracted tele-sales vendor;
●	reimbursement and pricing for PHEXXI, SOLOSEC and any other approved products in our commercial portfolio in amounts that support profitability;
●	successfully competing against other products;
●	manufacturing PHEXXI and SOLOSEC and establishing and maintaining supply and manufacturing relationships with third parties that are commercially feasible, as well as complying with applicable regulatory requirements and meeting our supply needs in sufficient quantities to meet market demand for our products;
●	obtaining regulatory approval of PHEXXI (Femidence) and/or SOLOSEC in territories outside of the U.S.;
●	protecting, maintaining and enforcing our intellectual property rights, including patents, trade secrets and know-how;
●	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter; and
●	attracting, hiring and retaining qualified personnel.

From time to time, we may provide guidance as to our anticipated future performance and certain unit shipment information, prescription and prescriber statistics, website and search statistics and other metrics. We may fail to achieve the performance described in any such guidance, and any information or metrics we may provide may be not be indicative of future results. In addition, we provide co-pay assistance to commercially insured patients with an approved PHEXXI or SOLOSEC prescription and utilize a sample program to promote demand for our products. While the co-pay program reduces the amount of profit we realize per unit sold, it is a value-add program to patients that we aim to continue in 2025. Because of the expense to run the program, we will look to modify the business rules surrounding the co-pay program in the future, particularly as payers increasingly cover PHEXXI at $0 co-pay to comply with HRSA guidelines; compliance was mandated beginning January 1, 2023 and enforcement action is anticipated. If we are not able to generate sufficient net sales of our products, the net sales of our products is not sufficiently profitable, we fail to meet our guidance, or our information or metrics is not indicative of our future results of operations, this could materially and adversely affect our business results of operations, the price of our common stock, our financial condition and our ability to raise additional capital.

We will need to raise significant additional funds to finance our operations, including the commercialization of PHEXXI and SOLOSEC, and to remain a going concern. If we are unable to raise additional capital when needed or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our business initiatives or to cease our operations entirely.

We have incurred significant losses and negative cash flows since our inception. We believe our existing capital resources as of the filing of this Annual Report are sufficient to fund our planned operations into the first half of 2025. Our ability to raise additional funds will depend, in part, on our ability to successfully commercialize PHEXXI and SOLOSEC (collectively our Products) in the U.S. If, for whatever reason, we are unsuccessful in these efforts, it may make any necessary debt, equity or alternative financing more difficult, more costly and more dilutive. Attempting to secure additional financing will divert our management from our day-to-day activities, which may adversely affect our ability to commercialize our Products. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Furthermore, the global credit and financial markets have experienced extreme volatility and disruptions in recent history, particularly for life science companies. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional funds when needed or on acceptable terms, we may be unable to continue commercializing our products. In addition, we may be required to delay, scale back or eliminate some or all of our business initiatives or be forced to cease operations entirely. To the extent we raise additional capital through the sale of equity, convertible debt or other securities convertible into equity, the ownership interest of our stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Future debt financings, if available at all, would likely involve agreements with additional covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, making additional product acquisitions, or declaring dividends. If we raise additional funds through strategic collaborations, alternative non-dilutive financing, such as royalty-based financing, or licensing arrangements with third parties, we may have to relinquish valuable rights to our products, or future revenue streams or grant licenses on terms that are not favorable to us.

Women’s health has historically been an underfunded sector. Recently, a number of public companies focused in women’s health have failed to achieve expected commercial success and struggled to access sufficient capital. We are solely focused in women’s health and may be unfavorably impacted by weak investor sentiment and a lack of interest in the category. Our ability to access capital and to advance our candidates could be adversely impacted.

We are solely focused in women’s health, and primarily in the areas of contraception, vaginal health, reproductive health, and sexual health. The sector has historically been underfunded, with only about one percent of healthcare research and innovation in the U.S. invested in female-specific conditions beyond oncology according to market research. The failure of the women’s health sector to receive consistent and committed investment fuels investor sentiment that market opportunities for new products in women’s health are limited. Our stock price and our ability to access additional capital on acceptable terms when needed may be adversely impacted by unfavorable investor perception of market opportunities for women’s health products, and our business, operating results, financial condition, and prospects could suffer.

We have certain obligations pursuant to our issued and outstanding senior secured notes, promissory notes, convertible notes and related note purchase agreements, and our failure to comply with these obligations could have a material adverse effect on our business, intellectual property, financial condition, or results of operations.

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

In March 2023, the Company received a Notice of Event of Default and Reservation of Rights (the Notice of Default) from Baker Bros claiming that the Company failed to maintain the required shares reserved amount per the Third Baker Amendment as defined in Note 4 – Debt. In addition, the Notice of Default resulted in a cross default under all outstanding debt, which became currently due and which the Company did not have sufficient capital to repay such obligations during the period of default. However, in May 2023 the Company effectuated a Reverse Stock Split, and thereby had a sufficient number of shares reserved as required under the Third Baker Amendment. As of June 30, 2023, the Company had not met the affirmative covenant requiring achievement of $100.0 million in cumulative net sales of PHEXXI by such date as per the First Baker Amendment (as defined in Note 4 – Debt).

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

On December 11, 2023, Baker Bros assigned to Aditxt, Inc. all remaining amounts due under the Securities Purchase and Security Agreement by and among Borrower, Baker and Designated Agent, dated as of April 23, 2020, as amended on November 20, 2021, March 21, 2022, September 15, 2022 and September 8, 2023 (the Agreement). Upon such assignment, Aditxt was the Company’s senior secured debtholder and the Company was obligated to make all payments under the Fourth Baker Amendment to the Assignee as of December 31, 2023. On February 26, 2024, the notes were re-assigned back to Baker.

On July 23, 2024, the Company consented to the transfer of ownership of the Baker Notes from Baker Brothers Life Sciences, 667, L.P., and Baker Bros. Advisors, LP, each a Delaware limited partnership (collectively, Baker) to Future Pak, LLC (the Assignee). The terms of the Baker Notes were not changed in connection with the assignment from Baker to the Assignee.

On September 27, 2024, the Assignee, as agent for the Purchasers (in such capacity, the Designated Agent) provided a Notice of Event of Default and Reservation of Rights (the September 2024 Notice of Default) relating to the Securities Purchase and Security Agreement dated April 23, 2020, as amended, by and among the Company, Designated Agent, as certain guarantors and the purchasers (each a Purchaser and collectively Purchasers). The September 2024 Notice of Default claims that by entering into arrangements to repay certain existing obligations, including obligations owed to the U.S. Department of Health and Human Services (HHS), an Event of Default has occurred under Section 9.1(e) of the SPA. According to the Notice of Default, the Designated Agent has accelerated repayment of the outstanding principal balance owed by the Company under the Securities Purchase Agreement. If all Purchasers exercise the Section 5.7 Option (as defined below), the repurchase price would be equal to the total outstanding balance, including principal and accrued interest. Pursuant to Section 5.7(b) of the SPA, upon the occurrence of an Event of Default, each Purchaser may elect, at its option, to require the Company to repurchase the Note held by such Purchaser (or any portion thereof) at a repurchase price equal to two times the sum of the outstanding principal balance and all accrued and unpaid interest thereon, due within three business days after such Purchaser delivers a notice of such election (the Section 5.7 Option).

On October 27, 2024, the Designated Agent sent an amended and supplemented notice to the Initial Notice of Default (the Amended Notice of Default) which adds new claims of default based on the Company’s current repayment agreements of existing obligations, including obligations owed to HHS, an Event of Default has occurred under Section 9.1(e) of the Baker Bros. Purchase Agreement, as amended. Furthermore, the Amended Notice stated that, because the events of default described in the Amended Notice of Default are not the certain prior events of default listed in the Forbearance Agreement (Specified Defaults), the Designated Agent and the holders of the senior secured promissory notes described in the SPA thereby provided notice to the Company that the Forbearance Agreement is terminated as of October 27, 2024.

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

Evofem strongly disagrees with the Designated Agent’s claim that an Event of Default has occurred. The Company intends to vigorously contest any attempt by the Designated Agent and the Purchasers to exercise their default rights and remedies under the SPA.

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

We are currently authorized to issue 3,000,000,000 shares of common stock under our amended and restated certificate of incorporation. As of March 14, 2025 we have issued 113,356,354 shares of common stock and approximately 964 million shares of common stock were committed for issuance giving effect to the assumed exercise of all outstanding warrants, options, purchase rights and the assumed conversion of all issued and outstanding convertible notes after accounting for the security holders who have waived the requirement for shares to be reserved for conversion of their instruments. The conversion prices of the Adjuvant Convertible Notes (as amended) and Senior Subordinate Notes may also be subject to adjustment depending on the price of issuances in future financings as described above. These adjustments would further increase the number of shares of common stock to be reserved as a result of these adjustments. Due to the limited number of authorized shares common stock available for future issuance, we may not be able to raise additional equity capital or complete a merger or other business combination unless we increase the number of shares we are authorized to issue. We would need to seek stockholder approval to increase the number of our authorized shares of Common Stock, and we can provide no assurance that we would succeed in amending our amended and restated certificate of incorporation to increase the number of shares of Common Stock we are authorized to issue which could negatively impact our business, prospects, and results of operations.

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

Risks Related to the Aditxt Merger

The Merger may not be completed on the terms or timeline currently contemplated, or at all. Our stockholders will be subject to a number of material risks if the Merger is not completed.

The consummation of the Merger is subject to certain closing conditions, including:

(1)	adoption of the Merger Agreement by the holders of a majority of our outstanding common stock and Series E-1 Shares (shares of which vote on an as-converted basis, and thus have greater voting power than shares of our common stock) at a meeting of our stockholders at which a quorum is present;
(2)	no governmental entity having jurisdiction over any party shall have issue any order, decree, ruling injunction or other action that is in effect restraining the Merger;
(3)	a voting agreement shall have been executed and delivered by the parties thereto;
(4)	all Company preferred stock shall have been converted to Company common stock except for the Unconverted Company Preferred Stock (as defined by the A&R Merger Agreement);
(5)	the Company shall have received agreements from all of the holders of the Company’s warrants, duly executed, containing waivers with respect to any fundamental transaction, change in control or other similar rights that such warrant holders may have under any such Company warrants and exchange such Company warrants as they hold for an aggregate of not more than 930,336 shares of Parent Preferred Stock (as defined in the A&R Merger Agreement);
(6)	the Company shall have cashed out any other warrant holder who has not provided a warrant holder agreement, provided, however, that the aggregate amount of such cash out for any and all other warrant holders who have not provided a warrant holder agreement shall not exceed $0.15 million;
(7)	the Company shall have obtained waivers from holders of Company convertible notes of the original principal amount thereof with respect to any fundamental transaction rights such Company convertible note holders may have under any such Company convertible notes, including any right to vote, consent or otherwise approve or veto any of the transaction contemplated by this A&R Merger Agreement;
(8)	Aditxt shall have received sufficient financing to satisfy its payment obligations under the A&R Merger Agreement;
(9)	the requisite stockholder approval shall have been obtained by Aditxt at a special meeting of its stockholders to approve the Parent Stock Issuance (as defined in the A&R Merger Agreement);
(10)	Aditxt shall have received a compliance certificate from the Company certifying Company complied with all reps and warranties in the A&R Merger Agreement;
(11)	Aditxt shall have received waivers from the parties to the agreements listed in Section 7.2(f) of the A&R Merger Agreement Parent Disclosure Letter of the issuance of securities in a “Variable Rate Transaction” (as such term in defined in such agreements);
(12)	Parent shall have received a certificate certifying that no interest in the Company is a U.S. real property interest, as required under U.S. treasury regulation section 1.897-2(h) and 1.1445-3(c);
(13)	Aditxt shall have paid, in full, the Repurchase Price, as defined in the Fourth Amendment to the Securities Purchase and Security Agreement dated as of September 8, 2023, by and among the Company, Baker Brothers Life Sciences, L.P., 667, L.P. and Bakers Bros. Advisors LP (as assigned to Future Pak, LLC in 2024);
(14)	there shall be no more than 4,141,434 dissenting shares that are Company common stock or 98 dissenting shares that are Company preferred stock;
(15)	Company shall have received from Aditxt a compliance certificate certifying that Parent has complied with all representations and warranties; and
(16)	that Aditxt shall be in compliance with stockholders’ equity requirements in Nasdaq listing rule 5550(b)(1).

If the Merger is not completed for any reason, the price of our common stock may decline to the extent that the market price of our common stock, as applicable, reflects or previously reflected positive market assumptions that the Merger would be completed and the related benefits would be realized. In addition, the Company and Aditxt have expended significant management time and resources and have incurred and will continue to incur significant expenses due to legal, advisory, printing and financial services fees related to the Merger. These expenses must be paid regardless of whether the Merger is consummated.

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

Risks Related to Potential Bankruptcy

Given our current financial condition, we have considered and may continue to consider filing for bankruptcy protection. While we have not initiated bankruptcy proceedings, we caution that trading in our securities is highly speculative and poses substantial risks relating to the potential of bankruptcy proceedings should we fail to consummate a strategic transaction such as the Merger (as defined in Note 1 - Business). Trading prices for our securities may bear little or no relationship to the actual recovery, if any, by holders of our securities in Bankruptcy proceedings, if any.

We are subject to risks and uncertainties associated with potential bankruptcy proceedings.

Our operations and ability to develop and execute our business plan, our financial condition, our liquidity, and our continuation as a going concern, are subject to risks and uncertainties associated potential or actual bankruptcy. These risks include the following:

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

As of December 31, 2024, we have negative stockholders’ equity. If we are unable to raise additional capital, or otherwise become unable to satisfy our obligations as they become due, we may become insolvent and face the risk of bankruptcy.

Since inception, we have incurred significant operating losses. As of December 31, 2024, we had a working capital deficit of $66.8 million and an accumulated deficit of $897.7 million. We have financed our operations to date primarily through the issuance of preferred stock, common stock and warrants, cash received from private placement transactions, the issuance of convertible notes and, to a lesser extent, product sales. Accordingly, if we are unable to raise additional capital, or if we otherwise become unable to satisfy our obligations as they become due, we may become insolvent and face the risk of bankruptcy and other adverse action by our existing and future creditors.

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

In the event we decide to initiate bankruptcy proceedings, there can be no assurance that we will successfully reorganize and emerge from Chapter 11 proceedings or, if we do successfully reorganize, as to when we would emerge from the Chapter 11 proceedings. Even after a Chapter 11 plan is confirmed and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders, suppliers, and other counterparties to do business with a company that recently emerged from bankruptcy proceedings.

In certain instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code.

We have not filed for bankruptcy and therefore have not yet decided upon Chapter 11 or Chapter 7. However, should we choose to pursue Chapter 11, upon a showing of cause, the Bankruptcy Court may convert our Chapter 11 case to a case under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our creditors because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

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

Risks Related to Commercialization of PHEXXI, SOLOSEC, and Any Other Approved Products

Our success will depend heavily on whether we can successfully commercialize PHEXXI for prevention of pregnancy, and our newly acquired product, SOLOSEC, for the treatment of bacterial vaginosis (BV) and trichomoniasis (Trich). Failure to successfully commercialize our products would likely cause our business to fail.

Our overall success will rely heavily on the commercial success of PHEXXI vaginal gel for prevention of pregnancy as well as of SOLOSEC for the treatment of BV and Trich. Failure to successfully commercialize our products would likely cause our business to fail.

If we are unable to maintain effective internal sales and marketing capabilities, or to enter into agreements with third parties to market and sell our products, our ability to continue to successfully commercialize our products and generate revenue would be adversely affected.

We may not be able to maintain the requisite sales force to market our products and we may face difficulties recruiting and hiring sales representatives and otherwise obtaining marketing capabilities. In the fourth quarter of 2022 and first quarter of 2023, we completed two reductions in workforce (RIFs) which reduced overall headcount and notably the total number of sales employees; this negatively impacted our ability to maintain our sales and marketing capabilities. Any failure or future delay in the timely development of our internal commercialization capabilities could adversely impact the potential for commercial success of our products. We expect to continue to expend significant time and resources to train our sales consultants in marketing our products. In addition, we must train our sales force to ensure that an appropriate and compliant message about our products is being delivered. If we are unable to effectively train our sales force and equip them with compliant and effective materials, including medical and sales literature to help them appropriately inform and educate physicians regarding the potential benefits of our products, our efforts to successfully commercialize our products could be put in jeopardy, which would negatively impact our ability to generate product revenues.

Our use of social media platforms to market and promote our prescription products, presents risks and operational challenges.

We believe that our customer base and potential patient populations for our products are active on social media, and we have engaged and intend to continue to engage through those platforms to conduct direct-to-consumer marketing. Social media practices in the pharmaceutical, biotechnology and medical device industries are evolving, which creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media platforms to comment on the effectiveness of, or adverse experiences with, our products, which could result in regulatory reporting obligations or the need for us to conduct an investigation. The use of influencers and patient ambassadors to promote our products also may be subject to federal truth-in-advertising laws enforced by the Federal Trade Commission (FTC), as well as comparable state consumer protection laws, and we are responsible for training those influencers on the compliant messages they can deliver to consumers about our products. Any actual or perceived non-compliance by our influencers and patient ambassadors with those requirements could lead to an investigation by the FTC or a comparable state agency or could lead to allegations of misleading advertising by private plaintiffs. In addition, there is a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us or our products on any social networking website. If any of these events were to occur or we otherwise fail to comply with any applicable regulations, we could incur liability, face restrictive regulatory actions, or incur other harm to our business such as reputational damage.

We face competition from other medical device, biotechnology and biopharmaceutical companies and our operating results will suffer if we are unable to compete effectively.

The medical device, biotechnology and biopharmaceutical industries, and the women’s health sector, are intensely competitive. Significant competition among various contraceptive products already exists. Existing products have name recognition, are marketed by companies with established commercial infrastructures, and are marketed with greater financial, technical and personnel resources than we have. To compete and gain market share, any new product must demonstrate advantages in efficacy, convenience, tolerability, and/or safety, among other things. In addition, new products developed by others could emerge as competitors to PHEXXI. These products could potentially offer an alternative form of non-hormonal contraception that is more convenient, is more effective, and/or provides protection over longer periods of time as compared to PHEXXI. We also compete with these organizations to recruit management and sales and marketing personnel. Any failure to attract and retain such personnel could negatively affect our level of expertise and our ability to execute our business plan. We also face competition in connection with identifying and engaging in strategic transactions. If we are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition and operations will suffer.

With respect to SOLOSEC, there are many FDA-approved products for the treatment of bacterial vaginosis, and many are generic. SOLOSEC competes with those products. Current therapies for the treatment of bacterial vaginosis primarily consist of oral and vaginal formulations of antibiotics delivered as a single dose or through multiple doses over consecutive days. If health care providers do not view the prescribing information for SOLOSEC as compelling compared with other products available for the treatment of bacterial vaginosis, or if competitive products have better insurance coverage or reimbursement levels than SOLOSEC, health care providers may opt to continue to prescribe existing treatments rather than recommend or prescribe SOLOSEC to their patients.

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

Even though PHEXXI has been approved by the FDA for commercial sale for the prevention of pregnancy, and SOLOSEC has been approved by the FDA for commercial sale for the treatment of BV and trichomoniasis, the degree of market acceptance of any new product by physicians, patients and the medical community will depend on a number of factors, including:

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

If any approved product that we may license, acquire or sell, including PHEXXI and SOLOSEC, does not provide a benefit over currently available options, that product is unlikely to achieve market acceptance, and we will not generate sufficient revenues to achieve profitability.

The telehealth market continues to develop. If it encounters negative publicity over privacy issues, fails to engage sufficient numbers of providers, or if limitations on reimbursement or new state law regulatory requirements impede our ability to implement our telehealth strategy, the growth of our business may be harmed.

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

The commercial success of PHEXXI, SOLOSEC and/or any future products we promote will depend in significant measure on the label claims that the FDA or other regulatory authorities approve for those products.

The commercial success of our products will depend in significant measure upon the prescribing information and the patient-directed labeling describing the product’s features, benefits, and risks.

We are required to submit all revisions to approved product labeling for our products as part of a supplemental NDA to the FDA for review and approval. Failure to achieve approval from the FDA or other regulatory authorities of product labeling revisions could have a material adverse impact on our business, financial condition, results of operations and prospects.

The FDA and other regulatory agencies actively enforce laws and regulations prohibiting the promotion of off-label uses for prescription drugs and medical devices. If we are found or alleged to have improperly promoted our commercial product for off-label uses, we may become subject to significant liability.

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products such as PHEXXI and SOLOSEC. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. Promotional labeling for PHEXXI, SOLOSEC and for any other products that we may promote, must be submitted to FDA at the time of first use. The agency actively solicits reports from health care professionals about improper drug manufacturer promotional claims or activities. If we are found to have promoted our products for any off-label use, we may become subject to significant liability and potentially reputational harm. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our products to ensure compliance with these legal and regulatory requirements, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

If we suffer negative publicity concerning the safety or efficacy of our products, our reputation and the commercialization of such products could be harmed.

If concerns should arise about the safety or efficacy of our products, such concerns could adversely affect the market’s perception which could lead to a decline in investors’ expectations, adverse effects on our results of operations, and a decline in the price of our common stock.

We rely, and expect to continue to rely, on market research conducted internally to evaluate the potential commercial acceptance of PHEXXI for the prevention of pregnancy.

We expect to continue to perform internal market research and our research findings may not be indicative or predictive of actual or overall market acceptance and any future market research may not be indicative of the acceptance for PHEXXI for contraception. Moreover, our internal research that has informed our views with respect to our sales and marketing strategy, payer coverage, pricing and reimbursement with respect to PHEXXI may prove to be incorrect. For example, we believe that women who are most likely to use PHEXXI as their primary method of preventing pregnancy are those who are unwilling to use hormone-based contraceptives and are unsatisfied with other commercially available non-hormonal alternatives. If our market research has overestimated the size of this population or the willingness of these women to try PHEXXI, the commercialization of PHEXXI may be less successful than we or others expect.

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

The proportion of the U.S. market that is made up of generic products has increased over time. This trend is occurring in the women’s health segment as well, where many of the most popular oral contraceptive pills brands have experienced genericization. Assuming this trend continues, it may be more challenging to commercialize PHEXXI at a price that will maximize our revenue and profits. Also, there may be additional marketing costs to commercialize PHEXXI in order to overcome the trend towards generics and to gain access to reimbursement by payers. If we are unable to gain or maintain favorable reimbursement from payers for PHEXXI, or if patients are unwilling to pay any price differential between PHEXXI and a generic contraceptive product, our revenues will be limited. We are covering the cost of initial fills of PHEXXI at a $0 co-pay and subsequent refills at $25 co-pay up to a reduction of $75 per box. However, we cannot be certain that these initiatives will be successful in overcoming general inclinations of physicians and their patients to avoid branded contraceptives and these initiatives may become prohibitively expensive. If we choose to curtail our co-pay programs, demand for PHEXXI may decrease. In addition, if health care plans do not add PHEXXI to their covered formularies within the timelines we expect, or continue to include it on their covered formularies, or impose a more restrictive co-pay than we expect, our costs of providing these incentive programs will increase beyond our expectations and reduce our product margins and net revenues from sales of PHEXXI.

Even though we have received approval from the FDA in the U.S. to market PHEXXI for the prevention of pregnancy, and, as Femidence, by the National Agency for Food and Drug Administration and Control of Nigeria, and to market SOLOSEC for the treatment of BV and Trich, we may fail to receive similar approvals in other territories outside the U.S.

To market a new product outside the U.S., we must obtain separate marketing approvals in each jurisdiction and comply with numerous and varying regulatory requirements of other countries, including clinical trials, commercial sales, pricing manufacture distribution and safety requirements. The time required to obtain approval in other countries might differ from, and be longer than, that required to obtain FDA approval. The marketing approval process in other countries may include all the risks associated with obtaining FDA approval in the U.S., as well as other risks. In addition, in many countries outside the U.S., a new product must receive pricing and reimbursement approval prior to commercialization. This can result in substantial delays in these countries. Additionally, the product labeling requirements outside the U.S. are different and may be inconsistent with the U.S. labeling requirements, negatively affecting our ability to market our products in countries outside the U.S.

In addition, if we are unable to comply with applicable foreign regulatory requirements, we may be subject to fines, suspension or withdrawal of marketing approvals, product recalls, seizure of products, operating restrictions and criminal prosecution. In such an event, our ability to market to our full target market will be reduced and our ability to realize the full market potential of the approved products will be harmed, which could have a materially adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Our Post-Marketing Legal and Regulatory Compliance

Even though we have obtained FDA approval for PHEXXI for prevention of pregnancy and of SOLOSEC for the treatment of BV and Trich, we remain subject to ongoing regulatory requirements.

Even though PHEXXI vaginal gel has been approved by the FDA for the prevention of pregnancy and SOLOSEC has been approved by the FDA for the treatment of BV and Trich, we are and will be subject to ongoing regulatory requirements with respect to manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing clinical trials and submission of safety, efficacy and other post-approval information, including both federal and state requirements in the U.S. and requirements of comparable foreign regulatory authorities.

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

Any regulatory approvals we have received and may in future receive for our products may be subject to limitations on the approved indicated uses for which it may be marketed, and usual and customary surveillance to monitor its safety and efficacy. We will be required to report adverse reactions and production problems, if any, to the FDA and comparable foreign regulatory authorities. Any new legislation addressing drug safety issues could result in delays in commercialization, or increased costs to ensure compliance.

If a regulatory agency discovers previously unknown problems with our products, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or it disagrees with the promotion, marketing or labeling of a product, the regulatory agency may impose restrictions on that product or on us, including requiring withdrawal of the product from the market. If we are unable to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other things:

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

Even though PHEXXI has been approved in the U.S. for the prevention of pregnancy and SOLOSEC for the treatment of BV and Trich, certain developments could decrease market demand for it, including the following:

●	the re-review of a product that is already marketed;
●	new scientific information and evolution of scientific theories;
●	the recall or loss of marketing approval of a product that is already marketed;
●	changing government standards or public expectations regarding safety, efficacy or labeling changes; and
●	greater examination of advertising and promotion.

In the past, clinical trials and post-marketing surveillance of certain marketed drugs have raised concerns that have led to recalls, withdrawals, or the addition of restrictive labeling of marketed products. If previously unknown side effects are discovered with one of the active ingredients in, or if there is an increase in negative publicity regarding known side effects related to PHEXXI, SOLOSEC, or any other product we may commercialize, this could significantly reduce demand for the product or require us to take actions that could negatively affect sales, including removing the product from the market, restricting its distribution or applying for labeling changes.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of our products. If we are unable to obtain adequate insurance or are required to pay for liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage, a material liability claim could adversely affect our financial condition.

We face an inherent risk of product liability exposure in commercializing our products. If serious adverse events or undesirable side effects occur, the following events could occur which would materially and adversely affect our business:

●	regulatory authorities may require the addition of specific warnings or contraindications to product labeling or the issuance of alerts to physicians, pharmacies, and the general public;
●	we may be required to change the way our products are administered or to revise the labeling of our products;
●	we may be subject to promotional and marketing limitations on our products;
●	sales of our products may decrease significantly;
●	regulatory authorities may require us to take one or more of our products off the market;
●	we may be required to conduct additional clinical trials with more patients or over longer periods of time than anticipated;
●	we may be required to implement risk evaluation and mitigation strategies (REMS), which could result in substantial cost increases and have a negative impact on our ability to commercialize our products;
●	we may be required to limit the patients who can receive our products;
●	we may be subject to litigation or product liability claims; and
●	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of our products, or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenues from our products. Serious adverse events or side effects could require one or more of our products to be taken off the market, may require it to be packaged with safety warnings, or may otherwise limit our sales.

Further, if we cannot successfully defend ourselves against these product liability claims, we may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in decreased demand for our products, injury to our reputation, negative media attention and the diversion of our management’s time and attention from our commercialization efforts to address claim related matters.

We will need to maintain liability insurance coverage as we continue to commercialize our products. This insurance may become increasingly expensive and difficult to procure. In the future, this insurance may not be available to us at all or may only be available at a very high cost and, if available, may not be adequate to cover all liabilities we may incur. In addition, while we have increased our liability insurance coverage in connection with the commercialization of our products, we cannot be certain our coverage limits will be sufficient to cover liability claims we may face. We will also need to increase liability coverage if we promote any other product. If we are not able to obtain and maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise, our business could be harmed, possibly materially.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on our business, financial condition or results of operations.

The activities of our third-party manufacturers and suppliers may involve the controlled storage, use, and disposal of hazardous materials. We and our manufacturers and suppliers, and our potential future manufacturers and suppliers, are and will be subject to laws and regulations governing the use, manufacture, storage, handling, and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use may be stored at our and our current and potential future manufacturers’ facilities pending their use and disposal. We cannot eliminate the risk of contamination, which could cause an interruption of our commercialization efforts and business operations; environmental damage resulting in costly clean-up; and liabilities under applicable laws and regulations governing the use, storage, handling, and disposal of these materials and specified waste products. Although we believe the safety procedures utilized by us and our current third-party manufacturers for handling and disposing of materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of specified materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently, and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. We do not currently carry biological or hazardous waste insurance coverage.

The FDA and other regulatory agencies actively enforce the laws and regulations relating to the promotion of our products.

If we are found to have improperly promoted uses of our products in the U.S., we may become subject to significant liability. Such enforcement has become more common in the industry. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription drug and device products. In particular, a product may not be promoted in a manner that results in the company making false or misleading claims. If the FDA determines that our or our partners’ public disclosures, promotional materials or training constitutes promotion of false or misleading claims, it could request modifications to disclosure policies, training or promotional materials or subject us or our partners to regulatory or enforcement actions, including the issuance of an untitled letter, a Warning Letter, injunction, seizure, civil fine or criminal penalties and a requirement for corrective advertising, including “Dear Doctor” letters. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our or our partners’ promotional or training materials to constitute promotion of false or misleading claims which could result in significant civil, criminal and/or administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, increased losses and diminished profits and the curtailment or restructuring of operations, any of which could adversely affect our or our partners’ ability to operate and, thus, adversely impact our business and our financial results. The FDA or other enforcement authorities could also request that we enter into a consent decree or a corporate integrity agreement or seek a permanent injunction against us under which specified promotional conduct is monitored, changed, or curtailed. If we cannot successfully manage the promotion of our product in the U.S., we could become subject to significant liability, which would materially adversely affect our business and financial condition.

Risks Related to Our Intellectual Property

Our rights to develop and commercialize PHEXXI are subject, in part, to the terms and conditions of licenses granted to us by third parties. The patent protection and patent prosecution of PHEXXI is dependent on third parties.

We are reliant upon licenses to certain patent rights and proprietary technology from third parties that are important or necessary to the commercialization of PHEXXI. For example, the Rush License Agreement includes intellectual property rights to PHEXXI. This agreement currently requires us, as a condition to the maintenance of our license and other rights, to make milestone and royalty payments and satisfy certain performance obligations through March 2025. As of December 31, 2024, we have accrued all such obligations pursuant to the Rush License Agreement, we have obtained a waiver of any potential claim of breach based on any provisions requiring us to timely exploit the licensed patent or make minimum royalty payments.

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

If we are unable to obtain and maintain patent protection for our products and their underlying technologies, or if the scope of the patent protection we have or will obtain is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to our product and technology, and our ability to successfully commercialize our products may be adversely affected.

Our success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to our product and proprietary. We seek to protect our proprietary position by in-licensing intellectual property and filing patent applications in the U.S. and abroad relating to our products and their underlying technologies. If we or our licensors are unable to obtain or maintain patent protection with respect to our products and their underlying technologies, our business, financial condition, results of operations, and prospects could be materially harmed.

Changes in either the patent laws or their interpretation in the U.S. and other countries may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. With respect to both in-licensed and owned intellectual property, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties. Our pending and issued patent claims for PHEXXI are not broad, and it is possible that a competitor may seek to make modifications to their product in an effort to design around our patent claims and avoid infringement. Furthermore, if any such competitor or third party is able to demonstrate bioequivalence without infringing our patents, then such a competitor or third party would then be able to introduce a competitive generic product onto the market once any available regulatory exclusivity has expired. The FDA has broad discretion in determining whether a potential competitive product demonstrates bioequivalence; we are not able to predict the extent to which a competitor or third party might be able to demonstrate bioequivalence without infringing our patents.

The patent prosecution process is expensive, time-consuming, and complex, and we may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible we will be unsuccessful in our efforts to identify patentable aspects of our research and development output in time to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors, and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our inventions and the prior art allow our inventions to be patentable over the prior art. Furthermore, publications of discoveries in the scientific literature often lag the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in any of our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions.

The patent position of biotechnology and biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. Our owned or in-licensed pending and future patent applications may not result in patents being issued which protect our products, or which effectively prevent others from commercializing competitive technologies and product candidates.

Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if patent applications we license or own currently or in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents we own or in-license may be challenged, narrowed, circumvented, or invalidated by third parties. Consequently, we do not know whether our products and other proprietary technology will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner which could materially adversely affect our business, financial condition, results of operations and prospects.

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and our patents may be challenged in the courts or patent offices in the U.S. and abroad. We or our licensors may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review, or interference proceedings or other similar proceedings challenging our owned or licensed patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our owned or in-licensed patent rights, allow third parties to commercialize generic versions of our products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we, or one of our licensors, may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our or our licensor’s priority of invention or other features of patentability with respect to our owned or in-licensed patents and patent applications. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our products. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us.

The patent rights licensed to us under the Rush University License are believed to have expired in March 2025. Upon expiration, these patent rights will no longer protect PHEXXI, and we now rely solely on our directly owned patent formulas and patent application families for patent protection for PHEXXI. Moreover, some of our owned and in-licensed patents and patent applications may in the future be co-owned with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us. Furthermore, our owned and in-licensed patents may be subject to a reservation of rights by one or more third parties. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

We may not be able to protect our intellectual property and proprietary rights throughout the world.

Filing, prosecuting, and defending patents on PHEXXI (Femidence) and SOLOSEC in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technology in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as that in the U.S. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Periodic maintenance fees, renewal fees, annuity fees, and various other government fees on patents and applications will be due to be paid to the USPTO and various government patent agencies outside of the U.S. over the lifetime of our owned or licensed patents and applications. In certain circumstances, we rely on our licensing partners to pay these fees due to U.S. and non-U.S. patent agencies. The USPTO and various non-U.S. government agencies require compliance with several procedural, documentary, fee payment, and other similar provisions during the patent application process. We are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. In some cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in a partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market with similar or identical products or technology, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

Changes in either the patent laws or interpretation of the patent laws in the U.S. could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming other requirements for patentability are met, prior to March 2013, in the U.S., the first to invent the claimed invention was entitled to the patent, while outside the U.S., the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act (the America Invents Act) enacted in September 2011, the U.S. transitioned to a first inventor to file system in which, assuming other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before we do could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the U.S. and most other countries are confidential for a period after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to PHEXXI or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications.

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

Issued patents covering PHEXXI or SOLOSEC could be found invalid or unenforceable if challenged in court or before administrative bodies in the U.S. or abroad.

If we or one of our licensors initiated legal proceedings against a third party to enforce a patent covering PHEXXI or SOLOSEC, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may raise claims challenging the validity or enforceability of our owned or in-licensed patents before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover our products. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our licensing partners and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our products. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations, and prospects.

If we do not obtain a Patent Term Extension (PTE) for PHEXXI, our business may be materially harmed.

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

In 2020, Rush University submitted a PTE application for the U.S. patent which we licensed from them, requesting a five-year PTE to 2026. Two Orders Granting Interim Extension (OGIEs) were received from the USPTO, extending the expiration of this patent to 2023. An additional request for interim patent term extension was granted, extending the exclusivity through March 2025. No further extensions have been received to date in the U.S., and we may not be granted a similar extension outside the U.S., such as SPC for the European patents, because of, for example, our inability to exercise due diligence during the testing phase or regulatory review process, our inability to apply within applicable deadlines, our inability to apply prior to expiration of relevant patents, or if we are otherwise unable to satisfy applicable requirements. Moreover, the applicable time or the scope of patent protection afforded could be less than our or Rush University’s request. If we or Rush University are unable to obtain PTE, or the term of any such extension is shorter than what we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and prospects could be materially harmed.

The patent protection and patent prosecution for our products is dependent on third parties, including Rush University.

While we normally seek to obtain the right to control prosecution, maintenance and enforcement of the patents relating to our products, as we do with our four solely owned Orange Book-listed U.S. patents, there may be times, such as with respect to our agreement with Rush University for PHEXXI, when the filing and prosecution activities for patents relating to certain products is controlled by our licensors or collaboration partners. If any of our current or future licensing or collaboration partners fail to prosecute, maintain and enforce such patents and patent applications in a manner consistent with the best interests of our business, including by payment of all applicable fees for patents covering PHEXXI, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, our ability to develop and commercialize PHEXXI for the prevention of pregnancy may be adversely affected, and we may not be able to prevent competitors from making, using and selling competing products. In addition, even where we have the right to control patent prosecution of patents and patent applications we have licensed to and from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensees, our licensors and their counsel that took place prior to the date upon which we assumed control over patent prosecution.

An Event of Default under the secured notes issued pursuant to the Baker Bros. Purchase Agreement, as amended, could allow the secured creditor to take possession of all assets owned by us, including any directly owned intellectual property.

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

In September 2023, the Company and Baker entered into the Fourth Amendment, which, as described in more detail in Note 4 - Debt, waived the Notice of Default, cured all existing defaults, and removed the Company’s need to reserve enough equity to cover the value of the note and allowed the company to repurchase the note at a discounted price.

On December 11, 2023, Baker Bros assigned to Aditxt, Inc. (Assignee) all remaining amounts due under the Securities Purchase and Security Agreement. The notes were transferred back to Baker Bros on February 26, 2024 and then assigned to Future Pak, LLC on July 23, 2024. Given our current inability to pay any amounts due under the Purchase Agreement or under the convertible notes, the designated agent of these note holders has the right to take possession of all of our assets and/or pursue any available legal remedies against us.

The Company received two Notice of Defaults (on September 27, 2024 and October 27, 2024) from their largest creditor, Future Pak, LLC, alleging a number of Events of Default, accelerating the Principal due and payable and declaring the termination of the existing Forbearance Agreement.

On September 27, 2024, Future Pak, LLC, as agent for the Purchasers (in such capacity, the Designated Agent) provided a Notice of Event of Default and Reservation of Rights (the Notice of Default) relating to the Securities Purchase and Security Agreement dated April 23, 2020, as amended (SPA), by and among the Company, Designated Agent, as certain guarantors and the purchasers (each a Purchaser and collectively Purchasers). The Notice of Default claims that by entering into arrangements to repay certain existing obligations, including obligations owed to the U.S. Department of Health and Human Services, an Event of Default has occurred under Section 9.1(e) of the SPA.

According to the Notice of Default, the Designated Agent has accelerated repayment of the outstanding principal balance owed by the Company under the Securities Purchase Agreement. If all Purchasers exercise the Section 5.7 Option (as defined below), the repurchase price would be equal to $106.8 million. Pursuant to Section 5.7(b) of the SPA, upon the occurrence of an Event of Default, each Purchaser may elect, at its option, to require the Company to repurchase the Note held by such Purchaser (or any portion thereof) at a repurchase price equal to two times the sum of the outstanding principal balance and all accrued and unpaid interest thereon, due within three business days after such Purchaser delivers a notice of such election (the Section 5.7 Option).

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

Evofem strongly disagrees with Future Pak LLC’s claim that an Event of Default has occurred. We intend to vigorously contest any attempt by Future Pak, LLC to exercise its default rights and remedies under the SPA. We further maintain that the Repurchase Price as defined in the Fourth Amendment remains in effect; this amount is currently $15.1 million.

If an Event of Default were to occur, the Designated Agent could take significant, adverse action against the Company, its assets and its accounts. There can be no assurances that the Company would be able to cure any Event(s) of Default or otherwise stop or mitigate any adverse action(s) taken by the Designated Agent.

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

In addition to seeking and maintaining patents for our products, we also rely on trade secrets and confidentiality agreements to protect our unpatented know-how, technology, and other proprietary information and to maintain our competitive position. With respect to PHEXXI, we consider trade secrets and know-how to be one of our important sources of intellectual property. Trade secrets and know-how can be difficult to protect. In particular, our trade secrets and know-how in connection with PHEXXI may be disseminated within the industry through independent development, the publication of journal articles describing the methodology, and the movement of personnel with scientific positions in academic and industry.

We seek to protect these trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors, and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. We cannot guarantee we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be materially and adversely harmed.

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

Many of our employees, consultants and advisors are currently or were previously employed at universities or other biotechnology or biopharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants, and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail to defend any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to our management.

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

The contraceptive market is competitive and dynamic. Due to the significant research and development activities being conducted by several companies in this field, including us and our competitors, the intellectual property landscape is in flux, and it may remain uncertain in the future. There may be significant intellectual property related litigation and proceedings relating to our owned and in-licensed and other third-party intellectual property and proprietary rights in the future.

Our commercial success depends in part on our and our collaborators’ ability to avoid infringing, inducing infringement, misappropriating and otherwise violating the patents and other intellectual property rights of third parties. There is a substantial amount of complex litigation involving patents and other intellectual property rights in the biotechnology and biopharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, derivation, and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. As discussed above, recently, due to changes in U.S. law referred to as patent reform, new procedures including inter partes review and post-grant review have been implemented. As stated above, this reform adds uncertainty to the possibility of a challenge to our patents in the future.

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

Intellectual property rights we have licensed or may in the future license are generated through the use of U.S. government funding and are therefore subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our current product pursuant to the Bayh-Dole Act of 1980 (Bayh-Dole Act) and implementing regulations. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us or our licensors to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we, or the applicable licensor, fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. These time limits have recently been changed by regulation and may change in the future. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable licensor to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the U.S. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the U.S. or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our current or future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our registered or unregistered trademarks or trade names have, in the ordinary course of our business, been challenged and may again be challenged by third parties. These trademarks and trade names may also be infringed, circumvented or may not be registered with the USPTO or determined to be infringing on other marks. During trademark registration proceedings, we may receive rejections of our applications by the USPTO or in other foreign jurisdictions. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Moreover, any name we have proposed to use with our product in the U.S. must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. Similar requirements exist in Europe. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. Furthermore, in many countries, owning and maintaining a trademark registration may not provide an adequate defense against a subsequent infringement claim asserted by the owner of a senior trademark.

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

Risks Related to Our Reliance on Third Parties

Our success relies on third-party suppliers and two contract manufacturers. Any failure by these third parties, including their inability to successfully perform and comply with regulatory requirements, could negatively impact our business and our ability to develop and market our products, and our business could be substantially harmed.

We have a small number of employees and no internal manufacturing capability. Our management does not expect to manufacture any products and expects to rely solely on third parties to manufacture our products, including our FDA-approved commercial products PHEXXI and SOLOSEC, and as such we will be subject to inherent uncertainties related to product safety, availability, and security. We currently have only one contract manufacturer for each of our drug products.

PHEXXI is manufactured by DPT Laboratories, Ltd. (DPT), with whom we entered into a supply and manufacturing agreement in November 2019 (the PHEXXI Manufacturing Agreement). Pursuant to the PHEXXI Manufacturing Agreement, subject only to a supply failure, we are obligated to purchase all of our requirements with respect to PHEXXI from DPT. We expect to rely on DPT to increase the manufacturing of PHEXXI in amounts needed to support commercialization including anticipated demand in the CGG under our agreement with Pharma 1, assuming regulatory approvals in the UAE and subsequent countries. If DPT does not perform as agreed, is unable to increase manufacturing of PHEXXI as needed to support ongoing commercialization, or terminates our agreement, we will be required to replace them as our manufacturer, and we may be unable to do so on a timely basis, on similar terms or at all. Furthermore, we have only a single source of supply for some of the key raw materials and components of PHEXXI, and while we believe we would be able to obtain supplies through alternative sources if needed, alternate sources of supply may not be readily available.

Our current supply of SOLOSEC comes from its former owner, which has an existing finished goods supply. We inherited the former owner’s manufacturing agreement with Catalent, which will ensure uninterrupted commercial supply of SOLOSEC.

We do not control the manufacturing processes for the production of either of our products, which must be made in accordance with relevant regulations including, among other things, quality control, quality assurance, compliance with cGMP and the maintenance of records and documentation. In the future, it is possible that our suppliers or manufacturers may fail to comply with FDA regulations, the requirements of other regulatory bodies or our own requirements, any of which would result in suspension or prevention of commercialization and/or manufacturing of PHEXXI; suspension of ongoing research; disqualification of data or other enforcement actions such as product recall, injunctions, civil penalties or criminal prosecutions against us. Furthermore, we may be unable to replace any supplier or manufacturer with an alternate supplier or manufacturer on a commercially reasonable or timely basis, or at all.

If we were to experience an unexpected loss of supply of, or if any supplier or manufacturer were unable to meet demand for our products, we could experience delays in commercialization. We might be unable to find alternative suppliers or manufacturers with FDA approval, of acceptable quality, and that are able to supply products/ingredients in the appropriate volumes and at an acceptable cost. The long transition periods necessary to switch manufacturers and suppliers would significantly delay our timelines, including our commercialization timeline, which would materially adversely affect our business, financial conditions, results of operations and prospects.

In addition, our reliance on DPT and anticipated future third-party manufacturers exposes us to the following additional risks:

●	we may be unable to identify other manufacturers on acceptable terms or at all;
●	our third-party manufacturers might be unable to timely formulate and manufacture our product or produce the quantity and quality required to meet our clinical and commercial needs, if any;
●	DPT and anticipated future third-party manufacturers may not be able to execute our manufacturing procedures appropriately;
●	our anticipated future third-party manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce, store and distribute our products;
●	manufacturers are subject to ongoing periodic unannounced inspections by the FDA and corresponding state agencies to ensure strict compliance with cGMPs and other government regulations and corresponding foreign standards, and we do not have control over third-party manufacturers’ compliance with these regulations and standards;
●	we may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our product; and,
●	our third-party manufacturers could breach or terminate their agreements with us.

Each of these risks could impact the continued availability of our products or could result in higher costs or deprive us of potential product revenue. In addition, we rely on third parties to perform release testing on PHEXXI and SOLOSEC prior to delivery to patients. If these tests are not appropriately conducted and test data are not reliable, patients could be put at risk of serious harm, which could result in product liability suits.

The manufacture of medical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of medical products often encounter difficulties in production, particularly in scaling up and validating initial production and absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, timely availability of raw materials, lot consistency, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if contaminants are discovered in our supply of our product or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period to investigate and remedy the contamination. We cannot be assured that any stability or other issues relating to the manufacture of our products will not occur in the future. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to distribute our products would be harmed. There is no assurance that our manufacturers will be successful in establishing a larger-scale commercial manufacturing process for PHEXXI that achieves our objectives for manufacturing capacity and cost of goods. There is no assurance that our manufacturers will be able to manufacture or continue to manufacture our products to specifications acceptable to the FDA or other regulatory authorities, or to produce it in sufficient quantities to meet future demand. Any delay or failure in the production of our products would impair our ability to commercialize and obtain revenue therefrom. These circumstances would materially harm our business, results of operations, financial conditions and prospects.

We have no significant internal distribution capabilities. We intend to engage third-party distributors for distribution of products outside the U.S., if approved, and have engaged additional third-party wholesale distributors for the distribution of our products in the U.S. Our inability to identify, or enter into an agreement with, any such third-party distributor, would likely have a material adverse effect on our business and operations.

If we are unable to engage additional wholesale distributors and/or maintain our relationship with our wholesale distributors within the U.S., our domestic commercialization activities may be disrupted. If we are able to identify and enter into additional strategic relationships with one or more third party collaborators for the development of our products outside of the U.S., beyond our commercial agreement with Pharma 1 Drug Store for the GCC we intend to work with that third party or third parties to obtain marketing approval for our products in each relevant jurisdiction and to enter into distribution agreements with such third party or parties for distribution of our products in each relevant jurisdiction outside the U.S. We cannot guarantee that we will be able to enter into any such additional wholesale distribution agreements on commercially reasonable terms, or at all, or that we will be able to identify additional third party collaborators for the development and commercialization of our products outside the U.S. or that we will be able to enter into any such distribution agreement with any such third party for the distribution of our products outside the U.S. For our current distribution agreements and for any future distribution agreements we may enter into, we would be subject to uncertainties related to such distribution services, including the quality of such distribution services. For example, distributors may not have the capacity to supply sufficient product if demand increases rapidly. Further, we would be dependent on the distributors to ensure that the distribution process accords with applicable foreign and U.S. regulations, which include, among other things, compliance with current good documentation practices, the maintenance of certain records, and compliance with other regulations, including, without limitation, the Foreign Corrupt Practices Act (FCPA) and the Drug Supply Chain Security Act (DSCSA) in the U.S. Failure to comply with these requirements could result in significant remedial action, including enforcement action requiring distributors to implement physical changes or improvements to their facilities, suspension of distribution or recall product. Additionally, any failure by us to forecast demand for finished product and failure by us to ensure our distributors have appropriate capacity to distribute such quantities of finished product, could result in an interruption in the supply of certain products and a decline in sales of that product. If we grant any such third-party distributor the right to manufacture any applicable product, we would also be subject to the risk factors set forth above with respect to third-party manufacturing of our product as well as the requirement to have any such additional manufacturer pre-approved by FDA or other relevant regulatory authorities. Further, third-party distributors may not perform as agreed or may terminate their agreements with us. Any significant problem or disruption that our distributors experience could delay or interrupt our sale of products in the applicable jurisdiction until the applicable distributor cures the problem or until we identify and negotiate an acceptable agreement with an alternative distributor, if one is available. Any failure or delay in distributing products would likely have a negative impact on our business and operations.

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

We do not presently expect to commercialize PHEXXI or SOLOSEC outside of the U.S., assuming international marketing approval is obtained, unless we enter into a strategic relationship or collaboration with a third party, such as our July 2024 agreement with Pharma 1. We face significant competition in seeking appropriate collaborators. Collaborations are complex and time-consuming arrangements to negotiate and document.

Our success in entering into a definitive agreement for any collaboration will depend upon, among other things, our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design and outcomes of any clinical trials that may be required by relevant foreign regulatory authorities, the collaborator’s history of regulatory compliance, the likelihood of approval by regulatory authorities, the potential market for the product, the costs and complexities of manufacturing and delivering such products to customers, the potential of competing products, the strength of the intellectual property and industry and market conditions generally. The collaborator may also consider alternative products or technologies for similar indications on which they might collaborate with one of our competitors and whether such collaboration could be more attractive than the one with us for our products.

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

If we were to elect to fund commercialization activities on our own, we would need to obtain additional capital, which may not be available to us on acceptable terms or at all.

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

As a result, a collaboration may not result in the successful development or commercialization of our product. In addition, actions taken by a collaborator within its licensed territory, many of which we may not be able to control, could negatively impact our commercialization of the product in the U.S.

We enter into various contracts in the normal course of our business in which we indemnify the other party to the contract. In the event we must perform under these indemnification provisions, it could have a material adverse effect on our business, financial condition and results of operations.

In the normal course of business, we periodically enter into or will enter into manufacturing, distribution, wholesale, academic, commercial, service, collaboration, licensing, consulting, and other agreements that contain indemnification provisions. With respect to our academic and other research agreements, including the Rush License Agreement, we typically indemnify the institution and related parties from losses arising from claims relating to the products, processes or services made, used, sold or performed pursuant to the agreements for which we have secured licenses, and from claims arising from our or our sublicensees’ exercise of rights under the agreement. With respect to collaboration agreements, we may have to indemnify our collaborators from any third-party product liability claims that could result from the production, use or consumption of the product, as well as for alleged infringements of any patent or other intellectual property right owned by a third party. With respect to consultants, we indemnify them from claims arising from performance of their services in accordance with legal and contractual requirements.

If our obligations under an indemnification provision exceed applicable insurance coverage or if we were denied insurance coverage, our business, financial condition, and results of operations could be adversely affected. Similarly, if we are relying on a collaborator to indemnify us and the collaborator is denied insurance coverage or the indemnification obligation exceeds the applicable insurance coverage, and if the collaborator does not have other assets available to indemnify us, our business, financial condition, and results of operations could be adversely affected.

Risks Related to Our Commercialization of Health Care Products

Our products may face follow-on competition sooner than anticipated.

Although PHEXXI and SOLOSEC are FDA-approved for commercialization in the U.S., they and any other product we may commercialize may face competition from generic products earlier or more aggressively than anticipated, depending upon how well such approved products perform in the U.S. prescription drug market. In addition to creating the 505(b)(2) NDA pathway, the Hatch-Waxman Amendments to the Federal Food, Drug, and Cosmetic Act (FDCA) authorized the FDA to approve generic drugs that are the same as drugs previously approved for marketing under the NDA provisions of the statute pursuant to an Abbreviated New Drug Application (ANDA). An ANDA relies on the preclinical and clinical testing conducted for a previously approved reference listed drug (RLD) and must demonstrate to the FDA that the generic drug product is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug and also that it is “bioequivalent” to the RLD. The FDA is prohibited by statute from approving an ANDA when certain marketing or data exclusivity protections apply to the RLD. If any such competitor or third party is able to demonstrate bioequivalence without infringing our patents, then this competitor or third party may then be able to introduce a competing generic product onto the market.

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

SOLOSEC is indicated for the treatment of bacterial vaginosis in females 12 years of age and trichomoniasis in people 12 years of age and older. It was granted was granted three (3) years of NCE exclusivity that expired on September 15, 2022 and ten years of exclusivity under GAIN that will expire on September 15, 2027.

If the FDA approves generic versions of our products, it could negatively impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on our investments in those products.

Changes in health care laws and regulations may eliminate current requirements for health insurance plans to cover and reimburse FDA-cleared or FDA-approved contraceptive products without cost sharing, which could reduce demand for products such as PHEXXI. Our management expects our success will be dependent on the willingness or ability of patients to pay out-of-pocket for our products should they not be able to obtain third-party reimbursement or should such reimbursement be limited.

We cannot be certain that third-party reimbursement will remain available for our products, or if reimbursement is available, that the amount of any such reimbursement would not change. We provide a financial assistance program for patients to offset any co-pay or patient out of pocket costs, but we do not know if this program will be successful in increasing market acceptance or that such program will not prove to be prohibitively costly. Demand for our products may decrease if we elect to discontinue our co-pay programs. The ACA and subsequent regulations enacted by the U.S. Department of Health and Human Services (DHHS) require, under certain conditions, health plans to provide coverage for women’s preventive care, including all forms of FDA-cleared or FDA-approved contraception, without imposing any cost sharing on the plan beneficiary. These regulations ensure that women who wish to use an approved form of contraception may request it from their doctors and their health insurance plan must cover all costs associated with such products, under certain conditions. In January 2022, the DHHS, Department of Labor, and Treasury Department jointly issued guidance on implementation of this ACA mandate, among other things. The recently issued federal guidance makes clear that all FDA-approved or cleared contraceptive products that are determined by an individual’s medical provider to be medically appropriate for such individual must be covered without-cost sharing, regardless of whether the product is specifically identified in the FDA’s Birth Control Guide.

However, certain members of Congress and other stakeholders may attempt to repeal or repeal and replace the ACA and corresponding regulations, as more fully described below, which could eliminate the requirement for health plans to cover women’s preventive care without cost sharing. Even if the ACA is not repealed, the DHHS regulations to specifically enforce the preventive health coverage mandate could be repealed or modified; for example, the Trump administration in 2017 altered the mandate to allow certain employers and insurers to opt-out of birth control coverage for religious or moral reasons, which was partially upheld by the Supreme Court in July 2020. We cannot predict the timing or impact of any future rulemaking or changes in the law. Any repeal or elimination of the preventive care coverage rules would mean that women seeking to use prescribed forms of contraceptives may have to pay some portion of the cost for such products out-of-pocket, which could deter some women from using prescription contraceptive products, such as PHEXXI, at all. We expect that health care reform measures that may be adopted in the future may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that may be charged for PHEXXI or any other product we commercialize. Even with coverage for any approved product, the resulting reimbursement payment rates might not be adequate or may require a co-pay that patients find unacceptably high. Patients are unlikely to use any products we may market unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of those products. As a result, we expect that our success, to some degree, will be dependent on the willingness of patients to pay out-of-pocket for our products in the event that their third-party payer either does not cover and reimburse or requires payment of a portion of the cost of our products by the patient, thus increasing the patient’s overall cost to use them. This could reduce market demand for our products, which would have a material adverse effect on our business, financial conditions, and prospects.

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

Despite FDA-approval for our products and even if we are successful in obtaining additional products to commercialize in the U.S., revenues may be adversely affected if our products do not obtain coverage and adequate reimbursement from third-party payers in the U.S.

Market acceptance and sales of PHEXXI, SOLOSEC, or any other product we may commercialize will depend in part on the extent to which reimbursement for these products will be available from third-party payers, including government health administration authorities, managed care organizations and private health insurers. Third-party payers decide which therapies they will pay for and establish reimbursement levels. Third-party payers in the U.S. often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any product that we commercialize will be made on a payer-by-payer basis. One payer’s determination to provide coverage for a drug does not assure that other payers will also provide coverage and adequate reimbursement for the drug. Additionally, a third-party payer’s decision to provide coverage for a therapy does not imply that an adequate reimbursement rate will be approved.

Third-party payers are increasingly challenging the prices charged for pharmaceutical and medical device products. The U.S. government and other third-party payers are increasingly limiting both coverage and the level of reimbursement for new drugs and medical devices, in addition to questioning their safety and efficacy. Coverage decisions can depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. We may incur significant costs to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our future products, in addition to the costs required to obtain the necessary FDA marketing approvals. Third-party payer coverage may not be available to patients for PHEXXI, SOLOSEC, or any future product we may seek to commercialize. If third-party payers do not provide coverage and adequate reimbursement for PHEXXI or other products we may commercialize, if approved, HCPs may not prescribe them or patients may ask their HCPs to prescribe competing products with more favorable reimbursement.

Managed care organizations and other private insurers frequently adopt their own payment or reimbursement reductions. Consolidation among managed care organizations has increased the negotiating power of these entities. Third-party payers increasingly employ formularies to control costs by negotiating discounted prices in exchange for formulary inclusion. Failure to obtain timely or adequate pricing or formulary placement for our products or obtaining such pricing or placement at unfavorable pricing levels, could materially adversely affect our business, financial conditions, results of operations and prospects.

The pharmaceutical and medical device industries are highly regulated and subject to various fraud and abuse, data privacy, transparency, and other health care laws, including, without limitation, the U.S. Federal Anti-Kickback Statute, the U.S. Federal False Claims Act and the FCPA.

HCPs and third-party payers play a primary role in the recommendation and prescription of drug products and medical devices that are granted marketing approval. Our current and future arrangements with health care professionals, principal investigators, consultants, third-party payers, customers and other organizations may expose us to broadly applicable fraud and abuse and other health care laws and regulations in the U.S. These regulations are complex, and even minor irregularities can potentially give rise to claims that a statute or prohibition has been violated. The laws that may affect our ability to operate include, among others:

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

In the U.S. and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the health care system that could restrict or regulate post-approval activities and affect our ability to profitably sell any product.

Among policy makers and payers in the U.S. and elsewhere, there is significant interest in promoting changes in health care systems with the stated goals of containing health care costs, improving quality and/or expanding access. In the U.S., the pharmaceutical industry has been a focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, Congress passed the ACA, which substantially changed the way health care is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. As another example, the 2021 Consolidated Appropriations Act signed into law on December 27, 2020 incorporated extensive health care provisions and amendments to existing laws, including a requirement that all manufacturers of drug products covered under Medicare Part B report the product’s Average Sales Price (ASP) to DHHS beginning on January 1, 2022, subject to enforcement via civil money penalties.

There remain judicial and Congressional challenges to certain aspects of the ACA, and as a result certain sections of the ACA have not been fully implemented or effectively repealed. However, following several years of litigation in the federal courts, in June 2021, the U.S. Supreme Court upheld the ACA when it dismissed a legal challenge to the ACA’s constitutionality. Further legislative and regulatory changes under the ACA remain possible, although the new federal administration under President Biden has signaled that it plans to build on the ACA and expand the number of people who are eligible for health insurance subsidies under it. It is unknown what form any such changes or any law would take, and how or whether it may affect the biopharmaceutical industry as a whole or our business in the future. We expect that changes or additions to the ACA, the Medicare and Medicaid programs, such as changes allowing the federal government to directly negotiate drug prices, and changes stemming from other health care reform measures, especially with regard to health care access, financing, or other legislation in individual states, could have a material adverse effect on the health care industry in the U.S.

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

Additionally, there has been heightened governmental scrutiny in the U.S. of pharmaceutical pricing practices considering the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, state legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court unanimously held that federal law does not preempt the states’ ability to regulate PBMs or other members of the health care and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area.

At the federal level, DHHS has solicited feedback on various measures intended to lower drug prices and reduce the out of pocket costs of drugs and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. In addition, in 2020, the FDA finalized a rulemaking to establish a system whereby state governmental entities could lawfully import and distribute prescription drugs sourced from Canada. In July 2021, former President Biden issued a sweeping executive order on promoting competition in the American economy that includes several mandates pertaining to the pharmaceutical and health care insurance industries. Among other things, the executive order directed the FDA to work towards implementing a system for importing drugs from Canada (following on the Trump administration notice-and-comment rulemaking on Canadian drug importation finalized in October 2020). The Biden order also called on DHHS to release a comprehensive plan to combat high prescription drug prices, and it includes several directives regarding the Federal Trade Commission’s oversight of potentially anticompetitive practices within the pharmaceutical industry. The drug pricing plan released by DHHS in September 2021 in response to the executive order makes clear that the Biden Administration supports aggressive action to address rising drug prices, including allowing DHHS to negotiate the cost of Medicare Part B and D drugs, but such significant changes will require either new legislation to be passed by Congress or time-consuming administrative actions. The implementation of cost containment measures or other health care reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

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

We and our third-party service providers are subject to laws and regulations covering data privacy and the protection of personal information including health information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business. In the U.S., we and our third-party service providers may be subject to state security breach notification laws, state health information privacy laws and federal and state consumer protections laws which impose requirements for the collection, use, disclosure and transmission of personal information. These laws overlap and often conflict and each of these laws are subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our third-party service providers. In particular, our PHEXXI telehealth platform and our online, digital and media marketing strategies are required to comply with these laws and regulations. If we fail to comply with applicable laws and regulations, we could be subject to penalties or sanctions, including criminal penalties if we knowingly obtain information that is protected by HIPAA (protected health information) from a covered entity or business associate in a manner that is not authorized or permitted by HIPAA or for aiding and abetting a violation of HIPAA.

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

We will also be subject to evolving EU laws on data export if we transfer data outside the EU to ourselves or third parties. The GDPR only permits exports of data outside the EU where there is a suitable data transfer solution in place to safeguard personal data (e.g. the EU Commission approved Standard Contractual Clauses). On July 16, 2020, the Court of Justice of the EU (CJEU) issued a landmark opinion in the case Maximilian Schrems vs. Facebook (Case C-311/18) (Schrems II). This decision calls into question certain data transfer mechanisms as between the EU member states and the U.S. The CJEU is the highest court in Europe and the Schrems II decision heightens the burden on data importers to assess U.S. national security laws on their business future actions of EU data protection authorities are difficult to predict at the early date. Consequently, there is some risk of any data transfers from the EU being halted. If we have to rely on third parties to carry out services for us, including processing personal data on our behalf, we are required under GDPR to enter into contractual arrangements to help ensure that these third parties only process such data according to our instructions and have sufficient security measures in place. Any security breach or non-compliance with our contractual terms or breach of applicable law by such third parties could result in enforcement actions, litigation, fines and penalties or adverse publicity and could cause customers to lose trust in us, which would have an adverse impact on our reputation and business. Any contractual arrangements requiring the processing of personal data from the EU to us in the U.S. will require greater scrutiny and assessments as required under Schrems II and may have an adverse impact on cross-border transfers of personal data or increase costs of compliance. The GDPR provides an enforcement authority to impose large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. We will be subject to GDPR when we have a EU presence or “establishment” (e.g. EU based subsidiary or operations), when conducting clinical trials with EU based data subjects, whether the trials are conducted directly by us or through a vendor or partner, or offering approved products or services to EU based data subjects, regardless of whether involving a EU based subsidiary or operations.

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

Our business may be adversely affected by unfavorable macroeconomic conditions, including potential future pandemics, geopolitical conflicts and other factors.

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

Interest rates and the ability to access credit markets could also adversely affect the ability of patients, payers and distributors to purchase, pay for and effectively distribute our products. Similarly, these macroeconomic factors could affect the ability of our current or potential future third-party manufacturers, sole source or single source suppliers, licensors or licensees to remain in business, or otherwise manufacture or supply our product. Failure by any of them to remain in business could affect our ability to manufacture our products.

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

Ongoing geopolitical tensions, conflict between Russia and Ukraine, the Israel-Hamas wars, and any escalations thereof may result in adverse impacts on the global economy which may in turn negatively impact our business. These and any additional sanctions and export controls, as well as any counter responses by the governments of the countries in conflict or at war, or other jurisdictions, could adversely affect, directly or indirectly, the global supply chain, with negative implications on the availability and prices of raw materials, energy prices, and our customers, as well as the global financial markets and financial services industry.

Risks Related to Our Business Operations

As we mature and expand our sales and marketing infrastructure, we will need to expand the size of our organization. If we experience difficulties in managing this growth or are unable to attract and retain management and other key personnel, we may be unable to successfully commercialize our products or otherwise implement our business plan.

As of March 14, 2025, we had a total of 32 full-time employees. In addition, we use third-party consultants to assist with finance, including regulatory filings, sales, marketing and market access research and programs, as well as general and administrative activities. As our development and commercialization plans and strategies continue to develop, we expect that we will expand the size of our employee base for managerial, operational, sales, marketing, financial, regulatory affairs and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, management may have to divert a disproportionate amount of its attention away from day-to-day activities and devote a substantial amount of time to managing these growth activities, which would lead to disruptions in our operations. We cannot provide assurance that we will be able to retain adequate staffing levels to run our operations and/or to accomplish all the objectives that we otherwise would seek to accomplish, or that our staffing levels may turn out to be too robust for our actual business activity.

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

The U.S. federal and various state and foreign governments have adopted or proposed requirements regarding the collection, distribution, use, security, and storage of personally identifiable information and other data relating to individuals, and federal and state consumer protection laws are being applied to enforce regulations related to the collection, use, and dissemination of data. Some of these federal, state and foreign government requirements include obligations of companies to notify individuals and others of security breaches involving health information or particular personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships. Even though we may have contractual protections with such vendors, contractors, or other organizations, notifications and follow-up actions related to a security breach could impact our reputation, cause us to incur significant costs, including legal expenses, harm customer confidence, hurt our expansion into new markets, cause us to incur remediation costs, or cause us to lose existing customers.

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

Our team is lean and highly focused, and has been largely stable since 2023. The loss of one or more members of our key employees or advisors could hinder our commercialization efforts and have a material adverse effect on our business, financial condition, results of operations and prospects.

Our continued ability to attract and retain highly qualified management, advisors and other specialized personnel is tantamount to our future success. Key members of management include Saundra Pelletier our Chief Executive Officer and Ivy Zhang, our Chief Financial Officer and Secretary, both of whom are employed at-will and for whom we do not have “key man” insurance coverage.

We face competition for personnel, notably those with expertise in women’s health care, drug development, governmental regulation and commercialization, from other companies, universities, public and private research institutions, government entities and other organizations (many of whom have substantially greater financial resources than us). As a result of this competition, we might not be able to attract or retain these key employees on conditions that are economically acceptable. Our inability to attract and retain these key employees could prevent us from achieving our objectives and implementing our business strategy, which could have a material adverse effect on our business and prospects.

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

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the FCPA, the U.S. domestic bribery statute contained in 18 U.S. Code (U.S.C.) § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other partners from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties for clinical trials outside of the U.S., to sell our products abroad once we enter a commercialization phase, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other partners, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

We or the third parties upon whom we depend may be adversely affected by earthquakes, medical epidemics or pandemics, or other natural disasters including wildfires. These natural disasters may be exacerbated by the effects of climate change.

Our principal offices are located in San Diego, California. Any unplanned event, such as flood, fire, explosion, earthquake, wildfires, extreme weather condition, medical epidemics or pandemics, power shortage, telecommunication failure or other natural or man-made accidents or incidents that results in us being unable to fully utilize our facilities, effects the ability of our employees working remotely to communicate with us and our systems, or that affects the operations of our third party manufacturers, distributors, service providers or consultants may have a material and adverse effect on our ability to operate our business and have significant negative consequences on our financial and operating conditions. These natural events may become worse over time due to the ongoing effects of climate change. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Our Common Stock

There can be no assurance that we will be able to comply with the continued listing standards of OTCQB.

OTC Markets has certain continued listing standards that we must meet to maintain our listing on the OTCQB exchange.

On January 6, 2025, the Company received a written notice (the OTC Markets Notice) from the OTC notifying the Company that, because the closing bid price for the Company’s common stock was below $0.01 per share for 30 consecutive calendar days, the Company is not currently in compliance with the minimum bid price requirement for continued listing on the OTCQB, as set forth in the OTCQB listing standards, section 2.3 (the Minimum Bid Price Requirement).

In accordance with OTCQB Listing Standards, Section 4.1 the Company has a compliance period of 90 calendar days, or until April 6, 2025, to regain compliance with the Minimum Bid Price Requirement. Compliance may be achieved if the Company’s closing bid price is equal to or greater than $0.01 for ten consecutive trading days at any time during the 90-day compliance period, in which case OTC Markets will notify the Company of its compliance and the matter will be closed.

If we are unable to comply with these continued listing standards by April 6, 2025, our common stock will be delisted from the OTCQB, and will begin trading on the OTC Pink Current.

Our Common Stock may become quoted only on the OTC Pink Current Information Marketplace (OTC Pink), which may have an unfavorable impact on our stock price and liquidity.

Our common stock may become listed on the OTC Pink if the Company does not regain compliance with the Minimum Bid Price Requirement. The OTC Pink is a more limited market than the OTCQB or NASDAQ. The quotation of our shares on the OTC Pink may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

There can be no assurance that there will be an active market for our shares of common stock either now or in the future. Market liquidity will depend on the perception of our operating business and any steps that our management might take to bring us to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. As a result, holders of our securities may not find purchasers for our securities should they to desire to sell them. Consequently, our securities should be purchased only by investors having no need for liquidity in their investment and who can hold our securities for an indefinite period of time.

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

In addition, the stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to companies operating performance. The market price for our common stock may be influenced by many factors, including:

●	the potential delisting of our common stock from OTCQB, should we not comply with continued listing standards;
●	the adverse effects resulting from a potential delisting;
●	failure to timely file future required filings;
●	the loss of key personnel;
●	the results of our efforts to commercialize PHEXXI, SOLOSEC, or any other products, particularly in the event of a rebrand;
●	the results of our efforts to acquire or in-license products;
●	commencement or termination of any collaboration or licensing arrangement;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technology;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures and capital commitments;
●	additions or departures of key management personnel;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	new products, product candidates or new uses for existing products introduced or announced by our competitors, and the timing of these introductions or announcements;
●	results of clinical trials of product candidates of our competitors;
●	general economic and market conditions and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies, wars, terrorism and political unrest, outbreak of major disease, boycotts and other business restrictions;
●	regulatory or legal developments in the U.S. and other countries;
●	changes in the structure of healthcare payment systems;
●	conditions or trends in the biotechnology and biopharmaceutical industries;
●	actual or anticipated changes in earnings estimates, development timelines or recommendations by securities analysts;
●	announcement or expectation of additional financing efforts and related debt and equity issuances;
●	sales of common stock by us or our stockholders in the future, as well as the overall trading volume of our common stock;
●	stockholder activism;
●	any stockholder derivative actions; and
●	other factors described in this “Risk Factors” section.

Upon being listed on the OTCQB Marketplace on October 10, 2022 the closing sales price started at $21.25, was $0.0099 as of December 31, 2024, and was $0.008 as of March 14, 2025. These broad market fluctuations may adversely affect the trading price or liquidity of our common stock. In the past, following periods of volatility in companies’ stock prices, securities class-action litigation has often been instituted against such companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business and financial condition.

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

As of December 31, 2024, and March 14, 2025, our authorized capital consists of 3,000,000,000 shares of common stock and 5,000,000 shares of Preferred Stock. As of December 31, 2024, of the authorized common stock, 113,356,354 shares were issued and outstanding and 958,185,542 shares were reserved for issuance under potential conversions of convertible notes, purchase rights, preferred shares, warrants and all other derivatives. As of March 14, 2025, of the authorized common stock, 113,356,354 shares were issued and outstanding and approximately 963,564,509 shares were reserved for issuance under potential conversions of convertible notes, purchase rights, preferred shares, warrants and all other derivatives, exclusive of instruments for which the reservation requirement was waived by the respective holders. As such, our fully diluted capital structure is more than the amount of common stock we are authorized to issue. Therefore, until we either increase our authorized common stock, effectuate a reverse split, or another manner of reducing the number of instruments convertible to common stock, we are exposed to the risk of liability arising from the excess fully diluted capitalization. In addition to the dilutive effect any exercises of the derivative securities would have, in the event we are unable to obtain the requisite approvals or the current waivers are rescinded, or we are delayed in those efforts, the Company and your investment in us would be at risk.

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

Sales of a substantial number of shares of our common stock in the public market could occur. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Future issuances of our securities may cause additional reduction in the percentage interests of our current stockholders in the voting power, liquidation value, our book and market value, and in any future earnings. As of March 14, 2025, there were approximately 3,372 shares of our common stock subject to outstanding options which have been registered on registration statements on Form S-8. Furthermore, as of March 14, 2024, there were an aggregate of approximately and approximately 964 million shares were reserved for issuance under potential conversions of convertible notes, purchase rights, preferred shares, warrants and all other derivatives, exclusive of instruments for which the reservation requirement was waived by the respective holders. We have granted (or are required to grant) certain of our security holders registration rights pursuant to our agreements with these holders, including agreements requiring us to register for resale the shares of our common stock issued upon the conversion or exercise of our convertible notes and related warrants.

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

Short sellers of our stock may be manipulative and may attempt to drive down the market price of shares of our Common Stock. Short selling is the practice of selling securities that the seller does not own but rather has, borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is therefore in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects to create negative market momentum and generate profits for themselves after selling a stock short. Although traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (blogging) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called “research reports” that mimic the type of investment analysis performed by large Wall Street firms and independent research analysts. These short attacks have, in the past, led to selling of shares in the market, on occasion in large scale and broad base. Issuers who have limited trading volumes and are susceptible to higher volatility levels than large-cap stocks, can be particularly vulnerable to such short seller attacks. These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S., are not subject to certification requirements imposed by the SEC and, accordingly, the opinions they express may be based on distortions or omissions of actual facts or, in some cases, fabrications of facts. In light of the limited risks involved in publishing such information, and the enormous profit that can be made from running a successful short attack, unless the short sellers become subject to significant penalties, it is more likely than not that disclosed short sellers will continue to issue such reports.

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

We identified material weaknesses in our internal control over financial reporting as of December 31, 2024 and 2023 and these or other material weaknesses could continue to materially impair our ability to report accurate financial information in a timely manner.

As of December 31, 2024 (the period covered by this Annual Report), the Company’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on such evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2024 due to the identified material weaknesses in internal control over financial reporting as discussed below.

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Management, under the supervision and with the participation of the principal executive officer and principal financial officer, conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2024, based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO framework). Based on this assessment, management concluded that, as of December 31, 2024, its internal control over financial reporting was not effective due to the existence of material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis.

Management identified material weaknesses in the Company’s internal control over financial reporting primarily related to limited finance and accounting staffing levels that are not commensurate with the Company’s complexity and its financial accounting and reporting requirements. The Company continued to operate with a very lean finance and accounting department throughout 2024. Despite performing some remediation activities in 2023 and 2024, bringing new staff up to speed with key processes, including some very complicated financial instruments and transactions, caused the Company to lack the resources to fully monitor and operate internal controls of financial reporting.

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

Provisions in our amended and restated certificate of incorporation, our bylaws or Delaware law may discourage, delay, or prevent a merger, acquisition or other change in control stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. These provisions could also limit the price investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions might frustrate or prevent any attempts by our stockholders to replace or remove the current management by making it more difficult for our stockholders to replace members of our board of directors. These provisions include the following:

●	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
●	prohibiting our stockholders from calling a special meeting of stockholders or acting by written consent other than unanimous written consent;
●	permitting our board of directors to issue additional shares of our preferred stock, with such rights, preferences, and privileges as they may designate, including the right to approve an acquisition or other changes in control;
●	establishing an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
●	providing that our directors may be removed only for cause;
●	providing that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and
●	requiring the approval of our board of directors or the holders of a supermajority of our outstanding shares of capital stock to amend our bylaws and certain provisions of our certificate of incorporation.

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

It is possible that one or more of our stockholders may publicly voice opposition to our financing strategy, the A&R Merger Agreement, and/or certain aspects of our corporate governance and strategy, or undertake a proxy contest to reconstitute our board. Proxy contests have been waged against many companies in the biopharmaceutical industry over the last several years. If faced with a proxy contest or other type of stockholder activism, we may not be able to respond successfully to the contest or other type of activism which would be disruptive to our business. Even if we are successful, our reputation and/or business could be adversely affected by a proxy contest or other form of stockholder activism because:

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

Any or all of these activities could cause our stock price to decline or experience periods of volatility, and could be particularly problematic as our company seeks to establish itself as a profitable a commercial enterprise in a challenging environment.

We may become a defendant in one or more stockholder derivative or class-action litigations, and any such future lawsuit may adversely affect our business, financial condition, results of operations and cash flows.

We and certain of our officers and directors may become defendants in one or more future stockholder derivative actions or other class-action lawsuits. These lawsuits would divert our management’s attention and resources from our ordinary business operations, and we would likely incur significant expenses associated with their defense (including, without limitation, substantial attorneys’ fees and other fees of professional advisors and potential obligations to indemnify current and former officers and directors who are or may become parties to such actions). If these lawsuits do arise, we may be required to pay material damages, consent to injunctions on future conduct and/or suffer other penalties, remedies or sanctions. In addition, any such future stockholder lawsuits could adversely impact our reputation and/or to launch and commercialize our products, thereby harming our ability to generate revenue. Accordingly, the ultimate resolution of these matters could have a material adverse effect on our business, financial condition, results of operation and cash flow and, consequently, could negatively impact the trading price of our common stock.

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

On August 11, 2022, our stock was suspended from trading on the Nasdaq due to noncompliance with its minimum bid price requirement. On October 26, 2022, our common stock was formally delisted from Nasdaq. The delisting of our shares from Nasdaq made our common stock less liquid and makes it more difficult for us to raise funds when and as needed to fund operations. Our common stock began trading on the OTCQB® Venture Market (the OTCQB) of the OTC Markets Group, Inc., (the OTC Markets) a centralized electronic quotation service for over-the-counter securities, effective October 3, 2022 under the symbol “EVFM.”

On January 6, 2025, the Company received a written notice (the OTC Markets Notice) from the OTC Markets notifying the Company that, because the closing bid price for the Company’s common stock was below $0.01 per share for 30 consecutive calendar days, the Company is not currently in compliance with the minimum bid price requirement for continued listing on the OTCQB, as set forth in the OTCQB listing standards, section 2.3 (the Minimum Bid Price Requirement).

The OTC Markets Notice has no immediate effect on the listing of the Company’s common stock on OTCQB, and, therefore, the Company’s listing remains fully effective. In accordance with OTCQB Listing Standards, Section 4.1 the Company has a compliance period of 90 calendar days, or until April 6, 2025, to regain compliance with the Minimum Bid Price Requirement. Compliance may be achieved if the Company’s closing bid price is equal to or greater than $0.01 for ten consecutive trading days at any time during the 90-day compliance period, in which case OTC Markets will notify the Company of its compliance and the matter will be closed.

If the Company does not regain compliance with the Minimum Bid Price Requirement by April 6, 2025, OTC Markets will provide written notification to the Company that its common stock will be removed from OTCQB and will begin trading on the OTC’s Pink Current tier.

The Company intends to continue actively monitoring the closing bid price for the Company’s common stock between now and April 6, 2025, and will consider available options to resolve the deficiency and regain compliance with the Minimum Bid Price Requirement, however there can be no assurance that the Company can regain compliance.

Holders of Common Stock

As of March 14, 2025, there were 113,356,354 shares of our common stock outstanding and 14 holders of record of our common stock. This number was derived from our stockholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Recent Sales of Unregistered Securities

We had no sales of unregistered equity securities during the three months ended December 31, 2024.

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

Our series E-1 Shares does earn shares dividends payable in shares of common stock, at a rate of 10% per annum. On the 18-month anniversary of the initial issuance date for the Series E-1 convertible preferred stock, the dividend rate shall further increase by 30% on the first calendar day of each calendar quarter thereafter until no shares of Series E-1 Shares remain outstanding.

Equity Compensation Plan Information

Information about our equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Annual Report.

Issuer Repurchases of Equity Securities

For the quarter ended December 31, 2024, we did not repurchase any equity securities.

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

Evofem has delivered PHEXXI net sales growth in each consecutive year since it was launched in Sept 2020. Key growth drivers for 2025 include expanded use of PHEXXI in women who take oral birth control pills in conjunction with GLP-1 prescription medications like Ozempic, Mounjaro and Zepbound for weight loss. These drugs may make oral birth control pills less effective at certain points in the dosing schedule. Per the USPI, prescribers are instructed to “advise patients using oral contraceptives to switch to a non-oral contraceptive method or add a barrier method” to prevent unintended pregnancy during these times.

Outside the U.S., PHEXXI was approved in Nigeria on October 6, 2022, as Femidence™ by the National Agency for Food and Drug Administration and Control. To-date, PHEXXI has been submitted for approval in Mexico, Ethiopia and Ghana. We intend to commercialize PHEXXI in all other global markets through partnerships or licensing agreements.

On July 17, 2024, we licensed exclusive commercial rights to PHEXXI in the Middle East to Pharma 1 Drug Store, an emerging Emirati health care company. The licensed territory includes the United Arab Emirates (UAE), Kuwait, Saudi Arabia, Qatar and certain other countries in the region. Pharma 1 is responsible for obtaining and maintaining any regulatory approvals required to market and sell PHEXXI, and will handle all aspects of distribution, sales and marketing, pharmacovigilance and all other commercial functions in these countries. Evofem will supply PHEXXI to Pharma 1 at cost-plus. Pharma 1 is expected to file for regulatory approval of PHEXXI in the UAE in the first half of 2025.

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

We halted clinical development of our investigational product candidates in October 2022 to focus resources on growing domestic sales of PHEXXI for the prevention of pregnancy.

Recent Developments

Notice of Default and Termination of Forbearance Agreement

On September 27, 2024, Future Pak, LLC, as agent for the Purchasers (in such capacity, the Designated Agent) provided a Notice of Event of Default and Reservation of Rights (the Notice of Default) relating to the Securities Purchase and Security Agreement dated April 23, 2020, as amended (SPA), by and among the Company, Designated Agent, as certain guarantors and the purchasers (each a “Purchaser” and collectively Purchasers). The Notice of Default claims that by entering into arrangements to repay certain existing obligations, including obligations owed to the U.S. Department of Health and Human Services, an Event of Default has occurred under Section 9.1(e) of the SPA.

According to the Notice of Default, the Designated Agent has accelerated repayment of the outstanding principal balance owed by the Company under the Securities Purchase Agreement. If all Purchasers exercise the Section 5.7 Option (as defined below), the repurchase price would be equal to $106.8 million. Pursuant to Section 5.7(b) of the SPA, upon the occurrence of an Event of Default, each Purchaser may elect, at its option, to require the Company to repurchase the Note held by such Purchaser (or any portion thereof) at a repurchase price equal to two times the sum of the outstanding principal balance and all accrued and unpaid interest thereon, due within three business days after such Purchaser delivers a notice of such election (the Section 5.7 Option).

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

On August 16, 2024, the Company, Parent and Merger Sub entered into the first amendment to the A&R Merger Agreement (the First Amendment), to change the funding date for the Third Parent Equity Investment Date (as defined in the A&R Merger Agreement) from August 30, 2024 to the earlier of (i) September 6, 2024 or (ii) within five (5) business days of the closing of a public offering by Parent resulting in aggregate net proceeds to Parent of no less than $20.0 million.

On September 6, 2024, the Company, Parent and Merger Sub entered into the second amendment to the A&R Merger Agreement (the Second Amendment), to (i) change the date of the Third Parent Equity Investment Date and Fourth Parent Equity Investment Date (as defined in the A&R Merger Agreement) from September 6, 2024 and September 30, 2024 to September 30, 2024 and October 31, 2024, respectively and (ii) to change the required consummation date to November 29, 2024.

On October 2, 2024, the Company, Parent and Merger Sub entered into the third amendment to the A&R Merger Agreement (the Third Amendment), to (i) change the date of the Third Parent Equity Investment Date (as defined in the A&R Merger Agreement) from September 30, 2024 to October 2, 2024, (ii) change the Third Parent Equity Investment from 1,500 shares of Series F-1 Preferred Shares to 720 shares of Series F-1 Preferred Shares, and (iii) amend the Fourth Parent Equity Investment (as defined in the A&R Merger Agreement) from 1,500 shares of Series F-1 Preferred Shares to 2,280. The Third and Fourth Parent Equity Investments were timely completed on October 2 and October 28, 2024, respectively.

On November 19, 2024, the Company, Parent and Merger Sub entered into the fourth amendment to the A&R Merger Agreement (the Fourth Amendment) to change the required consummation date to January 31, 2025.

On March 22, 2025, the Company, Parent and Merger Sub entered into the fifth amendment to the A&R Merger Agreement (the Fifth Amendment), to (i) change the required consummation date to September 30, 2025; (ii) add a Parent Investment of $1.5 million to be completed by April 7, 2025; and (iii) add a special meeting consummation date being on or prior to September 26, 2025.

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

On December 23, 2024, Evofem announced its decision to cancel its special meeting and the withdrawal from consideration by the stockholders of the Company the proposals set forth in its preliminary proxy statement.

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

On February 29, 2024, as part of the Third Amendment, Aditxt agreed to have, as a condition of closing, that the outstanding balance, plus all accrued and unpaid interest thereon, in an amount not to exceed the Repurchase Price, shall have been paid in full. The A&R Merger Agreement, as amended, entered into on July 12, 2024, maintains the same condition to closing. As discussed above, the A&R Merger Agreement was amended on August 16, 2024, September 6, 2024, October 2, 2024, November 19, 2024, and March 22, 2025; none of the amendments updated this closing condition.

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

Key growth drivers for 2025 include expanded use of PHEXXI in women who take oral birth control pills in conjunction with GLP-1 prescription medications like Ozempic, Mounjaro and Zepbound for weight loss. These drugs may make oral birth control pills less effective at certain points in the dosing schedule. Per the USPI, prescribers are instructed to “advise patients using oral contraceptives to switch to a non-oral contraceptive method or add a barrier method” to prevent unintended pregnancy during these times.

We continue working to increase the number of lives covered and to gain a preferred formulary position for PHEXXI.

Payer wins in 2024 include the removal of the Prior Authorization requirement for PHEXXI by the Washington State Health Care Authority effective January 1, 2024, and, as a result of the Company’s successful renegotiation, a 7.4% reduction in the rebate paid by the Company to Medi-Cal on PHEXXI prescriptions dispensed to Medi-Cal members. The approval rate was over 80% for all of 2024.

Since the second quarter of 2022, we have been under contract with one of the largest pharmacy benefit managers (PBMs) in the nation, which added PHEXXI to its formulary with no restrictions for most women covered by the plan. The agreement was retroactive and took effect January 1, 2022 and is representative of approximately 46 million lives.

An additional 13.7 million lives are covered under our December 2020 contract award from the U.S. Department of Veterans Affairs.

We also participate in government programs, including the 340B and the Medicaid Drug Rebate Program. As a result of our participation in the Medicaid National Drug Rebate Program, the U.S. Medicaid population gained access to PHEXXI on January 1, 2021. As of May 2024, Medicaid provides health coverage to approximately 73.8 million members; nearly two-thirds of adult women enrolled in Medicaid are in their reproductive years (19-44). Additionally, we recently began participating in a 340B Group Purchasing Organization (GPO) that serves safety-net clinics throughout the U.S. This GPO has over 6,500 members, which expands our reach among safety-net providers.

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

SOLOSEC

In July 2024, we expanded our commercial portfolio by acquiring global rights to SOLOSEC® (secnidazole) 2g oral granules, a single-dose oral antimicrobial agent that provides a complete course of therapy with just one dose for the treatment of two common sexual health infections. SOLOSEC is FDA-approved for the treatment of:

1)	Bacterial vaginosis (BV), a common vaginal infection, in females 12 years of age and older, and
2)	Trichomonas vaginalis, a common sexually transmitted infection (STI), in people 12 years of age and older.

SOLOSEC has the same call point as PHEXXI, enabling us to leverage our commercial infrastructure and strong physician relationships. We re-launched the brand in November 2024.

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

In clinical trials, SOLOSEC demonstrated clinically and statistically significant efficacy in the treatment of BV with just one dose; 68% of patients treated with SOLOSEC did not require any additional treatment for BV. Guidelines for the American College of Obstetricians and Gynecologists (ACOG) in 2020 and the U.S. Centers for Disease Control (CDC) in 2021 each include single dose SOLOSEC for the treatment of BV.

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

Financial Operations Overview

Net Product Sales

Our revenue recognition is based on unit shipments from our third-party logistics warehouse to our customers, which consist of wholesale distributors, retail pharmacies, telehealth companies, and a mail-order specialty pharmacy. We have recognized net product sales in the U.S. since the commercial launch of PHEXXI in September 2020; SOLOSEC net product sales were added to our revenue beginning in July 2024.

For the year ended December 31, 2024, there was an approximate 7% increase in net product sales as a result of an increase to the PHEXXI wholesale acquisition cost (WAC) in January 2024, more favorable PHEXXI payer coverage despite a single digit decrease in unit shipments to customers compared to the year ended December 31, 2023, and the addition of SOLOSEC net revenue in the current year. Gross revenues, as discussed in Note 3 - Revenue, were adjusted for variable consideration, including our patient support programs.

Cost of Goods Sold

Inventory costs include all purchased materials, direct labor and manufacturing overhead. In addition, we are obligated to pay quarterly royalty payments pursuant to our license agreement with Rush University, in amounts equal to a single-digit percentage of the gross amounts we receive on a quarterly basis, less certain deductions incurred in the quarter based on a sliding scale. We are also obligated to pay a minimum annual royalty amount of $0.1 million to the extent these earned royalties do not equal or exceed $0.1 million in a given year. Such royalty costs were $0.8 million and $0.7 million for the years ended December 31, 2024 and 2023, respectively, and were included in the costs of goods sold in the consolidated financial statements. No further royalties will be due to Rush University after the patent expiration.

We are also obligated to pay quarterly royalty under the SOLOSEC Asset Purchase Agreement dated July 14, 2024; this royalty is based on a percentage of SOLOSEC net sales, adjusted for co-pay program costs. There are no minimum quarterly or annual royalty amounts. Such royalty costs were immaterial for the year ended December 31, 2024.

Operating Expenses

Research and Development Expenses

Our research and development expenses primarily consist of costs associated with ongoing improvements related to our products. These expenses include:

●	continuous improvements of manufacturing and analytical efficiency;
●	ongoing product characterization and process optimization;
●	alternative raw material evaluation to secure an uninterrupted supply chain and reduce cost of goods sold;
●	employee-related expenses, including salaries, benefits, travel and noncash stock-based compensation expense; and
●	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment, and research and other supplies.

We expense internal and third-party research and development expenses as incurred. The following table summarizes research and development expenses by product candidate (in thousands):

	Years Ended December 31,
	2024	2023
Allocated third-party development expenses:
EVO100 for prevention of chlamydia/gonorrhea - Phase 3 (EVOGUARD)	$-	$(92)
Total allocated third-party development expenses	-	(92)
Unallocated internal research and development expenses:
Noncash stock-based compensation expenses	33	117
Payroll related expenses	741	1,330
Outside services costs	742	481
Other	329	1,103
Total unallocated internal research and development expenses	1,845	3,031
Total research and development expenses	$1,845	$2,939

As anticipated, research and development expenses continued to decrease in the year ended December 31, 2024 compared to the year ended December 31, 2023; we do not anticipate investing in clinical development for the foreseeable future. Specifically, the amounts related to noncash stock-based compensation expenses decreased by $0.1 million, or 72%, payroll related expenses decreased by $0.6 million, or 44%, outside services costs increased by $0.3 million, or 54%, and other costs decreased by $0.8 million, or 70%. Allocated third-party development expenses had a benefit of approximately $0.1 million in the prior year and no activity in the current year.

Selling and Marketing Expenses

Our selling and marketing expenses consist primarily of PHEXXI and SOLOSEC commercialization costs, the PHEXXI telehealth platform, training, salaries, benefits, travel, noncash stock-based compensation expense and other related costs for our employees and consultants.

In connection with our overall cost reduction strategy, our selling and marketing expenses continued to decrease in the year ended December 31, 2024 compared to the prior year. Key drivers were reductions in media and marketing activities for PHEXXI, including direct to consumer (DTC) and HCP advertising and termination of the sample program.

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

Our general and administrative expenses decreased in the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to a decreased use of professional and other outside services.

Other Income (Expense)

Other income (expense) consists primarily of interest expense and the fair value adjustments of financial instruments issued in various capital raise transactions, including loss on issuance of financial instruments, quarterly change in fair value adjustments, and gains or losses on debt extinguishment. The change in fair value of financial instruments was recognized as a result of mark-to-market adjustments for those financial instruments. Additionally, other income (expense) also includes a gain (loss) on debt modification or extinguishment in the current period and loss on issuance of financial instruments in each of the presented periods.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the U.S. The preparation of consolidated financial statements requires us to make use of estimates, assumptions and judgments that affect the reported amounts of assets, expenses, and liabilities, as well as the disclosure of contingent liabilities on the date of the consolidated financial statements. Management bases its estimates, assumptions, and judgments on historical experience and on various other factors it believes to be reasonable under the circumstances. Different estimates, assumptions and judgments may change the estimate used in the preparation of our consolidated financial statements, which, in turn, could materially change our results from those reported. Management evaluates its use of estimates, assumptions, and judgments on an ongoing basis. However, if our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may have a material adverse effect on our consolidated statements of operations, liquidity, and financial condition. We believe the following critical accounting policies involve significant areas where management applies estimates, assumptions, and judgments in the preparation of our consolidated financial statements. See Note 2 - Summary of Significant Accounting Policies.

Revenue Recognition and Trade Accounts Receivable

The Company recognizes revenue from the sale of our products in accordance with ASC 606, Revenue from Contracts with Customers (ASC 606). The provisions of ASC 606 require the following steps to determine revenue recognition: (1) Identify the contract(s) with a customer; (2) Identify the performance obligations in the contract; (3) Determine the transaction price; (4) Allocate the transaction price to the performance obligations in the contract; (5) Recognize revenue when (or as) the entity satisfies a performance obligation.

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

Our products are sold to customers at the wholesale acquisition cost. However, the Company records product revenue net of estimates for applicable variable consideration.

Revenue recognition is subject to uncertainty due to the variable consideration estimates that are required to be made by management. These estimates include chargebacks, rebates and patient support programs. Management must estimate and accrue for these amounts primarily by estimating the portion of product in the distribution supply channel at the reporting date that will be sold through to an entity or end user that will result in a variable consideration expense, which is recorded as a reduction of revenue. To accomplish this, management relies on historical sales data showing the amount of various end-user consumer types, inventory reports from the wholesale distributors and mail-order specialty pharmacy, and other relevant data reports. The recorded variable consideration is directly sensitive to the estimated inputs made by management that are used in the calculation. The total reserves for variable consideration was $7.2 million and $3.5 million, as of December 31, 2024 and 2023, respectively.

Fair Value of the Baker Notes

The owner of the Baker Notes became Future Pak, LLC under the July 2024 Assignment (as defined in Note 4 - Debt ) in July 2024.

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

From the third quarter of 2022 through the second quarter of 2023, the fair value of the Baker Notes issued, as described in Note 4 - Debt, and subsequent changes in fair value recorded at each reporting date, was determined by estimating the fair value of the Market Value of Invested Capital (MVIC) of the Company. This was estimated using forms of the cost and market approaches. In the cost approach, an adjusted net asset value method was used to determine the net recoverable value of the Company, including an estimate of the fair of the Company’s intellectual property. The estimated fair value of the Company’s intellectual property was valued using a relief from royalty method which required management to make significant estimates and assumptions related to forecasts of future revenue, and the selection of the royalty and discount rates. The guideline public company method served as another valuation indicator. In this form of the market approach, comparable market revenue multiples were selected and applied to the Company’s forward revenue forecast to ultimately derive a MVIC indication. If the resulting fair value from these approaches was not estimated as greater than the contractual payout, the fair value of the Baker Notes became only the Company MVIC available for distribution to this first lien note holder.

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

The fair value of the Baker Notes was $13.8 million and $13.5 million as of December 31, 2024 and 2023, respectively.

Fair Value of the SOLOSEC Asset Acquisition Intangible Asset and Contingent Liabilities

The fair value of the total SOLOSEC consideration, including cash paid and future sales-based payments, is determined using a Monte Carlo simulation model, which assumes the Company’s revenue follows a geometric Brownian motion. Using specific revenue factors, including expected growth, risk adjustments, and revenue volatility, future revenues were simulated through the Earnout Term to assess whether sales-based payments would be triggered in each relevant period, as stipulated by the SOLOSEC Asset Purchase Agreement. The average output of the Monte Carlo simulations for each period provides the expected payment value, which is then discounted to its present value to derive the fair value of future sales-based payments and recorded as contingent liabilities. The discount rate is based on (i) the risk-free rate, plus (ii) a credit spread reflecting the Company’s interest-bearing debt, (iii) an additional spread to account for credit migration as of the valuation date, and (iv) a further incremental spread to reflect that the contingent liabilities is subordinated obligations relative to the Company’s other debt obligations.

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

The fair value of the SOLOSEC intangible asset and contingent liabilities were $10.2 million (before accumulated amortization) and $9.6 million, respectively as of December 31, 2024.

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

Results of Operations

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023 (in thousands):

Net Product Sales

	Years Ended December 31,		2024 vs. 2023
	2024	2023	$ Change	% Change

Product sales, net	$19,363	$18,218	$1,145	6%

The increase in product sales, net, was primarily due to the impact of the PHEXXI price increase that took effect on January 1, 2024, lower returns leading to a better gross to net ratio, and sales of SOLOSEC commencing mid July 2024.

Cost of Goods Sold

	Years Ended December 31,		2024 vs. 2023
	2024	2023	$ Change	% Change

Cost of goods sold	$3,834	$6,512	$(2,678)	(41)%

The decrease in cost of goods sold was primarily due to the units sold in the prior year having been re-packaged to reflect the extended shelf life approved by the FDA in June 2022; this added costs to re-worked units that were sold in the prior year, whereas the units sold in the current year did not need to be re-packaged. Finally, there was a $1.1 million inventory excess and obsolescence reserve recorded in the 2023 period that was not repeated in the current year.

Research and Development Expenses

	Years Ended December 31,		2024 vs. 2023
	2024	2023	$ Change	% Change

Research and development	$1,845	$2,939	$(1,094)	(37)%

The decrease in research and development expenses was primarily due to a decrease of approximately $0.7 million in personnel costs and a decrease of approximately $0.9 million in clinical and facilities costs, which was partially offset by an increase in outside services costs of $0.5 million.

Selling and Marketing Expenses

	Years Ended December 31,		2024 vs. 2023
	2024	2023	$ Change	% Change

Selling and marketing	$9,176	$11,664	$(2,488)	(21)%

The decrease in selling and marketing expenses was primarily due to a $1.1 million decrease in marketing and DTC promotion costs, including media agency fees, a $1.1 million decrease in personnel costs due to reduced headcount and lower noncash stock-based compensation, and a $0.7 million decrease in facilities costs. The decreases were partially offset by an increase of $0.5 million in outside services and other costs.

General and Administrative Expenses

	Years Ended December 31,		2024 vs. 2023
	2024	2023	$ Change	% Change

General and administrative	$11,565	$14,950	$(3,385)	(23)%

The decrease in general and administrative expenses was primarily due to a $3.6 million decrease in facilities and outside services costs and a $1.2 million decrease in professional services fees related to legal and finance as well as a decrease of $0.1 million in personnel costs partially offset by the $0.8 million contingent liability recognized in conjunction with the potential settlement with TherapeuticsMD and a $0.7 million impairment of construction in-process.

Total Other Income (Expense), Net

	Years Ended December 31,		2024 vs. 2023
	2024	2023	$ Change	% Change

Total other income (expense), net	$(1,184)	$70,843	$(72,027)	(102)%

Total other expense, net, for the year ended December 31, 2024 primarily included a $3.3 million loss on the issuance of financial instruments related to the anti-dilution adjustment for the purchase rights and $2.2 million interest expense related to the Adjuvant Note and $0.2 million interest expense related to Medicaid payments. The losses were partially offset by a $3.7 million gain on the change in fair value of financial instruments and a gain of $1.0 million related to the Baker Notes extinguishment.

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

Liquidity and Capital Resources

Overview

As of December 31, 2024, we had a working capital deficit of $66.8 million and an accumulated deficit of $897.7 million. We have financed our operations to date primarily through the issuance of preferred stock, common stock and warrants, cash received from private placement transactions, the issuance of convertible notes and, to a lesser extent, product sales. As of December 31, 2024, we had approximately $0.7 million in cash and cash equivalents comprised entirely of restricted cash available for use as prescribed in the Adjuvant Notes (as defined in Note 4 - Debt). Our cash and cash equivalents include amounts held in checking accounts. Management believes that the Company’s cash and cash equivalents as of December 31, 2024 are insufficient to fund operations for at least the next 12 months from the date on which this Annual Report on Form 10-K is filed with the SEC.

We have incurred losses and negative cash flows from operating activities since inception. In 2023, we focused on further improving and increasing PHEXXI access and delivered our third consecutive year of PHEXXI net sales growth. We have restructured many of our trade payables with extended terms and implemented measures to better align our cost structure with projected revenues.

In 2024, we focused on further improving and increasing PHEXXI access, acquired global rights to SOLOSEC, and delivered our fourth consecutive year of PHEXXI net sales growth. We also paid our outstanding balance, including interest and penalties, to the FDA for the fiscal years 2023, 2024, and 2025 Prescription Drug User Fee Act (PDUFA) invoices for PHEXXI and the 2025 PDUFA invoice for SOLOSEC.

In 2025, we will continue to focus on top-line growth and while maintaining a lean operating structure. We will continue to explore opportunities for organic growth, entry into new markets, and potential expansion of our product offerings beyond PHEXXI and SOLOSEC.

As of December 31, 2024, the Company’s significant commitments include the Baker Notes, Adjuvant Notes, and SSNs as described in Note 4 - Debt and fleet leases, Rush University royalty, SOLOSEC contingent liability, and the potential settlement amount with TherapeuticsMD as described in Note 7 - Commitments and Contingencies. The purpose of these commitments is to further the commercialization of PHEXXI and SOLSOEC. Management’s plans to meet the Company’s cash flow needs in the next 12 months include generating revenue from the sale of PHEXXI and SOLOSEC, further restructuring of its current payables, and obtaining additional funding through means such as the issuance of its capital stock, non-dilutive financings, or through collaborations or partnerships with other companies, including license agreements for PHEXXI and/or SOLOSEC in the U.S. or foreign markets, or other potential business combinations.

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

The opinion of our independent registered public accounting firm on our audited consolidated financial statements as of and for the years ended December 31, 2024 and 2023 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Future reports on our consolidated financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. Our audited consolidated financial statements as of and for the years ended December 31, 2024 and 2023 included in this Annual Report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue our operations.

Debt and Equity Financings

As described in Note 4 - Debt, we entered into an insurance premium financing agreement with FIF, which resulted in a financing inflow of $0.4 million in the statement of cash flows in the year ended December 31, 2024. As described in Note 8 - Convertible and Redeemable Preferred Stock and Stockholders’ Deficit, during the year ended December 31, 2024, as part of the funding requirement by Aditxt pursuant to the A&R Merger Agreement, the Company issued a total of 4,000 Series F-1 Shares to Aditxt for an aggregate purchase price of $4.0 million plus the $1.0 million in reinstatement proceeds for a total of $5.0 million from Aditxt.

During the year ended December 31, 2023, we received gross proceeds before issuance costs, of approximately $5.6 million, in aggregate, from the sale and issuance of senior subordinated convertible notes and warrants, and $0.3 million from the exercise of common warrants.

Summary Statements of Cash Flows

The following table sets forth a summary of the net cash flow activity for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,		2024 vs. 2023
	2024	2023	$ Change	% Change
Net cash and restricted cash used in operating activities	$(3,885)	$(8,968)	$5,083	(57)%
Net cash and restricted cash used in investing activities	(569)	(4)	(565)	14,125%
Net cash and restricted provided by financing activities	4,615	4,776	(161)	(3)%
Net change in cash and restricted cash	$161	$(4,196)	$4,357	(104)%

Cash Flows from Operating Activities. During the years ended December 31, 2024 and 2023, the primary use of cash, cash equivalents and restricted cash was to fund commercialization of PHEXXI and SOLOSEC and to support selling and marketing and general and administrative operations.

Cash Flows from Investing Activities. During the year ended December 31, 2024, the primary use of cash, cash equivalents and restricted cash was the acquisition of the SOLOSEC asset.

Cash Flows from Financing Activities. During the year ended December 31, 2024, the primary source of cash, cash equivalents, and restricted cash was from the $1.0 million received from Aditxt in order to reinstate the Merger Agreement as described above as well as the $4.0 million in Series F-1 Preferred Stock purchased by Aditxt, and the finance agreement with First Insurance Funding for $0.4 million. These inflows were offset by $0.8 million payments under the Baker Notes and short-term debt.

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

Operating and Capital Expenditure Requirements

Our specific future operating and capital expense requirements are difficult to forecast. However, we can anticipate the general types of expenses and areas in which they might occur. In 2025, while we expect to maintain a lean operating structure at approximately the same level as 2024; should resources become available we may increase marketing spend to drive further sales growth.

Contractual Obligations and Commitments

Operating Leases

On December 31, 2024, operating lease ROU assets and lease liabilities were $0.1 million each, and were $0.1 million each on December 31, 2023. See Note 7 - Commitments and Contingencies for more detailed discussions on leases and financial statements information under ASC 842, Leases.

Other Contractual Commitments

As described in Note 7 - Commitments and Contingencies, in November 2019, the Company entered into a supply and manufacturing agreement with a third-party to manufacture PHEXXI, with potential to manufacture other product candidates, in accordance with all applicable current good manufacturing practice regulations. There were approximately $2.0 million in purchases under the supply and manufacturing agreement for the year ended December 31, 2024 and no such purchases during the year ended December 31, 2023.

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

Intellectual Property Rights

As described in Note 7 - Commitments and Contingencies, royalty costs owed to Rush University pursuant to the Rush License Agreement were $0.8 million and $0.7 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, approximately $2.0 million and $1.1 million were included in accrued expenses in the consolidated balance sheets and will be paid via the agreed upon payment plan.

As described in Note 7 - Commitments and Contingencies, the Company is also obligated to pay a quarterly royalty in amounts equal to a certain percentage of the SOLOSEC net revenue, beginning July 14, 2024. There are no minimum quarterly or annual royalty payment amounts. Such royalty costs were immaterial for the year ended December 31, 2024 and none of the other milestones triggering payment of any contingent liabilities were triggered. As of December 31, 2024, an immaterial amount related to the SOLOSEC royalty was included in contingent liabilities in the consolidated balance sheet.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2024 (the period covered by this Annual Report), the Company’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on such evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2024 due to the identified material weaknesses in internal control over financial reporting as discussed below.

Notwithstanding the conclusion by the principal executive officer and principal financial officer that the disclosure controls and procedures as of December 31, 2024 were not effective and the material weaknesses identified in internal controls over financial reporting described below, management believes that the consolidated financial statements and related financial information included in this Annual Report on Form 10-K fairly present in all material respects the Company’s financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Management, under the supervision and with the participation of the principal executive officer and principal financial officer, conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2024, based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO framework). Based on this assessment, management concluded that, as of December 31, 2024, its internal control over financial reporting was not effective due to the existence of material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis.

Management identified material weaknesses in the Company’s internal control over financial reporting primarily related to limited finance and accounting staffing levels that are not commensurate with the Company’s complexity and its financial accounting and reporting requirements. The Company continued to operate with a very lean finance and accounting department throughout 2024. Despite performing some remediation activities in 2023 and 2024, bringing new staff up to speed with key processes, including some very complicated financial instruments and transactions, caused the Company to lack the resources to fully monitor and operate internal controls of financial reporting.

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

Changes in Internal Control over Financial Reporting

Except for the remediation activities described in the preceding paragraphs, there were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Board of Directors

Our Board currently consists of eight seats with three vacancies (two for Class II and one for Class III). Vacancies on the Board may be filled by potential candidates nominated by the Nominating and Corporate Governance Committee of the Board, who may seek out potential candidates that meet the criteria for selection as a Board nominee and have the specific qualities or skills being sought, and one or more of such candidates may be appointed as directors as appropriate and in accordance with the Company’s organizational documents. The vacancies, if filled, will be filled until the end of the class term. Our Board is divided into three classes as set forth below, each serving staggered three-year terms until their respective successors are duly elected and qualified:

●	Our Class I directors are Kim Kamdar, Ph.D., Colin Rutherford, and Lisa Rarick, M.D. and their terms expire at the next Annual Meeting of Stockholders;

●	Our Class II director is Tony O’Brien and his term expires at the Annual Meeting of Stockholders in 2025; and

●	Our Class III director is Saundra Pelletier and her term expires at the Annual Meeting of Stockholders in 2026.

There are no familial relationships among our current directors and executive officers.

The following table lists the names, ages as of March 14, 2025, and positions of the individuals who serve as our directors:

Name and Principal Occupation	Age	Director Since	Board Committees	Other Current Public Directorships

Class I Directors

Colin Rutherford | Independent Current member of the board of Spanish based Biopharma Hifas da Terra SA	66	2015	A*	New River REIT, PLC

Kim Kamdar, Ph.D. | Independent Managing Partner, Domain Associates, LLC	57	2011	A, C, N*	Seraphina Therapeutics, Inc. Truvian Sciences

Lisa Rarick, M.D. | Independent Board-certified Obstetrician/ Gynecologist and Regulatory Affairs Expert	65	2020	N

Class II Directors

Tony O’Brien | Independent Former Director General of Ireland’s Health Service Executive	62	2018	A, C*	Global Leadership and Governance Solutions Limited

Class III Directors

Saundra Pelletier | Interim Chair of the Board of Directors President and Chief Executive Officer, Evofem Biosciences, Inc.	55	2013		Windtree Therapeutics, Inc.

A	Audit Committee

C	Compensation Committee

N	Nominating and Corporate Governance Committee

*	Committee Chair

Board Demographics

The charts below represent certain demographics of the current composition of our directors.

We discuss in the Non-employee Directors section below the qualifications, attributes and skills that led our Board to conclude that each of our directors should serve as a director.

Executive Officers

The following table sets forth certain information regarding our executive officers and their respective ages as of March 14, 2025. All executive officers are at-will employees.

Saundra Pelletier

Chief Executive Officer, Evofem Biosciences, Inc. Age: 55

Background

●	Since joining the Company in 2015, Ms. Pelletier has been responsible for Evofem’s rapid growth and evolution, including the Company’s transition to the public market in January 2018 and multiple equity financing rounds that have raised in excess of $500 million.
●	Under her leadership, the Company launched its first commercial product in September 2020. PHEXXI is the first and only hormone-free, on-demand, prescription vaginal gel approved in the U.S. for the prevention of pregnancy.
●	Ms. Pelletier brings more than two decades of broad executive leadership experience to Evofem, including a strong track record driving multiple billion-dollar product launches, expanding commercial capabilities in ex-U.S. markets and advocating for women’s health. Throughout her career, she has had oversight and accountability for Sales, Marketing, Operations, Medical Affairs, Regulatory Affairs, Manufacturing, Customer Service, Business Development, and Strategic Partnerships.
●	Ms. Pelletier was previously the founding CEO of Woman Care Global (WCG), an international nonprofit organization focused on creating sustainable supply chains that delivered products to women in more than 100 developing countries. Under her leadership, WCG secured approximately $68M in committed funding from major foundations and USAID.
●	Earlier in her career, Ms. Pelletier served as Corporate Vice President and Global Franchise Leader for G.D. Searle, where she managed a $250 million business unit focused on women’s healthcare. She later moved to Women First Healthcare, where she served as Vice President of Pharmaceuticals and raised $40 million in capital.
●	She is a Director of TRACON Pharmaceuticals, Inc., a clinical stage biopharmaceutical company focused on novel targeted therapeutics for cancer, where she serves as the chair of the Governance/Nomination Committee and is a member of the Audit Committee.
●	Ms. Pelletier is a published author, skilled moderator, and coveted keynote speaker. She has appeared at TEDx San Diego, Harvard School of Public Health, Davos World Economic Forum, the Clinton Global Initiative, MAKERS Conference, Women Deliver, University of Virginia’s Darden School of Business, University of Oregon’s Lundquist School of Business and University of California, San Diego. She was named as a New Champion for Reproductive Health by the United Nations Foundation, awarded the Athena San Diego’s Pinnacle Award for Life Sciences, named 2019 Businesswoman of the Year by the San Diego Business Journal, and named to Inc. Magazine’s 2020 Female Founders 100 List.

Ivy Zhang

Chief Financial Officer Age: 47

Background

●	Ivy Zhang is a trusted leader who is dedicated to advancing Evofem Biosciences’ mission of addressing the unmet sexual and reproductive health needs of women. She has more than 16 years of financial and accounting experience spanning diverse industries, including pharmaceuticals and medical devices, and leads the Company’s finance organization and financial activities including financial planning and analysis, accounting, external audit, tax, controllership, and treasury functions.
●	Ms. Zhang re-joined Evofem as Chief Financial Officer and Secretary in April 2023 from HUYABIO International, where she served as Vice President Controller.
●	Previously Ms. Zhang held increasingly senior finance roles at Evofem from March 2018 until November 2022. She served as Director of SEC Reporting and SOX Compliance until her promotion to Controller in April 2020.
●	Earlier in her career, she served in finance positions for approximately seven years at Ernst & Young LLP, and for more than two and a half years at SeaSpine Holdings Corporation (a public medical and therapeutic technology and device company).
●	Ms. Zhang holds a Master’s in Assurance from Virginia Tech and a Master’s in Economics from the University of Victoria, Canada. She is a certified public accountant (CPA) in the state of California.

Non-Employee Directors

KEY EXPERIENCE AND QUALIFICATIONS

We believe Mr. O’Brien’s extensive experience as an executive and member of the boards of directors for health care and life sciences companies qualifies him to be a member of our Board.

Tony O’Brien, 62		CAREER HIGHLIGHTS

Independent Director Since: January 2018	●	Director General of Ireland’s Health Service Executive (HSE), an organization responsible for the provision of health and personal social services for the residents of Ireland (2012 to 2018)
Committees:	●	Chief Operating Officer of the Department of Health’s Special Delivery Unit and a member of the Department’s Management Board (2011 to 2014)
	●	Director of Clinical Strategy and Programs in the HSE (2011 to 2012)
● Audit	●	Chief Executive Officer of the National Treatment Purchase Fund (2011 to 2013)
● Compensation (Chair)	●	Chief Advisor to the HSE on the implementation of the National Cancer Control Strategy (2006 to 2010)
	●	Project Director for the National Plan for Radiation Oncology (2005 to 2008)
	●	Chairman of the National Cancer Registry Board (2009 to 2012)
	●	Founding Chief Executive Officer of the National Cancer Screening Service (2007 to 2011)
	●	Director of BreastCheck, CervicalCheck (2002 to 2010)
	●	Associate and Interim Director of the National Cancer Control Programme (2007 to 2011)
	●	Chief Executive of the Irish Family Planning Association (1991 to 2002)
	●	Chief Executive of the UK Family Planning Association (1995 to 1996)
	●	Chartered Director of the Institute of Directors in Ireland
	●	Adjunct Assistant Professor in Health Strategy and Management at Trinity College Dublin

OTHER PROFESSIONAL EXPERIENCE AND COMMUNITY INVOLVEMENT

	●	Director and owner of Global Leadership and Governance Solutions Limited, a private limited company organized in the Republic of Ireland

EDUCATION

	●	M.Sc. in Management Practice from Trinity College, University of Dublin

KEY EXPERIENCE AND QUALIFICATIONS

We believe that Mr. Rutherford is qualified to serve as a member of our Board because of his prior experience as a member of Private Evofem’s board of directors and his many years of finance and operations leadership experience in the health care and life sciences industries.

Colin Rutherford, 66		CAREER HIGHLIGHTS

Independent Director Since: November 2015	●	Former Chairman and CEO of LSE quoted European finance specialist Euro-Sales Plc (with 18 offices across Europe), sold to Royal Bank of Scotland Plc (2000 to 2002)
(Private Evofem); January 2018 (Evofem Biosciences)	●	Former Chairman of SGI Funds, a Guernsey-, Cayman- and Hong Kong-based diversified fund management group (2004 to 2009)
Committees:	●	Former Chairman and CEO of the LSE quoted UK fund management group, MAM Funds Plc (2008 to 2011)
● Audit (Chair)	●	Former Member of the board and Audit Committee Chairman of Mitchells & Butlers Plc, the LSE’s largest quoted hospitality group (2013 to 2021)
	●	Former Member of the board and Audit Committee Chairman of the MSE quoted Oil & Gas shipping logistics business, Renaissance Services SAOG, based in Muscat and Dubai (2007 to 2019)
	●	Former Chairman of European Health Care Group before its acquisition by two U.S.-based hedge funds (2012 to 2014)
	●	Current Member of the Board of Meallmore Health Care Group (2014 to Present)
	●	Current Member of the Board of Spanish based Biopharma Hifas da Terra SA, a leader in the field of mycotherapy-related oncology products (2018 to Present)
	●	Current Chairman of Brookgate Limited, a UK property development business backed by Goldman Sachs and Sixth Street (2010 to Present)
Former visiting Professor at Edinburgh University’s Business School

EDUCATION

	●	A member of the Scottish Institute of Chartered Accountants, he graduated in Accountancy and Finance from Heriot Watt University in 1980 and qualified with Deloitte (formerly Touche Ross) in 1984.
	●	Harvard Business School Alumni, having attended over a 10-year period and subsequently Chairing the HBS/YPO Presidents leadership seminar for 5 years.

KEY EXPERIENCE AND QUALIFICATIONS

We believe that Dr. Rarick is qualified to serve as a member of our Board because of her extensive experience in health care/women’s health matters as well as her vast prior experience with regulatory matters and the life sciences industry.

Lisa Rarick, M.D., F.A.C.O.G., 65		CAREER HIGHLIGHTS
Independent
Director Since: February 2020	●	Board-certified obstetrician/gynecologist and regulatory affairs expert with 35 years’ experience in women’s health and 15 years’ experience leading several offices within the U.S. Food and Drug Administration (FDA)
Committees: ● Nominating and Corporate	●	Began her career at the FDA as a Medical Officer, responsible for the management of products indicated for a variety of reproductive health conditions, including oral, transdermal and vaginal contraceptives (1988)
Governance	●	Director for the Division of Reproductive and Urologic Products (DRUP) at the FDA (1996)
	●	Held several management roles in the Center for Drug Evaluation and Research (CDER), including Deputy Director of the Office of Drug Evaluation 2 and Associate Director in the Office of the Center Director
	●	Focused on HIV prevention, pregnancy prevention, pre- and post-pregnancy care and menopausal therapy in her final year at the FDA in the Office of Women’s Health
	●	Reproductive health and regulatory affairs consultant, helping numerous companies navigate the development of their products from early-stage development through FDA approval
	●	Member of the Scientific Advisory Committee for the National Institute of Child Health and Human Development (since 2004)
	●	Member of the board of directors for Alliance Partners 360 from (2017 to 2019)
	●	Family Planning clinical care provider (2020 to 2023)

EDUCATION

	●	B.S. and M.D. from the Loma Linda University School of Medicine
	●	Completed residency training in Obstetrics and Gynecology at Georgetown University

KEY EXPERIENCE AND QUALIFICATIONS

We believe Dr. Kamdar is qualified to serve on our Board based on her extensive experience working and serving on the boards of directors of life sciences companies and her experience working in the venture capital industry.

Kim Kamdar, Ph.D., 57		CAREER HIGHLIGHTS

Independent	●	Managing Partner of Domain Associates, LLC, a life sciences venture capital firm (since 2005)
Director Since: April 2011	●	Chair of the board of directors of Seraphina Therapeutics, Inc. and Truvian Sciences
	●	Member of the board of directors of several private companies including Alume, Epic Sciences, Epitel and Pleno Inc.
Committees:	●	Member of the board of directors of several public companies including NASDAQ: SERA and NASDAQ: OMIC
● Audit	●	Past investments include Ariosa (acquired by Roche), Corthera (acquired by Novartis), BiPar Sciences (acquired by Sanofi-Aventis) and Omniome (acquired by NASDAQ: PACB)
● Compensation Committee
● Nominating and Corporate Governance (Chair)	●	Kauffman Fellow with MPM Capital (MPM) (2003 through 2004)
	●	Research director at Novartis, where she built and led a research team that focused on the biology, genetics and genomics of model organisms (1995 to 2003)
	●	Author of ten papers as well as the inventor of seven patents
	●	Advisory board member of Dr. Eric Topol’s NIH supported Clinical and Translational Science Award for Scripps Medicine

EDUCATION

	●	B.A. from Northwestern University
	●	Ph.D. in Biochemistry and Genetics from Emory University

Audit Committee and Financial Expert

Audit Committee

Chair: Colin Rutherford	Members: Kim Kamdar, Ph.D. Tony O’Brien	Meetings in 2024: 4

Our Audit Committee’s role and responsibilities are set forth in the Audit Committee’s written charter.

Principal Responsibilities:

●	Reviews annual consolidated financial statements;
●	Considers matters relating to accounting policy and internal controls;
●	Reviews the scope of annual audits;
●	Assists the Board in its oversight of Evofem’s consolidated financial statements, including internal control over financial reporting;
●	Reviews and discusses with senior management the guidelines and policies by which Evofem assesses and manages risk;
●	Assists the Board in its oversight of the qualifications, independence, and performance of Evofem’s independent registered public accounting firm, including responsibility for the appointment, compensation, retention, and oversight of the work of the firm;
●	Assists the Board in its oversight of the performance of Evofem’s internal audit function, including responsibility for the appointment, replacement, reassignment, or dismissal of, and being involved in the performance reviews of, Evofem’s internal auditor; and
●	Assists the Board in its oversight of Evofem’s compliance with legal and regulatory requirements, including reviewing periodically with management any significant legal, compliance, and regulatory matters that have arisen or that may have a material impact on Evofem’s business, consolidated financial statements, or compliance policies, Evofem’s relations with regulators and governmental agencies, and any material reports or inquiries from regulators and government agencies.

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

To our knowledge, based solely upon a review of Forms 3, 4, and 5 filed with the SEC during the fiscal year ended December 31, 2024, we believe that our directors, executive officers, and greater than 10% beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2024.

Item 11. Executive Compensation.

Summary Compensation Table

The following table summarizes information concerning the compensation awarded to, earned by, or paid for services rendered in all capacities by our named executive officers during the years ended December 31, 2024 and 2023:

Name and Principal Position	Year Ended December 31,	Salary		Retention		Unpaid Compensation(1)	All other Compensation(2)		Total
Saundra Pelletier	2024	$579,828		$-		$579,828	$18,182	(3)	$1,177,838
Chief Executive Officer	2023	$560,338	(4)	$450,000	(5)	$493,747	$16,370	(6)	$1,520,455
Ivy Zhang	2024	$450,000		$-		$243,750	$1,511		$695,261
Chief Financial Officer and Secretary	2023	$293,570		$-		$94,439	$50,840	(7)	$438,849
Justin J. File Former Chief Financial Officer	2023	$177,905	(8)	$-		$-	$175,483	(9)	$353,388
Katherine Atkinson Former Chief Commercial Officer	2023	$97,211	(10)	$-		$-	$38,253		$135,464

(1)	Consists of estimated compensation amounts that have been accrued, but not yet paid, in respect of the named executive officer’s performance and the Company’s performance during each respective fiscal year.
(2)	All Other Compensation primarily includes premiums paid for group term life insurance, except for Ms. Pelletier, Ms. Zhang, and Mr. File, as discussed in notes (3) and (6), (7), and (9), respectively, below.
(3)	In 2024, All Other Compensation for Ms. Pelletier includes (i) a $3,762 premium paid for group term life insurance and (ii) $14,420 in fringe benefits paid on behalf of Ms. Pelletier.
(4)	Ms. Pelletier’s annual base salary was reduced by 20% in February 2023 and another 20% in March 2023, resulting in a total reduction of 30% as compared to her 2022 salary. The Company ended a portion of the salary reduction in January 2024.
(5)	A retention bonus, in amounts approved by the board per each applicable position, was paid to all remaining members of the executive team after the March 2023 RIF, in order to retain experienced staff to salvage the Company and prevent bankruptcy.
(6)	In 2023, All Other Compensation for Ms. Pelletier includes (i) a $1,932 premium paid for group term life insurance and (ii) $14,438 in fringe benefits paid on behalf of Ms. Pelletier.
(7)	In 2023, All Other Compensation for Ms. Zhang includes a hiring bonus of $50,000.
(8)	Mr. File resigned from his position as Chief Financial Officer effective April 3, 2023.
(9)	In 2023, All Other Compensation for Mr. File includes an agreed upon payment in conjunction with the end of his employment in addition to the group term life insurance premiums.
(10)	Ms. Atkinson was the Chief Commercial Officer until that position was eliminated as part of the March 2023 RIF.

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

Our current Chief Financial Officer (Ms. Zhang) was appointed to her office in April 2023.

Current Employment Agreements and Severance Obligations

Saundra Pelletier Employment Agreement

The Company and its Chief Executive Officer, Saundra Pelletier, have entered into a new employee agreement (Pelletier Agreement) on November 8, 2024 (Pelletier Effective Date). The Pelletier Agreement replaces and supersedes all previous employment agreements.

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

Ivy Zhang Employment Agreement

The Company and Chief Financial Officer, Ivy Zhang, have entered into a new employee agreement (Zhang Agreement) on November 8, 2024 (Zhang Effective Date). The term of the Zhang Agreement shall commence as of the Zhang Effective Date and continue thereafter, subject to earlier termination in accordance with the terms of the Zhang Agreement. Pursuant to the terms of the Zhang Agreement, Ms. Zhang will be entitled to receive:

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

Role of Independent Compensation Consultant; Benchmarking

The Compensation Committee has the authority to directly retain the services of independent consultants and other experts to assist in fulfilling its responsibilities. The Compensation Committee has engaged Anderson to review our executive compensation programs and to assess our executive officers’ base salaries, target and actual total cash bonuses, long-term incentives and total compensation from a competitive standpoint. Anderson also assists the Compensation Committee in benchmarking our director compensation program and practices against those of our peers. For such services, we paid Anderson an immaterial amount in 2023 and did not use their services in 2024. Anderson performs services solely on behalf of the Compensation Committee and has no relationship with the Company or management relating to compensation or other human resources related services except as it may relate to performing such services. The Compensation Committee has assessed the independence of Anderson pursuant to SEC rules and the corporate governance rules of Nasdaq and concluded that no conflict of interest exists that would prevent Anderson from independently advising the Compensation Committee. Anderson also assisted the Compensation Committee in defining the appropriate group of peer companies for analysis of our executive compensation and practices and in benchmarking our executive compensation program against the peer group.

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

Use of Compensation Peer Group Data

Each year from 2018 through 2023, the Compensation Committee has engaged Anderson to provide compensation market data and recommendations to be used to establish compensation levels and plans for our executive officers for the following year.

For the 2023 performance cycle, the Compensation Committee engaged Anderson to conduct a competitive review of executive compensation as compared to our peer group. This review and analysis revealed that annual cash salary and cash bonuses fell short of the target goal of the 75th percentile of our peer group. Nevertheless, for 2022, after consideration of stock performance and based in part on direct feedback from our stockholders, the Compensation Committee determined to lower the target pay positioning for both cash and equity from the market 75th percentile to the market 50th percentile for on-target performance. There were no equity grants in 2023.

For 2024, our target goal for annual gross cash salary and potential cash bonus of our named executive officers was $1.9 million.

For 2025, our target goal for annual gross cash salary and potential cash bonus of our named executive officers is $2.0 million, a $0.1 million difference from the prior year.

Our Peer Group

In 2024, the Compensation Committee also worked with Anderson to review our peer group. Each year, the Compensation Committee reviews and approves our selected peer group. The committee considers several factors in development and refinement of the peer group. Key factors include:

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

During 2024, our peer group consisted of the following 24 companies:

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

We believe that our selected peer group provides useful information to help us establish competitive compensation practices and levels of compensation that allow us to attract, retain and motivate a talented executive team and, at the same time, aligns the interests of our executives with those of our stockholders. The executive employment market in our industry in the U.S. is very competitive because there are many high-growth life sciences companies in our region, many of which are larger and more established than we are. We believe our executive compensation must be competitive within such peer groups, yet fully aligned with our current stage of development and our responsibilities to stockholders.

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

The following table shows the base salary for each of our current named executive officers for 2023 and 2024 (in whole dollars):

	Years Ended December 31,		2024 vs. 2023
	2024	2023	$ Change	% Change
Name
Saundra Pelletier (1)	$579,828	$568,458	$11,370	2.0%
Ivy Zhang (2)	$450,000	$410,000	$40,000	9.8%

(1)	Ms. Pelletier’s annual base salary was increased by 2% in 2024 in accordance with the Company’s decision to give a small cost of living increase to all employees.
(2)	Ms. Zhang was appointed Chief Financial Officer and Secretary on April 13, 2023.

Annual Performance Cash Bonuses

Each year, the Compensation Committee recommends, and the Board approves and establishes, the target cash incentive opportunity for each executive officer assuming full achievement of certain performance objectives that are also reviewed and approved by the Board. The following table shows the potential cash bonus incentive for each of our current named executive officers for fiscal 2024 and 2023 (each expressed as a percentage of annual base salary) and in actual dollar awarded:

Name and Principal Position	Year Ended December 31	Cash Incentive % of Annual Salary (Eligible)		Cash Incentive % of Annual Salary (Estimated)	Cash Incentive Bonus (Estimated)	% Change
Saundra Pelletier, Chief Executive Officer	2024	100%		100%	$579,828	27%
	2023	100%		76%	$455,173
Ivy Zhang, Chief Financial Officer and Secretary (1)	2024	75	%(2)	54%	$243,750	158%
	2023	50%		23%	$94,439

(1)	Ms. Zhang was appointed Chief Financial Officer and Secretary on April 13, 2023.

(2)	This new rate was effective on November 8, 2024.

On a periodic basis, the Compensation Committee reviews the level of the Company’s achievement against the applicable performance objectives. In reviewing the Company’s level of achievement against the applicable performance objectives for fiscal 2024, Management expects that the incentive bonus payment will be equal to the possible target incentive bonus percentages as set forth in the table above.

As illustrated in the above table, the 2024 compensation program, consistent with prior years, was designed to reward achievement of the performance objectives that build stockholder value. When certain performance objectives are not achieved, the incentive bonus payouts will be reduced. In 2023, only some of these weighted performance objectives were achieved, resulting in an expected partial payout of the potential cash incentive bonus, only when and if approved by the Board.

The performance objectives established by the Compensation Committee for 2024 related to achieving certain level of net revenue, closing a strategic transaction (such as a license or partnership for PHEXXI or adding a product for co-promotion), and securing a targeted amount of capital. In 2024, all of these weighted performance objectives were achieved, resulting in an expected full payout of the potential cash incentive bonus, only when and if approved by the Board.

For 2025, the Compensation Committee has approved the following performance objectives as those which must be achieved in order for the named executive officers to fully realize their potential annual cash bonus amounts:

●	Close a strategic transaction;
●	Achieve a certain targeted net revenue figure in 2025; and
●	Secure a targeted amount of capital.

Following the determination of corporate achievement of the performance objectives, the Compensation Committee will also consider the performance of each named executive officer in arriving at the individual awards, if any, to be made, provided that no award will exceed the target percentage of annual base salary for annual bonus. The Compensation Committee believes this flexibility is an important tool to aid in the retention of key talent, reward significant achievement by individual executives, motivate executives and recognize management decision-making focused on generating long-term value for stockholders over short-term achievement of the corporate objectives. The potential total cash bonus amounts for fiscal 2024 and 2023 for our named executive officers are reported in the Summary Compensation Table included under the heading “Summary Compensation Table” in this Annual Report.

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

Long-term Equity Incentive Awards

We have historically granted stock options and restricted stock to our employees within a competitive range of the market to complement cash salaries and cash incentives, incentivize new hires to achieve our corporate and strategic goals, and align executive compensation with the long-term interests of our stockholders and stock value. We historically provided stock option grants to our named executive officers upon their initial hiring, as negotiated in their employment agreements or offer letters. We have not granted any stock options or restricted stock to any employees since 2023. The Compensation Committee has the discretion to grant stock option awards and restricted stock awards to promote high performance and achievement of our corporate objectives by our executives at any time of the year. The Compensation Committee does not currently have a policy for the automatic awarding of equity awards to the named executive officers or our other employees, nor do we have any formal plan that requires us to award equity or equity-based compensation to any executive on a year-to-year basis. The timing of our typical equity awards is determined in advance. In general, we do not anticipate option grants on dates other than the scheduled meetings of the Compensation Committee. The grant date is established when the Compensation Committee approves the grant and all key terms have been determined.

In granting these awards, the Compensation Committee may establish any conditions or restrictions it deems appropriate in accordance with the Amended and Restated 2014 Plan or the 2018 Inducement Equity Incentive Plan, as the case may be. Our Chief Executive Officer typically provides recommendations to the Compensation Committee for equity grants to the executive officers, taking into account each executive’s performance, achievements, and other criteria deemed relevant. The Compensation Committee reviews the proposed grants but reserves the right to reject or modify such recommendations. In addition, our Chief Executive Officer has limited discretionary authority to grant stock options under the Amended and Restated 2014 Plan to our non-executive employees, subject to certain volume limitations. The Amended and Restated 2014 Plan expired in September 2024 so no further equity awards can be granted under that plan.

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

Executive Compensation Matters

The following table shows the outstanding equity awards held by our named executive officer as of December 31, 2024. Ms. Zhang does not hold any equity awards as of December 31, 2024.

Name	Number of Securities Underlying Unexercised Options Exerciseable		Number of Securities Underlying Unexercised Options Unexerciseable	Option Exercise Price	Grant Date	Option Expiration Date
Saundra Pelletier	20	(1)	-	$86,925.00	9/28/2016	9/28/2026
	439		-	$13,668.75	3/12/2018	3/12/2028
	166		-	$3,937.50	7/31/2018	7/31/2028
	151		-	$6,468.75	11/28/2018	11/28/2028
	159		-	$9,131.25	2/5/2020	2/5/2030
	372		1	$6,093.75	2/3/2021	2/3/2031
	298		101	$917.50	2/18/2022	2/18/2032

(1)	The share numbers and exercise prices reflected are those of options issued to the executive upon completion of the Merger in January 2018. These options were issued upon completion of the Merger in exchange for options to purchase an aggregate of 874 shares of Private Evofem common stock at an exercise price of $2,231.25 per share awarded to the executive by Private Evofem in 2016.

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

On September 15, 2014, our Board adopted, and our stockholders approved, the 2014 Equity Incentive Plan, as amended and restated (the Amended and Restated 2014 Plan). The Amended and Restated 2014 Plan provides incentives that will assist us to attract, retain, and motivate employees, including officers, consultants, and directors. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and units and other cash-based or share-based awards. In addition, the Amended and Restated 2014 Plan contains a mechanism through which we may adopt a deferred compensation arrangement in the future.

A total of 88 shares of our common stock was initially authorized and reserved for issuance under the Amended and Restated 2014 Plan. The Amended and Restated 2014 Plan expired in late 2024; therefore, no shares of our common stock were reserved and available for issuance under the Amended and Restated 2014 Plan. Per the terms of the Amended and Restated 2014 Plan, this reserve will automatically increased on each January 1 through 2024, by an amount equal to the smaller of:

●	4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31; or
●	an amount determined by our Board.

Appropriate adjustments were made in the number of authorized shares and other numerical limits in the Amended and Restated 2014 Plan and in outstanding awards to prevent dilution or enlargement of participants’ rights in the event of a stock split or other change in our capital structure. Shares subject to awards which expire or are cancelled or forfeited again became available for issuance under the Amended and Restated 2014 Plan (until its expiration).

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

The Amended and Restated 2014 Plan expired in September 2024.

Summary of the 2018 Inducement Equity Incentive Plan

On July 24, 2018, upon the recommendation of our Compensation Committee, the Board approved our 2018 Inducement Equity Incentive Plan and reserved 133 shares of our common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the company, as an inducement to the individual’s entry into employment with the company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. On February 25, 2020, the Board approved an increase to the number of shares of our common stock reserved and available for issuance under the 2018 Inducement Equity Incentive Plan to 666 shares. The 2018 Inducement Equity Incentive Plan was adopted without stockholder approval pursuant to Rule 5635(c)(4). The 2018 Inducement Equity Incentive Plan provides for the grant of equity-based awards, including options, restricted and unrestricted stock awards, and other stock- based awards, and its terms are substantially similar to the Amended and Restated 2014 Plan, but with such other terms and conditions intended to comply with the Nasdaq inducement award exception. As of March 14, 2025, there were 51 shares of options outstanding and 609 shares available for grant under the 2018 Inducement Equity Incentive Plan.

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

As of March 14, 2025, there were 937 shares of common stock purchased and 509 shares of our common stock reserved and available for issuance under the 2019 ESPP.

Private Evofem Equity Incentive Plan

The Private Evofem Equity Incentive Plan was assumed by the Company in connection with the Merger and shares of Private Evofem common stock issuable pursuant to options previously granted under the Private Evofem Equity Incentive Plan became options to purchase our common stock upon completion of the Merger. No new awards may be granted under the Private Evofem Equity Incentive Plan. As of March 14, 2025, a total of 66 shares of our common stock were reserved for issuance upon the exercise of outstanding options under the Private Evofem Equity Incentive Plan.

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

As mentioned above, for 2024, no performance based restricted stock grants have been considered.

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

We believe that the performance-based vesting of restricted stock grants illustrates the alignment between overall executive compensation and building long-term stockholder value. No options, awards, or any other form of equity compensation were granted in 2024 or 2023.

Our Chief Executive Officer’s Compensation

As set forth above, one of the key drivers in the Compensation Committee’s determination of the compensation of our Chief Executive Officer is company performance.

The following table shows the total compensation (including estimated amounts accrued but not yet paid) of our Chief Executive Officer for each of 2024 and 2023, in each case, excluding the value of options (all of which are out-of-the money as of the date hereof).

	Years Ended December 31,		2024 vs. 2023
	2024	2023	$ Change	% Change
Compensation Item
Salary	$579,828	$560,338	$19,490	3%
Retention Paid	-	450,000	(450,000)	(100)%
Accrued Compensation (unpaid)	579,828	493,747	86,081	17%
All other Compensation	18,182	16,370	1,812	11%
Total	$1,177,838	$1,520,455	$(342,617)	(23)%

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

Director Compensation

The following table sets forth the compensation (cash and equity) earned by our non-employee directors during the year ended December 31, 2024.

Name	Fees Earned or Paid in Cash(1)	Option Awards	Totals
Kim Kamdar, Ph.D.	$78,750	$-	$78,750
Tony O’Brien	$75,000	$-	$75,000
Lisa Rarick, M.D.	$55,000	$-	$55,000
Colin Rutherford	$70,000	$-	$70,000

(1)	Amounts represent the fees earned in the current year. Earned fees have not been paid quarterly and the $0.5 million owed to the non-employee directors is a part of the accrued expenses line in the Consolidated Balance Sheet as of December 31, 2024.

The following table shows the outstanding equity awards held by our non-employee directors as of December 31, 2024.

Name	Number of Securities Underlying Unexercised Options Exerciseable	Number of Securities Underlying Unexercised Options Unexerciseable	Option Exercise Price	Grant Date	Option Expiration Date
Kim Kamdar, Ph.D.	47	-	$2,343.75	5/12/2021	5/12/2031
	48	-	$308.75	5/4/2022	5/4/2032
	6	-	$13,106.25	5/8/2018	5/8/2028
	13	-	$70,762.50	1/17/2018	1/17/2028
	26	-	$11,343.75	6/5/2019	6/5/2029
	26	-	$9,487.50	5/12/2020	5/12/2030
Tony O’Brien	47	-	$2,343.75	5/12/2021	5/12/2031
	48	-	$308.75	5/4/2022	5/4/2032
	13	-	$13,668.75	3/12/2018	3/12/2028
	6	-	$4,331.25	7/24/2018	7/24/2028
	26	-	$11,343.75	6/5/2019	6/5/2029
	26	-	$9,487.50	5/12/2020	5/12/2030
Lisa Rarick, M.D.	47	-	$2,343.75	5/12/2021	5/12/2031
	48	-	$308.75	5/4/2022	5/4/2032
	40	-	$10,968.75	2/25/2020	2/25/2030
	26	-	$9,487.50	5/12/2020	5/12/2030
Colin Rutherford	47	-	$2,343.75	5/12/2021	5/12/2031
	48	-	$308.75	5/4/2022	5/4/2032
	21	-	$13,668.75	3/12/2018	3/12/2028
	6	-	$13,106.25	5/8/2018	5/8/2028
	2	-	$3,937.50	7/31/2018	7/31/2028
	26	-	$11,343.75	6/5/2019	6/5/2029
	26	-	$9,487.50	5/12/2020	5/12/2030

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

Pay vs. Performance

The following table sets forth information concerning the compensation of our Named Executive Officers and our financial performance for the years ended December 31, 2024 and 2023:

Year		Summary Compensation Table Total for PEO(1)	Compensation Actually Paid to PEO(2)	Average Summary Compensation Table Total for Non-PEO NEOs(3)	Average Compensation Actually Paid to Non-PEO NEOs(2)	Value of Initial Fixed $100 Investment Based on Total Shareholder Return		Net Income (Loss) (in thousands)
(a)		(b)	(c)	(d)	(e)	(f)		(g)
2024		$1,177,838	$1,177,838	$695,261	$695,261	$0.12	(4)	$(8,860)
2023	(5)	$1,520,455	$1,525,001	$309,234	$311,857	$0.80	(6)	$52,979

Year	PEO	Non-PEO NEOs
2024	Saundra Pelletier	Ivy Zhang
2023	Saundra Pelletier	Ivy Zhang, Jay File(5), Katherine Atkinson(5)

(1)	PEO: Principal Executive Officer. For both 2024 and 2023, Saundra Pelletier was our PEO.
(2)	See table below for amounts deducted or added to calculate executive compensation actually paid, inclusive of an accrual for the estimated bonus not yet paid.
(3)	NEO: Named Executive Officer.
(4)	The closing price of shares of our common stock on December 31, 2024 was $0.0099.
(5)	The Non-PEO NEOs for 2023 includes Katherine Atkinson and Jay File as they were each employed for a short time in the year.
(6)	The closing price of shares of our common stock on December 31, 2023 was $0.064.

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

Compensation actually paid to our NEOs represents the “Total” compensation reported in the Summary Compensation Table for the applicable fiscal year, as adjusted as follows:

	2024		2023
Adjustments	PEO	Average Non-PEO NEOs	PEO	Average Non-PEO NEOs
Deduction for Amounts Reported under the “Stock Awards” and “Option Awards” Columns in the Summary Compensation Table for applicable FY	$-	$-	$-	$-
Increase based on ASC 718 Fair Value of Awards Granted during Applicable FY that Remain Unvested as of Applicable FY End, Determined as of Applicable FY End	-	-	-	-
Increase based on ASC 718 Fair Value of Awards Granted during Applicable FY that Vested during Applicable FY, determined as of Vesting Date	-	-	-	-
Increase/deduction for Awards Granted during Prior FY that were Outstanding and Unvested as of Applicable FY End, determined based on change in ASC 718 Fair Value from Prior FY End to Applicable FY End	-	-	(406)	-
Increase/deduction for Awards Granted during Prior FY that Vested During Applicable FY, determined based on change in ASC 718 Fair Value from Prior FY End to Vesting Date	-	-	4,546	2,623
Total Adjustments	$-	$-	$4,140	$2,623

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

Relationship Between Financial Performance Measures

The graph below compares the compensation actually paid to our PEO and the average of the compensation actually paid to our remaining NEOs, with (i) our cumulative Total Shareholder Return (TSR), and (ii) our net income (loss) for the fiscal years ended December 31, 2024 and 2023. TSR amounts reported in the Pay Versus Performance table above and the graph below assume an initial fixed investment of $100 on December 31, 2023, and that all dividends, if any, were reinvested.

EVFM TSR vs. Compensation Actually Paid

EVFM TSR vs. Compensation Actually Paid
Compensation Actually Paid ($M)
$1.80
$1.60
$1.40
$1.20
$1.00
$0.80
$0.60
$0.40
$0.20
$-
Value of $100 Investment from 12/31/2019
$0.90
$0.80
$0.70
$0.60
$0.50
$0.40
$0.30
$0.20
$0.10
$-
$0.80
$0.31
$0.70
$0.12
2023
2024
PEO CAP ($M)
Average NEO CAP ($M)
EVFM TSR

Net Income (Loss) vs. Compensation Actually Paid

Net Income (Loss) vs. Compensation Actually Paid
Compensation Actually Paid ($M)
$1.80
$1.60
$1.40
$1.20
$1.00
$0.80
$0.60
$0.40
$0.20
$-
Net Income ($ thousands)
$60,000
$50,000
$40,000
$30,000
$20,000
$10,000
$-
$(10,000)
$(20,000)
$52,979
$0.31
$0.70
$(8,860)
1
2
PEO CAP ($M)
Average NEO CAP ($M)
Net Income (Loss) ($ thousands)

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the ownership of our common stock as of March 14, 2025, by (i) those persons who are known to us to be the beneficial owner(s) of more than five percent of our common stock, (ii) each of our directors and named executive officers and (iii) all of our directors and named executive officers as a group.

As of March 14, 2025, 113,356,354 shares of common stock, 2,110 shares of Series E-1 Shares and 26,280 shares of Series F-1 Shares were issued and outstanding.

The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. In the cases of holders who are not directors, director nominees, and named executive officers, Schedules 13G or 13D filed with the SEC (and, consequently, ownership reflected here) often reflect holdings as of a date prior to March 14, 2025. Under such rules, beneficial ownership generally includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days after March 14, 2025, through the exercise of stock options, warrants or other rights. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Unless otherwise noted, the address of the persons in the table below is that of the Company.

Name of Beneficial Owner	Shares Beneficially Owned	Percent of Shares Beneficially Owned
Directors and Named Executive Officers
Kim Kamdar, Ph.D. (1)	170	*
Tony O’Brien (2)	173	*
Lisa Rarick, M.D. (3)	167	*
Colin Rutherford (4)	180	*
Saundra Pelletier (5)	2,994	*
Ivy Zhang	-	*
Directors and executive officers as a group (6 persons) (6)	3,684	*
Holders of Greater than 5% of the class (Series E-1 Convertible Preferred Shares)
Keystone Capital Partners, LLC (7)	644	31%
Mercer Street Global Opportunity Fund, LLC (8)	586	28%
Seven Knots, LLC (9)	176	8%
Walleye Opportunities Master Fund (10)	704	33%
Holders of Greater than 5% of the class as a group (4 persons)	2,110	100%
Holders of Greater than 5% of the class (Series F-1 Convertible Preferred Shares)
Aditxt, Inc.(11)	26,280	100%

*	Includes beneficial ownership of less than 1% of the outstanding shares of Evofem’s common stock.
(1)	Consists of 170 shares of common stock that may be acquired by Dr. Kamdar pursuant to the exercise of stock options within 60 days of March 14, 2025.

(2)	Consists of (i) 4 shares of common stock held by Mr. O’Brien, and (ii) 169 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of March 14, 2025.
(3)	Consists of (i) 5 shares of common stock held by Dr. Rarick, and (ii) 162 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of March 14, 2025.
(4)	Consists of 180 shares of common stock that may be acquired by Mr. Rutherford pursuant to the exercise of stock options within 60 days of March 14, 2025.
(5)	Consists of (i) 1,493 shares of common stock held by Ms. Pelletier, and (ii) 1,501 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of March 14, 2025.
(6)	Consists of (i) 1,502 shares of common stock held by our current executive officers and directors, and (ii) 2,182 shares of common stock that may be acquired by our current executive officers and directors pursuant to the exercise of stock options within 60 days after March 14, 2025.
(7)	Consists of 644 shares of Series E-1 Convertible Preferred Shares, with voting rights equal to 16.7% of the then issued and outstanding common shares entitled to vote in shareholder actions. Keystone Capital Partners LLC also holds SSNs that could be converted into 46,703,662 shares of common stock, purchase rights that would result in the issuance of 554,903,598 shares of common stock upon exercise, and warrants to purchase up to 268,300 shares of common stock within 60 days of March 14, 2025. However, while the voting power of each Series E-1 Convertible Preferred Shares holder is limited by the maximum beneficial ownership percentage of 4.99% as outlined in the Series E-1 Certificate of Designation, Keystone Capital Partners LLC has provided the Company notice (and the Company has waived the 61 day notice waiting period) to increase their maximum beneficial ownership percentage to 9.99%. According to our books and records, the address of Keystone Capital Partners, LLC is 139 Fulton Street, Suite 412, New York, NY, 10038. Keystone Capital Partners, LLC is managed by RANZ Group LLC. Fredric Zaino, the Managing Member of RANZ Group LLC, may be deemed to have investment discretion and voting power over the shares held by Keystone Capital Partners LLC. RANZ Group LLC and Mr. Zaino each disclaim any beneficial ownership of these shares.
(8)	Consists of 586 shares of Series E-1 Convertible Preferred Shares, with voting rights equal to 15.2% of the then issued and outstanding common shares entitled to vote in shareholder actions. Mercer Street Capital Partners LLC also holds SSNs that could be converted into 57,216,774 shares of common, stock purchase rights that would result in the issuance of 277,154,852 shares of common stock upon exercise, and warrants to purchase up to 774,452 shares of common stock within 60 days of March 14, 2025. However, while the voting power of each Series E-1 Convertible Preferred Shares holder is limited by the maximum beneficial ownership percentage of 4.99% as outlined in the Series E-1 Certificate of Designation, Mercer Street Capital Partners LLC has provided the Company notice (and the Company has waived the 61 day notice waiting period) to increase their maximum beneficial ownership percentage to 9.99%. According to our books and records, the address of Mercer Street Global Opportunity Fund, LLC is 1111 Brickell Ave., Suite 2920, Miami, FL, 33131. Mercer Street Global Opportunity Fund, LLC is managed by Mercer Street Capital Partners LLC, which is managed by Jonathan Juchno. Mercer Street Capital Partners LLC and Mr. Juchno may be deemed to have investment discretion and voting power over the shares held by Mercer Street Global Opportunity Fund, LLC. Mercer Street Capital Partners LLC and Mr. Juchno each disclaim any beneficial ownership of these shares.
(9)	Consists of 176 shares of Series E-1 Convertible Preferred Shares, with voting rights equal to 4.6% of the then issued and outstanding common shares entitled to vote in shareholder actions. Seven Knots, LLC also holds SSNs that could be converted into 21,367,394 shares of common stock, purchase rights that would result in the issuance of 219,925,088 shares of common stock upon exercise, and warrants to purchase up to 192,308 shares of common stock within 60 days of March 14, 2025. However, while the voting power of each Series E-1 Convertible Preferred Shares holder is limited by the maximum beneficial ownership percentage of 4.99% as outlined in the Series E-1 Certificate of Designation, Seven Knots, LLC has provided the Company notice (and the Company has waived the 61 day notice waiting period) to increase their maximum beneficial ownership percentage to 8.00%. According to our books and records, the address of Seven Knots, LLC is 7 Rose Avenue, Great Neck, NY, 11021. Marissa Welner, the Manager of Seven Knots, LLC, holds voting and dispositive power over the shares held by this stockholder. Ms. Welner disclaims any beneficial ownership of these shares.
(10)	Consists of 704 shares of Series E-1 Convertible Preferred Shares, with voting rights equal to 18.2% of the then issued and outstanding common shares entitled to vote in shareholder actions. Walleye Opportunities Master Fund, Ltd also holds SSNs that could be converted into 164,884,688 shares of common stock and warrants to purchase up to 5,893,435 shares of common stock within 60 days of March 14, 2025. However, the voting power of each Series E-1 Convertible Preferred Shares holder is limited by the maximum beneficial ownership percentage of 4.99% as outlined in the Series E-1 Certificate of Designation. According to our books and records, the address of Walleye Opportunities Master Fund, Ltd. is c/o Walleye Capital, LLC 2800 Niagara Lane North, Plymouth, MN, 55447. Walleye Capital LLC is the investment manager of Walleye Opportunities Master Fund Ltd and may be deemed to beneficially own the shares owned by the Walleye Opportunities Master Fund Ltd. Rory Callahan is a Portfolio Manager of Walleye Capital LLC and may be deemed to have voting and dispositive power over the shares owned by the Walleye Opportunities Master Fund Ltd. Walleye Capital LLC and Rory Callahan each disclaim any beneficial ownership of these shares.
(11)	Consists of 26,280 shares of Series F-1 Shares, with no voting rights. According to our books and records, the address of Aditxt, Inc. is 2569 Wyandotte Street, Suite 101, Mountain View, CA 94043. Amro Albanna is the Chief Executive Officer of Aditxt, Inc.

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

Except as otherwise set forth below relating to the F-1 Shares issued to Aditxt, during the years ended December 31, 2024 and 2023 and to-date in 2025 there were no transactions to which we will be a party, nor are there any currently proposed transactions to which we will be a party, in which:

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

Series E-1 Convertible Preferred Stock

On August 7, 2023, the Company filed a Certificate of Designation of Series E-1 Convertible Preferred Stock (Certificate of Designation), par value $0.0001 per share (the Series E-1 Shares). An aggregate of 2,300 shares was authorized. The Series E-1 Shares are convertible into shares of common stock at a conversion price of $0.40 per share and are both counted toward quorum on the basis of and have voting rights equal to the number of shares of common stock into which the Series E-1 Shares are then convertible. The Series E-1 Shares are senior to all common stock with respect to preferences as to dividends, distributions and payments upon a dissolution event. Dividends are payable in shares of common stock and may, at the Company’s election, be capitalized and added to the principal monthly. Also on August 7, 2023, certain investors party to the December 2022 Notes and the February 2023 Notes exchanged $1.8 million total in principal and accrued interest under the outstanding convertible promissory notes for 1,800 shares of Series E-1 Shares. Per the Series E-1 Convertible Preferred Stock Certificate of Designation, the conversion rate can also be adjusted in several future circumstances, such as on certain dates after the exchange date and upon the issuance of additional convertible securities with a lower conversion rate or in the instance of a Triggering Event. As such, the conversion price as of December 31, 2024 was $0.0154 per share and there were 2,068 Series E-1 Shares issued and outstanding.

Series F-1 Convertible Preferred Stock

On December 11, 2023, the Company filed a Certificate of Designation of Series F-1 Convertible Preferred Stock (F-1 Certificate of Designation), par value $0.0001 per share (the Series F-1 Shares). An aggregate of 95,000 shares was authorized. The Series F-1 Shares are convertible into shares of common stock at a conversion price of $0.0635 per share, as updated per the F-1 Certificate of Designation, and do not have the right to vote on any matters presented to the holders of the Company’s common stock. The Series F-1 Shares are senior to all common stock and subordinate to the Series E-1 Shares with respect to preferences as to distributions and payments upon a dissolution event. In the event of a liquidation event, the Series F-1 Shares are entitled to receive an amount per share equal to the Black Scholes Value as of the liquidation event plus the greater of 125% of the conversion amount (as defined in the F-1 Certificate of Designation) and the amount the holder of the Series F-1 Shares would receive if the shares were converted into common stock immediately prior to the liquidation event. If the funds available for liquidation are insufficient to pay the full amount due to the holders of the Series F-1 Shares, each holder will receive a percentage payout. The Series F-1 Shares are not entitled to dividends. The Series F-1 Shares also have a provision that allows them to be converted to common stock at a conversion rate equal to the Alternate Conversion Price (as defined in the F-1 Certificate of Designation) times the number of shares subject to conversion times the 25% redemption premium in the event of a Triggering Event (as defined in the F-1 Certificate of Designation) such as in a liquidation event. The Series F-1 Shares are mandatorily redeemable in the event of bankruptcy. In June 2024, the Required Holders, as defined in the F-1 Certificate of Designation, approved an amended and restated certificate of designation (the Amended F-1 Certificate of Designation) to the Company’s certificate of designation designating the rights, preferences and limitations of the Company’s Series F-1 Shares. The Amended F-1 Certificate of Designation provides for the removal of the conversion price adjustment provisions previously included and changed the conversion price to $0.0154.

As discussed in Note 4 - Debt, on December 21, 2023, the Company issued a total of 22,280 Series F-1 Shares to certain investors, including 613 shares exchanged for warrants to purchase up to 9,972,074 shares of the Company’s common stock and 21,667 shares to exchange a partial value of the outstanding purchase rights. The holders of the Series F-1 Shares immediately exchanged their Series F-1 Shares into Aditxt’s Series A-1 preferred stock and, as a result, Aditxt currently holds all outstanding Series F-1 Shares. The Series F-1 Shares are to be cancelled upon the consummation of the Merger.

During the year ended December 31, 2024, as part of the funding requirement by Aditxt pursuant to the A&R Merger Agreement, the Company issued a total of 4,000 Series F-1 Shares to Aditxt for an aggregate purchase price of $4.0 million. These shares were recorded at fair value with the variance between the immaterial fair value and the $4.0 million cash received being recorded as additional paid-in-capital in the consolidated balance sheet as of December 31, 2024.

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

Item 14. Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm’s Fees

The following table shows the fees billed by BPM for the audit of our annual consolidated financial statements for the last two fiscal years.

	Years Ended December 31,
	2024	2023
Audit Fees (1)	$688,980	$565,681
Audit Related Fees	-	-
Tax Fees (2)	-	-
All Other Fees	-	-
Total	$688,980	$565,681

(1)	Audit Fees represent fees and out-of-pocket expenses, whether or not yet invoiced, for professional services provided in connection with the audit of the Company’s consolidated financial statements, the review of the Company’s quarterly consolidated financial statements, and audit services provided in connection with other regulatory filings.
(2)	Tax fees represent fees and out-of-pocket expenses for professional services for tax compliance, tax advice or tax return preparations.

Pre-Approval Policies and Procedures

The Audit Committee annually reviews and pre-approves certain audit and non-audit services that may be provided by our independent registered public accounting firm and establishes and pre-approves the aggregate fee level for these services. Any proposed services that would cause us to exceed the pre-approved aggregate fee amount must be pre-approved by the Audit Committee. All audit services for 2023 and 2024 were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this Annual Report

1. Financial Statements.

The Reports of Independent Registered Public Accounting Firms, the consolidated financial statements and the notes to the consolidated financial statements listed above are set forth beginning on page F-1, immediately following the signature pages of this Annual Report.

2. Financial Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits Required to Be Filed by Item 601 of Regulation S-K.

A list of exhibits is set forth on the following page and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Title	Herewith	Form	File No.	Date Filed
2.1	Definitive agreement by and between the Company and Aditxt, Inc.		8-K	001-36754	12/12/2023
2.2	First Amendment to the Merger Agreement, dated January 8, 2024		8-K	001-36754	1/11/2024
2.3	Second Amendment to the Merger Agreement, dated January 20, 2024		8-K	001-36754	1/31/2024
2.4	Third Amendment to the Merger Agreement, dated February 29, 2024		8-K	001-36754	3/6/2024
2.5	Reinstatement and Fourth Amendment to Merger Agreement dated May 2, 2024		8-K	001-36754	5/2/2024
2.6	Amended and Restated Plan of Merger, by and between the Company, Aditxt, Inc. and Adifem, Inc.		8-K	001-36754	7/18/2024
2.7	First Amendment to the Amended and Restated Agreement and Plan of Merger, by and between the Company, Aditxt, Inc., and Adifem, Inc., dated August 16, 2024		8-K	001-36754	8/20/2024
2.8	Second Amendment to the Amended and Restated Agreement and Plan of Merger, by and between the Company, Aditxt, Inc., and Adifem, Inc., dated September 6, 2024		8-K	001-36754	9/6/2024
2.9	Third Amendment to the Amended and Restated Agreement and Plan of Merger, by and among the Company, Aditxt, Inc. and Adifem, Inc., dated October 2, 2024		8-K	001-36754	10/3/2024
2.10	Fourth Amendment to the Amended and Restated Agreement and Plan of Merger, by and among the Company, Aditxt, Inc. and Adifem, Inc., dated November 19, 2024		8-K	001-36754	11/25/2024
2.11	Fifth Amendment to the Amended and Restated Agreement and Plan of Merger by and among the Company, Aditxt, Inc. and Adifem, Inc., dated March 22, 2025	X
3.1	Amended and Restated Bylaws of the Registrant.		8-K	001-36754	1/17/2018
3.2	Certificate of Designation of the Series A Preferred Stock of the Company.		8-K	001-36754	3/25/2020
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock.		8-K	001-36754	10/12/2021
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock		8-K	001-36754	3/24/2022
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation		8-K	001-36754	5/5/2022
3.6	Amended and Restated Certificate of Incorporation		10-Q	001-36754	5/10/2022
3.7	Certificate of Designation of Series D Preferred Shares		8-K	001-36754	12/21/2022
3.8	Certificate of Amendment to the Amended and Restated Certificate of Incorporation		8-K	001-36754	5/17/2023
3.9	Amended and Restated Bylaws of the Registrant.		8-K	001-36754	7/17/2023
3.1	Certificate of Designation of Series E-1 Preferred Stock.		8-K	001-36754	8/10/2023
3.11	Amendment to the amended and Restated Certificate of Incorporation of Evofem Biosciences, Inc		8-K	001-36754	9/15/2023
3.12	Certificate of Designation of Series F-1 Preferred Stock		8-K	001-36754	12/12/2023
3.13	Amended and Restated certificate of Designation of Series F-1 Convertible Preferred Stock		8-K	001-36754	6/26/2024

4.1	Form of Stock Certificate.	10-K	001-36754	2/26/2018
4.2	Form of Pre-Funded Warrant.	S-1	333-224958	5/16/2018
4.3	Form of Reload Warrant.	8-K	001-36754	2/11/2019
4.4	Form of Warrant.	8-K	001-36754	4/11/2019
4.5	Form of Note.	8-K	001-36754	4/27/2020
4.6	Form of Warrant.	8-K	001-36754	4/27/2020
4.7	Form of Warrant to Purchase Common Stock.	8-K	001-36754	5/19/2021
4.8	Form of Warrant.	8-K	001-36754	1/13/2022
4.9	Form of Senior Subordinated Note.	8-K	001-36754	1/13/2022
4.10	Form of Warrant.	8-K	001-36754	3/1/2022
4.11	Form of Senior Subordinated Note.	8-K	001-36754	3/1/2022
4.12	Description of Evofem’s securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.	10-K	001-36754	3/10/2022
4.13	Form of Senior Subordinated Note.	8-K	001-36754	5/5/2022
4.14	Form of Warrant.	8-K	001-36754	5/5/2022
4.15	Form of Pre-Funded Warrant	8-K	001-36754	5/23/2022
4.16	Form of Warrant	8-K	001-36754	5/23/2022
4.17	Form of Senior Secured Convertible Note	8-K	001-36754	12/21/2022
4.18	Form of Warrant	8-K	001-36754	12/21/2022
4.19	Form of Senior Subordinated Convertible Note.	8-K	001-36754	2/23/2023
4.20	Form of Warrant.	8-K	001-36754	2/23/2023
4.21	Form of Registration Rights Agreement.	8-K	001-36754	2/23/2023
4.22	Form of Senior Subordinated Convertible Note.	8-K	001-36754	3/14/2023
4.23	Form of Warrant.	8-K	001-36754	3/14/2023
4.24	Form of Registration Rights Agreement.	8-K	001-36754	3/14/2023
4.25	Form of Senior Subordinated Convertible Note.	8-K	001-36754	3/24/2023
4.26	Form of Warrant.	8-K	001-36754	3/24/2023
4.27	Form of Registration Rights Agreement.	8-K	001-36754	3/24/2023
4.28	Form of Senior Subordinated Convertible Note.	8-K	001-36754	4/10/2023
4.29	Form of Warrant.	8-K	001-36754	4/10/2023
4.30	Form of Registration Rights Agreement.	8-K	001-36754	4/10/2023
4.31	Form of Senior Subordinated Convertible Note.	8-K	001-36754	7/10/2023
4.32	Form of Warrant.	8-K	001-36754	7/10/2023
4.33	Form of Registration Rights Agreement.	8-K	001-36754	7/10/2023
4.34	Form of Registration Rights Agreement.	8-K	001-36754	8/10/2023
4.35	Form of Senior Subordinated Convertible Note.	8-K	001-36754	8/10/2023
4.36	Form of Warrant.	8-K	001-36754	8/10/2023
4.37	Form of Senior Subordinated Convertible Note.	8-K	001-36754	10/3/2023
4.38	Form of Warrant.	8-K	001-36754	10/3/2023
4.39	Form of Registration Rights Agreement.	8-K	001-36754	10/3/2023
4.40	Form of Senior Subordinated Convertible Note.	8-K	001-36754	12/7/2023
9.1	Form of Support Agreement, by and between the Company and the Investor, dated as of October 28, and October 30, 2024.	8-K	001-36754	10/31/2024
10.1	2014 Employee Stock Purchase Plan.	S-1/A	333-199449	11/10/2014

10.2	Form of Stock Option Agreement under Amended and Restated 2014 Equity Incentive Plan.	S-1/A	333-199449	11/10/2014
10.3	Form of Restricted Stock Units Agreement under the Amended and Restated 2014 Equity Incentive Plan.	S-1/A	333-199449	11/10/2014
10.4	Form of Restricted Stock Agreement under the Amended and Restated 2014 Equity Incentive Plan.	S-1/A	333-199449	11/10/2014
10.5	Form of Notice of Grant of Restricted Stock Units under the Amended and Restated 2014 Equity Incentive Plan.	S-1/A	333-199449	11/10/2014
10.6	Form of Notice of Grant of Restricted Stock under the Amended and Restated 2014 Equity Incentive Plan.	S-1/A	333-199449	11/10/2014
10.7	Form of Notice of Grant of Stock Option under the Amended and Restated 2014 Equity Incentive Plan.	S-1/A	333-199449	11/10/2014
10.8	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.	S-1	333-199449	10/17/2017
10.9	Form of Stock Option Agreement under 2007 Stock Plan.	S-1	333-199449	10/17/2017
10.10	Form of Registration Rights Agreement.	8-K	001-36754	10/17/2017
10.11	Evofem Biosciences Operations, Inc. Amended and Restated 2012 Equity Incentive Plan.	S-4	333-221592	11/15/2017
10.12	Form of Notice of Option Grant and Option Agreement under the Evofem Biosciences Operations, Inc. Amended and Restated 2012 Equity Incentive Plan.	S-4	333-221592	11/15/2017
10.13	Form of Notice of Grant of Restricted Stock Award under the Evofem Biosciences Operations, Inc. Amended and Restated 2012 Equity Incentive Plan.	S-4	333-221592	11/15/2017
10.14	Amended and Restated License Agreement, by and between Rush University Medical Center and Evofem, Inc. dated as of March 27, 2014.	S-4	333-221592	11/15/2017

10.15	Executive Employment Agreement, dated as of July 2, 2018, by and between the Registrant and Saundra Pelletier.	8-K	001-36754	7/3/2018
10.16	Form of Notice of Grant of Stock Option under the 2018 Inducement Equity Incentive Plan.	10-Q	001-36754	8/2/2018
10.17	Evofem Biosciences, Inc. 2019 Employee Stock Purchase Plan.	8-K	001-36754	6/5/2019
10.18	Lease, entered into October 3, 2019, by and between the Registrant and Kilroy Realty, L.P.	10-Q	001-36754	11/7/2019
10.19	Supply and Manufacturing Agreement, dated November 4, 2019, by and between the Registrant and DPT Laboratories, Ltd.	10-K	001-36754	3/12/2020
10.20	Securities Purchase and Security Agreement, dated as of April 23, 2020, by and among Evofem Biosciences, Inc., its wholly-owned domestic subsidiaries as guarantors, certain affiliates of Baker Bros. Advisors LP, as purchasers, and Baker Bros. Advisors LP, as designated agent.	8-K	001-36754	4/27/2020
10.21	Intellectual Property Security Agreement, dated as of April 23, 2020, by and among Evofem Biosciences, Inc., Evofem, Inc. and Baker Bros. Advisors LP, as collateral agent.	8-K	001-36754	4/27/2020
10.22	Form of Registration Rights Agreement.	8-K	001-36754	4/27/2020
10.23	First Amendment to Office Lease, dated as of April 14, 2020, by and between the Registrant and Kilroy Realty, L.P.	10-Q	001-36754	5/6/2020
10.24	Securities Purchase Agreement, dated as of October 14, 2020, by and among Evofem Biosciences, Inc., Adjuvant Global Health Technology Fund, L.P. and Adjuvant Global Health Technology Fund DE, L.P., as purchasers.	8-K	001-36754	10/15/2020
10.25	Form of Convertible Promissory Note.	8-K	001-36754	10/15/2020
10.26	Registration Rights Agreement, dated as of October 14, 2020, by and among Evofem Biosciences, Inc., Adjuvant Global Health Technology Fund, L.P. and Adjuvant Global Health Technology Fund DE, L.P., as investors.	8-K	001-36754	10/15/2020
10.27	Letter Agreement, dated as of October 14, 2020, by and among Evofem Biosciences, Inc., Adjuvant Global Health Technology Fund, L.P. and Adjuvant Global Health Technology Fund DE, L.P.	8-K	001-36754	10/15/2020
10.28	Amendment No. 1 to Amended and Restated License Agreement, by and between Rush University Medical Center and Evofem, Inc., dated September 29, 2020	10-Q	001-36754	11/9/2020
10.29	Evofem Biosciences, Inc. Amended and Restated 2014 Equity Incentive Plan.	10-K	001-36754	3/4/2021
10.30	Evofem Biosciences, Inc. Incentive Recoupment Policy	10-K	001-36754	3/4/2021

10.31	First Amendment to Securities Purchase and Security Agreement, dated as of November 20, 2021, by and among Evofem Biosciences, Inc., certain affiliates of Baker Bros. Advisors LP, as purchasers, and Baker Bros. Advisors LP, as designated agent.	8-K	001-36754	11/22/2021
10.32	Securities Purchase Agreement, dated as of January 13, 2022, by and amount Evofem Biosciences, Inc. and each investor listed therein.	8-K	001-36754	1/13/2022
10.33	Amended and Restated Non-Employee Director Compensation Policy (to be effective April 1, 2022).	10-K	001-36754	3/10/2022
10.34	Amended and Restated Non-Employee Director Compensation Policy (currently in effect).	10-K	001-36754	3/10/2022
10.35	Second Amendment to Securities Purchase and Security Agreement, dated as of April 23, 2020, by and among Evofem Biosciences, Inc., certain affiliates of Baker Bros. Advisors LP, as purchasers, and Baker Bros. Advisors LP, as designated agent.	8-K	001-36754	3/21/2022
10.36	Form of Exchange Agreement	8-K	001-36754	3/24/2022
10.37	First Amendment to Securities Purchase Agreement, dated as of October 14, 2020, by and among Evofem Biosciences, Inc. Adjuvant Global Health Technology Fund, L.P. and Adjuvant Global Health Technology Fund, DE LP.	8-K	001-36754	4/7/2022
10.38	Form of Amendment and Exchange Agreement	8-K	001-36754	5/5/2022
10.39	Forbearance Agreement, dated as of September 15, 2022, by and among Evofem Biosciences, Inc. and certain institutional investors.	8-K	001-36754	9/16/2022
10.40	Forbearance Agreement, dated as of September 15, 2022, by and among Evofem Biosciences, Inc., Adjuvant Global Health Technology Fund, LP, and Adjuvant Global Health Technology Fund, DE, LP.	8-K	001-36754	9/16/2022
10.41	Subordination Agreement, dated as of September 15, 2022, by and among Global Health Technology Fund, LP, Adjuvant Global Health Technology Fund, DE, LP, and certain institutional investors and their designated agent.	8-K	001-36754	9/16/2022
10.42	Form of Investor Exchange Agreement.	8-K	001-36754	9/16/2022
10.43	Form of Adjuvant Exchange Agreement.	8-K	001-36754	9/16/2022
10.44	Form of Right.	8-K	001-36754	9/16/2022
10.45	Third Amendment to Securities Purchase and Security Agreement, dated as of September 15, 2022, by and among Evofem Biosciences, Inc., certain institutional investor and their designated agent.	8-K	001-36754	9/16/2022
10.46	Second Amendment to Securities Purchase Agreement, dated as of September 15, 2022, by and among Evofem Biosciences, Inc., Adjuvant Global Health Technology Fund, LP, and Adjuvant Global Health Technology Fund, DE, LP.	8-K	001-36754	9/16/2022
10.47	Form of Securities Purchase Agreement	8-K	001-36754	12/21/2022
10.48	Form of Registration Rights Agreement	8-K	001-36754	12/21/2022
10.49	First Amendment to Forbearance Agreement	8-K	001-36754	12/21/2022

10.50	^^	Fourth Amendment to Securities Purchase and Security Agreement		8-K	001-36754	9/11/2023
10.51		Asset Purchase Agreement, by and between the Company and Lupin Inc.		8-K	001-36754	7/18/2024
10.52		License Agreement, by and between the Company and Pharma 1 Drug Store, L.L.C.		8-K	001-36754	7/23/2024
10.53		Securities Purchase Agreement, by and between the Company and Aditxt, Inc., dated as of July 12, 2024.		8-K	001-36754	7/23/2024
10.54		Registration Rights Agreement, by and between the Company and Aditxt, Inc., dated as of July 12, 2024.		8-K	001-36754	7/23/2024
10.55		Securities Purchase Agreement, by and between the Company and Aditxt, Inc., dated as of August 9, 2024.		10-Q	001-36754	8/14/2024
10.56		Registration Rights Agreement, by and between the Company and Aditxt, Inc., dated as of August 9, 2024.		10-Q	001-36754	8/14/2024
10.57		Securities Purchase Agreement, by and between the Company and Aditxt, Inc., dated as of September 20, 2024.		10-Q	001-36754	9/25/2024
10.58		Registration Rights Agreement, by and between the Company and Aditxt, Inc., dated as of September, 2024.		10-Q	001-36754	9/25/2024
10.59		Securities Purchase Agreement, by and between the Company and Aditxt, Inc., dated as of October 2, 2024.		8-K	001-36754	10/3/2024
10.60		Registration Rights Agreement, by and between the Company and Aditxt, Inc., dated as of October 2, 2024.		8-K	001-36754	10/3/2024
10.61		Securities Purchase Agreement, by and between the Company and Aditxt, Inc., dated as of October 28, 2024.		8-K	001-36754	10/28/2024
10.62		Registration Rights Agreement, by and between the Company and Aditxt, Inc., dated as of October 28, 2024.		8-K	001-36754	10/28/2024
10.63		Form of Support Agreement, by and between the Company and the Investor, dated as of October 28, and October 30, 2024.		8-K	001-36754	10/31/2024
10.64		Amended Employment Agreement, by and between the Company and Ivy Zhang, dated as of November 8, 2024.		10-Q	001-36754	11/14/2024
10.65		Amended Employment Agreement, by and between the Company and Saundra Pelletier, dated as of November 8, 2024.		10-Q	001-36754	11/14/2024
19.1*		Insider trading policies and procedures	X
19.2*		Incentive compensation recoupment policy	X
21.1*		List of Subsidiaries	X
23.1*		Consent of BPM, LLP	X
31.1	*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	†	Inline XBRL Instance Document	X
101.SCH	†	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	†	Inline XBRL Definition Linkbase Document	X
101.LAB	†	Inline XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104		Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

Δ	Management Compensation Plan or arrangement.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 406 under the Securities Act of 1933, as amended.

^	The schedules and exhibits to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

^^	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.

*	Furnished herewith. This certification is being furnished solely to accompany this Annual Report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation by reference language in such filing.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned hereunto duly authorized.

EVOFEM BIOSCIENCES, INC.

March 24, 2025	By:	/s/ Saundra Pelletier
	Name:	Saundra Pelletier
	Title:	President, Chief Executive Officer and Interim Chairperson of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Saundra Pelletier	President, Chief Executive Officer and Interim Chairperson of the Board	March 24, 2025
Saundra Pelletier	(Principal Executive Officer)

/s/ Ivy Zhang	Chief Financial Officer and Secretary	March 24, 2025
Ivy Zhang	(Principal Financial Officer and Principal Accounting Officer)

/s/ Kim P. Kamdar, Ph.D.	Director	March 24, 2025
Kim P. Kamdar, Ph.D.

/s/ Tony O’Brien	Director	March 24, 2025
Tony O’Brien

/s/ Colin Rutherford	Director	March 24, 2025
Colin Rutherford

/s/ Lisa Rarick	Director	March 24, 2025
Lisa Rarick

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Evofem Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Evofem Biosciences, Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive operations, convertible and redeemable preferred stock and stockholders’ deficit, and cash flows for each of the two years in the periods ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the periods ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, negative cash flows from operations since inception, and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter Description

As described in Note 4 – Debt, in April 2020, the Company entered into a Securities Purchase and Security Agreement with certain affiliates of Baker Bros. Advisors LP (“Baker”), pursuant to which the Company agreed to issue and sell senior secured promissory notes (the “Baker Notes”) in an aggregate principal amount of up to $25.0 million. The Baker Notes were subsequently assigned to Aditxt, Inc. in December 2023, assigned back to Baker in February 2024, and then assigned to Future Pak LLC on July 23, 2024, and remain outstanding as of December 31, 2024. The fair value of the Baker Notes was determined by estimating the fair value of the Market Value of Invested Capital (“MVIC”) of the Company from the third quarter of 2022 through the second quarter of 2023. Starting in the third quarter of 2023, the fair value of the Baker Notes is determined using a Monte Carlo simulation-based model.

As described in Note 4 – Debt, the Company entered into eight Securities Purchase Agreements (SPAs) between December 2022 and September 2023 with certain investors. Each of the agreements is materially similar, includes both term notes (collectively, SSNs) and detachable common stock warrants, and contains certain conversion and contingent redemption features. The fair value of the SSNs was determined by estimating the fair value of the MVIC of the Company from the third quarter of 2022 through December 31, 2024.

As described in Note 8 – Convertible and Redeemable Preferred Stock and Stockholders’ Deficit, in 2023, the Company signed an agreement with the holders of Purchase Rights upon which the total aggregate value of the Purchase Rights is fixed at $24.7 million, to be paid in a variable number of shares based on the current exercise price. The Purchase Rights are recorded as derivative liabilities in the consolidated balance sheets and are valued using an option pricing model (OPM), similar to a Black-Scholes Methodology. The assumptions used in the OPM are considered level 3 assumptions and include, but are not limited to, the MVIC, the cumulative equity value of the Company as a proxy for the exercise price.

The MVIC was estimated using forms of the cost and market approaches. In the cost approach, an adjusted net asset value method was used to determine the net recoverable value of the Company, including an estimate of the fair value of the Company’s intellectual property. The Monte Carlo simulation was used to take into account several embedded features and factors, including the exercise of the repurchase right, the Company’s future revenues, meeting certain debt covenants, the maturity term of the note and dissolution. For the dissolution scenario, the cost approach, an adjusted net asset value method was used to determine the net recoverable value of the Company, including an estimate of the fair value of the Company’s intellectual property. The estimated fair value of the Company’s intellectual property was valued using a relief from royalty method, which required management to make significant estimates and assumptions related to forecasts of future revenue, and the selection of the royalty and discount rates. The guideline public company method served as another valuation indicator. In this form of the market approach, comparable market revenue multiples were elected and applied to the Company’s forward revenue forecast to ultimately derive a MVIC indication. As of December 31, 2024, the Company recorded the fair values of the Baker Notes, SSNs and Purchase Rights at $13.8 million, $1.2 million and $1.4 million, respectively.

We identified the Company’s estimates of the fair values for the Baker Notes, SSNs and Purchase Rights as a critical audit matter, as valuation of these instruments is highly interrelated and due to the significant estimates and assumptions made by management related to forecasts of future revenue, probability of scenarios used in the Monte Carlo simulation, and the selection of the royalty and discount rates to determine the fair value of the Company’s intellectual property. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s forecasts of future revenue, probability of scenarios used in the Monte Carlo simulation, and the selection of the royalty and discount rates for the intellectual property.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s determination of the fair values of the Baker Notes, SSNs and Purchase Rights, included the following, among others:

–	We evaluated management’s ability to accurately forecast future revenue by comparing actual revenues to management’s historical forecasts.

–	We evaluated the reasonableness of management’s forecasts of future revenue by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) the overall estimated market size.

–	With the assistance of fair value specialists, we evaluated the reasonableness of the probability of scenarios used in the Monte Carlo simulation and the royalty and discount rates by (1) testing the underlying source information and mathematical accuracy of the calculations, (2) developing a range of independent estimates and comparing those to the probability scenarios and discount rates selected by management, and (3) understanding the facts and circumstances around the selected probability weightings for each scenario and selected royalty and discount rates.

We have served as the Company’s auditor since 2023.

/s/ BPM, LLP

Sacramento, California

March 23, 2025

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share data)

	As of
	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$-	$-
Restricted cash	741	580
Trade accounts receivable, net	9,832	5,738
Inventories	1,577	1,697
Prepaid and other current assets	1,459	1,195
Total current assets	13,609	9,210

Property and equipment, net	458	1,203
Operating lease right-of-use assets	89	106
Intangible asset, net (Note 7)	9,597	-
Other noncurrent assets	36	35
Total assets	$23,789	$10,554
Liabilities, convertible and redeemable preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$16,172	$17,020
Notes - carried at fair value (Note 4)	14,974	14,731
Convertible notes - Adjuvant (Note 4)	30,769	28,537
Short term debt	135	-
Accrued expenses	5,509	4,227
Accrued compensation	3,494	2,609
Operating lease liabilities - current	82	97
Derivative liabilities	1,359	1,926
Contingent liabilities - current (Note 7)	592	-
Other current liabilities	7,362	3,316
Total current liabilities	80,448	72,463
Operating lease liabilities- noncurrent	7	8
Contingent liabilities - noncurrent (Note 7)	9,809	-
Total liabilities	90,264	72,471
Commitments and contingencies (Note 7)	-	-
Convertible and redeemable preferred stock, $0.0001 par value, senior to common stock
Series E-1 and F-1 convertible and redeemable preferred stock, 2,300 and 95,000 shares authorized; 2,068 and 1,874 shares of E-1 issued and outstanding as of December 31, 2024 and 2023, respectively; 26,280 and 22,280 shares of F-1 issued and outstanding at December 31, 2024 and 2023, respectively	4,782	4,593
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2024 and 2023, respectively	-	-
Common Stock, $0.0001 par value; 3,000,000,000 shares authorized; 113,356,354 and 20,007,799 shares issued and outstanding as of and December 31, 2024 and 2023, respectively	11	2
Additional paid-in capital	829,026	823,036
Accumulated other comprehensive loss	(2,630)	(849)
Accumulated deficit	(897,664)	(888,699)
Total stockholders’ deficit	(71,257)	(66,510)
Total liabilities, convertible and redeemable preferred stock and stockholders’ deficit	$23,789	$10,554

See accompanying notes to the consolidated financial statements.

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Years Ended December 31,
	2024	2023
Product sales, net	$19,363	$18,218

Operating Expenses:
Cost of goods sold	3,834	6,512
Amortization of intangible asset	619	-
Research and development	1,845	2,939
Selling and marketing	9,176	11,664
General and administrative	11,565	14,950
Total operating expenses	27,039	36,065
Loss from operations	(7,676)	(17,847)
Other income (expense):
Interest income	16	31
Other expense, net	(2,575)	(2,628)
Loss on issuance of financial instruments	(3,300)	(6,776)
Gain on debt extinguishment, net	977	75,337
Change in fair value of financial instruments	3,698	4,879
Total other income (expense), net	(1,184)	70,843
Income (loss) before income tax	(8,860)	52,996
Income tax expense	-	(17)
Net income (loss)	(8,860)	52,979
Convertible preferred stock deemed dividends	(105)	(2,984)
Net income (loss) attributable to common stockholders	$(8,965)	$49,995
Net income (loss) per share attributable to common stockholders:
Basic (Note 2)	$(0.12)	$10.36
Diluted (Note 2)	$(0.12)	$0.05
Weighted-average shares used to compute net income (loss) per share attributable to common shareholders:
Basic	75,195,615	4,826,763
Diluted	75,195,615	984,038,574

See accompanying notes to the consolidated financial statements.

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(In thousands, except share and per share data)

	Years Ended December 31,
	2024	2023
Net income (loss)	$(8,860)	$52,979
Other comprehensive income (loss):
Change in fair value of financial instruments attributed to credit risk change (Note 4)	(1,924)	22,814
Reclassification adjustment related to debt extinguishment	143	(73,187)
Comprehensive income (loss)	$(10,641)	$2,606

See accompanying notes to consolidated financial statements.

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONVERTIBLE AND REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

	Series E-1 Convertible and Redeemable Preferred Stock		Series F-1 Convertible and Redeemable Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Balance as of December 31, 2022	-	$-	-	$-	984,786	$-	$817,367	$49,527	$(938,694)	$(71,800)
Issuance of common stock upon cash exercise of warrants	-	-	-	-	1,760,544	-	284	-	-	284
Issuance of common stock upon noncash exercise of Purchase Rights (Note 4)	-	-	-	-	16,534,856	2	424	-	-	426
Issuance of SSNs (Note 4)	-	-	-	-	-	-	5,420	-	-	5,420
Issuance of common stock upon conversion of note	-	-	-	-	730,997	-	-	-	-	-
Issuance of convertible and redeemable preferred stock upon exchange of notes with existing equity holders	1,800	1,800	-	-	-	-	(1,797)	(3)	-	(1,800)
Issuance of convertible and redeemable preferred stock upon exchange of partial purchase rights value and warrants (Note 8)	-	-	22,280	2,719	-	-	(13)	-	(2,748)	(2,761)
Adjustment related to reverse stock split (fractional shares)	-	-	-	-	(3,384)	-	-	-	-	-
Change in fair value of financial instruments attributed to credit risk change (Note 4)	-	-	-	-	-	-	-	22,814	-	22,814
Adjustment related to downround feature for financial instrument	-	-	-	-	-	-	162	-	(162)	-
Stock-based compensation	-	-	-	-	-	-	1,189	-	-	1,189
Reverse of AOCI upon Baker’s 4th Amendment	-	-	-	-	-	-	-	(73,187)	-	(73,187)
Series E-1 Shares dividends	74	74	-	-	-	-	-	-	(74)	(74)
Net income	-	-	-	-	-	-	-	-	52,979	52,979
Balance as of December 31, 2023	1,874	$1,874	22,280	$2,719	20,007,799	$2	$823,036	$(849)	$(888,699)	$(66,510)

	Series E-1 Convertible and Redeemable Preferred Stock		Series F-1 Convertible and Redeemable Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance as of December 31, 2023	1,874	$1,874	22,280	$2,719	20,007,799	$2	$823,036	$(849)	$(888,699)	$(66,510)
Issuance of common stock upon noncash exercise of warrants	-	-	-	-	246,153	-	15	-	-	15
Issuance of common stock upon noncash exercise of purchase rights	-	-	-	-	69,875,000	7	162	-	-	169
Issuance of common stock upon conversion of notes	-	-	-	-	23,227,402	2	50	-	-	52
Extinguishment of Baker Notes (Note 4)	-	-	-	-	-	-	-	143	-	143
Stock-based compensation	-	-	-	-	-	-	847	-	-	847
Change in fair value of financial instruments attributed to credit risk change (Note 4)	-	-	-	-	-	-	-	(1,924)	-	(1,924)
Series E-1 Shares dividends	194	105	-	-	-	-	-	-	(105)	(105)
Issuance of Series F-1 Shares to Aditxt, including reinstatement proceeds - Related Party	-	-	4,000	84	-	-	4,916	-	-	4,916
Net loss	-	-	-	-	-	-	-	-	(8,860)	(8,860)
Balance as of December 31, 2024	2,068	$1,979	26,280	$2,803	113,356,354	$11	$829,026	$(2,630)	$(897,664)	$(71,257)

See accompanying notes to the consolidated financial statements.

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2024	2023

Cash flows from operating activities:
Net income (loss)	$(8,860)	$52,979
Adjustments to reconcile net income (loss) to net cash, cash equivalents and restricted cash used in operating activities:
Loss on issuance of financial instruments	3,300	6,776
Gain on debt extinguishment	(977)	(75,337)
Change in fair value of financial instruments	(3,698)	(4,879)
Inventory write-down for excess & obsolescence	63	1,576
Loss on contingent liability	840	-
Stock-based compensation	847	1,189
Depreciation	30	477
Amortization of intangible asset	619	-
Noncash interest expense	2,243	2,270
Noncash right-of-use asset amortization	107	1,304
Net gain on lease termination	-	(466)
Net loss on disposal or impairment of property and equipment	734	2,511
Gain on accounts payable settlements	-	(2,096)
Changes in operating assets and liabilities:
Trade accounts receivable	(4,094)	(4,612)
Inventories	57	2,106
Prepaid and other assets	(265)	3,661
Accounts payable	(910)	4,090
Accrued expenses and other liabilities	5,300	527
Accrued compensation	885	434
Operating lease liabilities	(106)	(1,478)
Net cash and restricted cash used in operating activities	(3,885)	(8,968)
Cash flows from investing activities:
Payments related to asset acquisition	(555)	-
Purchases of property and equipment	(14)	(4)
Net cash and restricted cash used in investing activities	(569)	(4)
Cash flows from financing activities:
Proceeds from issuance of common stock - exercise of warrants	-	290
Borrowings under short term debt	397	5,640
Proceeds from issuance of Series F-1 Shares to Aditxt, including reinstatement proceeds - Related Party	5,000	-
Payments under short term debt and Notes – carried at fair value	(782)	(1,154)
Net cash and restricted cash provided by financing activities	4,615	4,776
Net change in cash, cash equivalents and restricted cash	161	(4,196)
Cash, cash equivalents and restricted cash, beginning of period	580	4,776
Cash, cash equivalents and restricted cash, end of period	$741	$580
Supplemental cash flow information:
Cash paid for interest	159	338
Cash paid for taxes	8	4
Supplemental disclosure of noncash investing and financing activities:
Exchange of convertible notes to Series E-1 Shares	-	1,800
Exchange of warrants and partial purchase rights value to Series F-1 Shares	-	2,761
Issuance of common stock upon exercise of purchase rights	169	426
Series E-1 Shares deemed dividends	105	74
Right-of-use assets obtained for lease liabilities (fleet lease renewals)	90	-
Issuance of common stock upon conversion of notes	52	-
Issuance of common stock upon exercise of warrants	15	-
Purchases of property and equipment included in accounts payable and accrued expenses	84	-
Incurrence of contingent liabilities	13,743	-

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

On July 14, 2024, the Company acquired global rights to SOLOSEC® and relaunched the brand in November 2024. SOLOSEC is an FDA-approved single-dose oral antimicrobial agent provides a complete course of therapy for the treatment of two common sexual health infections – bacterial vaginosis (BV) and trichomoniasis. This acquisition aligns with and advances the Company’s mission to commercialize innovative and differentiated products for women’s sexual and reproductive health. The Transferred Assets, as defined in the SOLOSEC Asset Purchase Agreement, included all registered intellectual property related to SOLOSEC (SOLOSEC IP) as well as assorted SOLOSEC related documentation and contracts. The Company accounted for this acquisition as an asset acquisition, pursuant to which the Company recorded contingent liabilities for the fair value of future sales-based payments and an intangible asset for the fair value of the SOLOSEC IP plus certain transaction costs; see Note 6 – Fair Value of Financial Instruments and Note 7 – Commitments and Contingencies for more detailed information about the asset acquisition accounting and fair value methodology.

On December 11, 2023, the Company entered into an Agreement and Plan of Merger, as amended, (the Merger Agreement) with Aditxt, Inc., a Delaware corporation (Aditxt) and Adifem, Inc. (f/k/a Adicure, Inc.), a Delaware corporation and a wholly-owned Subsidiary of Aditxt (Merger Sub), respectively, (collectively, the Parties), pursuant to which, and on the terms and subject to the conditions thereof, the Merger Sub is expected to merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Aditxt (the Merger). The Parties entered into an amended and restated Merger Agreement (the A&R Merger Agreement) in July 2024 and subsequently amended the A&R Merger Agreement in August, September, October, and November 2024.

Basis of Presentation and Principles of Consolidation

The Company prepared the consolidated financial statements in accordance with U.S. GAAP and the rules and regulations of the Securities and Exchange Commission (SEC) related to annual reports on Form 10-K. The Company’s financial statements are presented on a consolidated basis, which include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

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

The Company’s principal operations are related to the commercialization of PHEXXI and since July 2024, SOLOSEC. Additional activities have included raising capital, identifying alternative manufacturing to lower PHEXXI cost of goods sold (COGS), seeking ex-U.S. licensing partners to add non-dilutive capital to the balance sheet, seeking product in-licensing/acquisition opportunities to expand and diversify the U.S. revenue stream, and establishing and maintaining a corporate infrastructure to support a commercial product. The Company has incurred operating losses and negative cash flows from operating activities since inception. As of December 31, 2024, the Company had a working capital deficit of $66.8 million and an accumulated deficit of $897.7 million.

Since October 3, 2022, the Company’s common stock has traded on the OTC Venture Market (the OTCQB) of the OTC Markets Group, Inc. (the OTC Markets), a centralized electronic quotation service for over-the-counter securities, under the symbol “EVFM.” The OTCQB imposes, among other requirements, a minimum $0.01 per share bid price requirement (the Bid Price Requirement) for continued inclusion on the OTCQB. The closing bid price for the Company’s common stock must remain at or above $0.01 per share to comply with the Bid Price Requirement for continued listing. On January 6, 2025, the Company received a written notice (the OTC Markets Notice) from the OTC Markets notifying the Company that, because the closing bid price for the Company’s common stock was below $0.01 per share for 30 consecutive calendar days, the Company is not currently in compliance with the minimum bid price requirement for continued listing on the OTCQB, as set forth in the OTCQB listing standards, section 2.3 (the Minimum Bid Price Requirement). The OTC Markets Notice has no immediate effect on the listing of the Company’s common stock on OTCQB, and, therefore, the Company’s listing remains fully effective. In accordance with OTCQB Listing Standards, Section 4.1 the Company has a compliance period of 90 calendar days, or until April 6, 2025, to regain compliance with the Minimum Bid Price Requirement. Compliance may be achieved if the Company’s closing bid price is equal to or greater than $0.01 for ten consecutive trading days at any time during the 90-day compliance period, in which case OTC Markets will notify the Company of its compliance and the matter will be closed. If the Company does not regain compliance with the Minimum Bid Price Requirement by April 6, 2025, OTC Markets will provide written notification to the Company that its common stock will be removed from OTCQB and will begin trading on the OTC Pink Current. The Company intends to continue actively monitoring the closing bid price for the Company’s common stock between now and April 6, 2025, and will consider available options to resolve the deficiency and regain compliance with the Minimum Bid Price Requirement, however there can be no assurance that the Company will regain compliance. As of March 14, 2025, the closing bid price was $0.008.

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

The Company anticipates it will continue to incur net losses for the foreseeable future. According to management estimates, liquidity resources as of December 31, 2024 were not sufficient to maintain the Company’s cash flow needs for the twelve months from the date of issuance of these consolidated financial statements.

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

Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include, but are not limited to: the assumptions used in measuring the revenue gross-to-net variable consideration items; the trade accounts receivable credit loss reserve estimate; the assumptions used in estimating the fair value of convertible notes, purchase rights, Series F-1 Shares issued, and warrants issued; asset acquisition intangible asset, and contingent liabilities; the useful lives of property and equipment; the recoverability of long-lived assets; the assumptions used in estimating the fair value of stock-based compensation expense; the valuation of inventory; and the valuation of deferred tax assets. These assumptions are more fully described in Note 2 – Summary of Significant Accounting Policies, Note 3 - Revenue, Note 4 - Debt, Note 6 - Fair Value of Financial Instruments, Note 7 - Commitments and Contingencies, Note 9 - Stock-based Compensation, and Note 11 – Income Taxes. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances and adjusts when facts and circumstances dictate. The estimates are the basis for making judgments about the carrying values of assets, liabilities and recorded expenses that are not readily apparent from other sources. As future events and their effects cannot be determined with precision, actual results may materially differ from those estimates or assumptions.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker (CODM), the Chief Executive Officer of the Company, in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment. The Company’s CODM assesses performance and decides how to allocate resources for the Company’s one operating segment based on consolidated net loss that is reported on the consolidated statements of operations. The Company has also evaluated the significant segment expenses incurred by the single segment that are regularly provided to the CODM. The significant segment expenses regularly provided to the CODM are consistent with those reported on the consolidated statements of operations and include cost of goods sold, research and development, selling and marketing, and general and administrative. The CODM uses these expense categories, along with product sales, net information, to make key operating decisions such as: the strategic direction of the Company, pursuing and/or approving product acquisitions, decisions about key personnel, and approving annual operating budgets. The Company manages assets on a consolidated basis as reported on the consolidated balance sheets.

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

For the years ended December 31, 2024, and 2023, the Company’s three largest customers combined made up approximately 81% and 84% of its gross product sales, respectively. As of December 31, 2024 and 2023, the Company’s three largest customers combined made up 89% and 87% of its trade accounts receivable balance, respectively.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of readily available cash in checking accounts and money market funds. Restricted cash consists of cash held in monthly time deposit accounts and letters of credit as described in Note 7 - Commitments and Contingencies. During the year ended December 31, 2023, the Company’s letters of credit of $0.3 million for its fleet leases were released. Upon receipt of a notice of default from its landlord on March 20, 2023, for failing to pay March 2023 rent timely resulting in a breach under the office lease agreement, the Company’s letter of credit in the amount of $0.8 million in restricted cash was recovered by the landlord.

Additionally, the remaining funds of the $25.0 million received from the issuance of Adjuvant Notes (as defined below) in the fourth quarter of 2020 are classified as restricted cash since the Company is contractually obligated to use these funds for specific purposes.

For the years ended December 31, 2024 and 2023, the Company’s cash, cash equivalents, and restricted cash reported within the consolidated statements of cash flows include restricted cash only.

Trade Accounts Receivable and Allowance

Trade accounts receivable are amounts owed to the Company by its customers for products that have been delivered. The trade accounts receivable are recorded at the invoice amount, less prompt pay and other discounts, chargebacks and an allowance for credit losses, if any. The allowance for credit losses is the Company’s estimate of losses over the life of the receivables. The Company determines the allowance for credit losses based on its historical payment information by customer and the analysis of the trade accounts receivable balance by customer segment. When the collectability of an invoice is no longer probable, the Company will create a reserve for that specific receivable. If a receivable is determined to be uncollectible, it is charged against the general credit loss reserve or the reserve for the specific receivable, if one exists. No allowance was deemed necessary at December 31, 2024 or 2023.

Intangible Assets

Finite lived intangible assets, including the SOLOSEC IP acquired as part of the SOLOSEC asset acquisition as described further in Note 6 – Fair Value of Financial Instruments and Note 7 – Commitments and Contingencies, are amortized on a straight-line basis over their estimated useful lives. Intangible assets are typically only recognized when an asset is acquired as part of a business combination or asset acquisition. In the case of a business combination, the initial value is based on the fair value of the asset as determined by a third-party valuation. In the case of intangible assets acquired through an asset acquisition, the initial value includes the fair value of the consideration paid plus any direct acquisition related expenses allocated to the acquired intangible assets based on their relative fair values. For intangible assets acquired in an asset acquisition with contingent liabilities as part of the consideration, the Company will adjust the carrying value of the intangible assets as part of the quarterly adjustment to bring the contingent consideration to fair value. Additionally, the Company reviews the carrying amount of its amortizing intangible assets for possible impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When testing for impairment, the Company compares the undiscounted cash flows of the asset or asset group to its carrying value. If the estimated undiscounted cash flows exceed the carrying value, no impairment is recorded. If the undiscounted cash flows do not exceed the carrying value, an impairment is recorded to bring the carrying value of the asset down to its fair value.

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

The Company believes that the Adjuvant Notes bear interest at a rate that approximates prevailing market rates for instruments with similar characteristics. The Company estimates the fair value of other instruments carried at fair value utilizing a specialist using a Monte Carlo methodology as described in Note 6 – Fair Value of Financial Instruments. Based on the assumptions used to value these instruments at fair value, these instruments are categorized as Level 3 in the fair value hierarchy.

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

Inventories consist of the following (in thousands) for the period indicated:

	December 31,
	2024	2023
Raw materials (1)	$350	$520
Work in process	982	386
Finished goods (1)	245	791
Total	$1,577	$1,697

(1)	The raw materials and finished goods balances included a combined estimated reserve on obsolescence and excess inventory which might not be sold prior to expiration of $0.3 million as of both December 31, 2024 and 2023, based upon assumptions about future manufacturing needs and gross sales of PHEXXI. Inventory associated with the additional write-down of $1.3 million recorded during the year ended December 31, 2023, was disposed and is no longer in the inventory balance as of December 31, 2023. There was a write-down of less than $0.1 million in 2024.

Property and Equipment

Property and equipment generally consist of manufacturing and research equipment, computer equipment and software and office furniture. Property and equipment are recorded at cost and depreciated over the estimated useful lives of the assets (generally three to five years) using the straight-line method. Leasehold improvements are stated at cost and are amortized on a straight-line basis over the lesser of the remaining term of the related lease or the estimated useful lives of the assets. Repairs and maintenance costs are charged to expense as incurred and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the consolidated balance sheets and any resulting gain or loss is reflected in the consolidated statements of operations in the period realized.

Impairment of Long-lived Assets

The Company reviews property and equipment for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset or asset group are less than its carrying amount. An impairment loss is measured as the amount by which the carrying amount of an asset or asset group exceeds its fair value. The Company recognized an impairment of approximately $0.7 million related to equipment that was recorded as construction in-process during the year ended December 31, 2024 and such amount was immaterial in the year ended December 31, 2023.

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

Operating lease ROU assets and lease liabilities were $0.1 million each on both December 31, 2024 and 2023. See Note 7 - Commitments and Contingencies for more detailed discussions on leases and financial statements information under ASC 842.

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

Fair Value of Stock Options

The fair value of stock options is determined using the BSM option-pricing model based on the applicable assumptions, which includes the exercise price of options, time to expiration, expected volatility of our peer group, risk-free interest rate and expected dividend. The Company records forfeitures when they occur. The Company did not issue any stock options in either period presented.

Performance-based Awards

For performance-based RSAs (i) the fair value of the award is determined on the grant date, (ii) the Company assesses the probability of the individual milestone under the award being achieved, and (iii) the fair value of the shares subject to the milestone is expensed over the implicit service period commencing once management believes the performance criteria is probable of being met. If the performance-based RSAs are modified, the Company applies the share-based payment modification accounting in accordance with ASC 718, Compensation-Stock Compensation (ASC 718). The Company did not issue any performance-based awards in either period presented.

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

Net Income (Loss) per Share

Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. The net income (loss) available to common stockholders is adjusted for amounts in accumulated deficit related to the deemed dividends triggered for certain financial instruments. Such adjustment was $0.1 million and $3.0 million in the years ended December 31, 2024 and 2023, respectively. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, potentially dilutive securities are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and therefore, basic and diluted net loss per share were the same for the year ended December 31, 2024. Potentially dilutive securities excluded from the calculation of diluted net loss per share are summarized in the table below. Common shares were calculated for the convertible preferred stock and the convertible debt using the if-converted method.

	Year ended December 31,
	2024	2023
Options to purchase common stock	3,372	3,747
Warrants to purchase common stock	20,807,539	21,053,694
Series E-1 Shares	134,326,229	30,472,989
Series F-1 Shares	1,706,493,507	370,731,708
Purchase rights to purchase common stock	1,519,148,899	385,312,084
Convertible debt	2,623,461,038	616,497,236
Total(1)	6,004,240,584	1,424,071,458

(1)	The potentially dilutive securities in the table above include all potentially dilutive securities that are not included in the diluted EPS as per U.S. GAAP, whereas the total common stock reserved for future issuance in Note 8 - Convertible and Redeemable Preferred Stock and Stockholders’ Deficit includes the shares that must legally be reserved based on the applicable instruments’ agreements.

The following table sets forth the computation of net income attributable to common shareholders, weighted average common shares outstanding for diluted net income per share, and diluted net income per share attributable to common shareholders for the year ended December 31, 2023 (in thousands, except share and per share amounts).

Year ended December 31,
2023
Numerator:
Net income attributable to common stockholders	$49,995
Adjustments:
Change in fair value of purchase rights	1,253
Noncash interest expense on convertible debt, net of tax	1,432
Net income attributable to common stockholders	$52,680
Denominator:
Weighted average shares used to compute net income attributable to common stockholder, basic	4,826,763
Add:
Pro forma adjustments to reflect assumed conversion of convertible debt	549,963,204
Pro forma adjustments to reflect assumed exercise of outstanding warrants and purchase rights	405,803,188
Pro forma adjustments to reflect the assumed conversion of Series E-1 Convertible Preferred Shares	12,272,683
Pro forma adjustments to reflect the assumed conversion of Series F-1 Convertible Preferred Shares	11,172,736
Weighted average shares used to compute net loss attributable to common stockholder, diluted	984,038,574
Net income per share attributable to common stockholders, diluted	$0.05

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures, designed to improve financial reporting by requiring disclosure of incremental segment information to enable investors to develop more decision-useful financial analyses. ASU No. 2023-07 was effective for the Company beginning with the annual filing for the period ended December 31, 2024 and required retroactive application to comparison periods presented. For Companies that have only one reportable segment (such as the Company), all the requirements of ASU No. 2023-07 will be required to be disclosed regarding the one reportable segment. The Company adopted ASU No. 2023-07 by adding the required disclosures in this Annual Report.

No other significant new standards were adopted during the year ended December 31, 2024.

Recently Issued Accounting Pronouncements — Not Yet Adopted

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standards setting bodies that are adopted as of the specified effective date.

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, designed to clarify or improve disclosure and presentation requirements on a variety of topics and align the requirements in the FASB Accounting Standards Codification (ASC) with the SEC regulations. This guidance is effective for the Company no later than June 30, 2027. The Company is still evaluating the impacts of ASU No. 2023-06.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes: Improvements to Income Tax Disclosures addressing income tax disclosures, requiring entities to annually disclose specific categories in the rate reconciliation and provide additional information for certain reconciling items and categories. ASU No. 2023-09 will be effective for the Company beginning with the annual filing for the period ended December 31, 2025 and early adoption is allowed. The Company is currently evaluating the impacts of ASU No. 2023-09.

In November 2024, the FASB issued ASU No. 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, designed to clarify the requirements for accounting for the settlement of a debt as an induced conversion versus as an extinguishment. This guidance is effective for the Company no later than January 1, 2026. The Company is still evaluating the impacts of ASU No. 2024-04.

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

PHEXXI is sold to customers at the WAC, or in some cases at a discount to WAC. However, the Company records product revenue net of reserves for applicable variable consideration. These types of variable consideration reduce revenue and include the following:

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

Rebates – The Company is subject to mandatory discount obligations under the Medicaid and Tricare programs. The rebate amounts for these programs are determined by statutory requirements or contractual arrangements. Rebates are owed after the product has been dispensed to an end user and the Company has been invoiced. Rebates for Medicaid and Tricare are invoiced in arrears. The Company also has a commercial rebate program whereby certain customers receive a rebate as contractually arranged. The Company estimates the amount of rebates based on the expected number of claims and related cost that is associated with the revenue being recognized for product that remains in the distribution channel at the end of each reporting period. Rebate estimates are recorded as other current liabilities on the consolidated balance sheets.

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

The variable considerations discussed above were recorded in the consolidated balance sheets and consisted of $0.3 million in contra trade accounts receivable as of both December 31, 2024 and 2023 and $7.2 million and $3.2 million in other current liabilities as of December 31, 2024 and 2023, respectively.

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

The Baker Notes have a five-year term, with no pre-payment ability during the first three years. Interest on the unpaid principal balance of the Baker Notes (the Baker Outstanding Balance) accrues at 10.0% per annum, with interest accrued during the first year from the two respective closing dates recognized as payment-in-kind. The effective interest rate for the periods was 10.0%. Accrued interest beyond the first year of the respective closing dates is to be paid in arrears on a quarterly basis in cash or recognized as payment-in-kind, at the direction of the Baker Purchasers. As discussed below, with the amendment to the Baker Bros. Purchase Agreement, interest payments were paid in-kind. Interest pertaining to the Baker Notes for the year ended December 31, 2024 was approximately $10.5 million, which was added to the outstanding principal balance. Interest pertaining to the Baker Notes for the year ended December 31, 2023 was approximately $8.7 million, which was added to the outstanding principal balance. The Company accounts for the Baker Notes under the fair value method as described below and, therefore, the interest associated with the Baker Notes is included in the fair value determination.

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

The First Baker Amendment extended, effective upon the Company’s achievement of the Financing Threshold, the affirmative covenant to achieve $100.0 million in cumulative net sales of PHEXXI by June 30, 2022 to June 30, 2023. Additionally per the First Baker Amendment, if the Company were to issue warrants to purchase capital stock of the Company (or other similar consideration) in any equity financing that closed on or prior to the date on which the Company met the Financing Threshold, the Company was required to issue to the Baker Purchasers an equivalent coverage of warrants (or other similar consideration) on the same terms as if the Baker Purchasers had participated in the financing in an amount equal to the then outstanding principal of Baker Notes held by the Baker Purchasers. In satisfaction of this requirement and in connection with the closing of the May 2022 Public Offering, the Company issued warrants to purchase 582,886 shares of the Company’s common stock at an exercise price of $93.75 per share to the Baker Purchasers (the June 2022 Baker Warrants). As required by the terms of the First Baker Amendment, the June 2022 Baker Warrants have substantially the same terms as the warrants issued in the May 2022 Public Offering. Refer to Note 8 - Convertible and Redeemable Preferred Stock and Stockholders’ Deficit for further information. The exercise price of the initial Baker Warrants and the June 2022 Baker Warrants was reset multiple times as a result of various Notes issuances in accordance with the agreement. The exercise price was $0.0154 per share as of December 31, 2024.

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

Regardless of the percentage paid, the quarterly cash payment amounts, along with the $1.0 million upfront payment, will be deducted from the Repurchase Price as Applicable Reductions. Quarterly cash payments that will be treated as Applicable Reductions paid to date as of December 31, 2024 amount to $0.7 million.

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

The Company evaluated whether any of the Embedded Features required bifurcation as a separate component. The Company elected the fair value option (FVO) under ASC 825, Financial Instruments (ASC 825), as the Baker Notes are qualified financial instruments and are, in whole, classified as liabilities. Under the FVO, the Company recognized the debt instrument at fair value, inclusive of the Embedded Features, with changes in fair value related to changes in the Company’s credit risk being recognized as a component of accumulated other comprehensive loss in the consolidated balance sheets. All other changes in fair value were recognized in the consolidated statements of operations.

Due to the execution of the Fourth Baker Amendment, the Company reviewed the Baker Notes in accordance with ASC 470, Debt (ASC 470). Because the Baker Notes were recorded under the FVO, the Fourth Amendment was outside the scope of ASC 470-60 and as such did not qualify as a troubled debt restructuring (TDR). The Baker Notes were evaluated in accordance with ASC 470 and were determined to have failed certain qualitative factors to qualify as a modification and, therefore, were accounted for as an extinguishment. The Company removed the fair value of the old Baker Notes of $15.6 million and the related accumulated other comprehensive income of $73.2 million as of the date of extinguishment and recorded the fair value of the new Baker Notes, as measured on the date of the Baker Fourth Amendment as $12.5 million, and recognized a gain of approximately $75.3 million within the consolidated statements of operations, in the gain on debt extinguishment line item, upon extinguishment in the year ended December 31, 2023. The gain included recognizing $73.2 million that had previously been a component of other comprehensive income as part of the prior quarterly revaluations using the valuation methods discussed in Note 6 – Fair Value of Financial Instruments.

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

On July 23, 2024, the Company consented to the transfer of ownership of the Baker Notes from Baker Brothers Life Sciences, 667, L.P., and Baker Bros. Advisors, LP, each a Delaware limited partnership (collectively, Baker) to Future Pak, LLC (the Assignee) (the July 2024 Assignment). The terms of the Baker Notes were not changed in connection with the assignment from Baker to the Assignee. Due to the July 2024 Assignment, the Company reviewed the Baker Notes in accordance with ASC 470. The Baker Notes, having been effectively terminated, were extinguished on July 23, 2024, resulting in removing the fair value of the old Baker Notes of $12.3 million and the related accumulated other comprehensive income of $0.1 million as of the date of the extinguishment. The Company also recognized a loss of approximately $1.0 million within the consolidated statements of operations, in the gain on debt extinguishment line item for the year ended December 31, 2024. The newly re-assigned Baker Notes were subsequently recorded at fair value using the valuation methods discussed in Note 6 – Fair Value of Financial Instruments.

The Company did not repurchase the Baker Notes prior to September 8, 2024 for a repurchase price of $14.0 million less applicable reductions. As of December 31, 2024, the Baker Notes are recorded at fair value in the consolidated balance sheet as short-term Notes – carried at fair value with a total fair value of $13.8 million, and the total outstanding balance including principal and accrued interest is $109.5 million. As of December 31, 2023, the Baker Notes were recorded at fair value in the consolidated balance sheet as short-term convertible notes payable with a total balance of $13.5 million, and the total outstanding balance including principal and accrued interest is $99.5 million. During the years ended December 31, 2024 and 2023, the Company paid a total of $0.5 million and $0.2 million, respectively, in required cash payments as described above.

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

The Adjuvant Notes have a five-year term, and in connection with certain Company change of control transactions, the Adjuvant Notes may be prepaid at the option of the Company or will become payable on the date of the consummation of a change of control transaction at the option of the Adjuvant Purchasers. The Adjuvant Notes have interest accruing at 7.5% per annum on a quarterly basis in arrears to the outstanding balance of the Adjuvant Notes and are recognized as payment-in-kind. The effective interest rate for the year ended December 31, 2024 was 7.5%.

Interest expense for the Adjuvant Notes consist of the following, and is included in short-term convertible notes payable on the consolidated balance sheets as of December 31, 2024 and 2023 and in other expense, net on the consolidated statements of operations for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023
Coupon interest	$2,203	$2,046
Amortization of issuance costs	28	224
Total	$2,231	$2,270

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

On September 15, 2022, the Company also entered into the second amendment to the Adjuvant Purchase Agreement (the Second Adjuvant Amendment), pursuant to which the conversion price per share was reduced to $26.25, subject to adjustment for certain dilutive Company equity issuance adjustments for a two-year period. In addition, the Company entered into an exchange agreement, pursuant to which the Adjuvant Purchasers agreed to exchange 10% of the outstanding amount of the Adjuvant Notes as of September 15, 2022 (or $2.9 million) for rights to receive 109,842 shares of common stock (the Adjuvant Purchase Rights). The number of shares for each Adjuvant Purchase Right was initially fixed, but is subject to certain customary adjustments, and, until the second anniversary of issuance (i.e., October 14, 2022), adjustments for certain dilutive Company equity issuances. Refer to Note 8 – Convertible and Redeemable Preferred Stock and Stockholders’ Deficit for discussion regarding additional issuances of purchase rights under this provision. The Adjuvant Purchase Rights expire on June 28, 2027 and do not have an exercise price per share and, therefore, will not result in cash proceeds to the Company. As of December 31, 2024, all Adjuvant Purchase Rights remain outstanding. The conversion price of the Adjuvant Notes was $0.0154 as of December 31, 2024. Assuming this conversion price per share, the Adjuvant Notes could be converted into 1,997,961,061 shares of common stock.

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

As of December 31, 2024, the Adjuvant Notes are recorded in the consolidated balance sheet as short-term convertible notes payable with a total balance of $30.8 million. The balance is comprised of $22.5 million in principal, net of unamortized debt issuance costs, and $8.3 million in accrued interest. As of December 31, 2023, the Adjuvant Notes were recorded in the consolidated balance sheet as short-term convertible notes payable with a total balance of $28.5 million. The balance was comprised of $22.5 million in principal, net of unamortized debt issuance costs, and $6.1 million in accrued interest.

Term Notes

December 2022 and February, March, April, July, August, and September 2023 Notes (SSNs)

The Company entered into eight Securities Purchase Agreements (SPAs) between December 2022 and September 2023 with certain investors. Each of the agreements was materially similar. The variable details of each SPA, such as the principal amount of each note offering, net proceeds, and maturity date, are outlined in the table below. Pursuant to each SPA, the Company agreed to sell in a registered direct offering (i) unsecured 8.0% senior subordinated notes with the maturity dates and aggregate issue prices (ii) warrants to purchase the listed number of shares of the Company’s common stock, $0.0001 par value per share (including prefunded common stock Warrants as a part of the September 2023 SPA) and (iii) Series D Preferred Stock (the Preferred Shares; December 2022 SPA only) (collectively, the Senior Subordinated Notes, or SSNs). The SSNs had net proceeds to the Company, and are convertible at, the amounts listed below. Assuming the applicable conversion price per share, the SSNs could be converted into 625,499,977 shares of common stock as of December 31, 2024.

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

The Company evaluated the SSNs in accordance with ASC 480 and determined that the SSNs were all liability instruments at issuance. The applicable SSNs were then evaluated in accordance with the requirements of ASC 825 and the Company concluded that they were not precluded from electing the fair value option for the applicable SSNs.

The Company also evaluated the Warrants in accordance with ASC 480 and determined that the Warrants issued before the Reverse Stock Split in May 2023 were required to be recorded as liabilities at fair value in the Company’s consolidated balance sheets. The applicable SSNs were marked-to-market at each reporting date with changes in fair value recognized in the consolidated statement of operations, unless the change is concluded to be related to changes in the Company’s credit rating, in which case the change was recognized as a component of accumulated other comprehensive loss in the consolidated balance sheets. As a result of the Reverse Stock Split, the Company had sufficient shares available for issuance to cover the potential exercises; therefore, the Warrants that were previously classified as liabilities were marked-to-market and reclassified to equity in May 2023. For the Warrants issued after the Reverse Stock Split, the Company determined they were required to be recorded in equity.

On December 21, 2023, warrants to purchase up to 9,972,074 shares of the Company’s common stock were exchanged for 613 shares of the Company’s series F-1 convertible and redeemable preferred stock (Series F-1 Shares, as defined below). The Series F-1 Shares, some of which were also issued based on the partial value of certain purchase rights, as described above, were immediately exchanged for Aditxt series A-1 preferred stock; 26,280 and 22,280 Series F-1 Shares were outstanding as of December 31, 2024 and 2023, respectively, and held by Aditxt.

Summary of SSNs and Warrants at Issuance (December 2022 to September 2023):

						Conversion Price
Notes	Principal At Issuance (in thousands)	Net Proceeds Before Issuance Costs (in thousands)	Common Warrants	Preferred Shares	Maturity Date	At Issuance	At 12/31/2023	At 12/31/2024
December 2022 Notes	$2,308	$1,500	369,230	70 - Series D	12/21/2025	$6.25	$0.0615	$0.0154
February 2023 Notes(1)	1,385	900	653,538	-	2/17/2026	$2.50	$0.0615	$0.0154
March 2023 Notes	600	390	240,000	-	3/17/2026	$2.50	$0.0615	$0.0154
March 2023 Notes(2)	538	350	258,584	-	3/20/2026	$2.50	$0.0615	$0.0154
April 2023 Notes	769	500	615,384	-	3/6/2026	$1.25	$0.0615	$0.0154
July 2023 Notes	1,500	975	1,200,000	-	3/6/2026	$1.25	$0.0615	$0.0154
August 2023 Notes	1,000	650	799,999	-	8/4/2026	$1.25	$0.0615	$0.0154
September 2023 Notes(3)	2,885	1,875	26,997,041	-	9/26/2026	$0.13	$0.0615	$0.0154
Total Offerings	$10,985	$7,140	31,133,776

(1)	Warrants include 99,692 issued to the placement agent.
(2)	Warrants include 43,200 issued to the placement agent.
(3)	Warrants include 22,189,349 common warrants at $0.13 per share and 4,807,692 pre-funded warrants exercisable at $0.001 per share.

5. Balance Sheet Details

Prepaid and Other Current Assets

Prepaid and other current assets consist of the following (in thousands):

	December 31,
	2024	2023
Insurance	$391	$777
PDUFA fees	606	-
Research & development	13	13
Short-term deposits	127	76
Other	322	329
Total	$1,459	$1,195

Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

		December 31,
	Useful Life	2024	2023
Research equipment	5 years	$585	$586
Computer equipment and software	3 years	145	647
Construction in-process	-	429	1,156
		1,159	2,389
Less: accumulated depreciation		(701)	(1,186)
Total, net		$458	$1,203

Depreciation expense for property and equipment was immaterial in the year ended December 31, 2024 and was $0.5 million in the year ended December 31, 2023. The construction in-process balance is net of an impairment of approximately $0.7 million as of December 31, 2024.

Intangible Asset, Net

Intangible asset, net, acquired in 2024, consists of the following (in thousands):

		December 31,
	Useful Life	2024
Intellectual Property	11 years	$10,216	$-
Less: accumulated amortization		(619)	-
Total, net		$9,597	$-

The intangible asset relates entirely to the asset acquired with the SOLOSEC asset acquisition and as described further in Note 7 – Commitments and Contingencies, the useful life is based on the SOLOSEC IP patent expiration. Amortization expense was $0.6 million in the year ended December 31, 2024. Amortization expense is expected to be approximately $0.9 million in each subsequent year until the intangible asset is fully amortized, which will be in approximately 10.7 years. As described in Note 2 – Summary of Significant Accounting Policies, the intangible asset value is adjusted at each reporting date in conjunction with the mark-to-market adjustment of the contingent liabilities, which could impact the expected amortization. The initial intangible asset fair value was $16.1 million at acquisition and the adjustment for the year ended December 31, 2024 was a reduction to the intangible balance of $5.9 million.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2024	2023
Clinical trial related costs	$2,498	$2,498
Accrued royalty	1,976	1,146
Other	1,035	583
Total	$5,509	$4,227

6. Fair Value of Financial Instruments

Fair Value of Financial Liabilities

The following table is a summary of the Company’s convertible debt instruments as of December 31, 2024 and 2023, respectively (in thousands):

					Fair Value
As of December 31, 2024	Principal Amount	Unamortized Issuance Costs	Accrued Interest	Net Carrying Amount	Amount	Leveling
Baker Notes(1)(2)	$109,488	$-	$-	$109,488	$13,801	Level 3
Adjuvant Notes(3)	22,500	-	8,269	30,769	N/A	N/A
December 2022 Notes(1)	973	-	-	973	118	Level 3
February 2023 Notes (1)	980	-	-	980	120	Level 3
March 2023 Notes (1)	1,209	-	-	1,209	147	Level 3
April 2023 Notes (1)	883	-	-	883	108	Level 3
July 2023 Notes (1)	1,322	-	-	1,322	161	Level 3
August 2023 Notes (1)	1,119	-	-	1,119	136	Level 3
September 2023 Notes (1)	3,147	-	-	3,147	383	Level 3
Totals	$141,621	$-	$8,269	$149,890	$14,974	N/A

		Unamortized		Net	Fair Value
As of December 31, 2023	Principal Amount	Issuance Costs	Accrued Interest	Carrying Amount	Amount	Leveling
Baker Notes(1)(2)	$99,460	$-	$-	$99,460	$13,510	Level 3
Adjuvant Notes(3)	22,500	(27)	6,064	28,537	N/A	N/A
December 2022 Notes(1)	940	-	-	940	118	Level 3
February 2023 Notes (1)	905	-	-	905	118	Level 3
March 2023 Notes (1)	1,204	-	-	1,204	157	Level 3
April 2023 Notes (1)	816	-	-	816	106	Level 3
July 2023 Notes (1)	1,534	-	-	1,534	202	Level 3
August 2023 Notes (1)	1,033	-	-	1,033	136	Level 3
September 2023 Notes (1)	2,945	-	-	2,945	384	Level 3
Totals	$131,337	$(27)	$6,064	$137,374	$14,731	N/A

(1)	These liabilities are/were carried at fair value in the consolidated balance sheets. As such, the principal and accrued interest was included in the determination of fair value. The related debt issuance costs were expensed.

(2)	The Baker Notes principal amount includes $24.9 million and $13.7 million of interest paid in-kind as of December 31, 2024 and 2023, respectively.

(3)	The Adjuvant Notes are recorded in the consolidated balance sheets at their net carrying amount which includes principal and accrued interest, net of unamortized issuance costs.

The following tables summarize the Company’s derivative liabilities as of December 31, 2024 and 2023 as discussed in Note 8 – Convertible and Redeemable Preferred Stock and Stockholders’ Deficit (in thousands):

	Fair Value
	December 31, 2024	December 31, 2023	Leveling
Purchase rights	$1,359	$1,926	Level 3
Total derivative liabilities	$1,359	$1,926

Change in Fair Value of Level 3 Financial Liabilities

The following tables summarize the changes in Level 3 financial liabilities related to Baker Notes and SSNs measured at fair value on a recurring basis for the year ended December 31, 2024 (in thousands):

	Baker Notes (Assigned to Future Pak; Note 4)	Total SSNs (Note 4)	Total
Balance at December 31, 2023	$13,510	$1,221	$14,731
Balance at issuance	24,670	-	24,670
Extinguishment/conversion	(25,790)	(52)	(25,842)
Payments	(509)	-	(509)
Change in fair value presented in the Consolidated Statements of Comprehensive Operations	1,920	4	1,924
Balance at December 31, 2024	$13,801	$1,173	$14,974

The following tables summarize the changes in Level 3 financial liabilities related to Baker Notes and SSNs measured at fair value on a recurring basis for the year ended December 31, 2023 (in thousands):

	Baker Notes	Total SSNs (Note 4)	Total
Balance at December 31, 2022	$39,260	$156	$39,416
Balance at issuance	26,960	220	27,180
Payments	(1,154)	-	(1,154)
Extinguishment	(26,682)	-	(26,682)
Change in fair value presented in the Consolidated Statements of Operations	(1,214)	(1)	(1,215)
Change in fair value presented in the Consolidated Statements of Comprehensive Operations	(23,660)	846	(22,814)
Balance at December 31, 2023	$13,510	$1,221	$14,731

The following table summarizes the changes in Level 3 financial liabilities related to derivative liabilities measured at fair value on a recurring basis for the year ended December 31, 2024 (in thousands):

	Purchase Rights	Derivative Liabilities Total
Balance at December 31, 2023	$1,926	$1,926
Balance at issuance	3,300	3,300
Exercises	(169)	(169)
Change in fair value presented in the Consolidated Statements of Operations	(3,698)	(3,698)
Balance at December 31, 2024	$1,359	$1,359

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

Valuation Methodology

Baker Notes

From the third quarter of 2022 through the second quarter of 2023, the fair value of the Baker Notes issued, as described in Note 4 – Debt, and subsequent changes in fair value recorded at each reporting date, was determined by estimating its repurchase price or recoverable amount based on a scenario-based approach. The recoverable amount was estimated based on the fair value of the Market Value of Invested Capital (MVIC) of the Company. Specifically, an adjusted net asset value method was used to determine the net recoverable value of the Company as of each valuation date, including an estimate of the fair value of the Company’s intellectual property. The estimated fair value of the Company’s intellectual property was valued using a relief from royalty method which required management to make significant estimates and assumptions related to forecasts of future revenue, and the selection of the royalty and discount rates.

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

The fair value of the Baker Notes is subject to uncertainty due to the assumptions that are used in the Monte Carlo simulation-based model. These factors include but are not limited to the Company’s future revenue, the probability and timing of the exercise of the repurchase right, and expectations regarding potential dissolution. The fair value of the Baker Notes is sensitive to these estimated inputs made by management that are used in the calculation.

SSNs

The fair values of the SSNs issued, as described in Note 4 – Debt, were determined by estimating the fair value of the MVIC of the Company on a going-concern basis. This was estimated using forms of the cost and market approaches. In the cost approach, an adjusted net asset value method was used to determine the net recoverable value of the Company, including an estimate of the fair value of the Company’s intellectual property. The estimated fair value of the Company’s intellectual property was valued using a relief from royalty method which required management to make significant estimates and assumptions related to forecasts of future revenue, and the selection of the royalty and discount rates. The guideline public company method served as another valuation indicator. In this form of the market approach, comparable market revenue multiples were selected and applied to the Company’s forward revenue forecast to ultimately derive a MVIC indication. An option-pricing model (OPM) was then applied to value the SSNs by allocating the estimated MVIC through the Company’s capital structure including the more senior notes payoff in a hypothetical exit event. Under the OPM, each debt or equity class is modeled as a call option with a distinct claim on the total value of the Company. The option’s exercise price is based on the Company’s total value available for each participating security holder. By constructing a series of options in which the exercise price is set at incremental levels of value, which correspond to the value necessary for each level of equity to participate, we determined the incremental option value of each series. When multiplied by the percentage of ownership of each equity class participating under that series, the result is the incremental value allocated to each class under that series. The annual valuation adjustments for the year ended December 31, 2023 were recorded as an $0.8 million change in fair value of financial instruments attributed to credit risk change in the consolidated statements of comprehensive operations. Such adjustment was immaterial for the year ended December 31, 2024.

Purchase Rights

The Adjuvant Purchase Rights and the May Note Purchase Rights (collectively Purchase Rights) are recorded as derivative liabilities in the consolidated balance sheets. The Purchase Rights are valued using an OPM, like a Black-Scholes Methodology, with changes in the fair value being recorded in the consolidated statements of operations. The assumptions used in the OPM are considered level 3 assumptions and include, but are not limited to, the market value of invested capital, the cumulative equity value of the Company as a proxy for the exercise price and the expected term the Purchase Rights will be held prior to exercise and a risk-free interest rate.

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

The Company recorded a $0.2 million adjustment into accumulated deficit in the consolidated statement of convertible and redeemable preferred stock and stockholders’ deficit during the year ended December 31, 2023 in accordance with ASC 260, Earnings per Share (ASC 260), related to the down round features triggered due to reset of exercise price for equity classified warrants. No such adjustment was made in the year ended December 31, 2024.

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

The fair value of the SOLOSEC contingent liabilities will be updated at each reporting period using the methodology described above. Any changes to the fair value will be recorded as an adjustment to the carrying value of both the contingent liabilities and the SOLOSEC IP intangible asset as per ASC 323, Investments – Equity Method and Joint Ventures (ASC 323). Periodic intangible amortization will also be prospectively updated based on the new fair value of the SOLOSEC IP.

7. Commitments and Contingencies

Asset Acquisition and Contingent Liabilities

SOLOSEC

The Company reviewed the SOLOSEC acquisition in accordance with ASC 805, Business Combinations (ASC 805), including applying the screen test. In accordance with ASC 805, the Company engaged a third-party valuation specialist to estimate the fair value for the SOLOSEC IP as well as for the total consideration. Per the valuation, the fair value of the SOLOSEC IP exceeded 90% of the total consideration, which indicates that the screen test failed. Further, the Company did not acquire any substantive processes, which indicates that the acquisition is an asset acquisition rather than a business combination. The Company recorded the fair value of the future sales-based payments as contingent liabilities in accordance with ASC 450, Contingencies (ASC 450) and the fair value of the total consideration plus the transaction costs as an intangible asset in accordance with ASC 350, Intangibles (ASC 350).

Per the Transition Services Agreement (TSA) entered into in conjunction with the SOLOSEC asset acquisition, the Company is committed to purchasing finished goods inventory from the seller through a transition period ending in November 2026 at a pre-defined unit price. The total expected commitment is approximately $3.5 million; however, the quantities purchased can be negotiated if both parties agree. The Company concluded that the inventory purchase commitment does not meet the definition of derivatives under ASC 815. During the year ended December 31, 2024, there were approximately $0.3 million in purchases under this commitment. The Company expects to purchase approximately $1.4 million in the year ended December 31, 2025, and $1.7 million in the year ended December 2026 under this commitment. The TSA also requires the seller to provide transitional support services until the Company can fully establish SOLOSEC operations; the Company is obligated to pay an immaterial amount quarterly for these services.

The Company is also obligated to pay a quarterly royalty in amounts equal to a certain percentage of the SOLOSEC net revenue, beginning July 14, 2024. There are no minimum quarterly or annual royalty payment amounts. Such royalty costs were approximately $0.1 million for the year ended December 31, 2024. As of December 31, 2024, an immaterial amount related to the SOLOSEC royalty was included in contingent liabilities in the consolidated balance sheet.

Operating Leases

Fleet Lease

In December 2019, the Company and Enterprise FM Trust (the Lessor) entered into a Master Equity Lease Agreement whereby the Company leases vehicles to be delivered by the Lessor from time to time with various monthly costs depending on whether the vehicles are delivered for a term of 24 or 36 months, commencing on each corresponding delivery date. The leased vehicles are for use by eligible employees of the Company’s commercial operations team. As of December 31, 2024, there were a total of 19 leased vehicles. The Company determined that the leased vehicles are accounted for as operating leases under ASC 842, Leases (ASC 842).

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

2022 Sublease

On May 27, 2022, the Company entered into a sublease agreement with AMN Healthcare, Inc. (AMN), pursuant to which the Company agreed to sublease 16,637 rentable square feet of the High Bluff Premises to AMN for a term commencing on June 15, 2022 and ending coterminous with the 2020 Lease on September 30, 2025, in exchange for the sum of approximately $0.1 million per month, subject to an annual 3.5% increase each year. The sublease was terminated along with the settlement of the 2020 Lease in June 2023. Gross sublease income $0.3 million for the year ended December 31, 2023.

		Years Ended December 31,
Lease Cost (in thousands)	Classification	2024	2023
Operating lease expense	Research and development	$3	$127
Operating lease expense	Selling and marketing	175	360
Operating lease expense	General and administrative	11	339
Total		$189	$826

Lease Term and Discount Rate	December 31, 2024	December 31, 2023
Weighted Average Remaining Lease Term (in years)	0.77	0.75
Weighted Average Discount Rate	12%	12%

Maturity of Operating Lease Liabilities (in thousands)	December 31, 2024
Year ending December 31, 2025	84
Year ending December 31, 2026	8
Total lease payments	92
Less imputed interest	(3)
Total	$89

	Years Ended December 31,
Other information (in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows in operating leases	$283	$1,524

Other Contractual Commitments

In November 2019, the Company entered into a supply and manufacturing agreement with a third-party to manufacture PHEXXI, with potential to manufacture other product candidates, in accordance with all applicable current good manufacturing practice regulations. There were approximately $2.0 million in purchases under the supply and manufacturing agreement for the year ended December 31, 2024, and no such purchases during the year ended December 31, 2023.

Contingencies

From time to time the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. As of December 31, 2024, there were no other claims or actions pending against the Company which management believes have a probable, or a reasonably possible, probability of an unfavorable outcome other than the TherapeuticsMD dispute as described below.

During the year ended December 31, 2023, the Company settled a portion of its trade payables with numerous vendors, which resulted in a $2.1 million reduction in trade payables. However, the Company may receive trade payable demand letters from its vendors that could lead to potential litigation. As of December 31, 2024, approximately 86% of the Company’s trade payables were greater than 90 days past due.

On December 14, 2020, a trademark dispute captioned TherapeuticsMD, Inc. v Evofem Biosciences, Inc., was filed in the U.S. District Court for the Southern District of Florida against the Company, alleging trademark infringement of certain trademarks owned by TherapeuticsMD under federal and state law (Case No. 9:20-cv-82296). On July 18, 2022, the Company settled the lawsuit with TherapeuticsMD, with certain requirements which were required to be performed by July 2024 (the Settlement Timeline), including changing the name of PHEXXI. The Company failed to meet the terms of the settlement agreement by the Settlement Timeline. As a result, the Company is currently working with TherapeuticsMD on resolution of this issue, including having filed an application for a new name in September 2024, which was conditionally approved by the FDA in early 2025. In accordance with ASC 450, the Company has accrued $0.8 million, the present value of the probable settlement amounts payable over the next several years, as a component of contingent liabilities in the consolidated balance sheet.

As of March 14, 2025, the Company has received five letters from purported Company stockholders demanding that the Company’s board of directors take action on behalf of the Company to remedy allegations regarding the Company’s disclosures to shareholders with respect to various alleged omissions of material information in its preliminary proxy statement filed September 23, 2024 relating to the Amended and Restated Merger Agreement, as amended, and one demand made under Section 220 of the DGCL for books and records related to the transaction and disclosures in the proxy statement. The Company believes all such demands are without merit.

On September 27, 2024, Future Pak, LLC, as agent for the Purchasers (in such capacity, the Designated Agent) provided a Notice of Event of Default and Reservation of Rights (the Notice of Default) relating to the Securities Purchase and Security Agreement dated April 23, 2020, as amended (SPA), by and among the Company, Designated Agent, as certain guarantors and the purchasers (each a Purchaser and collectively Purchasers). The Notice of Default claims that by entering into arrangements to repay certain existing obligations, including obligations owed to the U.S. Department of Health and Human Services, an Event of Default has occurred under Section 9.1(e) of the SPA. According to the Notice of Default, the Designated Agent has accelerated repayment of the outstanding principal balance owed by the Company under the Securities Purchase Agreement. If all Purchasers exercise the Section 5.7 Option (as defined below), the repurchase price would be equal to $106.8 million. Pursuant to Section 5.7(b) of the SPA, upon the occurrence of an Event of Default, each Purchaser may elect, at its option, to require the Company to repurchase the Note held by such Purchaser (or any portion thereof) at a repurchase price equal to two times the sum of the outstanding principal balance and all accrued and unpaid interest thereon, due within three business days after such Purchaser delivers a notice of such election (the Section 5.7 Option).

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

Intellectual Property Rights

In 2014, the Company entered into an amended and restated license agreement (the Rush License Agreement) with Rush University Medical Center (Rush University) pursuant to which Rush University granted the Company an exclusive, worldwide license of certain patents and know-how related to its multipurpose vaginal pH modulator technology. For the U.S. patent that the Company licensed from Rush University, multiple Orders Granting Interim Extension (OGIEs) were received from the United States Patent and Trademark Office (USPTO), extending the expiration of this patent to March 6, 2025. No further OGIEs have been received and the patent is believed to be expired. PHEXXI remains protected in the U.S. by four additional Orange Book patents solely-owned by Evofem.

Pursuant to the Rush License Agreement, the Company was obligated to pay Rush University an earned royalty based upon a percentage of net sales in the range of mid-single digits until the expiration of this patent. In September 2020, the Company entered into the first amendment to the Rush License Agreement, pursuant to which the Company was also obligated to pay a minimum annual royalty amount of $0.1 million to the extent the earned royalties do not equal or exceed $0.1 million commencing January 1, 2021. Such royalty costs, included in cost of goods sold, were $0.8 million and $0.7 million for the years ended December 31, 2024 and 2023 respectively. As of December 31, 2024 and 2023, approximately $2.0 million and $1.1 million were included in accrued expenses in the consolidated balance sheets. No further royalties will be due to Rush University after the patent expiration.

8. Convertible and Redeemable Preferred Stock and Stockholders’ Deficit

Warrants

In April and June 2020, pursuant to the Baker Bros. Purchase Agreement, as discussed in Note 4 - Debt, the Company issued warrants to purchase up to 2,732 shares of common stock in a private placement at an exercise price of $4,575 per share. The Second Baker Amendment provides that the exercise price of the Baker Warrants will equal the conversion price of the Baker Notes. The exercise price of the Baker warrants was $0.0154 per share as of December 31, 2024.

In May 2022, the Company completed an underwritten public offering (the May 2022 Public Offering) which included the issuance of common warrants to purchase 362,640 shares of common stock at a price to the public of $93.75 and the issuance of common warrants to purchase 205,360 shares of common stock at a price to the public of $93.63 (the May 2022 Common Stock Warrants). The May 2022 Common Stock Warrants were exercisable beginning on May 24, 2022 and have a five-year term. Due to features in the May 2022 Common Stock Warrants, including dilution adjustments requiring strike price resets, additional warrants have been periodically issued as required in the warrant agreements. As of December 31, 2024 there were 894,194 May 2022 Common Stock Warrants outstanding with an exercise price of $0.0154.

In June 2022, as required by the Second Baker Amendment, the Company issued the June 2022 Baker Warrants to purchase up to 582,886 shares of the Company’s common stock, $0.0001 par value per share. The June 2022 Baker Warrants have an exercise price of $93.75 per share and a five-year term and were exercisable beginning June 28, 2022. The June 2022 Baker Warrants also contain customary 4.99% and 19.99% limitations on exercise provisions. The exercise price and number of shares issuable upon exercise of the June 2022 Baker Warrants is subject to adjustment for certain dilutive issuances, stock splits and similar recapitalization transactions. The exercise price of these warrants was $0.0154 per share as of December 31, 2024.

In February, March, April, July, August, and September 2023, pursuant to the SSNs as discussed in Note 4 – Debt, the Company issued warrants to purchase up to 1,152,122 shares of the Company’s common stock at an exercise price of $2.50 per share, up to 2,615,383 shares of the Company’s common stock at an exercise price of $1.25 per share, and up to 22,189,349 shares of the Company’s common stock at an exercise price of $0.13 per share. The exercise price of these warrants was $0.0154 per share as of December 31, 2024.

On December 21, 2023, warrants to purchase up to 9,972,074 shares of the Company’s common stock were exchanged for 613 shares of the Company’s Series F-1 Shares.

As of December 31, 2024, warrants to purchase up to 20,807,539 shares of the Company’s common stock remain outstanding at a weighted average exercise price of $2.42 per share. In accordance with ASC 815, certain warrants previously classified as equity instruments were determined to be liability classified (the Reclassified Warrants) due to the Company having an insufficient number of authorized shares as of December 31, 2022; however, the impacted warrants were reclassified back to as equity instruments during the second quarter of 2023 as a result of the May 2023 Reverse Stock Split. During the first quarter of 2024, the Company obtained waivers from a majority of the convertible instrument holders, removing the requirement for shares to be reserved for conversion of their instruments, which will prevent the instruments from needing to be liability classified due to an insufficient number of authorized shares going forward. The Company will continue to re-evaluate the classification of its warrants at the close of each reporting period to determine the proper balance sheet classification for them. These warrants are summarized below:

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

Convertible and Redeemable Preferred Stock

On August 7, 2023, the Company filed a Certificate of Designation of Series E-1 Convertible Preferred Stock (Certificate of Designation), par value $0.0001 per share (the Series E-1 Shares). An aggregate of 2,300 shares was authorized. The Series E-1 Shares are convertible into shares of common stock at a conversion price of $0.40 per share and are both counted toward quorum on the basis of and have voting rights equal to the number of shares of common stock into which the Series E-1 Shares are then convertible. The Series E-1 Shares are senior to all common stock with respect to preferences as to dividends, distributions and payments upon a dissolution event. In the event of a liquidation event, the Series E-1 Shares are entitled to receive an amount per share equal to the Black Scholes Value as of the liquidation event plus the greater of 125% of the conversion amount (as defined in the Certificate of Designation) and the amount the holder of the Series E-1 Shares would receive if the shares were converted into common stock immediately prior to the liquidation event. If the funds available for liquidation are insufficient to pay the full amount due to the holders of the Series E-1 Shares, each holder will receive a percentage payout. The Series E-1 Shares are entitled to dividends at a rate of 10% per annum or 12% upon a triggering event. Dividends are payable in shares of common stock and may, at the Company’s election, be capitalized and added to the principal monthly. The Series E-1 Shares also have a provision that allows them to be converted to common stock at a conversion rate equal to the Alternate Conversion Price (as defined in the Certificate of Designation) times the number of shares subject to conversion times the 25% redemption premium in the event of a Triggering Event (as defined in the Certificate of Designation) such as in a liquidation event. The Series E-1 Shares are mandatorily redeemable in the event of bankruptcy. Series E-1 Shares rank higher than all shares of the Company’s common stock and Series F-1 Shares (defined below) with respect to the preferences as to dividends and any distributions and payments upon the liquidation, dissolution, and winding up of the Company.

On August 7, 2023, certain investors party to the December 2022 Notes and the February 2023 Notes exchanged $1.8 million total in principal and accrued interest under the outstanding convertible promissory notes for 1,800 shares of Series E-1 Shares (the August 2023 Preferred Stock Transaction). Per the Series E-1 Convertible Preferred Stock Certificate of Designation, the conversion rate can also be adjusted in several future circumstances, such as on certain dates after the exchange date and upon the issuance of additional convertible securities with a lower conversion rate or in the instance of a Triggering Event. As such, the conversion price as of December 31, 2023 was adjusted to $0.0615 per share. The Series E-1 Shares are classified as mezzanine equity within the consolidated balance sheets in accordance with ASC 480 because of a fixed 25% redemption premium upon a Triggering Event and no mandatory redemption feature. During the year ended December 31, 2023, $1.8 million was recorded as an increase to additional paid-in-capital for the preferred shares in the consolidated statement of convertible and redeemable preferred stock and stockholders’ deficit related to the August 2023 Preferred Stock Transaction and a dividend of $0.1 million was recorded as an increase to the number of Series E-1 Shares outstanding. A deemed dividend of $0.1 million was recorded as an increase to the number of Series E-1 Shares outstanding in the year ended December 31, 2024.

On December 11, 2023, the Company filed a Certificate of Designation of Series F-1 Convertible Preferred Stock (F-1 Certificate of Designation), par value $0.0001 per share (the Series F-1 Shares). An aggregate of 95,000 shares was authorized. The Series F-1 Shares are convertible into shares of common stock at a conversion price of $0.0635 per share and do not have the right to vote on any matters presented to the holders of the Company’s common stock. The Series F-1 Shares are senior to all common stock and subordinate to the Series E-1 Shares with respect to preferences as to distributions and payments upon a dissolution event. In the event of a liquidation event, the Series F-1 Shares are entitled to receive an amount per share equal to the Black Scholes Value as of the liquidation event plus the greater of 125% of the conversion amount (as defined in the F-1 Certificate of Designation) and the amount the holder of the Series F-1 Shares would receive if the shares were converted into common stock immediately prior to the liquidation event. If the funds available for liquidation are insufficient to pay the full amount due to the holders of the Series F-1 Shares, each holder will receive a percentage payout. The Series F-1 Shares are not entitled to dividends. The Series F-1 Shares also have a provision that allows them to be converted to common stock at a conversion rate equal to the Alternate Conversion Price (as defined in the F-1 Certificate of Designation) times the number of shares subject to conversion times the 25% redemption premium in the event of a Triggering Event (as defined in the F-1 Certificate of Designation) such as in a liquidation event. The Series F-1 Shares are mandatorily redeemable in the event of bankruptcy. In June 2024, the Required Holders, as defined in the F-1 Certificate of Designation, approved an amended and restated certificate of designation (the Amended F-1 Certificate of Designation) to the Company’s certificate of designation designating the rights, preferences and limitations of the Company’s Series F-1 Shares. Series F-1 Shares rank higher than all shares of the Company’s common stock with respect to the preferences as to dividends and any distributions and payments upon the liquidation, dissolution, and winding up of the Company. The Amended F-1 Certificate of Designation provides for the removal of the conversion price adjustment provisions previously included and changed the conversion price to $0.0154.

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

During 2024, as part of the funding requirement by Aditxt pursuant to the A&R Merger Agreement, the Company issued a total of 4,000 Series F-1 Shares to Aditxt for an aggregate purchase price of $4.0 million. Additionally, Aditxt also paid the Company $1.0 million in May 2024 in conjunction with signing the Reinstatement and Fourth Amendment to the Merger Agreement. The 4,000 Series F-1 Shares were recorded at fair value with the variance between the immaterial fair value and the total $5.0 million cash received being recorded as additional paid-in-capital in the consolidated balance sheet as of December 31, 2024.

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

In connection with the SSNs issuances, during the years ended December 31, 2024 and 2023, the Company increased the number of outstanding Purchase Rights by 1,133,836,815 and 380,821,882, respectively, due to the reset of its exercise price, recorded a $3.3 million and $5.6 million loss on issuance of financial instruments in the Consolidated Statements of Operations, respectively. The exercise price will also be adjusted if any other convertible instruments have price resets. In addition, the Company issued 69,875,000 and 16,534,856 shares of common stock upon the exercises of certain Purchase Rights during the years ended December 31, 2024 and 2023, respectively.

On December 21, 2023, the Company issued 21,667 shares of the Series F-1 Shares in exchange for a partial value of certain purchase rights, as described above.

As of December 31, 2024, Purchase Rights of 1,519,148,899 shares of the Company’s common stock remained outstanding.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance, on a one-for-one basis, is as follows in common equivalent shares as of December 31, 2024:

Common stock issuable upon the exercise of stock options outstanding	3,372
Common stock issuable upon the exercise of common stock warrants	10,598,201
Common stock available for future issuance under the 2019 ESPP	509
Common stock available for future issuance under the Amended and Restated 2014 Plan	5,789
Common stock available for future issuance under the Amended Inducement Plan	609
Common stock reserved for the exercise of purchase rights	741,490,642
Common stock reserved for the conversion of convertible notes	161,791,329
Common stock reserved for the conversion of series E-1 preferred stock	44,294,716
Total common stock reserved for future issuance(1)	958,185,167

(1)	The common stock reserved for future issuances in the table above include only the shares that must be legally reserved based on the applicable instruments’ agreements whereas the total common stock reserved for future issuance in Note 2 - Summary of Significant Accounting Policies includes all potentially dilutive securities that are not included in the diluted EPS as per U.S. GAAP.

9. Stock-based Compensation

Equity Incentive Plans

No equity awards were issued in either year presented. The following table summarizes stock-based compensation expense related to stock options granted to employees, non-employee directors and consultants included in the consolidated statements of operations as follows (in thousands):

	Years Ended December 31,
	2024	2023
Research and development	$33	$117
Sales and marketing	91	188
General and administrative	723	884
Total	$847	$1,189

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

On September 15, 2014, the Company’s board of directors adopted, and stockholders approved, the 2014 Equity Incentive Plan (the 2014 Plan), which was amended and restated on each of May 2018 and February 26, 2019 (the Amended and Restated 2014 Plan). Per the terms of the Amended and Restated 2014 Plan, the shares reserved will automatically increase on each January 1 through 2024, by an amount equal to the smaller of (i) 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31; or (ii) an amount determined by our board of directors. There was no increase to the shares reserved under the plan on January 1, 2023 or 2024. No further awards may be issued under the 2014 Plan as it expired in September 2024.

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

Stock Options

The following table summarizes share option activity for the years ended December 31, 2024:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	3,747	$6,950.00	6.3	-
Granted	-	$-	-	-
Exercised	-	$-	-	-
Forfeited	(375)	$5,580.03	-	-
Outstanding as of December 31, 2024	3,372	$7,201.29	5.3	-
Options expected to vest as of December 31, 2024	3,372	$7,201.29	5.3	-
Options vested and exercisable as of December 31, 2024	3,206	$7,566.54	5.1	-

As of December 31, 2024, unrecognized stock-based compensation expense for employee stock options was approximately $0.2 million, which the Company expects to recognize over a weighted-average remaining period of 0.7 years, assuming all unvested options become fully vested.

There were no stock-based compensation awards issued for the years ended December 31, 2024 and 2023.

10. Employee Benefits

The Company has a defined contribution 401(k) plan (401(k) Plan) for all qualifying employees. Employees are eligible to participate in the plan beginning on the first day of the month following their three-month anniversary of employment. Under the terms of the 401(k) Plan, employees may make voluntary contributions as a percentage of their compensation. The Company makes a safe-harbor contribution of 3.0% of each employee’s gross earnings, subject to Internal Revenue Service limitations. In the years ended December 31, 2024 and 2023, the Company made safe-harbor contributions of approximately $0.2 million in each year.

11. Income Taxes

The Company is subject to taxation in the U.S. and various states jurisdictions. Tax years since inception remain open to examination by the major taxing jurisdictions. The Company’s consolidated pretax income (loss) for the years ended December 31, 2024 and 2023 were generated by domestic as follows (in thousands). There are no consolidated pretax losses generated by foreign operations for the periods indicated.

	2024	2023
United States	$(8,860)	$52,996
Total	$(8,860)	$52,996

The income tax provision for the years ended December 31, 2024 and 2023 consisted of the following (in thousands):

	2024	2023
United States	$-	$-
State	-	(17)
Total current tax provision	-	(17)
Total deferred tax provision	-	-
Total	$-	$(17)

The reconciliation between the Company’s effective tax rate on income (loss) before income tax and the statutory tax rate for the years ended December 31, 2024 and 2023 was as follows:

	2024	2023
Statutory rate	21.00%	21.00%
State income tax, net of federal benefit	3.24%	(0.39)%
Nondeductible expenses	(5.46)%	0.23%
Equity-based expenses	(3.16)%	3.04%
Change in fair value of purchase rights	9.93%	(1.93)%
Change in fair value of financial instruments	(6.24)%	(27.17)%
Return to provision	1.48%	0.18%
Tax credits	-%	(0.44)%
Uncertain tax positions	0.08%	0.12%
Change in valuation allowance	(20.87)%	5.37%
Effective tax rate	-%	(0.01)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s net deferred tax assets arising from its taxable subsidiaries consisted of the following components as of December 31, 2024 and 2023 (in thousands):

	2024	2023
Deferred tax assets:
Net loss carryforwards	$131,573	$130,746
Fixed assets and intangibles	302	246
Research and development capitalization	6,302	4,067
Research and development credits	2,493	6,320
Stock-based compensation	2,566	2,513
Other	3,212	1,098
Total deferred tax assets	146,448	144,990
Deferred tax liabilities
Lease assets	(21)	(22)
Fixed assets	(12)	(156)
Other	-	(27)
Less: valuation allowance	(146,415)	(144,785)
Net deferred tax assets	$-	$-

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

As of December 31, 2024, the Company had net operating loss (NOL) carryforwards for federal income tax purposes of approximately $573.9 million, which will begin to expire in 2030 if not utilized. As of December 31, 2024, the Company had NOL carryforwards in various states of approximately $226.0 million. The state carryforwards have varying expiration dates beginning in 2030.

As of December 31, 2024, the Company had federal and state research and development (R&D) tax credit carryforwards of approximately $6.4 million and $2.5 million, respectively. The federal R&D tax credits begin to expire in 2031, unless utilized, and the state credits do not expire.

For the tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminates the option to currently deduct research and development expenses and requires taxpayers to capitalize and amortize them over five years for research activities performed in the U.S. and 15 years for research activities performed outside the U.S. pursuant to IRC Section 174. Although Congress is considering legislation that would repeal or defer this capitalization and amortization requirement, it is not certain that this provision will be repealed or otherwise modified. If the requirement is not repealed or replaced, it will decrease our tax deduction for research and development expense in future years.

The following table summarized the activity related to the Company’s gross unrecognized tax benefits as of December 31, 2024 and 2023 (in thousands):

	2024	2023
Balance at the beginning of the year	$3,051	$2,988
Adjustments related to prior year tax positions	(8)	55
Increases related to current year tax positions	-	8
Balance at end of year	$3,043	$3,051

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits, and uncertain income tax positions must meet a more likely than not recognition threshold to be recognized. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statements of operations. There were no accrued interest and penalties associated with unrecognized tax benefits as of December 31, 2024. The Company does not anticipate a significant change in its uncertain tax benefits over the next 12 months.

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

12. Subsequent Events

Subsequent to December 31, 2024, the Company negotiated a portion of its trade payables with numerous vendors, which resulted in a $5.6 million reduction in trade payables and accrued expenses.

On March 22, 2025, the Company, Parent and Merger Sub entered into the fifth amendment to the A&R Merger Agreement (the Fifth Amendment), to (i) change the required consummation date to September 30, 2025; (ii) add a Parent Investment of $1.5 million to be completed by April 7, 2025; and (iii) add a special meeting consummation date being on or prior to September 26, 2025.

