Form 10-K/A
period 2024-12-31
Evofem Biosciences, Inc.
filed 2025-03-28
CIK 1618835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The number of shares of Registrant’s Common Stock outstanding as of March 27, 2025 was 113,356,354.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this Amendment) amends the Annual Report on Form 10-K of Evofem Biosciences, Inc. (the Company) for the fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission (the SEC) on March 24, 2025 (the Original Filing). The Consent of Independent Registered Public Accounting Firm filed as Exhibit 23.1 to the Original Filing (the Auditor Consent) inadvertently contained the incorrect audit opinion and fiscal year-end dates. This Amendment is being filed to provide the Auditor Consent with the correct audit opinion and fiscal year-end dates.

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, dated as of the filing date of this Amendment.

No other changes were made to the Original Filing.

3. Exhibits Required to Be Filed by Item 601 of Regulation S-K.

A list of exhibits is set forth on the following page and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Title	Herewith	Form	File No.	Date Filed
2.1	Definitive agreement by and between the Company and Aditxt, Inc.		8-K	001-36754	12/12/2023
2.2	First Amendment to the Merger Agreement, dated January 8, 2024		8-K	001-36754	1/11/2024
2.3	Second Amendment to the Merger Agreement, dated January 20, 2024		8-K	001-36754	1/31/2024
2.4	Third Amendment to the Merger Agreement, dated February 29, 2024		8-K	001-36754	3/6/2024
2.5	Reinstatement and Fourth Amendment to Merger Agreement dated May 2, 2024		8-K	001-36754	5/2/2024
2.6	Amended and Restated Plan of Merger, by and between the Company, Aditxt, Inc. and Adifem, Inc.		8-K	001-36754	7/18/2024
2.7	First Amendment to the Amended and Restated Agreement and Plan of Merger, by and between the Company, Aditxt, Inc., and Adifem, Inc., dated August 16, 2024		8-K	001-36754	8/20/2024
2.8	Second Amendment to the Amended and Restated Agreement and Plan of Merger, by and between the Company, Aditxt, Inc., and Adifem, Inc., dated September 6, 2024		8-K	001-36754	9/6/2024
2.9	Third Amendment to the Amended and Restated Agreement and Plan of Merger, by and among the Company, Aditxt, Inc. and Adifem, Inc., dated October 2, 2024		8-K	001-36754	10/3/2024
2.10	Fourth Amendment to the Amended and Restated Agreement and Plan of Merger, by and among the Company, Aditxt, Inc. and Adifem, Inc., dated November 19, 2024		8-K	001-36754	11/25/2024
2.11	Fifth Amendment to the Amended and Restated Agreement and Plan of Merger by and among the Company, Aditxt, Inc. and Adifem, Inc., dated March 22, 2025		10-K	001-36754	3/24/2025
3.1	Amended and Restated Bylaws of the Registrant.		8-K	001-36754	1/17/2018
3.2	Certificate of Designation of the Series A Preferred Stock of the Company.		8-K	001-36754	3/25/2020
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock.		8-K	001-36754	10/12/2021
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock		8-K	001-36754	3/24/2022
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation		8-K	001-36754	5/5/2022
3.6	Amended and Restated Certificate of Incorporation		10-Q	001-36754	5/10/2022
3.7	Certificate of Designation of Series D Preferred Shares		8-K	001-36754	12/21/2022
3.8	Certificate of Amendment to the Amended and Restated Certificate of Incorporation		8-K	001-36754	5/17/2023
3.9	Amended and Restated Bylaws of the Registrant.		8-K	001-36754	7/17/2023
3.1	Certificate of Designation of Series E-1 Preferred Stock.		8-K	001-36754	8/10/2023
3.11	Amendment to the amended and Restated Certificate of Incorporation of Evofem Biosciences, Inc		8-K	001-36754	9/15/2023
3.12	Certificate of Designation of Series F-1 Preferred Stock		8-K	001-36754	12/12/2023
3.13	Amended and Restated certificate of Designation of Series F-1 Convertible Preferred Stock		8-K	001-36754	6/26/2024

4.1	Form of Stock Certificate.	10-K	001-36754	2/26/2018
4.2	Form of Pre-Funded Warrant.	S-1	333-224958	5/16/2018
4.3	Form of Reload Warrant.	8-K	001-36754	2/11/2019
4.4	Form of Warrant.	8-K	001-36754	4/11/2019
4.5	Form of Note.	8-K	001-36754	4/27/2020
4.6	Form of Warrant.	8-K	001-36754	4/27/2020
4.7	Form of Warrant to Purchase Common Stock.	8-K	001-36754	5/19/2021
4.8	Form of Warrant.	8-K	001-36754	1/13/2022
4.9	Form of Senior Subordinated Note.	8-K	001-36754	1/13/2022
4.10	Form of Warrant.	8-K	001-36754	3/1/2022
4.11	Form of Senior Subordinated Note.	8-K	001-36754	3/1/2022
4.12	Description of Evofem’s securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.	10-K	001-36754	3/10/2022
4.13	Form of Senior Subordinated Note.	8-K	001-36754	5/5/2022
4.14	Form of Warrant.	8-K	001-36754	5/5/2022
4.15	Form of Pre-Funded Warrant	8-K	001-36754	5/23/2022
4.16	Form of Warrant	8-K	001-36754	5/23/2022
4.17	Form of Senior Secured Convertible Note	8-K	001-36754	12/21/2022
4.18	Form of Warrant	8-K	001-36754	12/21/2022
4.19	Form of Senior Subordinated Convertible Note.	8-K	001-36754	2/23/2023
4.20	Form of Warrant.	8-K	001-36754	2/23/2023
4.21	Form of Registration Rights Agreement.	8-K	001-36754	2/23/2023
4.22	Form of Senior Subordinated Convertible Note.	8-K	001-36754	3/14/2023
4.23	Form of Warrant.	8-K	001-36754	3/14/2023
4.24	Form of Registration Rights Agreement.	8-K	001-36754	3/14/2023
4.25	Form of Senior Subordinated Convertible Note.	8-K	001-36754	3/24/2023
4.26	Form of Warrant.	8-K	001-36754	3/24/2023
4.27	Form of Registration Rights Agreement.	8-K	001-36754	3/24/2023
4.28	Form of Senior Subordinated Convertible Note.	8-K	001-36754	4/10/2023
4.29	Form of Warrant.	8-K	001-36754	4/10/2023
4.30	Form of Registration Rights Agreement.	8-K	001-36754	4/10/2023
4.31	Form of Senior Subordinated Convertible Note.	8-K	001-36754	7/10/2023
4.32	Form of Warrant.	8-K	001-36754	7/10/2023
4.33	Form of Registration Rights Agreement.	8-K	001-36754	7/10/2023
4.34	Form of Registration Rights Agreement.	8-K	001-36754	8/10/2023
4.35	Form of Senior Subordinated Convertible Note.	8-K	001-36754	8/10/2023
4.36	Form of Warrant.	8-K	001-36754	8/10/2023
4.37	Form of Senior Subordinated Convertible Note.	8-K	001-36754	10/3/2023
4.38	Form of Warrant.	8-K	001-36754	10/3/2023
4.39	Form of Registration Rights Agreement.	8-K	001-36754	10/3/2023
4.40	Form of Senior Subordinated Convertible Note.	8-K	001-36754	12/7/2023
9.1	Form of Support Agreement, by and between the Company and the Investor, dated as of October 28, and October 30, 2024.	8-K	001-36754	10/31/2024
10.1	2014 Employee Stock Purchase Plan.	S-1/A	333-199449	11/10/2014

10.2	Form of Stock Option Agreement under Amended and Restated 2014 Equity Incentive Plan.	S-1/A	333-199449	11/10/2014
10.3	Form of Restricted Stock Units Agreement under the Amended and Restated 2014 Equity Incentive Plan.	S-1/A	333-199449	11/10/2014
10.4	Form of Restricted Stock Agreement under the Amended and Restated 2014 Equity Incentive Plan.	S-1/A	333-199449	11/10/2014
10.5	Form of Notice of Grant of Restricted Stock Units under the Amended and Restated 2014 Equity Incentive Plan.	S-1/A	333-199449	11/10/2014
10.6	Form of Notice of Grant of Restricted Stock under the Amended and Restated 2014 Equity Incentive Plan.	S-1/A	333-199449	11/10/2014
10.7	Form of Notice of Grant of Stock Option under the Amended and Restated 2014 Equity Incentive Plan.	S-1/A	333-199449	11/10/2014
10.8	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.	S-1	333-199449	10/17/2017
10.9	Form of Stock Option Agreement under 2007 Stock Plan.	S-1	333-199449	10/17/2017
10.10	Form of Registration Rights Agreement.	8-K	001-36754	10/17/2017
10.11	Evofem Biosciences Operations, Inc. Amended and Restated 2012 Equity Incentive Plan.	S-4	333-221592	11/15/2017
10.12	Form of Notice of Option Grant and Option Agreement under the Evofem Biosciences Operations, Inc. Amended and Restated 2012 Equity Incentive Plan.	S-4	333-221592	11/15/2017
10.13	Form of Notice of Grant of Restricted Stock Award under the Evofem Biosciences Operations, Inc. Amended and Restated 2012 Equity Incentive Plan.	S-4	333-221592	11/15/2017
10.14	Amended and Restated License Agreement, by and between Rush University Medical Center and Evofem, Inc. dated as of March 27, 2014.	S-4	333-221592	11/15/2017

10.15	Executive Employment Agreement, dated as of July 2, 2018, by and between the Registrant and Saundra Pelletier.	8-K	001-36754	7/3/2018
10.16	Form of Notice of Grant of Stock Option under the 2018 Inducement Equity Incentive Plan.	10-Q	001-36754	8/2/2018
10.17	Evofem Biosciences, Inc. 2019 Employee Stock Purchase Plan.	8-K	001-36754	6/5/2019
10.18	Lease, entered into October 3, 2019, by and between the Registrant and Kilroy Realty, L.P.	10-Q	001-36754	11/7/2019
10.19	Supply and Manufacturing Agreement, dated November 4, 2019, by and between the Registrant and DPT Laboratories, Ltd.	10-K	001-36754	3/12/2020
10.20	Securities Purchase and Security Agreement, dated as of April 23, 2020, by and among Evofem Biosciences, Inc., its wholly-owned domestic subsidiaries as guarantors, certain affiliates of Baker Bros. Advisors LP, as purchasers, and Baker Bros. Advisors LP, as designated agent.	8-K	001-36754	4/27/2020
10.21	Intellectual Property Security Agreement, dated as of April 23, 2020, by and among Evofem Biosciences, Inc., Evofem, Inc. and Baker Bros. Advisors LP, as collateral agent.	8-K	001-36754	4/27/2020
10.22	Form of Registration Rights Agreement.	8-K	001-36754	4/27/2020
10.23	First Amendment to Office Lease, dated as of April 14, 2020, by and between the Registrant and Kilroy Realty, L.P.	10-Q	001-36754	5/6/2020
10.24	Securities Purchase Agreement, dated as of October 14, 2020, by and among Evofem Biosciences, Inc., Adjuvant Global Health Technology Fund, L.P. and Adjuvant Global Health Technology Fund DE, L.P., as purchasers.	8-K	001-36754	10/15/2020
10.25	Form of Convertible Promissory Note.	8-K	001-36754	10/15/2020
10.26	Registration Rights Agreement, dated as of October 14, 2020, by and among Evofem Biosciences, Inc., Adjuvant Global Health Technology Fund, L.P. and Adjuvant Global Health Technology Fund DE, L.P., as investors.	8-K	001-36754	10/15/2020
10.27	Letter Agreement, dated as of October 14, 2020, by and among Evofem Biosciences, Inc., Adjuvant Global Health Technology Fund, L.P. and Adjuvant Global Health Technology Fund DE, L.P.	8-K	001-36754	10/15/2020
10.28	Amendment No. 1 to Amended and Restated License Agreement, by and between Rush University Medical Center and Evofem, Inc., dated September 29, 2020	10-Q	001-36754	11/9/2020
10.29	Evofem Biosciences, Inc. Amended and Restated 2014 Equity Incentive Plan.	10-K	001-36754	3/4/2021
10.30	Evofem Biosciences, Inc. Incentive Recoupment Policy	10-K	001-36754	3/4/2021

10.31	First Amendment to Securities Purchase and Security Agreement, dated as of November 20, 2021, by and among Evofem Biosciences, Inc., certain affiliates of Baker Bros. Advisors LP, as purchasers, and Baker Bros. Advisors LP, as designated agent.	8-K	001-36754	11/22/2021
10.32	Securities Purchase Agreement, dated as of January 13, 2022, by and amount Evofem Biosciences, Inc. and each investor listed therein.	8-K	001-36754	1/13/2022
10.33	Amended and Restated Non-Employee Director Compensation Policy (to be effective April 1, 2022).	10-K	001-36754	3/10/2022
10.34	Amended and Restated Non-Employee Director Compensation Policy (currently in effect).	10-K	001-36754	3/10/2022
10.35	Second Amendment to Securities Purchase and Security Agreement, dated as of April 23, 2020, by and among Evofem Biosciences, Inc., certain affiliates of Baker Bros. Advisors LP, as purchasers, and Baker Bros. Advisors LP, as designated agent.	8-K	001-36754	3/21/2022
10.36	Form of Exchange Agreement	8-K	001-36754	3/24/2022
10.37	First Amendment to Securities Purchase Agreement, dated as of October 14, 2020, by and among Evofem Biosciences, Inc. Adjuvant Global Health Technology Fund, L.P. and Adjuvant Global Health Technology Fund, DE LP.	8-K	001-36754	4/7/2022
10.38	Form of Amendment and Exchange Agreement	8-K	001-36754	5/5/2022
10.39	Forbearance Agreement, dated as of September 15, 2022, by and among Evofem Biosciences, Inc. and certain institutional investors.	8-K	001-36754	9/16/2022
10.40	Forbearance Agreement, dated as of September 15, 2022, by and among Evofem Biosciences, Inc., Adjuvant Global Health Technology Fund, LP, and Adjuvant Global Health Technology Fund, DE, LP.	8-K	001-36754	9/16/2022
10.41	Subordination Agreement, dated as of September 15, 2022, by and among Global Health Technology Fund, LP, Adjuvant Global Health Technology Fund, DE, LP, and certain institutional investors and their designated agent.	8-K	001-36754	9/16/2022
10.42	Form of Investor Exchange Agreement.	8-K	001-36754	9/16/2022
10.43	Form of Adjuvant Exchange Agreement.	8-K	001-36754	9/16/2022
10.44	Form of Right.	8-K	001-36754	9/16/2022
10.45	Third Amendment to Securities Purchase and Security Agreement, dated as of September 15, 2022, by and among Evofem Biosciences, Inc., certain institutional investor and their designated agent.	8-K	001-36754	9/16/2022
10.46	Second Amendment to Securities Purchase Agreement, dated as of September 15, 2022, by and among Evofem Biosciences, Inc., Adjuvant Global Health Technology Fund, LP, and Adjuvant Global Health Technology Fund, DE, LP.	8-K	001-36754	9/16/2022
10.47	Form of Securities Purchase Agreement	8-K	001-36754	12/21/2022
10.48	Form of Registration Rights Agreement	8-K	001-36754	12/21/2022
10.49	First Amendment to Forbearance Agreement	8-K	001-36754	12/21/2022

10.50	^^	Fourth Amendment to Securities Purchase and Security Agreement		8-K	001-36754	9/11/2023
10.51		Asset Purchase Agreement, by and between the Company and Lupin Inc.		8-K	001-36754	7/18/2024
10.52		License Agreement, by and between the Company and Pharma 1 Drug Store, L.L.C.		8-K	001-36754	7/23/2024
10.53		Securities Purchase Agreement, by and between the Company and Aditxt, Inc., dated as of July 12, 2024.		8-K	001-36754	7/23/2024
10.54		Registration Rights Agreement, by and between the Company and Aditxt, Inc., dated as of July 12, 2024.		8-K	001-36754	7/23/2024
10.55		Securities Purchase Agreement, by and between the Company and Aditxt, Inc., dated as of August 9, 2024.		10-Q	001-36754	8/14/2024
10.56		Registration Rights Agreement, by and between the Company and Aditxt, Inc., dated as of August 9, 2024.		10-Q	001-36754	8/14/2024
10.57		Securities Purchase Agreement, by and between the Company and Aditxt, Inc., dated as of September 20, 2024.		10-Q	001-36754	9/25/2024
10.58		Registration Rights Agreement, by and between the Company and Aditxt, Inc., dated as of September, 2024.		10-Q	001-36754	9/25/2024
10.59		Securities Purchase Agreement, by and between the Company and Aditxt, Inc., dated as of October 2, 2024.		8-K	001-36754	10/3/2024
10.60		Registration Rights Agreement, by and between the Company and Aditxt, Inc., dated as of October 2, 2024.		8-K	001-36754	10/3/2024
10.61		Securities Purchase Agreement, by and between the Company and Aditxt, Inc., dated as of October 28, 2024.		8-K	001-36754	10/28/2024
10.62		Registration Rights Agreement, by and between the Company and Aditxt, Inc., dated as of October 28, 2024.		8-K	001-36754	10/28/2024
10.63		Form of Support Agreement, by and between the Company and the Investor, dated as of October 28, and October 30, 2024.		8-K	001-36754	10/31/2024
10.64		Amended Employment Agreement, by and between the Company and Ivy Zhang, dated as of November 8, 2024.		10-Q	001-36754	11/14/2024
10.65		Amended Employment Agreement, by and between the Company and Saundra Pelletier, dated as of November 8, 2024.		10-Q	001-36754	11/14/2024
19.1*		Insider trading policies and procedures		10-K	001-36754	3/24/2025
19.2*		Incentive compensation recoupment policy		10-K	001-36754	3/24/2025
21.1*		List of Subsidiaries		10-K	001-36754	3/24/2025
23.1*		Consent of BPM, LLP	X
31.1	*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	†	Inline XBRL Instance Document		10-K	001-36754	3/24/2025
101.SCH	†	Inline XBRL Taxonomy Extension Schema Document		10-K	001-36754	3/24/2025
101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase Document		10-K	001-36754	3/24/2025
101.DEF	†	Inline XBRL Definition Linkbase Document		10-K	001-36754	3/24/2025
101.LAB	†	Inline XBRL Taxonomy Extension Labels Linkbase Document		10-K	001-36754	3/24/2025
101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase Document		10-K	001-36754	3/24/2025
104		Cover Page Interactive Data File (embedded within the Inline XBRL document)		10-K	001-36754	3/24/2025

Δ	Management Compensation Plan or arrangement.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 406 under the Securities Act of 1933, as amended.

^	The schedules and exhibits to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

^^	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.

*	Furnished herewith. This certification is being furnished solely to accompany this Annual Report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation by reference language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned hereunto duly authorized.

EVOFEM BIOSCIENCES, INC.

March 28, 2025	By:	/s/ Saundra Pelletier
	Name:	Saundra Pelletier
	Title:	President, Chief Executive Officer and Interim Chairperson of the Board