Form 10-Q
period 2025-03-31
Evofem Biosciences, Inc.
filed 2025-05-15
CIK 1618835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

N/A

(Former name or former address, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	EVFM	OTCPK

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

The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding as of May 9, 2025 was 113,356,354.

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

These forward-looking statements include, among other things, statements about:

●	the consummation of the transactions contemplated by the Merger Agreement and documents related thereto;
●	our ability to continue as a going concern;
●	the Notice of Default and cancellation of Forbearance Agreement received by Future Pak, LLC and any potential legal action(s) against the Company, including that its assets that could be taken and potential negative outcome(s) thereof;
●	our ability to successfully integrate and commercialize SOLOSEC® (secnidazole) 2g oral granules (SOLOSEC);
●	our ability to remediate the material weaknesses in our internal controls and procedures identified by management;
●	our ability to obtain necessary approvals of any corporate action(s) needing stockholder, FINRA, or other approvals;
●	our ability to file Annual and Quarterly Reports on a timely basis;
●	our ability to raise additional capital to fund our operations if and as needed;
●	our ability to achieve and sustain profitability;
●	our estimates regarding our future performance including, without limitation, any estimates of potential future revenues;
●	estimates regarding market size;
●	our estimates regarding expenses, revenues, financial performance, and capital requirements, including the length of time our capital resources will sustain our operations;
●	our ability to comply with the provisions and requirements of our debt arrangements, to avoid future defaults pursuant to our debt arrangements, and to pay amounts owed, including any amounts that may be accelerated, pursuant to our debt arrangements;
●	estimates regarding health care providers’ (HCPs’) recommendations of PHEXXI® (lactic acid, citric acid, and potassium bitartrate) vaginal gel (PHEXXI) to patients;
●	estimates regarding HCPs’ recommendations of SOLOSEC to patients suffering from the sexual health infections for which it is indicated;
●	the rate and degree of market acceptance of our products;
●	our ability to successfully commercialize and distribute our products and continue to develop our sales and marketing capabilities, particularly after any product rebrand;
●	the requirement to change the name of PHEXXI and our estimates regarding the timing and cost thereof;
●	our estimates regarding the effectiveness of our marketing campaigns;
●	our strategic plans for our business, including the commercialization of our products;

●	the potential for changes to current regulatory mandates requiring health insurance plans to cover U.S. Food and Drug Administration (FDA)-cleared or -approved contraceptive products without cost sharing;
●	our ability to obtain or maintain third-party payer coverage and adequate reimbursement, and our reliance on the willingness of patients to pay out-of-pocket for our products absent full or partial third-party payer reimbursement;
●	our ability to protect and defend our intellectual property position and our reliance on third party licensors;
●	our ability to obtain additional patent protection for our products;
●	our dependence on third parties for the manufacture of our products;
●	our ability to expand our organization to accommodate potential growth; and
●	our ability to retain and attract key personnel.

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

This Quarterly Report includes our trademarks, trade names and service marks, including “EVOFEM®” “PHEXXI®”, “FEMIDENCE™”, and “SOLOSEC®”, which are protected under applicable intellectual property laws and are the property of Evofem Biosciences, Inc. or its subsidiaries. Solely for convenience, trademarks, trade names and service marks referred to in this Quarterly Report may appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply a relationship with, or endorsement or sponsorship of us by, these other parties.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value and share data)

	As of
	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$221	$-
Restricted cash	888	741
Trade accounts receivable, net	1,149	9,832
Inventories	2,263	1,577
Prepaid and other current assets	1,352	1,459
Total current assets	5,873	13,609

Property and equipment, net	429	458
Operating lease right-of-use assets	52	89
Intangible asset, net (Note 7)	6,487	9,597
Other noncurrent assets	36	36
Total assets	$12,877	$23,789
Liabilities, convertible and redeemable preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$11,224	$16,172
Notes - carried at fair value (Note 4)	14,327	14,974
Convertible notes, net - Adjuvant (Note 4)	31,346	30,769
Short term debt	-	135
Accrued expenses	3,243	5,509
Accrued compensation	2,645	3,494
Operating lease liabilities - current	48	82
Derivative liabilities	138	1,359
Contingent liabilities - current (Note 7)	705	592
Other current liabilities	7,178	7,362
Total current liabilities	70,854	80,448
Operating lease liabilities - noncurrent	5	7
Contingent liabilities - noncurrent (Note 7)	6,820	9,809
Total liabilities	77,679	90,264
Commitments and contingencies (Note 7)	-	-
Convertible and redeemable preferred stock, $0.0001 par value, senior to common stock
Series E-1 and F-1 convertible and redeemable preferred stock, 2,300 and 95,000 shares authorized; 2,121 and 2,068 shares of E-1 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively; 26,280 shares of F-1 issued and outstanding at both March 31, 2025 and December 31, 2024	4,785	4,782
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at both March 31, 2025 and December 31, 2024	-	-
Common Stock, $0.0001 par value; 3,000,000,000 shares authorized; 113,356,354 shares issued and outstanding at both March 31, 2025 and December 31, 2024	11	11
Additional paid-in capital	829,096	829,026
Accumulated other comprehensive loss	(1,983)	(2,630)
Accumulated deficit	(896,711)	(897,664)
Total stockholders’ deficit	(69,587)	(71,257)
Total liabilities, convertible and redeemable preferred stock and stockholders’ deficit	$12,877	$23,789

See accompanying notes to the condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Product sales, net	$845	$3,603

Operating Expenses (Benefits):
Cost of goods sold	365	684
Amortization of intangible asset	223	-
Research and development, net	(5,035)	594
Selling and marketing	2,600	2,345
General and administrative	2,365	2,824
Total operating expenses	518	6,447
Income (loss) from operations	327	(2,844)
Other income (expense):
Interest income	8	4
Other expense, net	(600)	(616)
Loss on issuance of financial instruments	-	(3,275)
Gain on debt extinguishment, net	-	1,120
Change in fair value of financial instruments	1,221	802
Total other income (expense), net	629	(1,965)
Income (loss) before income tax	956	(4,809)
Income tax expense	-	-
Net income (loss)	956	(4,809)
Convertible and redeemable preferred stock deemed dividends	(3)	(47)
Net income (loss) attributable to common stockholders	$953	$(4,856)
Net income (loss) per share attributable to common stockholders:
Basic	$0.01	$(0.16)
Diluted	$0.00	$(0.16)
Weighted-average shares used to compute net income (loss) per share attributable to common shareholders:
Basic	113,356,354	31,194,393
Diluted	6,039,898,041	31,194,393

See accompanying notes to condensed consolidated financial statements (unaudited).

4

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$956	$(4,809)
Other comprehensive income:
Change in fair value of financial instruments attributed to credit risk change (Note 4)	647	324
Comprehensive income (loss)	$1,603	$(4,485)

See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE AND REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands, except share data)

	Series E-1 Convertible and Redeemable Preferred Stock		Series F-1 Convertible and Redeemable Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance as of December 31, 2024	2,068	$1,979	26,280	$2,803	113,356,354	$11	$829,026	$(2,630)	$(897,664)	$(71,257)
Stock-based compensation	-	-	-	-	-	-	70	-	-	70
Change in fair value of financial instruments attributed to credit risk change (Note 4)	-	-	-	-	-	-	-	647	-	647
Series E-1 Shares dividends	53	3	-	-	-	-	-	-	(3)	(3)
Net income	-	-	-	-	-	-	-	-	956	956
Balance as of March 31, 2025	2,121	$1,982	26,280	$2,803	113,356,354	$11	$829,096	$(1,983)	$(896,711)	$(69,587)

	Series E-1 Convertible and Redeemable Preferred Stock		Series F-1 Convertible and Redeemable Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance as of December 31, 2023	1,874	$1,874	22,280	$2,719	20,007,799	$2	$823,036	$(849)	$(888,699)	$(66,510)
Issuance of common stock upon exercise of warrants	-	-	-	-	246,153	-	15	-	-	15
Issuance of common stock upon noncash exercise of purchase rights	-	-	-	-	17,725,000	2	87	-	-	89
Issuance of common stock upon conversion of notes	-	-	-	-	10,731,443	1	34	-	-	35
Stock-based compensation	-	-	-	-	-	-	237	-	-	237
Change in fair value of financial instruments attributed to credit risk change (Note 4)	-	-	-	-	-	-	-	324	-	324
Series E-1 Shares dividends	47	47	-	-	-	-	-	-	(47)	(47)
Net loss	-	-	-	-	-	-	-	-	(4,809)	(4,809)
Balance as of March 31, 2024	1,921	$1,921	22,280	$2,719	48,710,395	$5	$823,409	$(525)	$(893,555)	$(70,666)

See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$956	$(4,809)
Adjustments to reconcile net income (loss) to net cash, cash equivalents and restricted cash provided by operating activities:
Loss on issuance of financial instruments	-	3,275
Gain on debt extinguishment	-	(1,120)
Change in fair value of financial instruments	(1,221)	(802)
Inventory write-down for excess & obsolescence	178	-
Loss on contingent liability	25	-
Stock-based compensation	70	237
Depreciation	6	12
Amortization of intangible asset	223	-
Noncash interest expense	577	564
Noncash right-of-use amortization	37	47
Net loss on disposal or impairment of property and equipment	17	5
Gain on accounts payable and accrued expenses settlements	(5,607)	-
Changes in operating assets and liabilities:
Trade accounts receivable	8,683	1,432
Inventories	(864)	391
Prepaid and other assets	107	573
Accounts payable	(1,776)	(726)
Accrued expenses and other liabilities	34	438
Accrued compensation	(849)	652
Operating lease liabilities	(36)	(46)
Net cash, cash equivalents and restricted cash provided by operating activities	560	123
Cash flows from investing activities:
Payments related to asset acquisition	(57)	-
Purchases of property and equipment	-	(14)
Net cash, cash equivalents and restricted cash used in investing activities	(57)	(14)
Cash flows from financing activities:
Payments under short term debt and Notes – carried at fair value	(135)	-
Net cash, cash equivalents and restricted cash used in financing activities	(135)	-
Net change in cash, cash equivalents and restricted cash	368	109
Cash, cash equivalents and restricted cash, beginning of period	741	580
Cash, cash equivalents and restricted cash, end of period	$1,109	$689
Supplemental disclosure of noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$78	$78
Series E-1 Shares deemed dividends	3	47
Issuance of common stock upon exercise of purchase rights	-	89
Issuance of common stock upon conversion of notes	-	35
Issuance of common stock upon exercise of warrants	-	15

See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation

Description of Business

Evofem is a San Diego-based commercial-stage biopharmaceutical company committed to commercializing innovative products to address unmet needs in women’s sexual and reproductive health.

The Company’s first commercial product, PHEXXI, was approved by the FDA on May 22, 2020, for the prevention of pregnancy and launched in the U.S. in September 2020. PHEXXI is the first and only non-hormonal prescription contraceptive vaginal gel. Women use it when they have sex, applying PHEXXI 0-60 minutes prior to intercourse. Because PHEXXI is hormone-free and non-systemic, it is not associated with side effects of hormonal contraceptive methods, such as depression, weight gain, headaches, loss of libido, mood swings and irritability. Taking hormones may not be right for some women, especially those with certain medical conditions including clotting disorders, hormone-sensitive cancers, diabetes, or a BMI over 30, as well as women who are breast feeding, and / or who smoke. Per NCHS-published data, more than 23.3 million women in the U.S. do not want to get pregnant and will not use a hormonal contraceptive.

The Company acquired global rights to SOLOSEC® on July 14, 2024 and relaunched the brand in November 2024. SOLOSEC is an FDA-approved single-dose oral antimicrobial agent that provides a complete course of therapy for the treatment of two common sexual health infections – bacterial vaginosis (BV) and trichomoniasis. This acquisition aligns with and advances the Company’s mission to commercialize innovative and differentiated products for women’s sexual and reproductive health. The Transferred Assets, as defined in the SOLOSEC Asset Purchase Agreement, included all registered intellectual property related to SOLOSEC (SOLOSEC IP) as well as assorted SOLOSEC-related documentation and contracts. The Company accounted for this acquisition as an asset acquisition, pursuant to which the Company recorded contingent liabilities for the fair value of future sales-based payments and an intangible asset for the fair value of the SOLOSEC IP plus certain transaction costs; see Note 6 – Fair Value of Financial Instruments and Note 7 – Commitments and Contingencies for more detailed information about the asset acquisition accounting and fair value methodology.

Outside the U.S., the Company’s strategy is to commercialize its products in global markets through commercial partnerships and/or license agreements. PHEXXI was approved in Nigeria on October 6, 2022, as Femidence™ by the National Agency for Food and Drug Administration and Control. PHEXXI has been submitted for approval in Mexico, Ethiopia and Ghana. In July 2024, the Company licensed commercial rights to PHEXXI in the Middle East to Pharma 1 Drug Store, LLC, an emerging Emirati health care company (Pharma 1). Pharma 1 is on track to file for regulatory approval of PHEXXI in the United Arab Emirates (UAE) in the second quarter of 2025.

On December 11, 2023, the Company entered into an Agreement and Plan of Merger, as amended, (the Merger Agreement) with Aditxt, Inc., a Delaware corporation (Aditxt) and Adifem, Inc., a Delaware corporation and a wholly-owned Subsidiary of Aditxt (Merger Sub), respectively, (collectively, the Parties), pursuant to which, and on the terms and subject to the conditions thereof, the Merger Sub is expected to merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Aditxt (the Merger). The Parties entered into an amended and restated Merger Agreement in July 2024 which was subsequently amended in August, September, October, and November 2024 and again in March 2025 (collectively, the A&R Merger Agreement).

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

The Company’s financial statements are presented on a consolidated basis, which include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim condensed consolidated financial statements do not include all information and disclosures required by GAAP for annual audited financial statements and should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2024 included in its Annual Report on Form 10-K as filed with the SEC on March 24, 2025 as amended on March 28, 2025 (the 2024 Audited Financial Statements).

The unaudited interim condensed consolidated financial statements included in this report have been prepared on the same basis as the Company’s audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, cash flows, and statements of convertible and redeemable preferred stock and stockholders’ deficit for the periods presented. The results for the three months ended March 31, 2025 are not necessarily indicative of the results expected for the full year. The condensed consolidated balance sheet as of December 31, 2024 was derived from the 2024 Audited Financial Statements.

Risks, Uncertainties and Going Concern

Any disruptions in the commercialization of PHEXXI or SOLOSEC and/or the products’ supply chains could have a material adverse effect on the Company’s business, results of operations and financial condition.

The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company’s principal operations are related to the commercialization of PHEXXI and, since July 2024, SOLOSEC. Additional activities have included raising capital, identifying alternative manufacturing to lower PHEXXI cost of goods sold (COGS), seeking ex-U.S. licensing partners to add non-dilutive capital to the balance sheet and geographically diversify the revenue stream, seeking product in-licensing/acquisition opportunities to expand and diversify the U.S. revenue stream, and establishing and maintaining a corporate infrastructure to support commercial products. The Company has incurred operating losses and negative cash flows from operating activities since inception. As of March 31, 2025, the Company had a working capital deficit of $65.0 million and an accumulated deficit of $896.7 million.

On January 6, 2025, the Company received a written notice from the OTC Markets notifying the Company that, because the closing bid price for the Company’s common stock was below $0.01 per share for 30 consecutive calendar days, the Company was not compliant with the minimum bid price requirement for continued listing on the OTCQB, as set forth in the OTCQB listing standards, section 2.3 (the Minimum Bid Price Requirement). In accordance with OTCQB Listing Standards, Section 4.1, the Company had 90 calendar days, or until April 6, 2025, to regain compliance with the Minimum Bid Price Requirement. Compliance could have been achieved if the Company’s closing bid price was equal to or greater than $0.01 for ten consecutive trading days during the 90-day compliance period.

On April 22, 2025, the Company received a written notice from the OTC Markets that it did not regain compliance with the Minimum Bid Price Requirement during the specified period, and as such, its common stock was removed from OTCQB and began trading on the OTC Pink Current (OTCPK) at market open on April 23, 2025. OTC Markets concurrently notified the Company that if the closing bid price for the Company’s common stock is $0.01 or higher for 30 consecutive calendar days, and the Company meets all of the eligibility requirements listed under Section 1 of the OTCQB Rules, Evofem may request to be moved back to OTCQB.

Management’s plans to meet its cash flow needs in the next 12 months include generating recurring product revenue from PHEXXI and SOLOSEC, restructuring its current payables, and obtaining additional funding pursuant to the A&R Merger Agreement, as amended, through non-dilutive financings, collaborations or partnerships with other companies, including license agreements for PHEXXI and/or SOLOSEC in the U.S. or foreign markets, or through other potential business combinations.

The Company anticipates it will continue to incur net losses for the foreseeable future. According to management estimates, liquidity resources as of March 31, 2025, were not sufficient to maintain the Company’s cash flow needs for the twelve months from the date of issuance of these unaudited interim condensed consolidated financial statements.

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the interim condensed consolidated financial statements and the notes thereto.

Significant estimates affecting amounts reported or disclosed in the interim condensed consolidated financial statements include, but are not limited to: the assumptions used in measuring the revenue gross-to-net variable consideration items; the trade accounts receivable credit loss reserve estimate; the assumptions used in estimating the fair value of convertible notes, preferred stock, warrants and purchase rights issued; the assumptions used in the valuation of inventory, intangible asset, and contingent liabilities; the useful lives and recoverability of long-lived assets; and the valuation of deferred tax assets. These assumptions are more fully described in Note 3 – Revenue, Note 4 – Debt, Note 6 - Fair Value of Financial Instruments, Note 7 - Commitments and Contingencies, and Note 9 - Stock-based Compensation. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances and adjusts when facts and circumstances dictate. The estimates are the basis for making judgments about the carrying values of assets, liabilities and recorded expenses that are not readily apparent from other sources. As future events and their effects cannot be determined with precision, actual results may materially differ from those estimates or assumptions.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker (CODM), the Chief Executive Officer of the Company, in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment. The Company’s CODM assesses performance and decides how to allocate resources for the Company’s one operating segment based on consolidated net loss that is reported on the interim condensed consolidated statements of operations. The Company has also evaluated the significant segment expenses incurred by the single segment that are regularly provided to the CODM. The significant segment expenses regularly provided to the CODM are consistent with those reported on the interim condensed consolidated statements of operations and include cost of goods sold, research and development, selling and marketing, and general and administrative. The CODM uses these expense categories, along with data on product sales, net, to make key operating decisions such as: the strategic direction of the Company, pursuing and/or approving product acquisitions, decisions about key personnel, and approving annual operating budgets. The Company manages assets on a consolidated basis as reported on the interim condensed consolidated balance sheets.

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

The Company is also subject to credit risk related to its trade accounts receivable from product sales. Its customers are located in the U.S. and consist of wholesale distributors, retail pharmacies, and mail-order specialty pharmacies. The Company extends credit to its customers in the normal course of business after evaluating their overall financial condition and evaluates the collectability of its accounts receivable by periodically reviewing the age of the receivables, the financial condition of its customers, and its past collection experience. As of March 31, 2025 and December 31, 2024, based on the evaluation of these factors, the Company did not record an allowance for expected credit losses.

Products are distributed primarily through three major distributors and mail-order pharmacies, which receive service fees calculated as a percentage of the gross sales and a fee-per-unit shipped, respectively. These entities are not obligated to purchase any set number of units; they distribute products on demand as orders are received.

For the three months ended March 31, 2025, and 2024, the Company’s three largest customers combined made up approximately 75% and 82% of its gross product sales, respectively. As of March 31, 2025 and December 31, 2024, the Company’s three largest customers combined made up 71% and 89%, respectively, of its trade accounts receivable balance.

Significant Accounting Policies

There have been no changes to the significant accounting policies that were described in Note 2 – Summary of Significant Accounting Policies of the 2024 Audited Financial Statements in the Company’s Annual Report.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of readily available cash in checking accounts and money market funds. Restricted cash consists of cash held in monthly time deposit accounts and letters of credit as described in Note 7- Commitments and Contingencies.

Net Income (Loss) Per Share

Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. The net income (loss) available to common stockholders is adjusted for amounts in accumulated deficit related to the deemed dividends triggered for certain financial instruments. Such adjustment was immaterial in each of the three months ended March 31, 2025 and 2024. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation for the three months ended March 31, 2024, potentially dilutive securities are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and, therefore, basic and diluted net loss per share were the same. Potentially dilutive securities excluded from the calculation of diluted net loss per share are summarized in the table below. Common shares were calculated for the convertible preferred stock and the convertible debt using the if-converted method.

Three months ended March 31,
2024
Options to purchase common stock	3,747
Warrants to purchase common stock	20,807,543
Purchase rights to purchase common stock	1,530,645,242
Convertible debt	2,430,230,049
Series E-1 Shares	121,503,094
Series F-1 Shares	1,410,126,583
Total(1)	5,513,316,258

(1)	The potentially dilutive securities in the table above include all potentially dilutive securities that are not included in the diluted EPS as per U.S. GAAP, whereas the total common stock reserved for future issuance in Note 8 – Convertible and Redeemable Preferred Stock and Stockholders’ Deficit includes the shares that must legally be reserved based on the applicable instruments’ agreements.

The following table sets forth the computation of net income attributable to common stockholders, weighted average common shares outstanding for diluted net income per share, and diluted net income per share attributable to common stockholders for the three months ended March 31, 2025 (in thousands, except share and per share amounts).

Three Months Ended March 31, 2025
Numerator:
Net income attributable to common stockholders	$953
Adjustments:
Noncash interest expense on convertible debt, net of tax	404
Change in fair value of purchase rights	(1,221)
Net income attributable to common stockholders	$136
Denominator:
Weighted average shares used to compute net income attributable to common stockholder, basic	113,356,354
Add:
Pro forma adjustments to reflect assumed conversion of convertible debt	2,563,186,834
Pro forma adjustments to reflect assumed exercise of outstanding purchase rights	1,519,148,899
Pro forma adjustments to reflect assumed conversion of Series E-1 Convertible Preferred Shares	137,712,447
Pro forma adjustments to reflect assumed conversion of Series F-1 Convertible Preferred Shares	1,706,493,507
Weighted average shares used to compute net income attributable to common stockholder, diluted	6,039,898,041
Net income per share attributable to common stockholders, diluted	$0.00

Recently Adopted Accounting Pronouncements

No significant new standards have been adopted during the three months ended March 31, 2025.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes: Improvements to Income Tax Disclosures, addressing income tax disclosures, requiring entities to annually disclose specific categories in the rate reconciliation and provide additional information for certain reconciling items and categories. ASU No. 2023-09 will be effective for the Company beginning with the annual filing for the period ended December 31, 2025 and early adoption is allowed. The Company is currently evaluating the impacts of ASU No. 2023-09.

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses,” which primarily requires disaggregation of specific expense categories in disclosures within the footnotes on an annual and interim basis. ASU 2024-03 is effective for the Company’s annual period ending December 31, 2027 and interim periods thereafter. Early adoption is permitted. In January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The Company is still evaluating the impacts of ASU No. 2024-03 and ASU No. 2025-01.

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

In accordance with ASC 606, the Company recognizes revenue when its performance obligation is satisfied by transferring control of the product to a customer. In accordance with the Company’s contracts with customers, control of the product is transferred upon the conveyance of title, which occurs when the product is sold to and received by a customer. The Company’s customers are located in the U.S. and consist of wholesale distributors, retail pharmacies, and mail-order specialty pharmacies. Payment terms typically range from 31 to 66 days, include prompt pay discounts, and vary by customer. Trade accounts receivable due to the Company from contracts with its customers are stated separately in the condensed consolidated balance sheets, net of various allowances as described in the Trade Accounts Receivable policy in Note 2 – Summary of Significant Accounting Policies to the 2024 Audited Financial Statements.

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

Our products are sold to customers at the Wholesale Acquisition Cost (WAC), or in some cases at a discount to WAC. However, the Company records product revenue net of reserves for applicable variable consideration. These types of variable consideration reduce revenue and include the following:

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

Prompt pay and other discounts – The Company incentivizes its customers to pay their invoices on time through prompt pay discounts. These discounts are an industry standard practice, and the Company offers a prompt pay discount to each wholesale distributor and retail pharmacy customers. The specific prompt pay terms vary by customer and are contractually fixed. Prompt pay discounts are typically taken by the Company’s customers, so an estimate of the discount is recorded at the time of sale based on the purchase amount. Prompt pay discount estimates are recorded as contra trade accounts receivable on the condensed consolidated balance sheets.

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

Patient support programs – The Company voluntarily offers a co-pay program to provide financial assistance to patients meeting certain eligibility requirements. The Company estimates the amount of financial assistance for these programs based on the expected number of claims and related cost associated with the revenue being recognized for product that remains in the distribution channel at the end of each reporting period. Patient support program estimates are recorded as other current liabilities on the condensed consolidated balance sheets.

The variable consideration discussed above was recorded in the condensed consolidated balance sheets and consisted of $0.1 million and $0.3 million in contra trade accounts receivable as of March 31, 2025 and December 31, 2024, respectively and $7.1 million and $7.2 million in other current liabilities as of March 31, 2025 and December 31, 2024, respectively.

4. Debt

Convertible Notes

Baker Notes (temporarily owned by Aditxt from December 11, 2023 through February 26, 2024 and owned by Future Pak, LLC since July 23, 2024)

On April 23, 2020, the Company entered into a Securities Purchase and Security Agreement (the Baker Bros. Purchase Agreement) with certain affiliates of Baker Bros. Advisors LP, as purchasers (the Baker Purchasers), and Baker Bros. Advisors LP, as designated agent, pursuant to which the Company agreed to issue and sell to the Baker Purchasers (i) convertible senior secured promissory notes (the Baker Notes) in an aggregate principal amount of up to $25.0 million and (ii) warrants to purchase shares of common stock (the Baker Warrants) in a private placement, which closed in two closings (April 24, 2020, the Baker Initial Closing, and June 9, 2020, the Baker Second Closing). As a result of the two closings, the Company issued and sold Baker Notes with an aggregate principal amount of $25.0 million and Baker Warrants exercisable for 2,731 shares of common stock. Upon the completion of the underwritten public offering in June 2020, the exercise price of the Baker Warrants was $4,575 per share. The Baker Warrants have a five-year term with a cashless exercise provision and are immediately exercisable at any time from their respective issuance date. The April 2020 Baker Warrants expired on April 24, 2025. The June 2020 Baker Warrants will expire on June 9, 2025 unless earlier exercised.

The Baker Notes have a five-year term, with no pre-payment ability during the first three years. Interest on the unpaid principal balance of the Baker Notes (the Baker Outstanding Balance) accrues at 10.0% per annum, with interest accrued during the first year from the two respective closing dates recognized as payment-in-kind. The effective interest rate for the periods was 10.0%. Accrued interest beyond the first year of the respective closing dates is to be paid in arrears on a quarterly basis in cash or recognized as payment-in-kind, at the direction of the Baker Purchasers. As discussed below, with the amendment to the Baker Bros. Purchase Agreement, interest payments were paid in-kind. Interest pertaining to the Baker Notes for the three months ended March 31, 2025 and 2024 was approximately $2.7 million and $2.5 million, respectively, which was added to the outstanding principal balance. The Company accounts for the Baker Notes under the fair value method as described below and, therefore, the interest associated with the Baker Notes is included in the fair value determination.

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

The First Baker Amendment extended, effective upon the Company’s achievement of the Financing Threshold, the affirmative covenant to achieve $100.0 million in cumulative net sales of PHEXXI by June 30, 2022 to June 30, 2023. Additionally per the First Baker Amendment, if the Company were to issue warrants to purchase capital stock of the Company (or other similar consideration) in any equity financing that closed on or prior to the date on which the Company met the Financing Threshold, the Company was required to issue to the Baker Purchasers an equivalent coverage of warrants (or other similar consideration) on the same terms as if the Baker Purchasers had participated in the financing in an amount equal to the then outstanding principal of Baker Notes held by the Baker Purchasers. In satisfaction of this requirement and in connection with the closing of the May 2022 Public Offering, the Company issued warrants to purchase 582,886 shares of the Company’s common stock at an exercise price of $93.75 per share to the Baker Purchasers (the June 2022 Baker Warrants). As required by the terms of the First Baker Amendment, the June 2022 Baker Warrants have substantially the same terms as the warrants issued in the May 2022 Public Offering. Refer to Note 8 – Convertible and Redeemable Preferred Stock and Stockholders’ Deficit for further information. The exercise price of the initial Baker Warrants and the June 2022 Baker Warrants was reset multiple times as a result of various Notes issuances in accordance with the agreement. The exercise price was $0.0154 per share as of March 31, 2025.

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

The quarterly cash payments were payable beginning in the fourth quarter of 2023 and have been timely paid.

Regardless of the percentage paid, the quarterly cash payment amounts, along with the $1.0 million upfront payment, will be deducted from the Repurchase Price as Applicable Reductions. Quarterly cash payments that will be treated as Applicable Reductions paid to date as of March 31, 2025, amount to $0.7 million.

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

The Company did not repurchase the Baker Notes prior to September 8, 2024. As of March 31, 2025, the Baker Notes are recorded at fair value in the condensed consolidated balance sheet as short-term Notes – carried at fair value with a total fair value of $13.8 million, and the total outstanding balance including principal and accrued interest is $112.2 million. As of December 31, 2024, the Baker Notes were recorded at fair value in the condensed consolidated balance sheet as short-term convertible notes payable with a total balance of $13.8 million, and the total outstanding balance including principal and accrued interest was $109.5 million.

On September 27, 2024, the Assignee, as agent for the Purchasers (in such capacity, the Designated Agent), provided a Notice of Event of Default and Reservation of Rights (the September 2024 Notice of Default) relating to the Securities Purchase and Security Agreement dated April 23, 2020, as amended, by and among the Company, Designated Agent, as certain guarantors and the purchasers (each a Purchaser and collectively Purchasers). The September 2024 Notice of Default claims that by entering into arrangements to pay certain existing obligations, including obligations owed to the U.S. Department of Health and Human Services, an Event of Default has occurred under Section 9.1(e) of the SPA.

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

On October 27, 2024, the Designated Agent sent an amended and supplemental notice to the Initial Notice of Default (the Amended Notice of Default) which adds new claims of default based on the Company’s current payment agreements of existing obligations, including obligations owed to the U.S. Department of Health and Human Services, an Event of Default has occurred under Section 9.1(e) of the Baker Bros. Purchase Agreement, as amended. Furthermore, the Amended Notice stated that, because the events of default described in the Amended Notice of Default are not the certain prior events of default listed in the Forbearance Agreement (Specified Defaults), the Designated Agent and the holders of the senior secured promissory notes described in the SPA thereby provided notice to the Company that the Forbearance Agreement is terminated as of October 27, 2024.

On November 8, 2024, the Designated Agent sent an amended and supplemental notice to the Notices (the Third Amended Notice of Default) which adds new claims of default based on (i) the Company’s failure to maintain a cash position of $1.0 million or greater, as required under Section 5(b) of the Forbearance Agreement (ii) the Company’s failure to deliver financial and operating reports in accordance with the timeline required under the Section 8.1(n) of the Baker Stock Purchase Agreement, and (iii) to clarify the outstanding balance under the notes of the Baker Stock Purchase Agreement plus all accrued and unpaid interest thereon, in the sum of approximately is $107.0 million as opposed to the Repurchase Price as defined in the Fourth Amendment.

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

The Adjuvant Notes have a five-year term, and in connection with certain Company change of control transactions, the Adjuvant Notes may be prepaid at the option of the Company or will become payable on the date of the consummation of a change of control transaction at the option of the Adjuvant Purchasers. The Adjuvant Notes have interest accruing at 7.5% per annum on a quarterly basis in arrears to the outstanding balance of the Adjuvant Notes and are recognized as payment-in-kind. The effective interest rate for the three months ended March 31, 2025 was 7.5%.

Interest expense for the Adjuvant Notes consists of the following, and is included in short-term convertible notes – Adjuvant on the condensed consolidated balance sheets as of March 31, 2025 and in other expense, net on the condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Coupon interest	$577	$536
Amortization of issuance costs	-	28
Total	$577	$564

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

On September 15, 2022, the Company also entered into the second amendment to the Adjuvant Purchase Agreement (the Second Adjuvant Amendment), pursuant to which the conversion price per share was reduced to $26.25, subject to adjustment for certain dilutive Company equity issuance adjustments for a two-year period. In addition, the Company entered into an exchange agreement, pursuant to which the Adjuvant Purchasers agreed to exchange 10% of the outstanding amount of the Adjuvant Notes as of September 15, 2022 (or $2.9 million) for rights to receive 109,842 shares of common stock (the Adjuvant Purchase Rights). The number of shares for each Adjuvant Purchase Right was initially fixed, but is subject to certain customary adjustments, and, until the second anniversary of issuance (i.e., October 14, 2022), adjustments for certain dilutive Company equity issuances. Refer to Note 8 – Convertible and Redeemable Preferred Stock and Stockholders’ Deficit for discussion regarding additional issuances of purchase rights under this provision. The Adjuvant Purchase Rights expire on June 28, 2027 and do not have an exercise price per share and, therefore, will not result in cash proceeds to the Company. As of March 31, 2025, all Adjuvant Purchase Rights remain outstanding. The conversion price of the Adjuvant Notes was $0.0154 as of March 31, 2025. Assuming this conversion price per share, the Adjuvant Notes could be converted into 2,035,422,831 shares of common stock.

The Adjuvant Notes are accounted for in accordance with authoritative guidance for convertible debt instruments and are classified as current liabilities in the condensed consolidated balance sheets. The aggregate proceeds of $25.0 million were initially classified as restricted cash for financial reporting purposes due to contractual stipulations that specify the types of expenses the money can be spent on and how it must be allocated. The conversion feature was evaluated and is classified as part of stockholders’ deficit in accordance with ASC 815, Derivatives and Hedging (ASC 815) as of March 31, 2025. See Note 6 - Fair Value of Financial Instruments for a description of the accounting treatment for the Adjuvant Purchase Rights.

The Company was in default of the Adjuvant Notes as of September 30, 2023, due to the failure to meet the cumulative net sales requirement. However, Adjuvant forbore such default in October 2023 and therefore the Company is no longer in default.

As of March 31, 2025, the Adjuvant Notes are recorded in the condensed consolidated balance sheet as short-term convertible notes – Adjuvant with a total balance of $31.3 million. The balance is comprised of $22.5 million in principal, net of unamortized debt issuance costs, and $8.8 million in accrued interest. As of December 31, 2024, the Adjuvant Notes were recorded in the condensed consolidated balance sheet as short-term convertible notes – Adjuvant with a total balance of $30.8 million. The balance was comprised of $22.5 million in principal, net of unamortized debt issuance costs, and $8.3 million in accrued interest.

Term Notes

December 2022 and February, March, April, July, August, and September 2023 Notes (SSNs)

The Company entered into eight Securities Purchase Agreements (SPAs) between December 2022 and September 2023 with certain investors. Each of the agreements was materially similar. The variable details of each SPA, such as the principal amount of each note offering, net proceeds, and maturity date, are outlined in the table below. Pursuant to each SPA, the Company agreed to sell in a registered direct offering (i) unsecured 8.0% senior subordinated notes with the maturity dates and aggregate issue prices (ii) warrants to purchase the listed number of shares of the Company’s common stock, $0.0001 par value per share (including prefunded common stock Warrants as a part of the September 2023 SPA) and (iii) Series D Preferred Stock (the Preferred Shares; December 2022 SPA only) (collectively, the Senior Subordinated Notes, or SSNs). The SSNs had net proceeds to the Company, and are convertible at, the amounts listed below. Assuming the applicable conversion price per share, the SSNs could be converted into 638,093,561 shares of common stock as of March 31, 2025.

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

The Company also evaluated the Warrants in accordance with ASC 480 and as of both March 31, 2025 and December 31, 2024, the warrants are recorded in equity.

On December 21, 2023, warrants to purchase up to 9,972,074 shares of the Company’s common stock were exchanged for 613 shares of the Company’s series F-1 convertible and redeemable preferred stock (Series F-1 Shares, as defined below). The Series F-1 Shares, some of which were also issued based on the partial value of certain purchase rights, as described above, were immediately exchanged for Aditxt series A-1 preferred stock; 26,280 Series F-1 Shares were outstanding as of both March 31, 2025 and December 31, 2024, and held by Aditxt.

Summary of SSNs and Warrants at Issuance (December 2022 to September 2023):

						Conversion Price
Notes	Principal At Issuance (in Thousands)	Net Proceeds Before Issuance costs (in Thousands)	Common Warrants	Preferred Shares	Maturity Date	At Issuance	At 12/31/2024	At 3/31/2025
December 2022 Notes	$2,308	$1,500	369,230	70 - Series D	12/21/2025	$6.25	$0.0154	$0.0154
February 2023 Notes(1)	1,385	900	653,538	-	2/17/2026	$2.50	$0.0154	$0.0154
March 2023 Notes	600	390	240,000	-	3/17/2026	$2.50	$0.0154	$0.0154
March 2023 Notes(2)	538	350	258,584	-	3/20/2026	$2.50	$0.0154	$0.0154
April 2023 Notes	769	500	615,384	-	3/6/2026	$1.25	$0.0154	$0.0154
July 2023 Notes	1,500	975	1,200,000	-	3/6/2026	$1.25	$0.0154	$0.0154
August 2023 Notes	1,000	650	799,999	-	8/4/2026	$1.25	$0.0154	$0.0154
September 2023 Notes(3)	2,885	1,875	26,997,041	-	9/26/2026	$0.13	$0.0154	$0.0154
Total Offerings	$10,985	$7,140	31,133,776

(1)	Warrants include 99,692 issued to the placement agent.
(2)	Warrants include 43,200 issued to the placement agent.
(3)	Warrants include 22,189,349 common warrants at $0.13 per share at issuance and 4,807,692 pre-funded warrants exercisable at $0.001 per share.

5. Balance Sheet Details

Inventories

Inventories consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$374	$350
Work in process	873	982
Finished goods	1,016	245
Total	$2,263	$1,577

Prepaid and Other Current Assets

Prepaid and other current assets consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Insurance	$162	$391
Prescription Drug User Fee Act (PDUFA) fees	404	606
Outside service retainers	100	160
Short-term deposits	125	127
Other	561	175
Total	$1,352	$1,459

Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	Useful Life	March 31, 2025	December 31, 2024
Research equipment	5 years	$39	$585
Computer equipment and software	3 years	32	145
Construction in-process	-	405	429
		476	1,159
Less: accumulated depreciation		(47)	(701)
Total, net		$429	$458

Depreciation expense for property and equipment was immaterial in each of the three months ended March 31, 2025 and 2024, respectively.

Intangible Asset, Net

Intangible asset, net, acquired in July 2024, consists of the following (in thousands):

	Useful Life	March 31, 2025	December 31, 2024
Intellectual property	16 years	$7,330	$10,216
Less: accumulated amortization		(843)	(619)
Total, net		$6,487	$9,597

The intangible asset relates entirely to the asset acquired with the SOLOSEC asset acquisition and as described further in Note 7 – Commitments and Contingencies, the useful life is based on the SOLOSEC IP patent expiration. Amortization expense was $0.2 million in the three months ended March 31, 2025. Amortization expense is expected to be approximately $0.3 million for the remainder of 2025 and $0.4 million in each subsequent year until the intangible asset is fully amortized, which will be in approximately 15.4 years. As described in Note 2 – Summary of Significant Accounting Policies, the intangible asset value is adjusted at each reporting date in conjunction with the mark-to-market adjustment of the contingent liabilities, which could impact the expected amortization. The initial intangible asset fair value was $16.1 million at acquisition; this was reduced by $5.9 million for the year ended December 31, 2024. The adjustment for the three months ended March 31, 2025 was a reduction to the intangible balance of $2.9 million.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Clinical trial related costs	$-	$2,498
Accrued royalty	1,990	1,976
Accrued compensation for non-employee directors	558	505
Other	695	530
Total	$3,243	$5,509

6. Fair Value of Financial Instruments

Fair Value of Financial Liabilities

The following tables summarize the Company’s convertible debt instruments as of March 31, 2025 and December 31, 2024, respectively (in thousands):

				Fair Value
As of March 31, 2025	Principal Amount	Accrued Interest	Net Carrying Amount	Amount	Leveling
Baker Notes(1)(2)	$112,225	$-	$112,225	$13,833	Level 3
Adjuvant Notes(3)	22,500	8,846	31,346	N/A	N/A
December 2022 Notes(1)	992	-	992	50	Level 3
February 2023 Notes (1)	1,000	-	1,000	50	Level 3
March 2023 Notes (1)	1,233	-	1,233	63	Level 3
April 2023 Notes (1)	901	-	901	45	Level 3
July 2023 Notes (1)	1,349	-	1,349	68	Level 3
August 2023 Notes (1)	1,141	-	1,141	57	Level 3
September 2023 Notes (1)	3,210	-	3,210	161	Level 3
Totals	$144,551	$8,846	$153,397	$14,327	N/A

				Fair Value
As of December 31, 2024	Principal Amount	Accrued Interest	Net Carrying Amount	Amount	Leveling
Baker Notes(1)(2)	$109,488	$-	$109,488	$13,801	Level 3
Adjuvant Notes(3)	22,500	8,269	30,769	N/A	N/A
December 2022 Notes(1)	973	-	973	118	Level 3
February 2023 Notes (1)	980	-	980	120	Level 3
March 2023 Notes (1)	1,209	-	1,209	147	Level 3
April 2023 Notes (1)	883	-	883	108	Level 3
July 2023 Notes (1)	1,322	-	1,322	161	Level 3
August 2023 Notes (1)	1,119	-	1,119	136	Level 3
September 2023 Notes (1)	3,147	-	3,147	383	Level 3
Totals	$141,621	$8,269	$149,890	$14,974	N/A

(1)	These liabilities are/were carried at fair value in the condensed consolidated balance sheets. As such, the principal and accrued interest was included in the determination of fair value. The related debt issuance costs were expensed.

(2)	The Baker Notes principal amount includes $27.7 million and $24.9 million of interest paid in-kind as of March 31, 2025, and December 31, 2024, respectively.

(3)	The Adjuvant Notes are recorded in the condensed consolidated balance sheets at their net carrying amount which includes principal and accrued interest, net of unamortized issuance costs.

The following tables summarize the Company’s derivative liabilities as of March 31, 2025 and December 31, 2024 as discussed in Note 8 – Convertible and Redeemable Preferred Stock and Stockholders’ Deficit (in thousands):

	Fair Value
	March 31, 2025	December 31, 2024	Leveling
Purchase rights	$138	$1,359	Level 3
Total derivative liabilities	$138	$1,359

Change in Fair Value of Level 3 Financial Liabilities

The following table summarizes the changes in Level 3 financial liabilities related to Baker Notes and SSNs measured at fair value on a recurring basis for the three months ended March 31, 2025 (in thousands):

	Baker Notes (Assigned to Future Pak; Note 4)	Total SSNs (Note 4)	Total
Balance at December 31, 2024	$13,801	$1,173	$14,974
Change in fair value presented in the Condensed Consolidated Statements of Comprehensive Operations	32	(679)	(647)
Balance at March 31, 2025	$13,833	$494	$14,327

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

The following table summarizes the changes in Level 3 financial liabilities related to derivative liabilities measured at fair value on a recurring basis for the three months ended March 31, 2025 (in thousands):

	Purchase Rights	Derivative Liabilities Total
Balance at December 31, 2024	$1,359	$1,359
Change in fair value presented in the Condensed Consolidated Statements of Operations	(1,221)	(1,221)
Balance at March 31, 2025	$138	$138

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

Valuation Methodology

Baker Notes

The fair value of the Baker Notes is determined using a Monte Carlo simulation-based model. The Monte Carlo simulation was used to take into account several embedded features and factors, including the exercise of the repurchase rights, the Company’s future revenues, meeting certain debt covenants, the maturity term of the note and dissolution. For the dissolution scenario, the cost approach, an adjusted net asset value method was used to determine the net recoverable value of the Company, including an estimate of the fair value of the Company’s intellectual property. The estimated fair value of the Company’s intellectual property was valued using a relief from royalty method which required management to make significant estimates and assumptions related to forecasts of future revenue, and the selection of the royalty (5.0%) and discount (15.0%) rates.

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

SSNs

The fair value of the SSNs issued as described in Note 4 – Debt, were determined by estimating the fair value of the MVIC of the Company on a going-concern basis. This was estimated using forms of the cost and market approaches. In the cost approach, an adjusted net asset value method was used to determine the net recoverable value of the Company, including an estimate of the fair value of the Company’s intellectual property. The estimated fair value of the Company’s intellectual property was valued using a relief from royalty method which required management to make significant estimates and assumptions related to forecasts of future revenue, and the selection of the royalty and discount rates. The guideline public company method served as another valuation indicator. In this form of the market approach, comparable market revenue multiples were selected and applied to the Company’s forward revenue forecast to ultimately derive a MVIC indication. An option-pricing model (OPM) was then applied to value the SSNs by allocating the estimated MVIC through the Company’s capital structure including the more senior notes payoff in a hypothetical exit event. Under the OPM, each debt or equity class is modeled as a call option with a distinct claim on the total value of the Company. The option’s exercise price is based on the Company’s total value available for each participating security holder. By constructing a series of options in which the exercise price is set at incremental levels of value, which correspond to the value necessary for each level of equity to participate, we determined the incremental option value of each series. When multiplied by the percentage of ownership of each equity class participating under that series, the result is the incremental value allocated to each class under that series.

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

Warrants

Warrants are classified as equity and the Company re-evaluates the classification of its warrants at the close of each reporting period to determine their proper balance sheet classification. The warrants are valued using an OPM based on the applicable assumptions, which include the exercise price of the warrants, time to expiration, expected volatility of our peer group, risk-free interest rate, and expected dividends. The assumptions used in the OPM are considered level 3 assumptions and include, but are not limited to, the market value of invested capital, the cumulative equity value of the Company as a proxy for the exercise price, the expected term the warrants will be held prior to exercise, a risk-free interest rate, and probability of change of control event. Additionally, because the warrants are re-priced under certain provisions in the agreements, at each re-pricing event the Company must value the warrants using a Black-Scholes model immediately prior to and immediately following the re-pricing event. The incremental fair value is recorded as an increase to accumulated deficit and additional paid-in-capital, in accordance with ASC 470.

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

Per the Transition Services Agreement (TSA) entered into in conjunction with the SOLOSEC asset acquisition, the Company is committed to purchasing finished goods inventory from the seller through a transition period ending in November 2026 at a pre-defined unit price. The total expected commitment is approximately $3.5 million; however, the quantities purchased can be negotiated if both parties agree. The Company concluded that the inventory purchase commitment does not meet the definition of derivatives under ASC 815. During the three months ended March 31, 2025, there were approximately $0.1 million in purchases under this commitment. The Company expects to purchase approximately $1.1 million in the remainder of the year ended December 31, 2025, and $1.7 million in the year ended December 2026 under this commitment. The TSA also requires the seller to provide transitional support services until the Company can fully establish SOLOSEC operations; the Company is obligated to pay an immaterial amount quarterly for these services.

The Company is also obligated to pay a quarterly royalty in amounts equal to a certain percentage of the SOLOSEC net revenue, beginning July 14, 2024. There are no minimum quarterly or annual royalty payment amounts. Such royalty costs were $0.1 million for the three months ended March 31, 2025. As of March 31, 2025, $0.2 million and $6.5 million related to the future payments related to the SOLOSEC acquisition, including sales-based payments, one-time payment, and quarterly royalty payments, was included in contingent liabilities – current and contingent liabilities – noncurrent, respectively, in the condensed consolidated balance sheet. Such amounts were $0.7 million and $9.7 million, respectively, as of December 31, 2024.

Fleet Lease

In December 2019, the Company and Enterprise FM Trust (the Lessor) entered into a Master Equity Lease Agreement whereby the Company leases vehicles to be delivered by the Lessor from time to time with various monthly costs depending on whether the vehicles are delivered for a term of 24 or 36 months, commencing on each corresponding delivery date. The leased vehicles are for use by eligible employees of the Company’s commercial operations team. As of March 31, 2025, there were a total of 19 leased vehicles. The Company determined that the leased vehicles are accounted for as operating leases under ASC 842, Leases (ASC 842).

In May and June 2024, the Company extended the lease term by an additional 12 months for vehicles with initial terms of 24 months. The Company determined that such extensions are accounted for as modifications; the Company reassessed the lease classification and the incremental borrowing rate on the modification date and accounted for these modifications accordingly.

Supplemental Financial Statement Information

		Three Months Ended March 31,
Lease Cost (in thousands)	Classification	2025	2024
Operating lease expense	Research and development	$1	$1
Operating lease expense	Selling and marketing	40	52
Operating lease expense	General and administrative	3	3
Total		$44	$56

Lease Term and Discount Rate	March 31, 2025	December 31, 2024
Weighted Average Remaining Lease Term (in years)	0.66	0.77
Weighted Average Discount Rate	12%	12%

Maturity of Operating Lease Liabilities (in thousands)	March 31, 2025
Remainder of 2025 (9 months)	$46
Year ending December 31, 2026	8
Total lease payments	54
Less imputed interest	(1)
Total	$53

	Three Months Ended March 31,
Other information (in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows in operating leases	$64	$64

Other Contractual Commitments

In November 2019, the Company entered into a supply and manufacturing agreement with a third-party to manufacture PHEXXI, with potential to manufacture other product candidates, in accordance with all applicable current good manufacturing practice regulations. There were approximately $0.8 million in purchases under the supply and manufacturing agreement for the three months ended March 31, 2025, and no such purchases during the three months ended March 31, 2024.

Related Party Transactions

On March 20, 2025, Windtree Therapeutics, Inc. (Windtree) and the Company entered into a License and Supply Agreement, as amended on March 28, 2025 (collectively, the Windtree License and Supply Agreement), wherein Windtree agreed to become a manufacturer and supplier of PHEXXI. The Company expects the Windtree License and Supply Agreement to significantly reduce the Company’s COGS once manufacturing has begun. The Company will not have any financial obligations until submitting a binding forecast six months prior to the scheduled manufacturing date. Because Saundra Pelletier, the Company’s CEO, is also on the board of Windtree, the Company evaluated the relationship between the entities and determined that Windtree is a related party of the Company. Due to the related party nature of the entities, the Company will add additional disclosures around any transactions that occur between the companies under the Windtree License and Supply Agreement once they begin; as of the date of this Quarterly Report, no transactions have been started.

Contingencies

From time to time the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. As of March 31, 2025, there were no other claims or actions pending against the Company which management believes have a probable, or a reasonably possible, probability of an unfavorable outcome other than the TherapeuticsMD dispute as described below.

During the three months ended March 31, 2025, the Company settled a portion of its trade payables with numerous vendors, which resulted in a $3.1 million reduction in trade payables and a $2.5 million reduction in accrued expenses. However, the Company may receive trade payable demand letters from its vendors that could lead to potential litigation. As of March 31, 2025, approximately 81% of the Company’s trade payables were greater than 90 days past due.

On December 14, 2020, a trademark dispute captioned TherapeuticsMD, Inc. v Evofem Biosciences, Inc., was filed in the U.S. District Court for the Southern District of Florida against the Company, alleging trademark infringement of certain trademarks owned by TherapeuticsMD under federal and state law (Case No. 9:20-cv-82296). On July 18, 2022, the Company settled the lawsuit with TherapeuticsMD, with certain requirements which were required to be performed by July 2024 (the Settlement Timeline), including changing the name of PHEXXI. The Company failed to meet the terms of the settlement agreement by the Settlement Timeline. As a result, the Company is currently working with TherapeuticsMD on resolution of this issue. In September 2024, the Company filed an application for a new name, which was approved by the FDA in April 2025. In accordance with ASC 450, the Company has accrued $0.9 million, the present value of the probable settlement amounts payable over the next several years, as a component of contingent liabilities in the condensed consolidated balance sheets.

As of March 31, 2025, the Company has received six letters from purported Company stockholders demanding that the Company’s board of directors take action on behalf of the Company to remedy allegations regarding the Company’s disclosures to shareholders with respect to various alleged omissions of material information in its preliminary proxy statement filed September 23, 2024 relating to the A&R Merger Agreement, as amended, and one demand made under Section 220 of the DGCL for books and records related to the transaction and disclosures in the proxy statement. The Company believes all such demands are without merit. Furthermore, on December 23, 2024, the Company announced its decision to cancel its special meeting and the withdrawal from consideration by the stockholders of the Company the proposals set forth in the aforementioned preliminary proxy statement. The Company continues to work with each of the firms representing the stockholders to resolve.

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

Intellectual Property Rights

In 2014, the Company entered into an amended and restated license agreement (the Rush License Agreement) with Rush University Medical Center (Rush University) pursuant to which Rush University granted the Company an exclusive, worldwide license of certain patents and know-how related to its multipurpose vaginal pH modulator technology. For the U.S. patent that the Company licensed from Rush University, multiple Orders Granting Interim Extension (OGIEs) were received from the United States Patent and Trademark Office (USPTO), extending the expiration of this patent to March 6, 2025. No further OGIEs have been received and the patent is expired. PHEXXI remains protected in the U.S. by four additional Orange Book patents which are solely-owned by Evofem.

Pursuant to the Rush License Agreement, the Company was obligated to pay Rush University an earned royalty based upon a percentage of net sales in the range of mid-single digits until the expiration of this patent. In September 2020, the Company entered into the first amendment to the Rush License Agreement, pursuant to which the Company was also obligated to pay a minimum annual royalty amount of $0.1 million to the extent the earned royalties do not equal or exceed $0.1 million commencing January 1, 2021. Due to the patent expiration, Rush University will not be entitled to any further royalties. As such, no royalty costs were recorded for the three months ended March 31, 2025. For the three months ended March 31, 2024, $0.2 million of Rush royalty costs were recorded in cost of goods sold. As of both March 31, 2025 and December 31, 2024, approximately $2.0 million of Rush royalty costs were included in accrued expenses in the condensed consolidated balance sheets.

8. Convertible and Redeemable Preferred Stock and Stockholders’ Deficit

Warrants

In April and June 2020, pursuant to the Baker Bros. Purchase Agreement, as discussed in Note 4 – Debt, the Company issued warrants to purchase up to 2,732 shares of common stock in a private placement at an exercise price of $4,575 per share. The Second Baker Amendment provides that the exercise price of the Baker Warrants will equal the conversion price of the Baker Notes. The exercise price of the Baker warrants was $0.0154 per share as of March 31, 2025.

In May 2022, the Company completed an underwritten public offering (the May 2022 Public Offering) which included the issuance of common warrants to purchase 362,640 shares of common stock at a price to the public of $93.75 and the issuance of common warrants to purchase 205,360 shares of common stock at a price to the public of $93.63 (the May 2022 Common Stock Warrants). The May 2022 Common Stock Warrants were exercisable beginning on May 24, 2022 and have a five-year term. Due to features in the May 2022 Common Stock Warrants, including dilution adjustments requiring strike price resets, additional warrants have been periodically issued as required in the warrant agreements. As of March 31, 2025 there were 894,194 May 2022 Common Stock Warrants outstanding with an exercise price of $0.0154.

In June 2022, as required by the Second Baker Amendment, the Company issued the June 2022 Baker Warrants to purchase up to 582,886 shares of the Company’s common stock, $0.0001 par value per share. The June 2022 Baker Warrants have an exercise price of $93.75 per share and a five-year term and were exercisable beginning June 28, 2022. The June 2022 Baker Warrants also contain customary 4.99% and 19.99% limitations on exercise provisions. The exercise price and number of shares issuable upon exercise of the June 2022 Baker Warrants is subject to adjustment for certain dilutive issuances, stock splits and similar recapitalization transactions. The exercise price of these warrants was $0.0154 per share as of March 31, 2025.

In February, March, April, July, August, and September 2023, pursuant to the SSNs as discussed in Note 4 – Debt, the Company issued warrants to purchase up to 1,152,122 shares of the Company’s common stock at an exercise price of $2.50 per share, up to 2,615,383 shares of the Company’s common stock at an exercise price of $1.25 per share, and up to 22,189,349 shares of the Company’s common stock at an exercise price of $0.13 per share. The exercise price of these warrants was $0.0154 per share as of March 31, 2025.

On December 21, 2023, warrants to purchase up to 9,972,074 shares of the Company’s common stock were exchanged for 613 shares of the Company’s Series F-1 Shares.

As of March 31, 2025, warrants to purchase up to 20,807,539 shares of the Company’s common stock remain outstanding at a weighted average exercise price of $2.42 per share. In accordance with ASC 815, the warrants are classified as equity instruments as of both March 31, 2025 and December 31, 2024. During the first quarter of 2024, the Company obtained waivers from a majority of the convertible instrument holders, removing the requirement for shares to be reserved for conversion of their instruments, which will prevent the instruments from needing to be liability classified due to an insufficient number of authorized shares going forward. The Company will continue to re-evaluate the classification of its warrants at the close of each reporting period to determine the proper balance sheet classification for them. These warrants are summarized below:

Type of Warrants	Underlying Common Stock to be Purchased	Exercise Price	Issue Date	Exercise Period
Common Warrants	451	$14,062.50	May 24, 2018	May 24, 2018 to May 24, 2025
Common Warrants	888	$11,962.50	April 11, 2019	October 11, 2019 to April 11, 2026
Common Warrants	1,480	$11,962.50	June 10, 2019	December 10, 2019 to June 10, 2026
Common Warrants	1,639	$0.0154	April 24, 2020	April 24, 2020 to April 24, 2025
Common Warrants	1,092	$0.0154	June 9, 2020	June 9, 2020 to June 9, 2025
Common Warrants	8,003	$735.00	January 13, 2022	March 1, 2022 to March 1, 2027
Common Warrants	8,303	$897.56	March 1, 2022	March 1, 2022 to March 1, 2027
Common Warrants	6,666	$309.56	May 4, 2022	May 4, 2022 to May 4, 2027
Common Warrants	894,194	$0.0154	May 24, 2022	May 24, 2022 to May 24, 2027
Common Warrants	582,886	$0.0154	June 28, 2022	May 24, 2022 to June 28, 2027
Common Warrants	49,227	$0.0154	December 21, 2022	December 21, 2022 to December 21, 2027
Common Warrants	130,461	$0.0154	February 17, 2023	February 17, 2023 to February 17, 2028
Common Warrants	258,584	$0.0154	March 20, 2023	March 20, 2023 to March 20, 2028
Common Warrants	369,231	$0.0154	April 5, 2023	April 5, 2023 to April 5, 2028
Common Warrants	349,463	$0.0154	July 3, 2023	July 3, 2023 to July 3, 2028
Common Warrants	615,384	$0.0154	August 4, 2023	August 4, 2023 to August 4, 2028
Common Warrants	12,721,893	$0.0154	September 27, 2023	September 27, 2023 to September 27, 2028
Prefunded Common Warrants	4,807,694	$0.0010	September 27, 2023	September 27, 2023 to September 27, 2028
Total	20,807,539

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

Convertible and Redeemable Preferred Stock

On August 7, 2023, the Company filed a Certificate of Designation of Series E-1 Convertible Preferred Stock (Certificate of Designation), par value $0.0001 per share (the Series E-1 Shares). An aggregate of 2,300 shares was authorized. The Series E-1 Shares are convertible into shares of common stock at a conversion price of $0.40 per share and are both counted toward quorum on the basis of and have voting rights equal to the number of shares of common stock into which the Series E-1 Shares are then convertible. The Series E-1 Shares are senior to all common stock with respect to preferences as to dividends, distributions, and payments upon a dissolution event. In the event of a liquidation event, the Series E-1 Shares are entitled to receive an amount per share equal to the Black Scholes Value as of the liquidation event plus the greater of 125% of the conversion amount (as defined in the Certificate of Designation) and the amount the holder of the Series E-1 Shares would receive if the shares were converted into common stock immediately prior to the liquidation event. If the funds available for liquidation are insufficient to pay the full amount due to the holders of the Series E-1 Shares, each holder will receive a percentage payout. The Series E-1 Shares are entitled to dividends at a rate of 10% per annum or 12% upon a triggering event. On the 18-month anniversary of the initial issuance date for the Series E-1 convertible preferred stock, the dividend rate shall further increase by 30% on the first calendar day of each calendar quarter thereafter until no E-1 Shares remain outstanding. Dividends are payable in shares of common stock and may, at the Company’s election, be capitalized and added to the principal monthly. The Series E-1 Shares also have a provision that allows them to be converted to common stock at a conversion rate equal to the Alternate Conversion Price (as defined in the Certificate of Designation) times the number of shares subject to conversion times the 25% redemption premium in the event of a Triggering Event (as defined in the Certificate of Designation) such as in a liquidation event. The Series E-1 Shares are mandatorily redeemable in the event of bankruptcy. Series E-1 Shares rank higher than all shares of the Company’s common stock and Series F-1 Shares (defined below) with respect to the preferences as to dividends and any distributions and payments upon the liquidation, dissolution, and winding up of the Company.

On August 7, 2023, certain investors party to the December 2022 Notes and the February 2023 Notes exchanged $1.8 million total in principal and accrued interest under the outstanding convertible promissory notes for 1,800 shares of Series E-1 Shares (the August 2023 Preferred Stock Transaction). Per the Series E-1 Convertible Preferred Stock Certificate of Designation, the conversion rate can also be adjusted in several future circumstances, such as on certain dates after the exchange date and upon the issuance of additional convertible securities with a lower conversion rate or in the instance of a Triggering Event. As such, the conversion price has been adjusted several times and is $0.0154 as of March 31, 2025. The Series E-1 Shares are classified as mezzanine equity within the condensed consolidated balance sheets in accordance with ASC 480 because of a fixed 25% redemption premium upon a Triggering Event and no mandatory redemption feature. During the three months ended March 31, 2025 and 2024, an immaterial deemed dividend was recorded in each period as an increase to the number of Series E-1 Shares outstanding.

On December 11, 2023, the Company filed a Certificate of Designation of Series F-1 Convertible Preferred Stock (F-1 Certificate of Designation), par value $0.0001 per share (the Series F-1 Shares). An aggregate of 95,000 shares was authorized. The Series F-1 Shares are convertible into shares of common stock at a conversion price of $0.0635 per share and do not have the right to vote on any matters presented to the holders of the Company’s common stock. The Series F-1 Shares are senior to all common stock and subordinate to the Series E-1 Shares with respect to preferences as to distributions and payments upon a dissolution event. In the event of a liquidation event, the Series F-1 Shares are entitled to receive an amount per share equal to the Black Scholes Value as of the liquidation event plus the greater of 125% of the conversion amount (as defined in the F-1 Certificate of Designation) and the amount the holder of the Series F-1 Shares would receive if the shares were converted into common stock immediately prior to the liquidation event. If the funds available for liquidation are insufficient to pay the full amount due to the holders of the Series F-1 Shares, each holder will receive a percentage payout. The Series F-1 Shares are not entitled to dividends. The Series F-1 Shares also have a provision that allows them to be converted to common stock at a conversion rate equal to the Alternate Conversion Price (as defined in the F-1 Certificate of Designation) times the number of shares subject to conversion times the 25% redemption premium in the event of a Triggering Event (as defined in the F-1 Certificate of Designation) such as in a liquidation event. The Series F-1 Shares are mandatorily redeemable in the event of bankruptcy. In June 2024, the Required Holders, as defined in the F-1 Certificate of Designation, approved an amended and restated certificate of designation (the Amended F-1 Certificate of Designation) to the Company’s certificate of designation designating the rights, preferences, and limitations of the Company’s Series F-1 Shares. Series F-1 Shares rank higher than all shares of the Company’s common stock with respect to the preferences as to dividends and any distributions and payments upon the liquidation, dissolution, and winding up of the Company. The Amended F-1 Certificate of Designation provides for the removal of the conversion price adjustment provisions previously included and changed the conversion price to $0.0154.

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

During the second half of 2024, as part of the funding requirement by Aditxt pursuant to the A&R Merger Agreement, the Company issued a total of 4,000 Series F-1 Shares to Aditxt for an aggregate purchase price of $4.0 million. Additionally, Aditxt also paid the Company $1.0 million in May 2024 in conjunction with signing the Reinstatement and Fourth Amendment to the Merger Agreement. The 4,000 Series F-1 Shares were recorded at fair value with the variance between the immaterial fair value and the total $5.0 million cash received being recorded as additional paid-in-capital in the condensed consolidated balance sheet.

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

In connection with the SSNs issuances, during the three months ended March 31, 2024, the Company increased the number of outstanding Purchase Rights by 1,145,333,158, due to the reset of their exercise price. This was recorded as a loss on issuance of financial instruments in the amount of $3.3 million in the condensed consolidated statements of operations. No such exercise price reset occurred during the three months ended March 31, 2025. The exercise price will be further adjusted if any other convertible instruments have price resets. In addition, the Company issued 17,725,000 shares of common stock upon the exercise of certain Purchase Rights during the three months ended March 31, 2024; no exercises were completed in the three months ended March 31, 2025. As of March 31, 2025, Purchase Rights of 1,519,148,899 shares of the Company’s common stock remained outstanding.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows in common equivalent shares as of March 31, 2025:

Common stock issuable upon the exercise of stock options outstanding	3,372
Common stock issuable upon the exercise of common stock warrants	10,598,201
Common stock available for future issuance under the 2019 ESPP	509
Common stock available for future issuance under the Amended and Restated 2014 Plan	5,789
Common stock available for future issuance under the Amended Inducement Plan	609
Common stock reserved for the exercise of purchase rights	741,490,642
Common stock reserved for the conversion of convertible notes	165,048,777
Common stock reserved for the conversion of series E-1 preferred stock	47,680,934
Total common stock reserved for future issuance(1)	964,828,833

(1)	The potentially dilutive securities in Note 2 – Summary of Significant Accounting Policies includes all potentially dilutive securities that are not included in the diluted EPS as per U.S. GAAP, whereas the total common stock reserved for future issuance in the table above includes the shares that must legally be reserved based on the applicable instruments’ agreements.

9. Stock-based Compensation

Equity Incentive Plans

No equity awards were issued in either period presented. The following table summarizes stock-based compensation expense related to stock options granted to employees, non-employee directors and consultants included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2025	2024

Research and development	$1	$16
Selling and marketing	3	35
General and administrative	66	186
Total	$70	$237

Stock Options

There were no stock options granted during the three months ended March 31, 2025 or 2024. As of March 31, 2025, unrecognized stock-based compensation expense for employee stock options was approximately $0.1 million, which the Company expects to recognize over a weighted-average remaining period of 0.4 years, assuming all unvested options become fully vested.

10. Subsequent Events

Pharma 1 Licensing Agreement Amendment

On May 3, 2025, the Company entered into the First Amendment to Development and Supply Agreement with Pharma 1 in order to add an additional 3-applicator package size of PHEXXI to be sold by Pharma 1.

OTC Markets Compliance

On April 22, 2025, the Company received a written notice from the OTC Markets that it did not regain compliance with the Minimum Bid Price Requirement during the specified period, and therefore its common stock was removed from OTCQB and began trading on the OTC Pink Current (OTCPK) at market open on April 23, 2025.

Aditxt

On April 8, 2025, the Company entered into a securities purchase agreement (Aditxt SPA) with Aditxt providing for the sale and issuance of senior subordinated convertible notes due in the aggregate original principal amount of $2.3 million (the Aditxt Notes) and warrants to purchase an aggregate of 149,850,150 shares (the Aditxt Warrants) of common stock the Company, par value $0.0001 (collectively, the Aditxt Offering).

The Aditxt Offering partially closed on April 8, 2025 (the Initial Closing Date) and, as a result, the Company issued Aditxt Notes in an aggregate principal amount of $1.2 million and Aditxt Warrants to purchase 74,925,075 shares of Common Stock. Aditxt paid approximately $650 for each $1,000 of the principal amount of Notes and Warrants. After offering costs, net proceeds to the Company from the Offering were approximately $0.8 million. The Company waived Aditxt’s default due to the full Fifth Parent Investment not being made by the deadline of April 7, 2025, as set forth in the Fifth Amendment. As part of the waiver, the second half of the Aditxt Offering must be funded no later than April 16, 2025 or Aditxt will be in default and the Company will have the ability to terminate the Merger. The Company received the second half of the funds on April 22, 2025.

On April 10, 2025, Aditxt, the Company and Adjuvant Global Health Technology Fund, L.P. and Adjuvant Global Fund DE, L.P. (collectively, Adjuvant) entered into a Call Option Agreement wherein Adjuvant granted to Aditxt a call option to purchase, at the sole discretion of Aditxt, all of the convertible Adjuvant Notes and Rights to receive Common Stock (the Securities) held by Adjuvant for an aggregate purchase price of $13.0 million. The call option can be exercised at any time after the satisfaction in full of the repayment obligations under the Company’s Baker Notes and until June 30, 2025. Further, if Aditxt does not satisfy its obligations to the Company’s senior secured creditor by May 31, 2025, Adjuvant is free to transfer the Securities to another purchaser and the Call Option Agreement shall be extinguished and terminate.

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

Overview

We are a San Diego-based commercial-stage biopharmaceutical company with a strong focus on innovation in women’s health. We currently commercialize two FDA-approved products: PHEXXI® (lactic acid, citric acid and potassium bitartrate) vaginal gel and SOLOSEC® (secnidazole) 2 g oral granules.

Approved by the FDA on May 22, 2020, PHEXXI is the first and only non-hormonal prescription contraceptive gel. It is locally acting, with no systemic activity, and used on-demand by women only when they have sex. Because PHEXXI is a non-hormonal contraceptive, it is not associated with side effects of exogenous hormone use like depression, weight gain, headaches, loss of libido, mood swings and irritability. Taking hormones may not be right for some women, especially those with certain medical conditions, including clotting disorders hormone-sensitive cancer, diabetes, or a BMI over 30, or those who are breast feeding or who smoke. Per the National Center for Heath Statistics (NCHS), more than 23.3 million women in the U.S. will not use a hormonal contraceptive.

Evofem has delivered PHEXXI net sales growth in each consecutive year since it was launched in September 2020. Key growth drivers for 2025 include social media campaigns, participation in strategic medical conferences, and initiatives to expand use of PHEXXI in women who take oral birth control pills in conjunction with GLP-1 prescription medications like Ozempic, Mounjaro and Zepbound for weight loss. These drugs may make oral birth control pills less effective at certain points in the dosing schedule. Per the USPI, prescribers are instructed to “advise patients using oral contraceptives to switch to a non-oral contraceptive method or add a barrier method” to prevent unintended pregnancy during these times.

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

We intend to expand the global reach of our products and further increase our global potential through ex-U.S. partnerships or licensing agreements for PHEXXI and SOLOSEC.

We licensed exclusive commercial rights in the Middle East to Pharma 1 Drug Store, an emerging Emirati health care company, for PHEXXI on July 17, 2024, as amended on May 3, 2025. Under this agreement, the licensed territory includes the United Arab Emirates (UAE), Kuwait, Saudi Arabia, Qatar and certain other countries in the region. Pharma 1 is responsible for obtaining and maintaining any regulatory approvals required to market and sell PHEXXI, and will handle all aspects of distribution, sales and marketing, pharmacovigilance and all other commercial functions in these countries. Evofem will supply product to Pharma 1 at cost-plus. Pharma 1 is on track to file for regulatory approval of PHEXXI in the UAE in the second quarter of 2025.

Additionally, PHEXXI was approved in Nigeria on October 6, 2022, as Femidence™ by the National Agency for Food and Drug Administration and Control. PHEXXI has also been submitted for approval in Mexico, Ethiopia and Ghana.

We halted clinical development of our investigational product candidates in October 2022 to focus resources on growing domestic sales of PHEXXI for the prevention of pregnancy.

Recent Developments

Aditxt Note and Warrant Issuance

On April 8, 2025, the Company entered into a securities purchase agreement (Aditxt SPA) with Aditxt providing for the sale and issuance of senior subordinated convertible notes due in the aggregate original principal amount of $2.3 million (the Aditxt Notes) and warrants to purchase an aggregate of 149,850,150 shares (the Aditxt Warrants) of common stock the Company, par value $0.0001 (collectively, the Aditxt Offering).

The Aditxt Offering closed on April 8, 2025 and, as a result, the Company issued Aditxt Notes in an aggregate principal amount of $2.3 million and Aditxt Warrants to purchase 149,850,150 shares of common stock with an exercise price of $0.0154. Aditxt paid approximately $650 for each $1,000 of the principal amount of Notes and Warrants. The net proceeds after the offering costs to the Company from the Aditxt Offering were approximately $1.5 million. The Company waived Aditxt’s default under the terms of the A&R Merger Agreement due to the full Fifth Parent Investment not being made by the deadline set forth in the Fifth Amendment.

Adjuvant Notes Call Option

On April 10, 2025, Aditxt, the Company and Adjuvant Global Health Technology Fund, L.P. and Adjuvant Global Fund DE, L.P. (collectively, Adjuvant) entered into a Call Option Agreement wherein Adjuvant granted to Aditxt, a call option to purchase, at the sole discretion of Aditxt, all of the convertible Adjuvant Notes and Rights to receive common stock (the Securities) held by Adjuvant for an aggregate purchase price of $13.0 million. The call option can be exercised at any time after the satisfaction in full of the repayment obligations under the Company’s Baker Notes and until June 30, 2025. If the obligations under the Company’s senior secured creditor are not satisfied by May 31, 2025, Adjuvant is free to transfer the Securities to another purchaser and the Call Option Agreement shall be extinguished and terminate.

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

On July 12, 2024, the Company, the Merger Sub and Aditxt entered into the Amended and Restated Merger Agreement, as amended (the A&R Merger Agreement). Except as described below, the terms and provisions of the A&R Merger Agreement are consistent with the terms and provision of the original Merger Agreement.

●	As consideration for the Merger, Parent will pay $1.8 million, less an amount equal to the product of (x) the number of Dissenting Shares represented by Company Common Stock and (y) the Common Exchange Ratio (as defined in the A&R Merger Agreement) (the Common Consideration)
●	Each share of the Company’s Series E-1 Preferred Stock, par value $0.0001 (the Series E-1), issued and outstanding as of the Effective Time (as defined in the A&R Merger Agreement) shall automatically be converted into the right to receive from Aditxt one share Parent Preferred Stock (the Preferred Merger Consideration)

At the Effective Time of the Merger:

(i)	The Company Convertible Note Holders will enter into an Exchange Agreement, pursuant to which these Note Holders exchange the value of their then-outstanding Company Convertible Notes and purchase rights for an aggregate of not more than 88,161 shares of Parent Preferred Stock.
(ii)	Each stock option of the Company (the Options), that was outstanding and unexercised immediately prior to the Effective Time will be cancelled without the right to receive any consideration.
(iii)	all shares of Company Common Stock or Company Preferred Stock held by Parent or Merger Sub or by any wholly-owned Subsidiary thereof, shall be automatically cancelled and retired and shall cease to exist and no consideration shall be delivered or deliverable in exchange therefore;

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

On December 23, 2024, Evofem announced the withdrawal from consideration by the stockholders of the Company the proposals set forth in its preliminary proxy statement and its decision to cancel its planned special meeting.

On March 22, 2025, the Company, Parent and Merger Sub entered into the fifth amendment to the A&R Merger Agreement (the Fifth Amendment), to (i) change the required consummation date to September 30, 2025; (ii) add a Fifth Parent Investment of $1.5 million to be completed by April 7, 2025; and (iii) add a special meeting consummation date being on or prior to September 26, 2025.

The A&R Merger Agreement, as amended, entered into on July 12, 2024, has as a condition of closing that the outstanding balance of the Baker Notes plus all accrued and unpaid interest thereon, in an amount not to exceed the Repurchase Price, shall have been paid in full. As discussed above, the A&R Merger Agreement was amended on August 16, 2024, September 6, 2024, October 2, 2024, November 19, 2024, and March 22, 2025; none of the amendments updated this closing condition.

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

Key growth drivers for 2025 include initiatives to expand use of PHEXXI in women who take oral birth control pills in conjunction with GLP-1 prescription medications like Ozempic, Mounjaro and Zepbound for weight loss. These drugs may make oral birth control pills less effective at certain points in the dosing schedule. Per the USPI, prescribers are instructed to “advise patients using oral contraceptives to switch to a non-oral contraceptive method or add a barrier method” to prevent unintended pregnancy during these times.

We continue working to increase the number of lives covered and to gain a preferred formulary position for PHEXXI.

Previous contracting efforts have validated our access strategy. With PHEXXI approval rates consistently above 80%, the Company has taken a step back from broad payer contracting and has leaned into developing more pharmacy partnerships. We’ve recently expanded our network with a major national chain and two trusted regional partners, boosting access and supporting smarter, more targeted pull-through.

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

SOLOSEC

In July 2024, we expanded our commercial portfolio by acquiring global rights to SOLOSEC® (secnidazole) 2 g oral granules, a single-dose oral antimicrobial agent that provides a complete course of therapy with just one dose for the treatment of two common sexual health infections. SOLOSEC is FDA-approved for the treatment of:

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

Operating Expenses

Cost of Goods Sold

Inventory costs include all purchased materials, direct labor, and manufacturing overhead. In addition, in prior years we were obligated to pay quarterly royalty payments pursuant to our license agreement with Rush University, in amounts equal to a single-digit percentage of the gross amounts we receive on a quarterly basis, less certain deductions incurred in the quarter based on a sliding scale. We were also obligated to pay a minimum annual royalty amount of $0.1 million to the extent these earned royalties were less than or equal to $0.1 million in a given year. Due to the patent expiration, no royalty costs were recorded for the three months ended March 31, 2025, while $0.2 million was incurred for the three months ended March 31, 2024 and was included in the costs of goods sold in the condensed consolidated financial statements. No further royalties are due to Rush University now that the patent has expired.

We are obligated to pay quarterly royalties under the SOLOSEC Asset Purchase Agreement dated July 14, 2024; this royalty is based on a percentage of SOLOSEC net sales, adjusted for co-pay program costs. There are no minimum quarterly or annual royalty amounts. Such royalty costs were $0.1 million for the three months ended March 31, 2025.

Research and Development Expenses

Our research and development expenses primarily consist of costs associated with ongoing improvements related to our products. These expenses include:

●	continuous improvements of manufacturing and analytical efficiency;
●	ongoing product characterization and process optimization;
●	alternative raw material evaluation to secure an uninterrupted supply chain and reduce cost of goods sold;
●	employee-related expenses, including salaries, benefits, travel and noncash stock-based compensation expense; and
●	facilities, depreciation, and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment, and research and other supplies.

We expense internal and third-party research and development expenses as incurred.

During the three months ended March 31, 2025, the Company negotiated a portion of its trade payables with numerous vendors, which resulted in a $5.6 million reduction in research and development expenses. Additionally, the amounts related to noncash stock-based compensation expenses decreased to nearly zero, or by 96%, payroll related expenses decreased by $0.2 million, or 60%, outside services costs increased by $0.2 million, or 169%, and other costs increased immaterially, or 19%. We do not anticipate investing in clinical development for the foreseeable future.

Selling and Marketing Expenses

Our selling and marketing expenses consist primarily of PHEXXI and SOLOSEC commercialization costs, the PHEXXI telehealth platform, training, salaries, benefits, travel, noncash stock-based compensation expense, and other related costs for our employees and consultants.

Our selling and marketing expenses increased slightly in the three months ended March 31, 2025 compared to the prior year, due in part to the addition of expenses related to adding SOLOSEC, most significantly the additional PDUFA fee, as well as our investment in certain marketing and DTC initiatives for PHEXXI.

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

Our general and administrative expenses decreased in the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to a decrease in personnel costs.

Other Income (Expense)

Other income (expense) consists primarily of interest expense and the fair value adjustments of financial instruments issued in various capital raise transactions, including loss on issuance of financial instruments, quarterly change in fair value adjustments, and gains or losses on debt extinguishment. The change in fair value of financial instruments was recognized as a result of mark-to-market adjustments for those financial instruments. Additionally, other income (expense) also includes a gain (loss) on debt modification or extinguishment and loss on issuance of financial instruments in the prior year period.

Results of Operations

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024 (in thousands):

Net Product Sales

	Three Months Ended March 31,		2025 vs. 2024
	2025	2024	$ Change	% Change

Product sales, net	$845	$3,603	$(2,758)	(77)%

The decrease in product sales, net, primarily reflects a decrease in the sales volume in the current period due to the significant amount of PHEXXI purchases by wholesalers in December 2024 ahead of the January 2025 price increase. There was also a price increase in January 2024, but the December 2023 purchases were not as significant and as such, the first quarter of 2024 was not as heavily impacted.

Cost of Goods Sold

	Three Months Ended March 31,		2025 vs. 2024
	2025	2024	$ Change	% Change

Cost of goods sold	$365	$684	$(319)	(47)%

The decrease in cost of goods sold was primarily due to the decrease in sales in the current period as compared to the same period in the prior year, as well as the end of the Rush royalty as described above. The decreases were offset by a reduction to the SOLOSEC inventory balance related to finished goods that the Company anticipates will be destroyed as part of the upcoming conversion to the Evofem labeled product.

Research and Development Expenses

	Three Months Ended March 31,		2025 vs. 2024
	2025	2024	$ Change	% Change

Research and development	$(5,035)	$594	$(5,629)	(948)%

During the three months ended March 31, 2025, the Company negotiated a portion of its trade payables with numerous vendors, which resulted in a $5.6 million reduction in research and development expenses.

Selling and Marketing Expenses

	Three Months Ended March 31,		2025 vs. 2024
	2025	2024	$ Change	% Change

Selling and marketing	$2,600	$2,345	$255	11%

The increase in selling and marketing expenses was primarily due to a $0.2 million increase related to the PDUFA fee for SOLOSEC and $0.1 million related to marketing and DTC promotion costs, including media agency fees.

General and Administrative Expenses

	Three Months Ended March 31,		2025 vs. 2024
	2025	2024	$ Change	% Change

General and administrative	$2,365	$2,824	$(459)	(16)%

The decrease in general and administrative expenses was primarily due to a $0.3 million decrease in personnel costs and a decrease of $0.1 million in facilities and outside services costs.

Total other income (expense), net

	Three Months Ended March 31,		2025 vs. 2024
	2025	2024	$ Change	% Change

Total other income (expense), net	$629	$(1,965)	$2,594	132%

Total other income (expense), net, for the three months ended March 31, 2025 primarily included a gain of $1.2 million related to the change in fair value of financial instruments partially offset by $0.6 million of interest expense related primarily to the Adjuvant Note.

Total other income (expense), net, for the three months ended March 31, 2024 primarily included a loss on the issuance of financial instruments related to the anti-dilution adjustment for the purchase rights and $0.6 million of interest expense related to the Adjuvant Note partially offset by gains related to the re-assignment of the Baker Notes of $1.1 million and $0.8 million from the change in fair value of financial instruments.

Liquidity and Capital Resources

Overview

As of March 31, 2025, we had a working capital deficit of $65.0 million and an accumulated deficit of $896.7 million. We have financed our operations to date primarily through the issuance of preferred stock, common stock, warrants and convertible and term notes; cash received from private placement transactions; and, to a lesser extent, product sales. As of March 31, 2025, we had approximately $1.1 million in cash and cash equivalents, including $0.9 million of restricted cash available for use as prescribed in the Adjuvant Notes (as defined in Note 4 - Debt). Our cash and cash equivalents include amounts held in checking accounts. Management believes that the Company’s cash and cash equivalents as of March 31, 2025 are insufficient to fund operations for at least the next 12 months from the date on which this Quarterly Report on Form 10-Q is filed with the SEC.

We have incurred losses and negative cash flows from operating activities since inception. In 2024, we focused on further improving and increasing PHEXXI access, acquired global rights to SOLOSEC, and delivered our fourth consecutive year of PHEXXI net sales growth. We also paid our outstanding balance, including interest and penalties, to the FDA for the fiscal years 2023, 2024, and the 2025 PDUFA invoices for PHEXXI and SOLOSEC.

In 2025, we will continue to focus on top-line growth while maintaining a lean operating structure. We will continue to explore opportunities for organic growth, entry into new markets, and potential expansion of our product offerings beyond PHEXXI and SOLOSEC.

As of March 31, 2025, the Company’s significant commitments include the Baker Notes, Adjuvant Notes, and SSNs as described in Note 4 - Debt and fleet leases, Rush University royalty, SOLOSEC contingent liability, and the potential settlement amount with TherapeuticsMD as described in Note 7 - Commitments and Contingencies. The purpose of these commitments is to further the commercialization of PHEXXI and SOLSOEC. Management’s plans to meet the Company’s cash flow needs in the next 12 months include generating revenue from the sale of PHEXXI and SOLOSEC, further restructuring of the Company’s current payables, and obtaining additional funding through means such as the issuance of its capital stock, non-dilutive financings, or through collaborations or partnerships with other companies, including license agreements for PHEXXI and/or SOLOSEC in the U.S. or foreign markets, or other potential business combinations.

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

The opinion of our independent registered public accounting firm on our audited consolidated financial statements as of and for the years ended December 31, 2024 and 2023 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Future reports on our consolidated financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. Our unaudited condensed consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 included in this Quarterly Report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue our operations.

Summary Statement of Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Three Months Ended March 31,		2025 vs. 2024
	2025	2024	$ Change	% Change
Net cash, cash equivalents and restricted cash provided by operating activities	$560	$123	$441	359%
Net cash, cash equivalents and restricted cash used in investing activities	(57)	(14)	(47)	(336)%
Net cash, cash equivalents and restricted used in financing activities	(135)	-	(135)	100%
Net change in cash, cash equivalents and restricted cash	$368	$109	$259	238%

Cash Flows from Operating Activities. During the three months ended March 31, 2025, the primary source of cash, cash equivalents and restricted cash was related to collection of the accounts receivable from the increased sales in December 2024 ahead of the January 2025 price increase as well as due to continued efforts to restrict spending across the organization. During the three months ended March 31, 2024, the primary reason for net cash, cash equivalents and restricted cash provided in operating activities was due to the limited spending in operations across all functions of the Company.

Cash Flows from Investing Activities. During the three months ended March 31, 2025, the primary use of cash, cash equivalents and restricted cash was the payment of amounts related to the acquisition of SOLOSEC which had previously been recorded as accounts payable. During the three months ended March 31, 2024, the use of cash, cash equivalents and restricted cash was immaterial.

Cash Flows from Financing Activities. During the three months ended March 31, 2025, the primary use of cash, cash equivalents and restricted cash was the payment of short-term debt.

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

Contractual Obligations and Commitments

Operating Leases

Operating lease right-of-use assets and lease liabilities were $0.1 million each on both March 31, 2025 and December 31, 2024. See Note 7- Commitments and Contingencies for more detailed discussions on leases and financial statements information under ASC 842, Leases.

Other Contractual Commitments

As described in Note 7 - Commitments and Contingencies, in November 2019, the Company entered into a supply and manufacturing agreement with a third-party to manufacture PHEXXI, with potential to manufacture other product candidates, in accordance with all applicable current good manufacturing practice regulations. There were approximately $0.8 million in purchases under the supply and manufacturing agreement for the three months ended March 31, 2025 and no such purchases during the three months ended March 31, 2024.

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

Intellectual Property Rights

As described in Note 7 - Commitments and Contingencies, royalty costs owed to Rush University pursuant to the Rush License Agreement were $0.2 million for the three months ended March 31, 2024. No such amounts were incurred for the three months ended March 31, 2025 due to the expiration of the Rush patent. As of both March 31, 2025 and December 31, 2024, approximately $2.0 million were included in accrued expenses in the condensed consolidated balance sheets.

Other Matters

Recently Issued Accounting Pronouncements

For information with respect to recent accounting pronouncements, see Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report.

Critical Accounting Policies

There have not been any material changes to the critical accounting policies disclosed in our Form 10-K for the year ended December 31, 2024.

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

As described in our Annual Report on Form 10-K for the year ended December 31, 2024, we identified material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act is recorded, processed, summarized, and reported as and when required.

Notwithstanding the conclusion by our CEO and CFO that our Disclosure Controls as of March 31, 2025 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described more fully under Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, management believes that the condensed consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows as of the date presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

Changes in Internal Control over Financial Reporting

Except for ongoing remediation activities described in the preceding paragraph, there were no changes in our internal control over financial reporting that occurred during our latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have not been any material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 24, 2025 and amended on March 28, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

As of the filing date, the Company does not have any defaults on any Senior Securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	None.

(b)	None.

(c)	Rule 10b5-1 Trading Plans

During the three months ended March 31, 2025, none of our directors or officers entered into, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that were intended to satisfy the affirmative defense conditions of Rule 10b5-1, in each case as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index.

EXHIBIT INDEX

Exhibit			Filed	Incorporated by Reference
No.		Exhibit Title	Herewith	Form	File No.	Date Filed
2.1		Amended and Restated Plan of Merger, by and between the Company, Aditxt, Inc. and Adifem, Inc.		8-K	001-36754	7/18/2024
2.2		First Amendment to the Amended and Restated Agreement and Plan of Merger, by and between the Company, Aditxt, Inc., and Adifem, Inc., dated August 16, 2024		8-K	001-36754	8/20/2024
2.3		Second Amendment to the Amended and Restated Agreement and Plan of Merger, by and between the Company, Aditxt, Inc., and Adifem, Inc., dated September 6, 2024		8-K	001-36754	9/6/2024
2.4		Third Amendment to the Amended and Restated Agreement and Plan of Merger, by and among the Company, Aditxt, Inc. and Adifem, Inc., dated October 2, 2024		8-K	001-36754	10/3/2024
2.5		Fourth Amendment to the Amended and Restated Agreement and Plan of Merger, by and among the Company, Aditxt, Inc. and Adifem, Inc., dated November 19, 2024		8-K	001-36754	11/25/2024
2.6		Fifth Amendment to the Amended and Restated Agreement and Plan of Merger by and among the Company, Aditxt, Inc. and Adifem, Inc., dated March 22, 2025		10-K	001-36754	3/24/2025
10.1		License and Supply Agreement dated March 20, 2025		8-K	001-36754	3/26/2025
10.2		Amendment No. 1 to License and Supply Agreement dated March 20, 2025		8-K	001-36754	4/3/2025
10.3		Form of Securities Purchase Agreement		8-K	001-36754	4/14/2025
10.4		Form of Senior Subordinated Convertible Note		8-K	001-36754	4/14/2025
10.5		Form of Warrant		8-K	001-36754	4/14/2025
10.6		Form of Call Option Agreement		8-K	001-36754	4/14/2025
10.7		First Amendment to Development and Supply Agreement dated May 3, 2025		8-K	001-36754	5/8/2025
31.1	*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	†	Inline XBRL Instance Document	X
101.SCH	†	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	†	Inline XBRL Definition Linkbase Document	X
101.LAB	†	Inline XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104		Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

*	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation by reference language in such filing.
†	The financial information of Evofem Biosciences, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 filed on May 15, 2025 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Operations, (iv) the Condensed Consolidated Statements of Convertible and Redeemable Preferred Stock and Stockholders’ Deficit, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, is furnished electronically herewith.
^^	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVOFEM BIOSCIENCES, INC.

Date: May 15, 2025	By:	/s/ Ivy Zhang
Ivy Zhang
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

