Form 10-Q
period 2025-06-30
Evofem Biosciences, Inc.
filed 2025-08-14
CIK 1618835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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
None

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

The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding as of August 9, 2025 was 118,656,354.

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

These forward-looking statements include, among other things, statements about:

●	the consummation of the transactions contemplated by the Merger Agreement and documents related thereto;
●	our ability to continue as a going concern;
●	the Notice of Default and cancellation of Forbearance Agreement received by Future Pak, LLC and any potential legal action(s) against the Company, including that its assets that could be taken and potential negative outcome(s) thereof;
●	our ability to successfully commercialize SOLOSEC® (secnidazole) 2g oral granules (SOLOSEC);
●	our ability to remediate the material weaknesses in our internal controls and procedures identified by management;
●	our ability to obtain necessary approvals of any corporate action(s) needing stockholder, FINRA, or other approvals;
●	our ability to file Annual and Quarterly Reports on a timely basis;
●	our ability to raise additional capital to fund our operations if and as needed;
●	our ability to achieve and sustain profitability;
●	our estimates regarding our future performance including, without limitation, any estimates of potential future revenues;
●	estimates regarding market size;
●	our estimates regarding expenses, revenues, financial performance, and capital requirements, including the length of time our capital resources will sustain our operations;
●	our ability to comply with the provisions and requirements of our debt arrangements, to avoid future defaults pursuant to our debt arrangements, and to pay amounts owed, including any amounts that may be accelerated, pursuant to our debt arrangements;
●	estimates regarding health care providers’ (HCPs’) recommendations of PHEXXI® (lactic acid, citric acid, and potassium bitartrate) vaginal gel (PHEXXI) to patients;
●	estimates regarding HCPs’ recommendations of SOLOSEC to patients suffering from the sexual health infections for which it is indicated;
●	the rate and degree of market acceptance of our products;
●	our ability to successfully commercialize and distribute our products and continue to develop our sales and marketing capabilities, particularly after any product rebrand;
●	the requirement to change the name of PHEXXI and our estimates regarding the timing and cost thereof;
●	our estimates regarding the effectiveness of our marketing campaigns;
●	our strategic plans for our business, including the commercialization of our products;

●	the potential for changes to current regulatory mandates requiring health insurance plans to cover U.S. Food and Drug Administration (FDA) cleared or approved contraceptive products without cost sharing;
●	our ability to obtain or maintain third-party payer coverage and adequate reimbursement, and our reliance on the willingness of patients to pay out-of-pocket for our products absent full or partial third-party payer reimbursement;
●	the potential substantial negative impact on contraception access and STI treatment, especially for low-income and uninsured women after the passage of the One Big Beautiful Bill Act;
●	our ability to protect and defend our intellectual property position and our reliance on third party licensors;
●	our ability to obtain additional patent protection for our products;
●	our dependence on third parties for the manufacture of our products;
●	our ability to expand our organization to accommodate potential growth; and
●	our ability to retain and attract key personnel.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value and share data)

	As of
	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$-	$-
Restricted cash	748	741
Trade accounts receivable, net	4,934	9,832
Inventories	1,906	1,577
Prepaid and other current assets	1,382	1,459
Total current assets	8,970	13,609

Property and equipment, net	424	458
Operating lease right-of-use assets	214	89
Intangible asset, net (Note 7)	4,738	9,597
Other noncurrent assets	36	36
Total assets	$14,382	$23,789
Liabilities, convertible and redeemable preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$12,291	$16,172
Notes - carried at fair value (Note 4)	14,746	14,974
Notes - carried at fair value -Related Party (Note 4)	35	-
Convertible notes, net - Adjuvant (Note 4)	31,933	30,769
Short term debt	383	135
Accrued expenses	3,327	5,509
Accrued compensation	3,249	3,494
Operating lease liabilities - current	124	82
Derivative liabilities	3	1,359
Contingent liabilities - current (Note 7)	213	592
Other current liabilities	7,589	7,362
Total current liabilities	73,893	80,448
Operating lease liabilities - noncurrent	89	7
Contingent liabilities - noncurrent (Note 7)	5,230	9,809
Total liabilities	79,212	90,264
Commitments and contingencies (Note 7)
Convertible and redeemable preferred stock, $0.0001 par value, senior to common stock
Series E-1 and F-1 convertible and redeemable preferred stock, 2,300 and 95,000 shares authorized; 2,300 and 2,068 shares of E-1 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively; 26,280 shares of F-1 issued and outstanding at both June 30, 2025 and December 31, 2024	4,786	4,782
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at both June 30, 2025 and December 31, 2024	-	-
Common Stock, $0.0001 par value; 3,000,000,000 shares authorized; 118,656,354 and 113,356,354 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	12	11
Additional paid-in capital	831,424	829,026
Accumulated other comprehensive loss	(2,556)	(2,630)
Accumulated deficit	(898,496)	(897,664)
Total stockholders’ deficit	(69,616)	(71,257)
Total liabilities, convertible and redeemable preferred stock and stockholders’ deficit	$14,382	$23,789

See accompanying notes to the condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Product sales, net	$4,825	$4,160	$5,670	$7,763

Operating Expenses:
Cost of goods sold	755	769	1,120	1,453
Amortization of intangible asset	107	-	330	-
Research and development, net	746	270	(4,289)	864
Selling and marketing	2,625	2,243	5,225	4,588
General and administrative	1,843	2,267	4,208	5,091
Total operating expenses	6,076	5,549	6,594	11,996
Loss from operations	(1,251)	(1,389)	(924)	(4,233)
Other income (expense):
Interest income	2	6	10	10
Other expense, net	(662)	(558)	(1,262)	(1,174)
Loss on issuance of financial instruments	-	(25)	-	(3,300)
Gain on debt extinguishment, net	-	-	-	1,120
Change in fair value of financial instruments	134	3,325	1,355	4,127
Total other income (expense), net	(526)	2,748	103	783
Income (loss) before income tax expense	(1,777)	1,359	(821)	(3,450)
Income tax expense	(7)	(8)	(7)	(8)
Net income (loss)	(1,784)	1,351	(828)	(3,458)
Convertible and redeemable preferred stock deemed dividends	(1)	(47)	(4)	(94)
Net income (loss) attributable to common stockholders	$(1,785)	$1,304	$(832)	$(3,552)
Net income (loss) per share attributable to common stockholders:
Basic (Note 2)	$(0.02)	$0.02	$(0.01)	$(0.07)
Diluted (Note 2)	$(0.02)	$(0.00)	$(0.01)	$(0.07)
Weighted-average shares used to compute net income (loss) per share attributable to common shareholders:
Basic	115,686,024	66,773,313	114,527,625	48,983,853
Diluted	115,686,024	1,613,722,212	114,527,625	48,983,853

See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net income (loss)	$(1,784)	$1,351	$(828)	$(3,458)
Other comprehensive income (loss):
Change in fair value of financial instruments attributed to credit risk change (Note 4)	(573)	(256)	74	68
Comprehensive income (loss)	$(2,357)	$1,095	$(754)	$(3,390)

See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE AND REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands, except share data)

	Series E-1 Convertible and Redeemable Preferred Stock		Series F-1 Convertible and Redeemable Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance as of December 31, 2024	2,068	$1,979	26,280	$2,803	113,356,354	$11	$829,026	$(2,630)	$(897,664)	$(71,257)
Stock-based compensation	-	-	-	-	-	-	70	-	-	70
Change in fair value of financial instruments attributed to credit risk change (Note 4)	-	-	-	-	-	-	-	647	-	647
Series E-1 Shares dividends	53	3	-	-	-	-	-	-	(3)	(3)
Net income	-	-	-	-	-	-	-	-	956	956
Balance as of March 31, 2025	2,121	$1,982	26,280	$2,803	113,356,354	$11	$829,096	$(1,983)	$(896,711)	$(69,587)
Issuance of common stock upon noncash exercise of purchase rights	-	-	-	-	5,300,000	1	1	-	-	2
Issuance of Aditxt Notes – Related Party (Note 4)	-	-	-	-	-	-	2,296	-	-	2,296
Stock-based compensation	-	-	-	-	-	-	31	-	-	31
Change in fair value of financial instruments attributed to credit risk change (Note 4)	-	-	-	-	-	-	-	(573)	-	(573)
Series E-1 Shares dividends	179	1	-	-	-	-	-	-	(1)	(1)
Net loss	-	-	-	-	-	-	-	-	(1,784)	(1,784)
Balance as of June 30, 2025	2,300	$1,983	26,280	$2,803	118,656,354	$12	$831,424	$(2,556)	$(898,496)	$(69,616)

	Series E-1 Convertible and Redeemable Preferred Stock		Series F-1 Convertible and Redeemable Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit

Balance as of January 1, 2024	1,874	$1,874	22,280	$2,719	20,007,799	$2	$823,036	$(849)	$(888,699)	$(66,510)
Issuance of common stock upon exercise of warrants	-	-	-	-	246,153	-	15	-	-	15
Issuance of common stock upon noncash exercise of purchase rights	-	-	-	-	17,725,000	2	87	-	-	89
Issuance of common stock upon conversion of notes	-	-	-	-	10,731,443	1	34	-	-	35
Stock-based compensation	-	-	-	-	-	-	237	-	-	237
Change in fair value of financial instruments attributed to credit risk change (Note 4)	-	-	-	-	-	-	-	324	-	324
Series E-1 shares dividends	47	47	-	-	-	-	-	-	(47)	(47)
Net loss	-	-	-	-	-	-	-	-	(4,809)	(4,809)
Balance as of March 31, 2024	1,921	$1,921	22,280	$2,719	48,710,395	$5	$823,409	$(525)	$(893,555)	$(70,666)
Issuance of common stock upon noncash exercise of purchase rights	-	-	-	-	24,350,000	2	66	-	-	68
Issuance of common stock upon conversion of notes	-	-	-	-	9,768,291	1	15	-	-	16
Stock-based compensation	-	-	-	-	-	-	219	-	-	219
Change in fair value of financial instruments attributed to credit risk change (see Note 4)	-	-	-	-	-	-	-	(256)	-	(256)
Series E-1 Shares dividends	47	47	-	-	-	-	-	-	(47)	(47)
Net income	-	-	-	-	-	-	-	-	1,351	1,351
Balance as of June 30, 2024	1,968	$1,968	22,280	$2,719	82,828,686	$8	$823,709	$(781)	$(892,251)	$(69,315)

See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(828)	$(3,458)
Adjustments to reconcile net loss to net cash, cash equivalents and restricted cash used in operating activities:
Loss on issuance of financial instruments	-	3,300
Gain on debt extinguishment	-	(1,120)
Change in fair value of financial instruments	(1,355)	(4,127)
Inventory write-down for excess & obsolescence	178	-
Loss on contingent liability	25	-
Stock-based compensation	101	456
Depreciation	10	19
Amortization of intangible asset	330	-
Noncash interest expense	1,165	1,109
Noncash right-of-use amortization	61	82
Net loss on disposal or impairment of property and equipment	20	11
Gain on accounts payable and accrued expenses settlements	(5,607)	-
Changes in operating assets and liabilities:
Trade accounts receivable	4,898	1,121
Inventories	(507)	637
Prepaid and other assets	77	349
Accounts payable	(709)	(987)
Accrued expenses and other liabilities	514	1,000
Accrued compensation	(245)	671
Contingent liabilities	(425)	-
Operating lease liabilities	(62)	(81)
Net cash, cash equivalents and restricted cash used in operating activities	(2,359)	(1,018)
Cash flows from investing activities:
Payments related to asset acquisition	(57)	-
Purchases of property and equipment	(2)	(14)
Net cash, cash equivalents and restricted cash used in investing activities	(59)	(14)
Cash flows from financing activities:
Proceeds from issuance of Aditxt Notes – Related Party	2,425	-
Borrowings under short-term debt and Notes – carried at fair value	383	397
Proceeds from reinstatement of Merger Agreement – Related Party	-	1,000
Payments under short term debt and Notes – carried at fair value	(383)	(253)
Net cash, cash equivalents and restricted cash provided by financing activities	2,425	1,144
Net change in cash, cash equivalents and restricted cash	7	112
Cash, cash equivalents and restricted cash, beginning of period	741	580
Cash, cash equivalents and restricted cash, end of period	$748	$692
Supplemental disclosure of noncash investing and financing activities:
Addition to ROU asset and lease liability due to new leases	$186	$-
Purchases of property and equipment included in accounts payable and accrued expenses	78	78
Series E-1 Shares deemed dividends	4	94
Issuance of common stock upon exercise of purchase rights	2	157
Issuance of common stock upon conversion of notes	-	51
Issuance of common stock upon exercise of warrants	-	15

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

The Company’s first commercial product, PHEXXI, was approved by the FDA on May 22, 2020, for the prevention of pregnancy and launched in the U.S. in September 2020. PHEXXI is the first and only non-hormonal prescription contraceptive vaginal gel. Women use it when they have sex, applying PHEXXI 0-60 minutes prior to intercourse. Because PHEXXI is hormone-free and non-systemic, it is not associated with side effects of hormonal contraceptive methods, which include depression, weight gain, headaches, loss of libido, mood swings and irritability. Taking hormones may not be right for some women, especially those with certain medical conditions including clotting disorders, hormone-sensitive cancers, diabetes, or a BMI over 30, as well as women who are breast feeding, and / or who smoke. Per National Center for Health Statistics (NCHS)-published data, more than 23.3 million women in the U.S. do not want to get pregnant and will not use a hormonal contraceptive.

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

The Company licensed commercial rights to PHEXXI and SOLOSEC in the Middle East and North Africa (MENA) to Pharma 1 Drug Store, LLC, an emerging Emirati health care company (Pharma 1) in July 2024 and May 2025, respectively. Pharma 1 filed for regulatory approval of PHEXXI in the United Arab Emirates (UAE) in June 2025 and is on track to file for regulatory approval of SOLOSEC in the UAE in the third quarter of 2025.

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

Basis of Presentation and Principles of Consolidation

The Company prepared the unaudited interim condensed consolidated financial statements included in this Quarterly Report in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC) related to quarterly reports on Form 10-Q.

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

The unaudited interim condensed consolidated financial statements included in this report have been prepared on the same basis as the Company’s audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, cash flows, and statements of convertible and redeemable preferred stock and stockholders’ deficit for the periods presented. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results expected for the full year. The condensed consolidated balance sheet as of December 31, 2024 was derived from the 2024 Audited Financial Statements.

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

The Company’s principal operations are related to the commercialization of PHEXXI and, since July 2024, SOLOSEC. Additional activities have included raising capital, identifying alternative manufacturing to lower PHEXXI cost of goods sold (COGS), seeking ex-U.S. licensing partners to add non-dilutive capital to the balance sheet and geographically diversify the revenue stream, seeking product in-licensing/acquisition opportunities to expand and diversify the U.S. revenue stream, and establishing and maintaining a corporate infrastructure to support commercial products. The Company has incurred operating losses and negative cash flows from operating activities since inception. As of June 30, 2025, the Company had a working capital deficit of $64.9 million and an accumulated deficit of $898.5 million.

On January 6, 2025, the Company received a written notice from the OTC Markets notifying the Company that, because the closing bid price for the Company’s common stock was below $0.01 per share for 30 consecutive calendar days, the Company was not compliant with the minimum bid price requirement for continued listing on the OTCQB, as set forth in the OTCQB listing standards, section 2.3 (the Minimum Bid Price Requirement). In accordance with OTCQB Listing Standards, Section 4.1, to regain compliance with the Minimum Bid Price Requirement the Company’s closing bid price was required to be equal to or greater than $0.01 for ten consecutive trading days during the 90-day compliance period which ended April 6, 2025.

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

The Company’s common stock was moved to and began trading on the Over-the-Counter Integrated Disclosure (OTCID), the new basic reporting market tier launched by the OTC Markets Group, at market open on July 1, 2025.

Management’s plans to meet its cash flow needs in the next 12 months include generating recurring product revenue from PHEXXI and SOLOSEC, earning milestone payments by achieving certain regulatory milestone under the License and Supply Agreement with Pharma 1 for SOLOSEC, restructuring its current payables, and obtaining additional funding pursuant to the A&R Merger Agreement, as amended, through non-dilutive financings, collaborations or partnerships with other companies, including license agreements for PHEXXI and/or SOLOSEC in the U.S. or foreign markets, or through other potential business combinations.

The Company anticipates it will continue to incur net losses for the foreseeable future. According to management estimates, liquidity resources as of June 30, 2025, were not sufficient to maintain the Company’s cash flow needs for the twelve months from the date of issuance of these unaudited interim condensed consolidated financial statements.

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

Subsequent Events

Subsequent events were evaluated through the filing date of this Quarterly Report, August 14, 2025.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the interim condensed consolidated financial statements and the notes thereto.

Significant estimates affecting amounts reported or disclosed in the interim condensed consolidated financial statements include, but are not limited to: the assumptions used in measuring the revenue gross-to-net variable consideration items; the allowance for expected credit losses estimate; the assumptions used in estimating the fair value of convertible notes, preferred stock, warrants and purchase rights issued; the assumptions used in the valuation of inventory, intangible asset, and contingent liabilities; the useful lives and recoverability of long-lived assets; and the valuation of deferred tax assets. These assumptions are more fully described in Note 3 – Revenue, Note 4 – Debt, Note 6 - Fair Value of Financial Instruments, Note 7 - Commitments and Contingencies, and Note 9 - Stock-based Compensation. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances and adjusts when facts and circumstances dictate. The estimates are the basis for making judgments about the carrying values of assets, liabilities and recorded expenses that are not readily apparent from other sources. As future events and their effects cannot be determined with precision, actual results may materially differ from those estimates or assumptions.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker (CODM), the Chief Executive Officer of the Company, in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment. The Company’s CODM assesses performance and decides how to allocate resources for the Company’s one operating segment based on consolidated net loss that is reported on the interim condensed consolidated statements of operations. The Company has also evaluated the significant segment expenses incurred by the single segment that are regularly provided to the CODM. The significant segment expenses regularly provided to the CODM are consistent with those reported on the interim condensed consolidated statements of operations and include cost of goods sold, research and development, selling and marketing, and general and administrative. The CODM uses these expense categories, along with data on product sales, net, to make key operating decisions, such as the strategic direction of the Company, pursuing and/or approving product acquisitions, decisions about key personnel, and approving annual operating budgets. The Company manages assets on a consolidated basis as reported on the interim condensed consolidated balance sheets.

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

The Company is also subject to credit risk related to its trade accounts receivable from product sales. Its customers are located in the U.S., and in the UAE beginning in the second half of 2025, and consist of wholesale distributors, retail pharmacies, and mail-order specialty pharmacies. The Company extends credit to its customers in the normal course of business after evaluating their overall financial condition and evaluates the collectability of its accounts receivable by periodically reviewing the age of the receivables, the financial condition of its customers, and its past collection experience. As of June 30, 2025 and December 31, 2024, based on the evaluation of these factors, the Company did not record an allowance for expected credit losses.

Products are distributed primarily through three major distributors and mail-order pharmacies, which receive service fees calculated as a percentage of the gross sales and a fee-per-unit shipped, respectively. These entities are not obligated to purchase any set number of units; they distribute products on demand as orders are received.

For the three and six months ended June 30, 2025, the Company’s three largest customers combined made up approximately 80% and 72% of its gross product sales, respectively. For the three and six months ended June 30, 2024, the Company’s three largest customers combined made up approximately 75% and 79% of its gross product sales, respectively. As of June 30, 2025 and December 31, 2024, the Company’s three largest customers combined made up 90% and 89%, respectively, of its trade accounts receivable balance.

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

Net Income (Loss) Per Share

Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. The net income (loss) available to common stockholders is adjusted for amounts in accumulated deficit related to the deemed dividends triggered for certain financial instruments. Such adjustment was immaterial in each of the three and six months ended June 30, 2025 and 2024. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, potentially dilutive securities are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and, therefore, basic and diluted net loss per share were the same for the three and six months ended June 30, 2025 and for the six months ended June 30, 2024. Potentially dilutive securities excluded from the calculation of diluted net loss per share are summarized in the table below. Common shares were calculated for the convertible preferred stock and the convertible debt using the if-converted method.

	Six months ended June 30,
	2025(1)	2024
Options to purchase common stock	3,372	3,713
Warrants to purchase common stock	263,062,099	20,807,539
Purchase rights to purchase common stock	1,513,848,899	1,546,948,899
Convertible debt	2,969,614,658	2,528,800,006
Series E-1 Shares	149,350,650	127,801,537
Series F-1 Shares	1,706,493,507	1,446,753,247
Total(2)	6,602,373,185	5,671,114,941

(1)	The figures for the period ended June 30, 2025 are the same for both the three and the six months then ended.
(2)	The potentially dilutive securities in the table above include all potentially dilutive securities that are not included in the diluted net loss per share as per GAAP, whereas the total common stock reserved for future issuance in Note 8 – Convertible and Redeemable Preferred Stock and Stockholders’ Deficit includes the shares that must legally be reserved based on the applicable instruments’ agreements.

The following table sets forth the computation of net income attributable to common stockholders, weighted average common shares outstanding for diluted net income per share, and diluted net income per share attributable to common stockholders for the three months ended June 30, 2024 (in thousands, except share and per share amounts).

Three Months Ended June 30, 2024
Numerator:
Net income attributable to common stockholders	$1,304
Adjustments:
Change in fair value of purchase rights	(3,300)
Net loss attributable to common stockholders	$(1,996)
Denominator:
Weighted average shares used to compute net loss attributable to common stockholder, basic	66,773,313
Add:
Pro forma adjustments to reflect assumed exercise of outstanding purchase rights	1,546,948,899
Weighted average shares used to compute net loss attributable to common stockholder, diluted	1,613,722,212
Net loss per share attributable to common stockholders, diluted	$(0.00)

Recently Adopted Accounting Pronouncements

No significant new standards were adopted during the six months ended June 30, 2025.

Recently Issued Accounting Pronouncements — Not Yet Adopted

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standards setting bodies that are adopted as of the specified effective date.

In October 2023, the FASB issued Accounting Standards Update (ASU) 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, designed to clarify or improve disclosure and presentation requirements on a variety of topics and align the requirements in the FASB Accounting Standards Codification (ASC) with the SEC regulations. This guidance is effective for the Company no later than June 30, 2027. The Company is still evaluating the impact of ASU 2023-06.

In December 2023, the FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures, addressing income tax disclosures, requiring entities to annually disclose specific categories in the rate reconciliation and provide additional information for certain reconciling items and categories. ASU 2023-09 will be effective for the Company beginning with the annual filing for the period ending December 31, 2025 and early adoption is allowed. The Company is still evaluating the impact of ASU 2023-09.

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses,” which primarily requires disaggregation of specific expense categories in disclosures within the footnotes on an annual and interim basis. ASU 2024-03 is effective for the Company’s annual period ending December 31, 2027 and interim periods thereafter. Early adoption is permitted. In January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The Company is still evaluating the impacts of ASU 2024-03 and ASU 2025-01.

In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, designed to clarify the requirements for accounting for the settlement of a debt as an induced conversion versus as an extinguishment. This guidance is effective for the Company no later than January 1, 2026. The Company is still evaluating the impact of ASU 2024-04.

In July 2025, the FASB issued ASU 2025-05, Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, to provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. This guidance is effective for the Company no later than January 1, 2026. The Company is still evaluating the impact of ASU 2025-05.

The Company does not believe the impact of any other recently issued standards and any issued but not yet effective standards will have a material impact on its condensed consolidated financial statements upon adoption.

3. Revenue

The Company recognizes revenue from the sale of PHEXXI and SOLOSEC in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers (ASC 606). The provisions of ASC 606 require the following steps to determine revenue recognition: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

In accordance with ASC 606, the Company recognizes revenue when its performance obligation is satisfied by transferring control of the product to a customer. Any payments received before the Company satisfies its performance obligations are considered deferred revenue until the obligations are satisfied. In accordance with the Company’s contracts with customers, control of the product is transferred upon the conveyance of title, which occurs when the product is sold to and received by a customer. The Company’s customers are primarily located in the U.S., and in the UAE beginning in the second half of 2025, and consist of wholesale distributors, retail pharmacies, and mail-order specialty pharmacies. Payment terms typically range from 31 to 66 days, include prompt pay discounts, and vary by customer. Trade accounts receivable due to the Company from contracts with its customers are stated separately in the condensed consolidated balance sheets, net of various allowances as described in the Trade Accounts Receivable policy in Note 2 – Summary of Significant Accounting Policies to the 2024 Audited Financial Statements.

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

Our products are sold to domestic customers at the Wholesale Acquisition Cost (WAC), or in some cases at a discount to WAC. However, the Company records product revenue net of reserves for applicable variable consideration. These types of variable consideration reduce revenue and include the following:

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

Product returns – Domestic customers have the right to return product that is within six months or less of the labeled expiration date or that is past the expiration date by no more than twelve months. PHEXXI has a shelf life of 48 months. SOLOSEC has a shelf life of 60 months. The Company uses historical sales and return data to estimate future product returns. Product return estimates are recorded as other current liabilities on the condensed consolidated balance sheets.

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

The variable consideration discussed above was recorded in the condensed consolidated balance sheets and consisted of $0.1 million and $0.3 million in contra trade accounts receivable as of June 30, 2025 and December 31, 2024, respectively, and $7.4 million and $7.2 million in other current liabilities as of June 30, 2025 and December 31, 2024, respectively.

4. Debt

Convertible Notes

Baker Notes (temporarily owned by Aditxt from December 11, 2023 through February 26, 2024 and owned by Future Pak, LLC since July 23, 2024)

On April 23, 2020, the Company entered into a Securities Purchase and Security Agreement (the Baker Bros. SPA) with certain affiliates of Baker Bros. Advisors LP, as purchasers (the Baker Purchasers), and Baker Bros. Advisors LP, as designated agent, pursuant to which the Company agreed to issue and sell to the Baker Purchasers (i) convertible senior secured promissory notes (the Baker Notes) in an aggregate principal amount of up to $25.0 million and (ii) warrants to purchase shares of common stock (the Baker Warrants) in a private placement, which closed in two closings (April 24, 2020, the Baker Initial Closing, and June 9, 2020, the Baker Second Closing). As a result of the two closings, the Company issued and sold Baker Notes with an aggregate principal amount of $25.0 million and Baker Warrants exercisable for 2,731 shares of common stock. Upon the completion of the underwritten public offering in June 2020, the exercise price of the Baker Warrants was $4,575 per share. The Baker Warrants had a five-year term with a cashless exercise provision and were immediately exercisable at any time from their respective issuance date. The April 2020 Baker Warrants expired on April 24, 2025. The June 2020 Baker Warrants expired on June 9, 2025.

The Baker Notes have a five-year term, with no pre-payment ability during the first three years. Interest on the unpaid principal balance of the Baker Notes (the Baker Outstanding Balance) accrues at 10.0% per annum, with interest accrued during the first year from the two respective closing dates recognized as payment-in-kind. The effective interest rate for the periods was 10.0%. Accrued interest beyond the first year of the respective closing dates is to be paid in arrears on a quarterly basis in cash or recognized as payment-in-kind, at the direction of the Baker Purchasers. As discussed below, with the amendment to the Baker Bros. Purchase Agreement, interest payments were paid in-kind. Interest pertaining to the Baker Notes for the three and six months ended June 30, 2025 was approximately $2.9 million and $5.6 million, respectively, which was added to the outstanding principal balance. Interest pertaining to the Baker Notes for the three and six months ended June 30, 2024 was approximately $2.6 million and $5.1 million, respectively, which was added to the outstanding principal balance. The Company accounts for the Baker Notes under the fair value method as described below and, therefore, the interest associated with the Baker Notes is included in the fair value determination.

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

The First Baker Amendment extended, effective upon the Company’s achievement of the Financing Threshold, the affirmative covenant to achieve $100.0 million in cumulative net sales of PHEXXI by June 30, 2022 to June 30, 2023. Additionally per the First Baker Amendment, if the Company were to issue warrants to purchase capital stock of the Company (or other similar consideration) in any equity financing that closed on or prior to the date on which the Company met the Financing Threshold, the Company was required to issue to the Baker Purchasers an equivalent coverage of warrants (or other similar consideration) on the same terms as if the Baker Purchasers had participated in the financing in an amount equal to the then outstanding principal of Baker Notes held by the Baker Purchasers. In satisfaction of this requirement and in connection with the closing of the May 2022 Public Offering, the Company issued warrants to purchase 582,886 shares of the Company’s common stock at an exercise price of $93.75 per share to the Baker Purchasers (the June 2022 Baker Warrants). As required by the terms of the First Baker Amendment, the June 2022 Baker Warrants have substantially the same terms as the warrants issued in the May 2022 Public Offering. Refer to Note 8 – Convertible and Redeemable Preferred Stock and Stockholders’ Deficit for further information. The exercise price of the initial Baker Warrants and the June 2022 Baker Warrants was reset multiple times as a result of various Notes issuances in accordance with the agreement. The exercise price was $0.0154 per share as of June 30, 2025.

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

Regardless of the percentage paid, the quarterly cash payment amounts, along with the $1.0 million upfront payment, will be deducted from the Repurchase Price as Applicable Reductions. Quarterly cash payments that will be treated as Applicable Reductions paid to date as of June 30, 2025, amount to $0.9 million.

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

The Company did not repurchase the Baker Notes prior to September 8, 2024. As of June 30, 2025, the Baker Notes are recorded at fair value in the condensed consolidated balance sheet as short-term Notes – carried at fair value with a total fair value of $14.6 million, and the total outstanding balance including principal and accrued interest is $114.8 million. As of December 31, 2024, the Baker Notes were recorded at fair value in the condensed consolidated balance sheet as short-term convertible notes payable with a total balance of $13.8 million, and the total outstanding balance including principal and accrued interest was $109.5 million.

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

According to the Notice of Default, the Designated Agent has accelerated repayment of the outstanding principal balance owed by the Company under the Securities Purchase Agreement. If all Purchasers exercise the Section 5.7 Option (as defined below), the repurchase price would be equal to the total outstanding balance, including principal and accrued interest. Pursuant to Section 5.7(b) of the Baker Bros. SPA, upon the occurrence of an Event of Default, each Purchaser may elect, at its option, to require the Company to repurchase the Note held by such Purchaser (or any portion thereof) at a repurchase price equal to two times the sum of the outstanding principal balance and all accrued and unpaid interest thereon, due within three business days after such Purchaser delivers a notice of such election (the Section 5.7 Option).

On October 27, 2024, the Designated Agent sent an amended and supplemental notice to the Initial Notice of Default (the Amended Notice of Default) which adds new claims of default based on the Company’s current payment agreements of existing obligations, including obligations owed to the U.S. Department of Health and Human Services, an Event of Default has occurred under Section 9.1(e) of the Baker Bros. Purchase Agreement, as amended. Furthermore, the Amended Notice stated that, because the events of default described in the Amended Notice of Default are not the certain prior events of default listed in the Forbearance Agreement (Specified Defaults), the Designated Agent and the holders of the senior secured promissory notes described in the Baker Bros. SPA thereby provided notice to the Company that the Forbearance Agreement is terminated as of October 27, 2024.

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

The Company strongly disagrees with the Designated Agent’s claim that an Event of Default has occurred. The Company intends to vigorously contest any attempt by the Designated Agent and the Purchasers to exercise their default rights and remedies under the Baker Bros. SPA.

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

The Adjuvant Notes have a five-year term, and in connection with certain Company change of control transactions, the Adjuvant Notes may be prepaid at the option of the Company or will become payable on the date of the consummation of a change of control transaction at the option of the Adjuvant Purchasers. The Adjuvant Notes have interest accruing at 7.5% per annum on a quarterly basis in arrears to the outstanding balance of the Adjuvant Notes and are recognized as payment-in-kind. The effective interest rate for the six months ended June 30, 2025 was 7.5%.

Interest expense for the Adjuvant Notes consists of the following, and is included in convertible notes, net – Adjuvant on the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 and in other expense, net on the condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Coupon interest	$588	$546	$1,165	$1,081
Amortization of issuance costs	-	-	-	28
Total	$588	$546	$1,165	$1,109

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

Also on September 15, 2022, the Company entered into the second amendment to the Adjuvant Purchase Agreement (the Second Adjuvant Amendment), pursuant to which the conversion price per share was reduced to $26.25, subject to adjustment for certain dilutive Company equity issuance adjustments for a two-year period. In addition, the Company entered into an exchange agreement, pursuant to which the Adjuvant Purchasers agreed to exchange 10% of the outstanding amount of the Adjuvant Notes as of September 15, 2022 (e.g. $2.9 million of the Adjuvant Notes) for rights to receive 109,842 shares of common stock (the Adjuvant Purchase Rights). The number of shares for each Adjuvant Purchase Right was initially fixed, but is subject to certain customary adjustments and, until the second anniversary of issuance (i.e., October 14, 2022), adjustments for certain dilutive Company equity issuances. Refer to Note 8 – Convertible and Redeemable Preferred Stock and Stockholders’ Deficit for discussion regarding additional issuances of purchase rights under this provision. The Adjuvant Purchase Rights expire on June 28, 2027 and do not have an exercise price per share and, therefore, will not result in cash proceeds to the Company. As of June 30, 2025, all Adjuvant Purchase Rights remain outstanding and the conversion price of the Adjuvant Notes was $0.0154. Assuming this conversion price per share, the Adjuvant Notes could be converted into 2,073,587,009 shares of common stock.

The Adjuvant Notes are accounted for in accordance with authoritative guidance for convertible debt instruments and are classified as current liabilities in the condensed consolidated balance sheets. The aggregate proceeds of $25.0 million were initially classified as restricted cash for financial reporting purposes due to contractual stipulations that specify the types of expenses the money can be spent on and how it must be allocated. The conversion feature was evaluated and is classified as part of stockholders’ deficit in accordance with ASC 815, Derivatives and Hedging (ASC 815) as of June 30, 2025. See Note 6 - Fair Value of Financial Instruments for a description of the accounting treatment for the Adjuvant Purchase Rights.

The Company was in default of the Adjuvant Notes as of September 30, 2023, due to the failure to meet the cumulative net sales requirement. However, Adjuvant forbore such default in October 2023 and therefore the Company is no longer in default.

As of June 30, 2025, the Adjuvant Notes are recorded in the condensed consolidated balance sheet as convertible notes, net – Adjuvant with a total balance of $31.9 million. The balance is comprised of $22.5 million in principal, net of unamortized debt issuance costs, and $9.4 million in accrued interest. As of December 31, 2024, the Adjuvant Notes were recorded in the condensed consolidated balance sheet as convertible notes, net – Adjuvant with a total balance of $30.8 million. The balance was comprised of $22.5 million in principal, net of unamortized debt issuance costs, and $8.3 million in accrued interest.

On April 10, 2025, Aditxt, the Company and Adjuvant Global Health Technology Fund, L.P. and Adjuvant Global Fund DE, L.P. (collectively, Adjuvant) entered into a Call Option Agreement wherein Adjuvant granted to Aditxt, a call option to purchase, at the sole discretion of Aditxt, all of the convertible Adjuvant Notes and Rights to receive common stock (the Securities) held by Adjuvant for an aggregate purchase price of $13.0 million. The call option expired on June 30, 2025.

Term Notes

December 2022 and February, March, April, July, August, and September 2023 Notes (SSNs)

The Company entered into eight Securities Purchase Agreements (SPAs) between December 2022 and September 2023 with certain investors. Each of the agreements was materially similar. The variable details of each SPA, such as the principal amount of each note offering, net proceeds, and maturity date, are outlined in the table below. Pursuant to each SPA, the Company agreed to sell in a registered direct offering (i) unsecured 8.0% senior subordinated notes with the maturity dates and aggregate issue prices (ii) warrants to purchase the listed number of shares of the Company’s common stock, $0.0001 par value per share (including prefunded common stock Warrants as a part of the September 2023 SPA) and (iii) Series D Preferred Stock (the Preferred Shares; December 2022 SPA only) (collectively, the Senior Subordinated Notes, or SSNs). The SSNs had net proceeds to the Company, and are convertible at, the amounts listed below. Assuming the applicable conversion price per share, the SSNs could be converted into 650,940,702 shares of common stock as of June 30, 2025.

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

The Company also evaluated the warrants in accordance with ASC 480 and ASC 815 and as of both June 30, 2025 and December 31, 2024, the warrants are recorded in equity.

On December 21, 2023, warrants to purchase up to 9,972,074 shares of the Company’s common stock were exchanged for 613 shares of the Company’s series F-1 convertible and redeemable preferred stock (Series F-1 Shares, as defined below). The Series F-1 Shares, some of which were also issued based on the partial value of certain purchase rights, as described above, were immediately exchanged for Aditxt series A-1 preferred stock; 26,280 Series F-1 Shares were outstanding as of both June 30, 2025 and December 31, 2024 and these shares are held by Aditxt.

Aditxt Notes and Warrants

On April 8, 2025, the Company entered into a securities purchase agreement (the Aditxt April SPA) with Aditxt providing for the sale and issuance of senior subordinated convertible notes due in the aggregate original principal amount of $2.3 million (the Aditxt April Note) and warrants to purchase an aggregate of 149,850,150 shares (the Aditxt April Warrants) of common stock of the Company, par value $0.0001 (collectively, the Aditxt April Offering). The Company waived Aditxt’s default under the terms of the A&R Merger Agreement due to the full Fifth Parent Investment , as defined in the Fifth Amendment to the A&R Merger Agreement, entered into on March 22, 2025 (the Fifth Amendment) not being made by the deadline set forth in the Fifth Amendment.

On June 26, 2025, the Company entered into a securities purchase agreement (the Aditxt June SPA) with Aditxt providing for the sale and issuance of senior subordinated convertible notes due in the aggregate original principal amount of $1.4 million (the Aditxt June Note, or together with the Aditxt April Note, the Aditxt Notes) and warrants to purchase an aggregate of 92,407,592 shares (the Aditxt June Warrants) of common stock of the Company, par value $0.0001 (collectively, the Aditxt June Offering).

In both the Aditxt April Offering and the Aditxt June Offering, Aditxt paid approximately $650 for each $1,000 of the principal amount of the Notes and Warrants and the Company issued a total of 242,257,742 warrants to purchase shares of common stock with an exercise price of $0.0154. In each of the Aditxt April Notes and the Aditxt June Notes, the notes are unsecured senior subordinated notes, have an interest rate of 8%, and mature three years from the respective issuance dates. The net proceeds after the offering costs to the Company from the Aditxt April Offering and Aditxt June Offering were approximately $2.4 million. Assuming the applicable conversion price per share, the Aditxt Notes could be converted into 245,086,947 shares of common stock as of June 30, 2025.

The Aditxt April Notes’ and the Aditxt June Notes’ interest rates are subject to increase to 12% upon an event of default and they have no Company right to prepayment prior to maturity; however, the Company has the option to redeem the respective notes at a redemption premium of 32.5%. Aditxt can also require the Company to redeem the notes a) at the respective premium rate tied to the occurrence of certain subsequent transactions, and b) in the event of subsequent placements (as defined). Also, pursuant to the terms of the respective SPAs, Aditxt has certain rights to participate in subsequent issuances of the Company’s securities, subject to certain exceptions, and the shares of Company common stock underlying the Aditxt April Offering and the Aditxt June Offering are unregistered. Additionally, the conversion rate and warrant strike price are subject to adjustment upon the issuance of other securities (as defined) below the stated conversion rate and strike price at issuance.

The Company evaluated the Aditxt April Notes and Aditxt June Notes in accordance with ASC 480 and determined that the notes were all liability instruments at issuance. The notes were then evaluated in accordance with the requirements of ASC 825 and the Company concluded that they were not precluded from electing the fair value option for the applicable SSNs.

The Company also evaluated the Aditxt April Warrants and the Aditxt June Warrants in accordance with ASC 480 and ASC 815 and as of June 30, 2025 the warrants are recorded in equity.

Summary of SSNs and Warrants at Issuance (December 2022 to September 2023 and April to June 2025):

	Principal At Issuance	Net Proceeds Before Issuance				Conversion Price
Notes	(in Thousands)	costs (in Thousands)	Common Warrants	Preferred Shares	Maturity Date	At Issuance	At 12/31/2024	At 6/30/2025
December 2022 Notes	$2,308	$1,500	369,230	70 - Series D	12/21/2025	$6.25	$0.0154	$0.0154
February 2023 Notes(1)	1,385	900	653,538	-	2/17/2026	$2.50	$0.0154	$0.0154
March 2023 Notes	600	390	240,000	-	3/17/2026	$2.50	$0.0154	$0.0154
March 2023 Notes(2)	538	350	258,584	-	3/20/2026	$2.50	$0.0154	$0.0154
April 2023 Notes	769	500	615,384	-	3/6/2026	$1.25	$0.0154	$0.0154
July 2023 Notes	1,500	975	1,200,000	-	3/6/2026	$1.25	$0.0154	$0.0154
August 2023 Notes	1,000	650	799,999	-	8/4/2026	$1.25	$0.0154	$0.0154
September 2023 Notes(3)	2,885	1,875	26,997,041	-	9/26/2026	$0.13	$0.0154	$0.0154
Aditxt April Note	2,308	1,500	149,850,150	-	4/8/2028	$0.0154	-	$0.0154
Aditxt June Note	1,423	925	92,407,592	-	6/26/2028	$0.0154	-	$0.0154
Total Offerings	$14,716	$9,565	273,391,518

(1)	Warrants include 99,692 issued to the placement agent.
(2)	Warrants include 43,200 issued to the placement agent.
(3)	Warrants include 22,189,349 common warrants at $0.13 per share at issuance and 4,807,692 pre-funded warrants exercisable at $0.001 per share.

Short-term Debt

Insurance Premium Finance Agreement

In June 2024, the Company entered into an insurance premium finance agreement with First Insurance Funding (FIF) to finance a portion of the year’s D&O and general insurance policies. The total amount financed was $0.4 million at an annual interest rate of 8.57%. The Company made nine equal payments, commencing in July 2024. The Company recorded the total financed amount as a short-term debt on the condensed consolidated balance sheet as of December 31, 2024. The interest expense, included in other income (expense), net, in the condensed consolidated statement of operations, was immaterial for the three and six months ended June 30, 2024.

In June 2025, the Company entered into an insurance premium finance agreement with First Insurance Funding (FIF) to finance a portion of its current policy year’s Directors and Officers (D&O) and general insurance policies. The total amount financed was $0.4 million at an annual interest rate of 7.82%. The Company will make eight equal payments, commencing in August 2025. The Company recorded the total financed amount as a short-term debt on the condensed consolidated balance sheets. The interest expense, included in other expense, net, in the condensed consolidated statement of operations, was immaterial for the three and six months ended June 30, 2025.

5. Balance Sheet Details

Inventories

Inventories consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$111	$350
Work in process	752	982
Finished goods	1,043	245
Total	$1,906	$1,577

Prepaid and Other Current Assets

Prepaid and other current assets consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Insurance	$868	$391
Prescription Drug User Fee Act (PDUFA) fees	202	606
Outside service retainers	90	160
Short-term deposits	125	127
Other	97	175
Total	$1,382	$1,459

Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	Useful Life	June 30, 2025	December 31, 2024
Research equipment	5 years	$96	$585
Computer equipment and software	3 years	34	145
Construction in-process	-	402	429
		532	1,159
Less: accumulated depreciation		(108)	(701)
Total, net		$424	$458

Depreciation expense for property and equipment was immaterial in each of the three and six months ended June 30, 2025 and 2024, respectively.

Intangible Asset, Net

Intangible asset, net, acquired in July 2024, consists of the following (in thousands):

	Useful Life	June 30, 2025	December 31, 2024
Intellectual property	16 years	$5,688	$10,216
Less: accumulated amortization		(950)	(619)
Total, net		$4,738	$9,597

The intangible asset relates entirely to the asset acquired with the SOLOSEC asset acquisition and, as described further in Note 7 – Commitments and Contingencies, the useful life is based on the SOLOSEC IP patent expiration. Amortization expense was $0.1 million and $0.3 million in the three and six months ended June 30, 2025, respectively. Amortization expense is expected to be approximately $0.2 million for the remainder of 2025 and $0.3 million in each subsequent year until the intangible asset is fully amortized, which will be in approximately 15.2 years. As described in Note 2 – Summary of Significant Accounting Policies, the intangible asset value is adjusted at each reporting date in conjunction with the mark-to-market adjustment of the contingent liabilities, which could impact the expected amortization. The initial intangible asset fair value was $16.1 million at acquisition; this was reduced by $5.9 million for the year ended December 31, 2024. The adjustment for the six months ended June 30, 2025 was a reduction to the intangible balance of $4.5 million.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Clinical trial related costs	$-	$2,498
Accrued royalty	1,962	1,976
Accrued compensation for non-employee directors	627	505
Other	738	530
Total	$3,327	$5,509

6. Fair Value of Financial Instruments

Fair Value of Financial Liabilities

The following tables summarize the Company’s convertible debt instruments as of June 30, 2025 and December 31, 2024, respectively (in thousands):

	Principal	Accrued	Net Carrying	Fair Value
As of June 30, 2025	Amount	Interest	Amount	Amount	Leveling
Baker Notes(1)(2)	$114,830	$-	$114,830	$14,609	Level 3
Adjuvant Notes(3)	22,500	9,433	31,933	N/A	N/A
December 2022 Notes(1)	1,012	-	1,012	14	Level 3
February 2023 Notes (1)	1,020	-	1,020	14	Level 3
March 2023 Notes (1)	1,258	-	1,258	17	Level 3
April 2023 Notes (1)	919	-	919	12	Level 3
July 2023 Notes (1)	1,376	-	1,376	19	Level 3
August 2023 Notes (1)	1,164	-	1,164	16	Level 3
September 2023 Notes (1)	3,275	-	3,275	45	Level 3
Aditxt Notes(1)	3,774	-	3,774	35	Level 3
Totals	$151,128	$9,433	$160,561	$14,781	N/A

	Principal	Accrued	Net Carrying	Fair Value
As of December 31, 2024	Amount	Interest	Amount	Amount	Leveling
Baker Notes(1)(2)	$109,488	$-	$109,488	$13,801	Level 3
Adjuvant Notes(3)	22,500	8,269	30,769	N/A	N/A
December 2022 Notes(1)	973	-	973	118	Level 3
February 2023 Notes (1)	980	-	980	120	Level 3
March 2023 Notes (1)	1,209	-	1,209	147	Level 3
April 2023 Notes (1)	883	-	883	108	Level 3
July 2023 Notes (1)	1,322	-	1,322	161	Level 3
August 2023 Notes (1)	1,119	-	1,119	136	Level 3
September 2023 Notes (1)	3,147	-	3,147	383	Level 3
Totals	$141,621	$8,269	$149,890	$14,974	N/A

(1)	These liabilities are/were carried at fair value in the condensed consolidated balance sheets. As such, the principal and accrued interest was included in the determination of fair value. The related debt issuance costs were expensed.

(2)	The Baker Notes principal amount includes $30.5 million and $24.9 million of interest paid in-kind as of June 30, 2025, and December 31, 2024, respectively.

(3)	The Adjuvant Notes are recorded in the condensed consolidated balance sheets at their net carrying amount which includes principal and accrued interest, net of unamortized issuance costs.

The following tables summarize the Company’s derivative liabilities as of June 30, 2025 and December 31, 2024 as discussed in Note 8 – Convertible and Redeemable Preferred Stock and Stockholders’ Deficit (in thousands):

	Fair Value
	June 30, 2025	December 31, 2024	Leveling
Purchase rights	$3	$1,359	Level 3
Total derivative liabilities	$3	$1,359

Change in Fair Value of Level 3 Financial Liabilities

The following table summarizes the changes in Level 3 financial liabilities related to Baker Notes, SSNs, and Aditxt Notes measured at fair value on a recurring basis for the three and six months ended June 30, 2025 (in thousands):

	Baker Notes (Assigned to Future Pak; Note 4)	Total SSNs and Aditxt Notes (Note 4)	Total
Balance at March 31, 2025	$13,833	$494	$14,327
Balance at issuance	-	129	129
Payments	(248)	-	(248)
Change in fair value presented in the condensed consolidated statements of comprehensive operations	1,024	(451)	573
Balance at June 30, 2025	$14,609	$172	$14,781

	Baker Notes (Assigned to Future Pak; Note 4)	Total SSNs and Aditxt Notes (Note 4)	Total
Balance at December 31, 2024	$13,801	$1,173	$14,974
Balance at issuance	-	129	129
Payments	(248)	-	(248)
Change in fair value presented in the condensed consolidated statements of comprehensive operations	1,056	(1,130)	(74)
Balance at June 30, 2025	$14,609	$172	$14,781

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

The following table summarizes the changes in Level 3 financial liabilities related to derivative liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2025 (in thousands):

	Purchase Rights	Derivative Liabilities Total
Balance at March 31, 2025	$138	$138
Exercises	(1)	(1)
Change in fair value presented in the condensed consolidated statements of operations	(134)	(134)
Balance at June 30, 2025	$3	$3

	Purchase Rights	Derivative Liabilities Total
Balance at December 31, 2024	$1,359	$1,359
Exercises	(1)	(1)
Change in fair value presented in the condensed consolidated statements of operations	(1,355)	(1,355)
Balance at June 30, 2025	$3	$3

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

Valuation Methodology

Baker Notes

The fair value of the Baker Notes is determined using a Monte Carlo simulation-based model and is subject to uncertainty due to the assumptions used in the model. The fair value of the Baker Notes is sensitive to these estimated inputs made by management that are used in the calculation. The Monte Carlo simulation takes into account several embedded features and factors and management inputs, including the exercise of the repurchase rights, the Company’s future revenues, meeting certain debt covenants, the maturity term of the note and dissolution. For the dissolution scenario, the cost approach, an adjusted net asset value method was used to determine the net recoverable value of the Company, including an estimate of the fair value of the Company’s intellectual property. The estimated fair value of the Company’s intellectual property was valued using a relief from royalty method which required management to make significant estimates and assumptions related to forecasts of future revenue, and the selection of the royalty (5.0%) and discount (15.0%) rates.

SSNs and Aditxt Notes

The fair value of the SSNs and Aditxt Notes issued as described in Note 4 – Debt, were determined by estimating the fair value of the Market Value of Invested Capital (MVIC) of the Company on a going-concern basis. This was estimated using forms of the cost and market approaches. In the cost approach, an adjusted net asset value method was used to determine the net recoverable value of the Company, including an estimate of the fair value of the Company’s intellectual property. The estimated fair value of the Company’s intellectual property was valued using a relief from royalty method which required management to make significant estimates and assumptions related to forecasts of future revenue, and the selection of the royalty and discount rates. The guideline public company method served as another valuation indicator. In this form of the market approach, comparable market revenue multiples were selected and applied to the Company’s forward revenue forecast to ultimately derive a MVIC indication. An option-pricing model (OPM) was then applied to value the SSNs by allocating the estimated MVIC through the Company’s capital structure including the more senior notes payoff in a hypothetical exit event. Under the OPM, each debt or equity class is modeled as a call option with a distinct claim on the total value of the Company. The option’s exercise price is based on the Company’s total value available for each participating security holder. By constructing a series of options in which the exercise price is set at incremental levels of value, which correspond to the value necessary for each level of equity to participate, we determined the incremental option value of each series. When multiplied by the percentage of ownership of each equity class participating under that series, the result is the incremental value allocated to each class under that series.

Purchase Rights

The Adjuvant Purchase Rights and the May Note Purchase Rights (collectively Purchase Rights) are recorded as derivative liabilities in the condensed consolidated balance sheets. The Purchase Rights are valued using an OPM, like a Black-Scholes model, with changes in the fair value being recorded in the condensed consolidated statements of operations. The assumptions used in the OPM are considered level 3 assumptions and include, but are not limited to, the market value of invested capital, the cumulative equity value of the Company as a proxy for the exercise price and the expected term the Purchase Rights will be held prior to exercise and a risk-free interest rate.

Warrants

Warrants are classified as equity and the Company re-evaluates the classification of its warrants at the close of each reporting period to determine their proper balance sheet classification. The warrants are valued using an OPM based on the applicable assumptions, which include the exercise price of the warrants, time to expiration, expected volatility of our peer group, risk-free interest rate, and expected dividends. The assumptions used in the OPM are considered level 3 assumptions and include, but are not limited to, the market value of invested capital, the cumulative equity value of the Company as a proxy for the exercise price, the expected term the warrants will be held prior to exercise, a risk-free interest rate, and probability of change of control event. Additionally, because the warrants are re-priced under certain provisions in the agreements, at each re-pricing event the Company must value the warrants using a Black-Scholes model immediately prior to and immediately following the re-pricing event. The incremental fair value is recorded as an increase to accumulated deficit and additional paid-in capital, in accordance with ASC 470.

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

Per the Transition Services Agreement (TSA) entered into in conjunction with the SOLOSEC asset acquisition, the Company is committed to purchasing finished goods inventory from the seller through a transition period ending in November 2026 at a pre-defined unit price. The total expected commitment is approximately $3.5 million; however, the quantities to be purchased can be negotiated if both parties agree. The Company concluded that the inventory purchase commitment does not meet the definition of a derivative under ASC 815. During the three and six months ended June 30, 2025, there were approximately $0.2 million and $0.4 million in purchases under this commitment, respectively. The Company expects to purchase approximately $0.8 million in the remainder of the year ending December 31, 2025, and $1.9 million in the year ended December 2026 under this commitment. The TSA also required the seller to provide transitional support services until the Company fully established SOLOSEC operations; the Company was obligated to pay an immaterial amount quarterly for these services.

The Company is also obligated to pay a quarterly royalty, in amounts equal to a certain percentage of the SOLOSEC net revenue, beginning July 14, 2024. There are no minimum quarterly or annual royalty payment amounts. Such royalty costs were under $0.1 million for each of the three and six months ended June 30, 2025. As of June 30, 2025, $0.1 million and $4.9 million related to the future payments related to the SOLOSEC acquisition, including sales-based payments, one-time payment, and quarterly royalty payments, was included in contingent liabilities – current and contingent liabilities – noncurrent, respectively, in the condensed consolidated balance sheets. Such amounts were $0.7 million and $9.7 million, respectively, as of December 31, 2024.

Fleet Lease

In December 2019, the Company and Enterprise FM Trust (the Lessor) entered into a Master Equity Lease Agreement whereby the Company leases vehicles to be delivered by the Lessor from time to time with various monthly costs depending on whether the vehicles are delivered for a term of 24 or 36 months, commencing on each corresponding delivery date. The leased vehicles are for use by eligible employees of the Company’s commercial operations team. As of June 30, 2025, there were a total of 20 leased vehicles.

The Company determined that the leased vehicles are accounted for as operating leases under ASC 842, Leases (ASC 842). In May and June 2024, the Company extended the lease term by an additional 12 months for vehicles with initial terms of 24 months. The Company determined that such extensions were accounted for as modifications; the Company reassessed the lease classification and the incremental borrowing rate on the modification date and accounted for these modifications accordingly.

In April, May, and June 2025, the Company replaced a majority of the leased vehicles (with the remainder to be replaced in July 2025); the vehicles have a lease term of 24 months. In conjunction with the new leases, the Company assessed the incremental borrowing rate and also determined that the leased vehicles should be accounted for as operating leases under ASC 842.

Supplemental Financial Statement Information

		Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost (in thousands)	Classification	2025	2024	2025	2024
Operating lease expense	Research and development	$1	$1	$2	$2
Operating lease expense	Selling and marketing	35	43	75	95
Operating lease expense	General and administrative	3	2	6	5
Total		$39	$46	$83	$102

Lease Term and Discount Rate	June 30, 2025	December 31, 2024
Weighted Average Remaining Lease Term (in years)	1.83	0.77
Weighted Average Discount Rate	12%	12%

Maturity of Operating Lease Liabilities (in thousands)	June 30, 2025
Remainder of 2025 (6 months)	$69
Year ending December 31, 2026	120
Year ending December 31, 2027	47
Total lease payments	236
Less imputed interest	(23)
Total	$213

	Six Months Ended June 30,
Other information (in thousands)	2025	2024
Operating cash outflows in operating leases	$112	$140
Non-cash addition to ROU assets and lease liabilities due to new leases	$186	$-

Other Contractual Commitments

In November 2019, the Company entered into a supply and manufacturing agreement with a third-party to manufacture PHEXXI, with potential to manufacture other product candidates, in accordance with all applicable current good manufacturing practice regulations. There were $0.1 million and $0.8 million in purchases under the supply and manufacturing agreement for the three and six months ended June 30, 2025, respectively, and $0.3 million in purchases during each of the three and six month periods ended June 30, 2024.

Related Party Transactions

On March 20, 2025, Windtree Therapeutics, Inc. (Windtree) and the Company entered into a License and Supply Agreement, as amended on March 28, 2025 (collectively, the Windtree License and Supply Agreement), wherein Windtree agreed to become a manufacturer and supplier of PHEXXI. The Company expects to significantly reduce its COGS once the Company begins selling PHEXXI manufactured under the Windtree License and Supply Agreement. The Company will not have any financial obligations until submitting a binding forecast six months prior to the scheduled manufacturing date. Because Saundra Pelletier, the Company’s CEO, is also on the board of Windtree, the Company evaluated the relationship between the entities and determined that Windtree is a related party of the Company. Due to the related party nature of the entities, the Company will add additional disclosures around any transactions that occur between the companies under the Windtree License and Supply Agreement once they begin; as of the date of this Quarterly Report, no transactions have been started.

As discussed in Note 4 – Debt, on April 8, 2025 and June 26, 2025, the Company issued senior subordinated notes, in an aggregate principal amount of $3.7 million, and warrants to purchase up to 242,257,742 shares of the Company’s common stock to Aditxt.

The Company’s CEO, Saundra Pelletier, was appointed to Aditxt’s Board of Directors on June 9, 2025. On August 7, 2025, she notified the Board that she will not stand for reelection at Aditxt’s 2025 Annual Meeting. Ms. Pelletier will continue to serve as a member of the Board until the expiration of her term.

Contingencies

From time to time the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. As of June 30, 2025, there were no other claims or actions pending against the Company which management believes have a probable, or a reasonably possible, probability of an unfavorable outcome other than the TherapeuticsMD, Inc. (TherapeuticsMD) dispute as described below.

During the six months ended June 30, 2025, the Company settled a portion of its trade payables with numerous vendors, which resulted in a $3.1 million reduction in trade payables and a $2.5 million reduction in accrued expenses. However, the Company may receive trade payable demand letters from other vendors that could lead to potential litigation. As of June 30, 2025, approximately 82% of the Company’s trade payables were greater than 90 days past due.

On December 14, 2020, a trademark dispute captioned TherapeuticsMD, Inc. v Evofem Biosciences, Inc., was filed in the U.S. District Court for the Southern District of Florida against the Company, alleging trademark infringement of certain trademarks owned by TherapeuticsMD under federal and state law (Case No. 9:20-cv-82296). On July 18, 2022, the Company settled the lawsuit with TherapeuticsMD, with certain requirements which were required to be performed by July 2024 (the Settlement Timeline), including changing the name of PHEXXI. The Company failed to meet the terms of the settlement agreement by the Settlement Timeline. As a result, the Company is currently working with TherapeuticsMD on resolution of this issue. In September 2024, the Company filed an application for a new name, which was approved by the FDA in April 2025. The Company is advancing its re-branding plans and timeline. In accordance with ASC 450, the Company has accrued the present value of the probable settlement amounts remaining payable over the next several years, which is $0.4 million and $0.8 million as of June 30, 2025 and December 31, 2024, respectively, as a component of contingent liabilities in the condensed consolidated balance sheets.

As of June 30, 2025, the Company has received multiple letters from purported Company stockholders demanding that the Company’s board of directors take action on behalf of the Company to remedy allegations regarding the Company’s disclosures to shareholders with respect to various alleged omissions of material information in its preliminary proxy statement filed September 23, 2024 relating to the A&R Merger Agreement, as amended, and one demand made under Section 220 of the DGCL for books and records related to the transaction and disclosures in the proxy statement. The Company believes all such demands are without merit. Furthermore, on December 23, 2024, the Company announced its decision to cancel its special meeting and the withdrawal from consideration by the stockholders of the Company the proposals set forth in the aforementioned preliminary proxy statement. The Company continues to work with each of the firms representing the stockholders to resolve. The Company filed a new preliminary proxy statement on July 24, 2025 and has not received any additional letters from purported Company stockholders regarding the new preliminary proxy statement.

On September 27, 2024, Future Pak, LLC, as agent for the Purchasers (in such capacity, the Designated Agent) provided a Notice of Event of Default and Reservation of Rights (the Notice of Default) relating to the Baker Bros. SPA, as amended, by and among the Company, Designated Agent, as certain guarantors and the purchasers (each a Purchaser and collectively Purchasers). The Notice of Default claims that by entering into arrangements to repay certain existing obligations, including obligations owed to the U.S. Department of Health and Human Services, an Event of Default has occurred under Section 9.1(e) of the Baker Bros. SPA. According to the Notice of Default, the Designated Agent has accelerated repayment of the outstanding principal balance owed by the Company under the Securities Purchase Agreement. If all Purchasers exercise the Section 5.7 Option (as defined below), the repurchase price would be equal to $106.8 million. Pursuant to Section 5.7(b) of the Baker Bros. SPA, upon the occurrence of an Event of Default, each Purchaser may elect, at its option, to require the Company to repurchase the Note held by such Purchaser (or any portion thereof) at a repurchase price equal to two times the sum of the outstanding principal balance and all accrued and unpaid interest thereon, due within three business days after such Purchaser delivers a notice of such election (the Section 5.7 Option).

On October 27, 2024, the Designated Agent sent an amended and supplemented notice to the Notice of Default which adds additional claims of default based on the Company’s current repayment agreements of existing obligations, including obligations owed to the U.S. Department of Health and Human Services, an Event of Default has occurred under Section 9.1(e) of the Securities Purchase and Security Agreement dated April 23, 2020, as amended. Furthermore, the Amended Notice stated that, because the events of default described in the Amended Notice of Default are not the certain prior events of default listed in the Forbearance Agreement (the Specified Defaults), the Designated Agent and the holders of the senior secured promissory notes described in the Baker Bros. SPA thereby provided notice to the Company that the Forbearance Agreement is terminated as of October 27, 2024. The Company strongly disagrees with the Designated Agent’s claim that any Event of Default has occurred.

On November 8, 2024, the Designated Agent sent an amended and supplemented notice to the Notices (the Third Amended Notice of Default) which adds new claims of default based on (i) the Company’s failure to maintain a cash position of $1.0 million or greater, as required under Section 5(b) of the Forbearance Agreement (ii) the Company’s failure to deliver financial and operating reports in accordance with the timeline required under the Section 8.1(n) of the Baker Stock Purchase Agreement, and (iii) to clarify the outstanding balance under the notes of the Baker Stock Purchase Agreement plus all accrued and unpaid interest thereon, in the sum of approximately is $107.0 million as opposed to the Repurchase Price as defined in the Fourth Amendment. The Company intends to vigorously contest any attempt by the Designated Agent and the Purchasers to exercise their default rights and remedies under the Baker Bros. SPA.

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

Pursuant to the Rush License Agreement, the Company was obligated to pay Rush University an earned royalty based upon a percentage of net sales in the range of mid-single digits until the expiration of this patent. In September 2020, the Company entered into the first amendment to the Rush License Agreement, pursuant to which the Company was also obligated to pay a minimum annual royalty amount of $0.1 million to the extent the earned royalties do not equal or exceed $0.1 million commencing January 1, 2021. Due to the patent expiration, Rush University will not be entitled to any further royalties. As such, no royalty costs were recorded for the three and six months ended June 30, 2025. For the three and six months ended June 30, 2024, $0.2 million and $0.4 million, respectively, of Rush royalty costs were recorded in cost of goods sold. As of both June 30, 2025 and December 31, 2024, approximately $2.0 million of Rush royalty costs were included in accrued expenses in the condensed consolidated balance sheets.

8. Convertible and Redeemable Preferred Stock and Stockholders’ Deficit

Warrants

In April and June 2020, pursuant to the Baker Bros. Purchase Agreement, as discussed in Note 4 – Debt, the Company issued warrants to purchase up to 2,731 shares of common stock in a private placement at an exercise price of $4,575 per share. The Second Baker Amendment provides that the exercise price of the Baker Warrants will equal the conversion price of the Baker Notes. The exercise price of the Baker warrants was $0.0154 per share as of June 30, 2025.

In May 2022, the Company completed an underwritten public offering (the May 2022 Public Offering) which included the issuance of common warrants to purchase 362,640 shares of common stock at a price to the public of $93.75 and the issuance of common warrants to purchase 205,360 shares of common stock at a price to the public of $93.63 (the May 2022 Common Stock Warrants). The May 2022 Common Stock Warrants were exercisable beginning on May 24, 2022 and have a five-year term. Due to features in the May 2022 Common Stock Warrants, including dilution adjustments requiring strike price resets, additional warrants have been periodically issued as required in the warrant agreements. As of June 30, 2025, there were 894,194 May 2022 Common Stock Warrants outstanding with an exercise price of $0.0154.

In June 2022, as required by the Second Baker Amendment, the Company issued the June 2022 Baker Warrants to purchase up to 582,886 shares of the Company’s common stock, $0.0001 par value per share. The June 2022 Baker Warrants have an exercise price of $93.75 per share and a five-year term and were exercisable beginning June 28, 2022. The June 2022 Baker Warrants also contain customary 4.99% and 19.99% limitations on exercise provisions. The exercise price and number of shares issuable upon exercise of the June 2022 Baker Warrants is subject to adjustment for certain dilutive issuances, stock splits and similar recapitalization transactions. The exercise price of these warrants was $0.0154 per share as of June 30, 2025.

In February, March, April, July, August, and September 2023, pursuant to the SSNs as discussed in Note 4 – Debt, the Company issued warrants to purchase up to 1,152,122 shares of the Company’s common stock at an exercise price of $2.50 per share, up to 2,615,383 shares of the Company’s common stock at an exercise price of $1.25 per share, and up to 22,189,349 shares of the Company’s common stock at an exercise price of $0.13 per share. The exercise price of these warrants was $0.0154 per share as of June 30, 2025. During the second quarter of 2025, pursuant to the Aditxt Notes, as discussed in Note 4 – Debt, the Company issued warrants to purchase up to 242,257,742 shares of the Company’s common stock at an exercise price of $0.0154 per share.

On December 21, 2023, warrants to purchase up to 9,972,074 shares of the Company’s common stock were exchanged for 613 shares of the Company’s Series F-1 Shares.

As of June 30, 2025, warrants to purchase up to 263,062,099 shares of the Company’s common stock remain outstanding at a weighted average exercise price of $0.18 per share. In accordance with ASC 815, the warrants are classified as equity instruments as of both June 30, 2025 and December 31, 2024. During the first quarter of 2024, the Company obtained waivers from a majority of the convertible instrument holders, removing the requirement for shares to be reserved for conversion of their instruments, which will prevent the instruments from needing to be liability classified due to an insufficient number of authorized shares going forward. The Company will continue to re-evaluate the classification of its warrants at the close of each reporting period to determine the proper balance sheet classification for them. These warrants are summarized below:

Type of Warrants	Underlying Common Stock to be Purchased	Exercise Price	Issue Date	Exercise Period
Common Warrants	888	$11,962.50	April 11, 2019	October 11, 2019 to April 11, 2026
Common Warrants	1,480	$11,962.50	June 10, 2019	December 10, 2019 to June 10, 2026
Common Warrants	8,003	$735.00	January 13, 2022	March 1, 2022 to March 1, 2027
Common Warrants	8,303	$897.56	March 1, 2022	March 1, 2022 to March 1, 2027
Common Warrants	6,666	$309.56	May 4, 2022	May 4, 2022 to May 4, 2027
Common Warrants	894,194	$0.0154	May 24, 2022	May 24, 2022 to May 24, 2027
Common Warrants	582,886	$0.0154	June 28, 2022	May 24, 2022 to June 28, 2027
Common Warrants	49,227	$0.0154	December 21, 2022	December 21, 2022 to December 21, 2027
Common Warrants	130,461	$0.0154	February 17, 2023	February 17, 2023 to February 17, 2028
Common Warrants	258,584	$0.0154	March 20, 2023	March 20, 2023 to March 20, 2028
Common Warrants	369,231	$0.0154	April 5, 2023	April 5, 2023 to April 5, 2028
Common Warrants	349,463	$0.0154	July 3, 2023	July 3, 2023 to July 3, 2028
Common Warrants	615,384	$0.0154	August 4, 2023	August 4, 2023 to August 4, 2028
Common Warrants	12,721,893	$0.0154	September 27, 2023	September 27, 2023 to September 27, 2028
Common Warrants	149,850,150	$0.0154	April 8, 2025	April 8, 2025 to April 8, 2030
Common Warrants	92,407,592	$0.0154	June 26, 2025	June 26, 2025 to June 26, 2030
Prefunded Common Warrants	4,807,694	$0.0010	September 27, 2023	September 27, 2023 to September 27, 2028
Total	263,062,099

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

Convertible and Redeemable Preferred Stock

On August 7, 2023, the Company filed a Certificate of Designation of Series E-1 Convertible Preferred Stock (E-1 Certificate of Designation), par value $0.0001 per share (the Series E-1 Shares) and on June 30, 2025, the holders of a majority of issued and outstanding shares of the Series E-1 Shares approved by written consent in lieu of a meeting the Amended and Restated Certificate of Designations of Series E-1 Convertible Preferred Stock (the A&R E-1 Certificate of Designations). The Company’s Board of Directors also approved the A&R E-1 Certificate of Designations on June 30, 2025. The A&R E-1 Certificate of Designations increases the number of total authorized shares from 2,300 to 10,000 in order to authorize a sufficient number of shares for the payment of dividends in kind in the form of additional shares of Series E-1 Shares and update certain definitions. The A&R E-1 Certificate of Designations will become effective on September 30, 2025. Because the A&R E-1 Certificate of Designation is not effective until September 30, 2025, 40 additional shares of Series E-1 in-kind dividends payable at June 30, 2025 will be upon issued the A&R E-1 Certificate of Designation’s effectiveness, as disclosed in the Definitive Information Statement on Schedule 14C as filed with the SEC on August 5, 2025. The Series E-1 Shares are convertible into shares of common stock at a conversion price of $0.40 per share, as adjusted, and are both counted toward quorum on the basis of and have voting rights equal to the number of shares of common stock into which the Series E-1 Shares are then convertible. The Series E-1 Shares are senior to all common stock with respect to preferences as to dividends, distributions, and payments upon a dissolution event. In the event of a liquidation event, the Series E-1 Shares are entitled to receive an amount per share equal to the Black Scholes Value as of the liquidation event plus the greater of 125% of the conversion amount (as defined in the Certificate of Designation) and the amount the holder of the Series E-1 Shares would receive if the shares were converted into common stock immediately prior to the liquidation event. If the funds available for liquidation are insufficient to pay the full amount due to the holders of the Series E-1 Shares, each holder will receive a percentage payout. The Series E-1 Shares were entitled to dividends at a rate of 10% per annum (which increased as per the provision below as of April 1, 2025) or 12% upon a triggering event. On the 18-month anniversary of the initial issuance date for the Series E-1 convertible preferred stock, the dividend rate increased by 30% and will remain at that rate until no E-1 Shares remain outstanding. Dividends are payable in shares of common stock and may, at the Company’s election, be capitalized and added to the principal balance of Series E-1 Shares monthly. The Series E-1 Shares also have a provision that allows them to be converted to common stock at a conversion rate equal to the Alternate Conversion Price (as defined in the Certificate of Designation) times the number of shares subject to conversion times the 25% redemption premium in the event of a Triggering Event (as defined in the Certificate of Designation) such as in a liquidation event. The Series E-1 Shares are mandatorily redeemable in the event of bankruptcy. Series E-1 Shares rank higher than all shares of the Company’s common stock and Series F-1 Shares (defined below) with respect to the preferences as to dividends and any distributions and payments upon the liquidation, dissolution, and winding up of the Company.

On August 7, 2023, certain investors party to the December 2022 Notes and the February 2023 Notes exchanged $1.8 million total in principal and accrued interest under the outstanding convertible promissory notes for 1,800 shares of Series E-1 Shares (the August 2023 Preferred Stock Transaction). Per the Series E-1 Convertible Preferred Stock Certificate of Designation, the conversion rate can also be adjusted in several future circumstances, such as on certain dates after the exchange date and upon the issuance of additional convertible securities with a lower conversion rate or in the instance of a Triggering Event. As such, the conversion price has been adjusted several times and was $0.0154 as of June 30, 2025. The Series E-1 Shares are classified as mezzanine equity within the condensed consolidated balance sheets in accordance with ASC 480 because of a fixed 25% redemption premium upon a Triggering Event and no mandatory redemption feature. During the three and six months ended June 30, 2025, an immaterial amount of deemed dividends were recorded as an increase to the Series E-1 Shares outstanding. During the three and six months ended June 30, 2024, an immaterial amount and $0.1 million, respectively, in deemed dividends were recorded as an increase to the number of Series E-1 Shares outstanding.

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

In connection with the SSNs issuances, during the three and six months ended June 30, 2024, the Company increased the number of outstanding Purchase Rights by 16,303,657 and 1,161,636,815, respectively, due to the reset of their exercise price. This was recorded as a loss on issuance of financial instruments as an immaterial amount in the condensed consolidated statements of operations for each period. No such exercise price reset occurred during the three and six months ended June 30, 2025. The exercise price will be further adjusted if any other convertible instruments have price resets. In addition, the Company issued 5,300,000 shares of common stock upon the exercise of certain Purchase Rights during the three and six months ended June 30, 2025 and 24,350,000 and 42,075,000 shares, respectively, during the three and six months ended June 30, 2024. As of June 30, 2025, Purchase Rights of 1,513,848,899 shares of the Company’s common stock remained outstanding.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows in common equivalent shares as of June 30, 2025:

Common stock issuable upon the exercise of stock options outstanding	3,372
Common stock issuable upon the exercise of common stock warrants	10,595,019
Common stock available for future issuance under the 2019 ESPP	509
Common stock available for future issuance under the Amended and Restated 2014 Plan	5,789
Common stock available for future issuance under the Amended Inducement Plan	609
Common stock reserved for the exercise of purchase rights	741,490,642
Common stock reserved for the conversion of convertible notes	413,458,756
Common stock reserved for the conversion of series E-1 preferred stock	59,319,137
Total common stock reserved for future issuance(1)	1,224,873,833

(1)	The potentially dilutive securities in Note 2 – Summary of Significant Accounting Policies includes all potentially dilutive securities that are not included in the diluted EPS as per U.S. GAAP, whereas the total common stock reserved for future issuance in the table above includes the shares that must legally be reserved based on the applicable instruments’ agreements.

9. Stock-based Compensation

Equity Incentive Plans

No equity awards were issued in either period presented. The following table summarizes stock-based compensation expense related to stock options granted to employees, non-employee directors and consultants included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$-	$10	$1	$26
Selling and marketing	2	24	5	59
General and administrative	29	185	95	371
Total	$31	$219	$101	$456

Stock Options

As of June 30, 2025, unrecognized stock-based compensation expense for employee stock options was approximately $0.1 million, which the Company expects to recognize over a weighted-average remaining period of 0.2 years, assuming all unvested options become fully vested.

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

Approved by the FDA on May 22, 2020, PHEXXI is the first and only non-hormonal prescription contraceptive gel. It is locally acting, with no systemic activity, and used on-demand by women only when they have sex. Because PHEXXI is a non-hormonal contraceptive, it is not associated with side effects of exogenous hormone use, which include depression, weight gain, headaches, loss of libido, mood swings and irritability. Taking hormones may not be right for some women, especially those with certain medical conditions, including clotting disorders hormone-sensitive cancer, diabetes, or a BMI over 30, or those who are breast feeding or who smoke. Per the National Center for Health Statistics (NCHS), more than 23.3 million women in the U.S. will not use a hormonal contraceptive.

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

We licensed exclusive commercial rights for PHEXXI in MENA to Pharma 1 Drug Store, an emerging Emirati health care company. Under the License and Supply Agreement dated on July 17, 2024, as amended on May 3, 2025, the licensed territory includes the UAE, Kuwait, Saudi Arabia, Qatar, Oman, and Jordan, with potential to expand into 15 other countries in the region. Pharma 1 is responsible for obtaining and maintaining any regulatory approvals required to market and sell PHEXXI, and will handle all aspects of distribution, sales and marketing, pharmacovigilance and all other commercial functions in these countries. Evofem will supply product to Pharma 1 at cost-plus. Pharma 1 filed for regulatory approval of PHEXXI in the UAE in June 2025.

The Company also licensed commercial rights to SOLOSEC in MENA to Pharma 1 on May 19, 2025. Under this agreement, the licensed territory includes the UAE, Kuwait, Saudi Arabia, Qatar, Oman, and Jordan, with potential to expand into 15 other countries in the region. Pharma 1 is responsible for obtaining and maintaining any regulatory approvals required to market and sell SOLOSEC, and will handle all aspects of distribution, sales and marketing, pharmacovigilance and all other commercial functions in these countries. Evofem will supply product to Pharma 1 at a specified cost per unit. Pharma 1 is expected to file for regulatory approval of SOLOSEC in the UAE in the third quarter of 2025.

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

In the second quarter of 2025, enrollment commenced in an investigator-led randomized, open-label, parallel Phase 4 clinical trial to evaluate the efficacy and cost-effectiveness of secnidazole (SOLOSEC® 2 g, one dose administered one time) versus metronidazole (Flagyl® 500 mg, administered twice daily for seven days) for the treatment of trichomoniasis in men and women. Study investigators hypothesize that, in the current clinical trial, the rate of repeat infections with T. vaginalis will be 1.75 lower in the SOLOSEC arm versus the multi-dose oral metronidazole arm and that single-dose SOLOSEC will have higher initial cost but will be more cost effective compared to multi-dose metronidazole, largely due to lower breakthrough rates of infection. This trial is funded directly by the National Institutes of Health (NIH).

Recent Developments

At market open on July 1, 2025, the Company’s common stock was moved to and began trading on the Over-the-Counter Integrated Disclosure (OTCID), the new basic reporting market tier launched by the OTC Markets Group.

Increase to Authorized Series E-1 Preferred Stock

On June 30, 2025, the holders of record of a majority of the issued and outstanding shares of the Company’s Series E-1 Preferred Stock (the Required Holders) by written consent in lieu of a meeting approved the Amended and Restated Certificate of Designations of Series E-1 Convertible Preferred Stock (the A&R E-1 Certificate of Designations). The Certificate of Designations increases the total authorized shares of Series E-1 Preferred Stock form 2,300 to 10,000 in order to authorize sufficient number of shares for the payment of dividends “in kind” in the form of additional shares of preferred stock, and to update certain definitions. The A&R E-1 Certificate of Designations will become effective with the Delaware Secretary of State on September 30, 2025.

Aditxt Notes and Warrants

On April 8, 2025, the Company entered into a securities purchase agreement (the Aditxt April SPA) with Aditxt providing for the sale and issuance of senior subordinated convertible notes due in the aggregate original principal amount of $2.3 million (the Aditxt April Note) and warrants to purchase an aggregate of 149,850,150 shares (the Aditxt April Warrants) of common stock of the Company, par value $0.0001 (collectively, the Aditxt April Offering). The Company waived Aditxt’s default under the terms of the A&R Merger Agreement due to the full Fifth Parent Investment not being made by the deadline set forth in the Fifth Amendment.

On June 26, 2025, the Company entered into a securities purchase agreement (the Aditxt June SPA) with Aditxt providing for the sale and issuance of senior subordinated convertible notes due in the aggregate original principal amount of $1.4 million (the Aditxt June Note, or together with the Aditxt April Note, the Aditxt Notes) and warrants to purchase an aggregate of 92,407,592 shares (the Aditxt June Warrants) of common stock of the Company, par value $0.0001 (collectively, the Aditxt June Offering).

In both the Aditxt April Offering and the Aditxt June Offering, Aditxt paid approximately $650 for each $1,000 of the principal amount of the Notes and Warrants and the Company issued a total of 242,257,742 warrants to purchase shares of common stock with an exercise price of $0.0154. In each of the Aditxt April Notes and the Aditxt June Notes, the notes are unsecured senior subordinated notes, have an interest rate of 8%, and mature three years from the respective issuance dates. The net proceeds after the offering costs to the Company from the Aditxt April Offering and Aditxt June Offering were approximately $2.4 million. Assuming the applicable conversion price per share, the Aditxt Notes could be converted into 245,086,947 shares of common stock as of June 30, 2025.

The Aditxt April Notes’ and the Aditxt June Notes’ interest rates are subject to increase to 12% upon an event of default and they have no Company right to prepayment prior to maturity; however, the Company has the option to redeem the respective notes at a redemption premium of 32.5%. Aditxt can also require the Company to redeem the notes a) at the respective premium rate tied to the occurrence of certain subsequent transactions, and b) in the event of subsequent placements (as defined). Also, pursuant to the terms of the respective SPAs, Aditxt has certain rights to participate in subsequent issuances of the Company’s securities, subject to certain exceptions. Additionally, the conversion rate and warrant strike price are subject to adjustment upon the issuance of other securities (as defined) below the stated conversion rate and strike price at issuance.

Aditxt Merger

On December 11, 2023, the Company entered into an Agreement and Plan of Merger, as amended, (the Merger Agreement) with Aditxt, Inc., a Delaware corporation (Aditxt), and Adifem, Inc., a Delaware corporation and wholly-owned Subsidiary of Aditxt (Merger Sub), pursuant to which, and on the terms and subject to the conditions thereof, Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Aditxt (the Merger).

On July 12, 2024, the Company, the Merger Sub and Aditxt entered into the Amended and Restated Merger Agreement, as amended (the A&R Merger Agreement). Except as described below, the terms and provisions of the A&R Merger Agreement are consistent with the terms and provisions of the original Merger Agreement.

●	As consideration for the Merger, Parent will pay $1.8 million, less an amount equal to the product of (x) the number of Dissenting Shares represented by Company Common Stock and (y) the Common Exchange Ratio (as defined in the A&R Merger Agreement) (the Common Consideration)
●	Each share of the Company’s Series E-1 Preferred Stock, par value $0.0001 (the Series E-1), issued and outstanding as of the Effective Time (as defined in the A&R Merger Agreement) shall automatically be converted into the right to receive from Aditxt one share of Parent Preferred Stock (the Preferred Merger Consideration)

At the Effective Time of the Merger:

(i)	The Company Convertible Note Holders will enter into an Exchange Agreement, pursuant to which these Note Holders exchange the value of their then-outstanding Company Convertible Notes and purchase rights for an aggregate of not more than 88,161 shares of Parent Preferred Stock.
(ii)	Each stock option of the Company (the Options), that was outstanding and unexercised immediately prior to the Effective Time will be cancelled without the right to receive any consideration.
(iii)	All shares of Company Common Stock or Company Preferred Stock held by Parent or Merger Sub or by any wholly-owned Subsidiary thereof, shall be automatically cancelled and retired and shall cease to exist and no consideration shall be delivered or deliverable in exchange therefore;

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

On September 23, 2024, the Company filed a preliminary proxy statement with the SEC, which was subsequently withdrawn from consideration by the shareholders. Subject to certain exceptions, the Company’s Board of Directors recommended that the A&R Merger Agreement be adopted by the Company’s stockholders at a special meeting of the Company’s stockholders (the Company Board Recommendation). However, subject to the satisfaction of certain terms and conditions, the Company and the Board were permitted to take certain actions which may, as more fully described in the A&R Merger Agreement, include changing the Company Board Recommendation and entering into a definitive agreement with respect to a Company Change of Recommendation (as defined in the A&R Merger Agreement) if the Company Board or any committee thereof determines in good faith, after consultation with the Company’s outside legal and financial advisors and after taking into account relevant legal, financial, regulatory, estimated timing of consummation and other aspects of such proposal that the Company Board considers in good faith and the Person or group making such proposal, would, if consummated in accordance with its terms, result in a transaction more favorable to the Company Shareholders than the Merger. If the Company has a Company Change of Recommendation, the Company must provide Aditxt with a ten (10) calendar day written notice thereof and negotiate with Aditxt in good faith to provide a competing offer.

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

On March 22, 2025, the Company, Parent and Merger Sub entered into the fifth amendment to the A&R Merger Agreement (the Fifth Amendment), to (i) change the required consummation date to September 30, 2025; (ii) add a Fifth Parent Investment of $1.5 million to be completed by April 7, 2025; and (iii) add a special meeting consummation date being on or prior to September 26, 2025. The Fifth Parent Investment was completed in late April 2025. The Company waived Aditxt’s default under the terms of the A&R Merger Agreement due to the full Fifth Parent Investment not being made by the deadline set forth in the Fifth Amendment.

The A&R Merger Agreement, as amended, has as a condition of closing that the outstanding balance of the Baker Notes plus all accrued and unpaid interest thereon in an amount not to exceed the Repurchase Price, shall have been paid in full. As discussed above, the A&R Merger Agreement was amended on August 16, 2024, September 6, 2024, October 2, 2024, November 19, 2024, and March 22, 2025; none of the amendments updated this closing condition.

On July 24, 2025 the Company filed a preliminary proxy statement with the SEC to solicit the approval of the Merger at a special meeting of the stockholders.

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

Our comprehensive commercial strategy for PHEXXI includes marketing and product awareness campaigns targeting HCPs and women of reproductive potential in the U.S., including the approximately 23.3 million women who are not using hormonal contraception and the approximately 20.0 million women who are using a prescription contraceptive, some of whom, particularly oral birth control pill users, may be ready to move to an FDA-approved, non-invasive, non-systemic hormone-free contraceptive, as well as certain identified target HCP segments. In addition to marketing and product awareness campaigns, our commercial strategy includes payer outreach and execution of our consumer digital and media strategy.

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

Effective as of January 1, 2023, most insurers and PBMs must provide coverage, with no out-of-pocket costs (e.g., $0 copay) to the subscriber or dependent, for FDA-approved contraceptive products, like PHEXXI, prescribed by healthcare providers.

To comply with these federal guidelines, payers are increasingly covering PHEXXI by:

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

If left untreated, BV can have serious health consequences. Untreated or improperly treated BV is associated with increased risk of infection with STIs like HPV, herpes, trichomoniasis, chlamydia, gonorrhea, and HIV, as well as transmission of STIs to a partner. Additional risks include developing pelvic inflammatory disease (PID), which can threaten a women’s fertility, and complications with gynecological surgery.

Research has shown that as many as 50% of patients with BV do not adhere to a full course of metronidazole treatment (500mg BID x 7d) 14 doses. 58% of women who do not complete therapy will have a recurrence within one year. Noncompliance to a multiple-day metronidazole regimen is a contributing factor to persistent BV.

In clinical trials, SOLOSEC demonstrated clinically and statistically significant efficacy in the treatment of BV with just one dose; 68% of patients treated with SOLOSEC did not require any additional treatment for BV. Guidelines from the American College of Obstetricians and Gynecologists (ACOG) in 2020 and the U.S. Centers for Disease Control (CDC) in 2021 each include single dose SOLOSEC for the treatment of BV.

In May 2025, an investigator-led clinical trial entitled ‘Once Weekly Secnidazole Granules for the Treatment of Recurrent Bacterial Vaginosis’ was presented at the 2025 ACOG Annual Clinical and Scientific Meeting; the abstract was subsequently published in Obstetrics & Gynecology. In this focused clinical study of 24 women with recurrent BV, once-weekly dosing with SOLOSEC demonstrated efficacy matching or potentially surpassing outcomes of current CDC-recommended suppressive treatments. These promising results underscore SOLOSEC’s potential to redefine the standard of care for recurrent BV by offering a simpler treatment option for long-term symptom control.

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

A Phase 4 investigator-led randomized, open-label, parallel arm clinical trial is underway to evaluate the efficacy and cost-effectiveness of secnidazole (SOLOSEC 2 g, one dose administered one time) versus metronidazole (Flagyl® 500 mg, administered twice daily for seven days) for the treatment of trichomoniasis in men and women. Study investigators hypothesize that, in the current clinical trial, the rate of repeat infections with T. vaginalis will be 1.75 lower in the SOLOSEC arm versus the multi- dose oral metronidazole arm and that single-dose SOLOSEC will have higher initial cost but will be more cost effective compared to multi-dose metronidazole, largely due to lower breakthrough rates of infection. This trial is funded by the National Institutes of Health (NIH).

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

Operating Expenses

Cost of Goods Sold

Inventory costs include all purchased materials, direct labor, and manufacturing overhead. In addition, in prior years we were obligated to pay quarterly royalty payments pursuant to our license agreement with Rush University, in amounts equal to a single-digit percentage of the gross amounts we receive on a quarterly basis, less certain deductions incurred in the quarter based on a sliding scale. We were also obligated to pay a minimum annual royalty amount of $0.1 million, Due to the patent expiration, no royalty costs were recorded for the three and six months ended June 30, 2025, while $0.2 million and $0.4 million were incurred for the three and six months ended June 30, 2024 and were included in the costs of goods sold in the condensed consolidated statements of operations. No further royalties are due to Rush University now that the patent has expired.

We are obligated to pay quarterly royalties under the SOLOSEC Asset Purchase Agreement dated July 14, 2024; this royalty is based on a percentage of SOLOSEC net sales, adjusted for co-pay program costs. There are no minimum quarterly or annual royalty amounts. Such royalty costs were immaterial for each of the three and six months ended June 30, 2025.

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

We expense internal and third-party research and development expenses as incurred. We do not anticipate significant investment in clinical development for the foreseeable future.

Selling and Marketing Expenses

Our selling and marketing expenses consist primarily of PHEXXI and SOLOSEC commercialization costs, the PHEXXI telehealth platform, training, salaries, benefits, travel, noncash stock-based compensation expense, PDUFA fees, and other related costs for our employees and consultants.

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

Other Income (Expense)

Other income (expense) consists primarily of interest expense and the fair value adjustments of financial instruments issued in various capital raise transactions, including loss on issuance of financial instruments, quarterly change in fair value adjustments, and gains or losses on debt extinguishment. The change in fair value of financial instruments was recognized as a result of mark-to-market adjustments for those financial instruments. Additionally, other income (expense) includes a gain (loss) on debt modification or extinguishment and loss on issuance of financial instruments in the prior year period.

Results of Operations

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024 (in thousands):

Net Product Sales

	Three Months Ended June 30,		2025 vs. 2024
	2025	2024	$ Change	% Change

Product sales, net	$4,825	$4,160	$665	16%

The increase in product sales, net, primarily reflects the addition of SOLOSEC in the current year as well as the increased WAC that took effect January 1, 2025 and continued improvements to the gross to net percentage.

Cost of Goods Sold

	Three Months Ended June 30,		2025 vs. 2024
	2025	2024	$ Change	% Change

Cost of goods sold	$755	$769	$(14)	(2)%

The immaterial decrease in cost of goods sold was primarily due to the end of the Rush royalty as described above partially offset by the addition of SOLOSEC costs of goods sold.

Research and Development Expenses

	Three Months Ended June 30,		2025 vs. 2024
	2025	2024	$ Change	% Change

Research and development, net	$746	$270	$476	176%

The increase in research and development expenses was primarily due to an increase in outside services of $0.3 million and an increase in facilities costs of $0.1 million.

Selling and Marketing Expenses

	Three Months Ended June 30,		2025 vs. 2024
	2025	2024	$ Change	% Change

Selling and marketing	$2,625	$2,243	$382	17%

The increase in selling and marketing expenses was primarily due to a $0.3 million increase related to the PDUFA fee for SOLOSEC.

General and Administrative Expenses

	Three Months Ended June 30,		2025 vs. 2024
	2025	2024	$ Change	% Change

General and administrative	$1,843	$2,267	$(424)	(19)%

The decrease in general and administrative expenses was primarily due to an approximately $0.4 million decrease in facilities and professional services costs.

Total other income (expense), net

	Three Months Ended June 30,		2025 vs. 2024
	2025	2024	$ Change	% Change

Total other income (expense), net	$(526)	$2,748	$(3,274)	(119)%

Total other income (expense), net, for the three months ended June 30, 2025 primarily included $0.6 million of interest expense related primarily to the Adjuvant Note, partially offset by a gain of $0.1 million related to the change in fair value of financial instruments partially.

Total other income (expense), net, for the three months ended June 30, 2024 primarily included a $3.3 million gain on the change in fair value of financial instruments, partially offset by $0.5 million in interest expense related to the Adjuvant Note.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024 (in thousands):

Net Product Sales

	Six Months Ended June 30,		2025 vs. 2024
	2025	2024	$ Change	% Change

Product sales, net	$5,670	$7,763	$(2,093)	(27)%

The decrease in product sales, net, was primarily due to lower PHEXXI sales volume, partially offset by the addition of SOLOSEC in the current year and the increased PHEXXI WAC that took effect January 1, 2025.

Cost of Goods Sold

	Six Months Ended June 30,		2025 vs. 2024
	2025	2024	$ Change	% Change

Cost of goods sold	$1,120	$1,453	$(333)	(23)%

The decrease in cost of goods sold was primarily due to the decrease in sales in the current period as compared to the same period in the prior year as well as the end of the Rush royalty as described above.

Research and Development Expenses

	Six Months Ended June 30,		2025 vs. 2024
	2025	2024	$ Change	% Change

Research and development, net	$(4,289)	$864	$(5,153)	(596)%

The decrease in research and development expenses was primarily due to the negotiation of a portion of the Company’s trade payables, which resulted in a $5.6 million reduction in research and development expenses in the current period. There was also a decrease of $0.2 million in personnel costs. The decreases were partially offset by an increase of $0.6 million in facilities and outside services costs.

Selling and Marketing Expenses

	Six Months Ended June 30,		2025 vs. 2024
	2025	2024	$ Change	% Change

Selling and marketing	$5,225	$4,588	$637	14%

The increase in selling and marketing expenses was primarily due to a $0.3 million increase related to the PDUFA fee for SOLOSEC. There was also an increase in facilities and outside services costs of $0.2 million.

General and Administrative Expenses

	Six Months Ended June 30,		2025 vs. 2024
	2025	2024	$ Change	% Change

General and administrative	$4,208	$5,091	$(883)	(17)%

The decrease in general and administrative expenses was primarily due to a $0.3 million decrease in personnel costs and a $0.5 million reduction in facilities costs.

Total other income, net

	Six Months Ended June 30,		2025 vs. 2024
	2025	2024	$ Change	% Change

Total other income, net	$103	$783	$(680)	(87)%

Total other income, net, for the six months ended June 30, 2025 primarily included a $1.4 million gain on the change in fair value of financial instruments partially offset by $1.2 million interest expense related to the Adjuvant Note.

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

Liquidity and Capital Resources

Overview

As of June 30, 2025, we had a working capital deficit of $64.9 million and an accumulated deficit of $898.5 million. We have financed our operations to date primarily through the issuance of preferred stock, common stock, warrants and convertible and term notes; cash received from private placement transactions; and, to a lesser extent, product sales. As of June 30, 2025, we had approximately $0.7 million in cash and cash equivalents, all of which is restricted cash available for use as prescribed in the Adjuvant Notes (as defined in Note 4 - Debt). Our cash and cash equivalents include amounts held in checking accounts. Management believes that the Company’s cash and cash equivalents as of June 30, 2025 are insufficient to fund operations for at least the next 12 months from the date on which this Quarterly Report on Form 10-Q is filed with the SEC.

We have incurred losses and negative cash flows from operating activities since inception. In 2024, we focused on further improving and increasing PHEXXI access, acquired global rights to SOLOSEC, and delivered our fourth consecutive year of PHEXXI net sales growth.

In 2025, we continue to focus on top-line growth while maintaining a lean operating structure. We will continue to explore opportunities for organic growth, entry into new markets including those covered by our license and supply agreements with Pharma 1, and potential expansion of our product offerings beyond PHEXXI and SOLOSEC.

As of June 30, 2025, the Company’s significant commitments include the Baker Notes, Adjuvant Notes, SSNs, and Aditxt Notes as described in Note 4 - Debt and fleet leases, Rush University royalty, SOLOSEC contingent liability, and the potential settlement amount with TherapeuticsMD as described in Note 7 - Commitments and Contingencies. The purpose of these commitments is to further the commercialization of PHEXXI and SOLOSEC. Management’s plans to meet the Company’s cash flow needs in the next 12 months include generating revenue from the sale of PHEXXI and SOLOSEC, further restructuring of the Company’s current payables, and obtaining additional funding through means such as the issuance of its capital stock, non-dilutive financings, or through collaborations or partnerships with other companies, including license agreements for PHEXXI and/or SOLOSEC in the U.S. or foreign markets, or other potential business combinations.

If the Company is not able to obtain the required funding through a significant increase in revenue, equity or debt financings, license agreements for our products in the U.S. or foreign markets, or other means, or is unable to obtain funding on terms favorable to the Company, there will be a material adverse effect on commercialization and development operations and the Company’s ability to execute its strategic development plan for future growth. If the Company cannot successfully raise additional funding and implement its strategic development plan, the Company may be forced to make further reductions in spending, including spending in connection with its commercialization activities, extend payment terms with suppliers, liquidate assets where possible at a potentially lower amount than as recorded in the condensed consolidated financial statements, suspend, or curtail planned operations, or cease operations entirely. Any of these could materially and adversely affect the Company’s liquidity, financial condition and business prospects, and the Company would not be able to continue as a going concern. The Company has concluded that these circumstances and the uncertainties associated with the Company’s ability to obtain additional equity or debt financing on terms that are favorable to the Company, or at all, and otherwise succeed in its future operations raise substantial doubt about the Company’s ability to continue as a going concern.

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

The opinion of our independent registered public accounting firm on our audited consolidated financial statements as of and for the years ended December 31, 2024 and 2023 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Future reports on our consolidated financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. Our unaudited condensed consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 included in this Quarterly Report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue our operations.

Summary Statement of Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Six Months Ended June 30,		2025 vs. 2024
	2025	2024	$ Change	% Change
Net cash, cash equivalents and restricted cash used in operating activities	$(2,359)	$(1,018)	$(1,341)	(132)%
Net cash, cash equivalents and restricted cash used in investing activities	(59)	(14)	(45)	(321)%
Net cash, cash equivalents and restricted provided by in financing activities	2,425	1,144	1,281	112%
Net change in cash, cash equivalents and restricted cash	$7	$112	$(105)	(94)%

Cash Flows from Operating Activities. During the six months ended June 30, 2025, the primary use of cash, cash equivalents and restricted cash was related to the payment of routine trade payables of $0.7 million, contingent liabilities of $0.4 million, and the purchase of inventory of $0.5 million. During the six months ended June 30, 2024, the primary use of net cash, cash equivalents and restricted cash used in operating activities was minimal due to the limited spending in operations across all functions of the Company.

Cash Flows from Investing Activities. During the six months ended June 30, 2025, the primary use of cash, cash equivalents and restricted cash was the payment of amounts related to the acquisition of SOLOSEC which had previously been recorded as accounts payable. During the six months ended June 30, 2024, the primary use of cash, cash equivalents and restricted cash was the purchase of computer equipment for the Company’s sales force.

Cash Flows from Financing Activities. During the six months ended June 30, 2025, the primary source of cash, cash equivalents and restricted cash was related to the Aditxt Notes and the financing agreement with First Insurance Funding for total net proceeds to the Company of approximately $2.8 million, partially offset by the payment of short-term debt of $0.4 million. During the six months ended June 30, 2024, the primary source of cash, cash equivalents, and restricted cash was from the $1.0 million received from Aditxt in order to reinstate the Merger Agreement as described above as well as the finance agreement with First Insurance Funding for $0.4 million, offset by $0.3 million payments under the Baker Notes.

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

Contractual Obligations and Commitments

Operating Leases

Operating lease right-of-use assets and lease liabilities were $0.2 million and $0.1 million on June 30, 2025 and December 31, 2024, respectively. See Note 7- Commitments and Contingencies for more detailed discussions on leases and financial statements information under ASC 842, Leases.

Other Contractual Commitments

As described in Note 7 - Commitments and Contingencies, in November 2019, the Company entered into a supply and manufacturing agreement with a third-party to manufacture PHEXXI, with potential to manufacture other product candidates, in accordance with all applicable current good manufacturing practice regulations. There were $0.1 million and $0.8 million in purchases under the supply and manufacturing agreement for the three and six months ended June 30, 2025, respectively, and $0.3 million in such purchases during the three and six months ended June 30, 2024.

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

Intellectual Property Rights

As described in Note 7 - Commitments and Contingencies, royalty costs owed to Rush University pursuant to the Rush License Agreement were $0.2 million and $0.4 million for the three and six months ended June 30, 2024. No such amounts were incurred for the three and six months ended June 30, 2025 due to the expiration of the Rush patent. As of both June 30, 2025 and December 31, 2024, approximately $2.0 million were included in accrued expenses in the condensed consolidated balance sheets.

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

Notwithstanding the conclusion by our CEO and CFO that our Disclosure Controls as of June 30, 2025 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described more fully under Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, management believes that the condensed consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows as of the date presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

During the three months ended June 30, 2025, none of our directors or officers entered into, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that were intended to satisfy the affirmative defense conditions of Rule 10b5-1, in each case as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index.

EXHIBIT INDEX

Exhibit			Filed	Incorporated by Reference
No.		Exhibit Title	Herewith	Form	File No.	Date Filed
2.1		Amended and Restated Plan of Merger, by and between the Company, Aditxt, Inc. and Adifem, Inc.		8-K	001-36754	7/18/2024
2.2		First Amendment to the Amended and Restated Agreement and Plan of Merger, by and between the Company, Aditxt, Inc., and Adifem, Inc., dated August 16, 2024		8-K	001-36754	8/20/2024
2.3		Second Amendment to the Amended and Restated Agreement and Plan of Merger, by and between the Company, Aditxt, Inc., and Adifem, Inc., dated September 6, 2024		8-K	001-36754	9/6/2024
2.4		Third Amendment to the Amended and Restated Agreement and Plan of Merger, by and among the Company, Aditxt, Inc. and Adifem, Inc., dated October 2, 2024		8-K	001-36754	10/3/2024
2.5		Fourth Amendment to the Amended and Restated Agreement and Plan of Merger, by and among the Company, Aditxt, Inc. and Adifem, Inc., dated November 19, 2024		8-K	001-36754	11/25/2024
2.6		Fifth Amendment to the Amended and Restated Agreement and Plan of Merger by and among the Company, Aditxt, Inc. and Adifem, Inc., dated March 22, 2025		10-K	001-36754	3/24/2025
10.1		License and Supply Agreement dated March 20, 2025		8-K	001-36754	3/26/2025
10.2		Amendment No. 1 to License and Supply Agreement dated March 20, 2025		8-K	001-36754	4/3/2025
10.3		Form of Securities Purchase Agreement		8-K	001-36754	4/14/2025
10.4		Form of Senior Subordinated Convertible Note		8-K	001-36754	4/14/2025
10.5		Form of Warrant		8-K	001-36754	4/14/2025
10.6		Form of Call Option Agreement		8-K	001-36754	4/14/2025
10.7		First Amendment to Development and Supply Agreement dated May 3, 2025		8-K	001-36754	5/8/2025
10.8		License Agreement by and between the Company and Pharma 1 Drug Store, L.L.C		8-K	001-36754	5/22/2025
31.1	*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	†	Inline XBRL Instance Document	X
101.SCH	†	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	†	Inline XBRL Definition Linkbase Document	X
101.LAB	†	Inline XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104		Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

*	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation by reference language in such filing.
†	The financial information of Evofem Biosciences, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 filed on August 14, 2025 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Operations, (iv) the Condensed Consolidated Statements of Convertible and Redeemable Preferred Stock and Stockholders’ Deficit, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, is furnished electronically herewith.
^^	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVOFEM BIOSCIENCES, INC.

Date: August 14, 2025	By:	/s/ Ivy Zhang
Ivy Zhang
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

