Form 10-K
period 2025-12-31
Evofem Biosciences, Inc.
filed 2026-03-11
CIK 1618835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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
None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001 per share.

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $1.2 million as of June 30, 2025, based upon the closing sale price on the OTCID Basic Market reported for such date. Shares of Common Stock held by each executive officer and director and certain holders of more than 10% of the outstanding shares of the registrant’s Common Stock have been excluded in that such persons may be deemed to be affiliates. Shares of Common Stock held by other persons, including certain other holders of more than 10% of the outstanding shares of Common Stock, have not been excluded in that such persons are not deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 9, 2026 was 132,530,081.

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

These forward-looking statements include, among other things, statements about:

●	our ability to continue as a going concern;
●	our ability to remediate the material weaknesses in our internal controls and procedures identified by management;
●	our ability to obtain necessary approvals of any corporate action(s) needing stockholder, FINRA, Nasdaq, or other approvals;
●	our ability to file Annual and Quarterly Reports on a timely basis;
●	our ability to raise additional capital to fund our operations if and as needed;
●	our ability to achieve and sustain profitability;
●	our estimates regarding expenses, revenues, financial performance, and capital requirements, including the length of time our capital resources will sustain our operations;
●	the Notices of Default and cancellation of Forbearance Agreement received from Future Pak, LLC and any potential legal action(s) against the Company related thereto, including that its assets that could be taken and potential negative outcome(s) thereof;
●	our ability to comply with the provisions and requirements of our debt arrangements, to avoid future defaults pursuant to our debt arrangements, and to pay amounts owed, including any amounts that may be accelerated, pursuant to our debt arrangements;
●	our ability to successfully commercialize PHEXX® (lactic acid, citric acid and potassium bitartrate) vaginal gel (PHEXX) (formerly known as PHEXXI®) and SOLOSEC® (secnidazole) 2g oral granules (SOLOSEC);
●	estimates regarding market size;
●	estimates regarding health care providers’ (HCPs’) recommendations of PHEXX and SOLOSEC to patients;
●	the rate and degree of market acceptance of PHEXX and SOLOSEC;
●	our ability to successfully commercialize and distribute our products and continue to develop our sales and marketing capabilities;
●	our strategic plans for our business, including the commercialization of our products;
●	the potential for changes to current regulatory mandates requiring health insurance plans to cover U.S. Food and Drug Administration (FDA) -cleared or -approved contraceptive products without cost sharing;
●	our ability to obtain or maintain third-party payer coverage and adequate reimbursement, and our reliance on the willingness of patients to pay out-of-pocket for our products absent full or partial third-party payer reimbursement;
●	our ability to protect and defend our intellectual property position and our reliance on third party licensors;
●	our ability to obtain additional patent protection for our products;
●	our dependence on third parties for the manufacture of our products;
●	our ability to expand our organization to accommodate potential growth; and
●	our ability to retain and attract key personnel.

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

This Annual Report includes our trademarks, trade names and service marks, including “EVOFEM®”, “PHEXX®”, “FEMIDENCE™”, and “SOLOSEC®”, which are protected under applicable intellectual property laws and are the property of Evofem Biosciences, Inc. or its subsidiaries. Solely for convenience, trademarks, trade names and service marks referred to in this Annual Report may appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply a relationship with, or endorsement or sponsorship of us by, these other parties.

PART I

Item 1. Business.

Overview

We are a San Diego-based commercial-stage biopharmaceutical company committed to commercializing innovative products to address unmet needs in women’s sexual and reproductive health.

Our first commercial product, PHEXX®, was approved by the FDA on May 22, 2020, for the prevention of pregnancy and launched in the U.S. in September 2020. PHEXX is the first and only non-hormonal prescription contraceptive vaginal gel. Women use it when they have sex, inserting PHEXX 0-60 minutes prior to intercourse. Because PHEXX is hormone-free and non-systemic, it is not associated with side effects of hormonal contraceptive methods, which include depression, weight gain, headaches, loss of libido, mood swings and irritability. Taking hormones may not be right for some women, especially those with certain medical conditions including clotting disorders, hormone-sensitive cancers, diabetes, or a BMI over 30, as well as women who are breast feeding, and / or who smoke. Per the National Center for Health Statistics (NCHS), based on data from the 2022-2023 National Survey of Family Growth, approximately 15.9 million women1 in the U.S. do not want to get pregnant and will not use a hormonal contraceptive.

We acquired global rights to SOLOSEC® on July 14, 2024 and relaunched the brand in November 2024. SOLOSEC is an FDA-approved single-dose oral antimicrobial agent that provides a complete course of therapy for the treatment of two common sexual health infections – bacterial vaginosis (BV) and trichomoniasis. This acquisition aligns with and advances our mission to commercialize innovative and differentiated products for women’s sexual and reproductive health.

1 Daniels K and Abma J. Current Contraceptive Status Among Females Ages 15–49: United States, 2022–2023. NCHS Data Brief No. 539. August 2025. Data table for Figure 1, sourced from National Survey of Family Growth (NSFG) 2022–2023. https://www.cdc.gov/nchs/data/databriefs/db539.pdf

Outside the U.S., our strategy is to commercialize our products in global markets through commercial partnerships and/or license agreements. We licensed commercial rights to PHEXX and SOLOSEC in the Middle East and North Africa (MENA) to Pharma 1 Drug Store, LLC (Pharma 1), an emerging Emirati health care company, in July 2024 and May 2025, respectively. Pharma 1 filed for regulatory approval of PHEXX in the United Arab Emirates (UAE) in June 2025 and of SOLOSEC in the UAE in September 2025

Our Leadership Team

We have assembled a world-class team with industry-recognized expertise in women’s sexual and reproductive health.

The team is led by Saundra Pelletier, an expert in women’s health from puberty to menopause. She has served as Chief Executive Officer, President and Executive Director of Evofem Biosciences since February 2015, and as interim Chair of the Board since November 2021. She has been responsible for the Company’s growth and evolution, from clinical-stage private company to a publicly-listed commercial stage company generating revenue from two FDA-approved assets.

During her more than 26 years of experience in the pharmaceutical industry, Ms. Pelletier has launched pharmaceutical brands worldwide and expanded indications of female healthcare brands in multiple countries. Her experience includes a comprehensive range of women’s healthcare products, cardiovascular drugs, pain management agents, sleep therapeutics and medical devices. She has had oversight and accountability for Sales, Marketing, Operations, Medical Affairs, Regulatory Affairs, Manufacturing, Customer Service, Business Development and Strategic Partnerships.

Our Chief Financial Officer, Ivy Zhang, is a trusted leader and a seasoned finance executive who is dedicated to advancing our mission of addressing the unmet sexual and reproductive health needs of women. She joined Evofem as Chief Financial Officer on April 13, 2023 and leads our finance organization and financial activities including financial planning and analysis, accounting, external audit, tax, controllership, and treasury functions. Ms. Zhang has more than 17 years of financial and accounting experience spanning diverse industries, including pharmaceuticals and medical devices. Most recently she was Vice President Corporate Controller of HUYABIO International. From March 2018 to November 2022, she held increasingly senior leadership roles in Evofem’s finance team, ultimately serving as Controller. Earlier in her career, Ms. Zhang served in finance positions for more than two and a half years at SeaSpine Holdings Corporation (a public medical and therapeutic technology and device company) and approximately seven years at Ernst & Young LLP. On April 13, 2023, the Board of Directors appointed her Secretary.

Our Strategy

Key elements of our strategy include:

● Successfully commercialize PHEXX. Currently, our primary focus is the successful commercialization of PHEXX in the U.S. Outside the U.S., we intend to commercialize PHEXX through strategic partnerships or license agreements, such as our licensing agreement with Pharma 1 for the Gulf Cooperative Commission (GCC) and MENA, under which Pharma 1 is expected to launch PHEXX in the UAE in 2026. We believe this approach will allow us to effectively deploy our capital to maximize the inherent value of PHEXX for the benefit of all stakeholders.

● Successfully commercialize SOLOSEC. In July 2024, we expanded our commercial portfolio by acquiring global rights to SOLOSEC, an oral antimicrobial agent that provides a complete course of therapy for the treatment of two common sexual health infections with just one dose. SOLOSEC is FDA-approved for the treatment of bacterial vaginosis (BV), a common vaginal infection, in females 12 years of age and older, and Trichomonas vaginalis, a common sexually transmitted infection (STI), in people 12 years of age and older. We relaunched SOLOSEC in November 2024 and our continued focus will be on ensuring the success of the commercialization efforts. As with PHEXX, we aim to commercialize SOLOSEC outside the U.S. through strategic partnerships or license agreements, such as our licensing agreement with Pharma 1.

● Reduce Manufacturing Costs / COGS. Our goal is to improve margins by lowering the cost to manufacture our products. In 2027, when we are selling product made under new manufacturing contracts, we hope to reduce both PHEXX and SOLOSEC COGS by approximately 55% to 60% from current levels.

● Leverage our U.S. sales force through business development. We intend to opportunistically acquire or in-license additional commercial or launch-ready products to enhance our offerings and complement our core competencies in women’s health. In addition to increasing revenues, the addition of other commercial assets would diversify our revenue stream.

Contraceptive Market Overview

U.S. Contraceptive Market

The U.S. is the largest commercial market worldwide and presents the greatest opportunity for PHEXX and other women’s health products. The total U.S. contraceptive market was valued at $8.8 billion in 2024 and is expected to reach approximately $12 billion by 2030 with a compound annual growth rate of 4.7%3

In the U.S. an estimated 54.3% of women of reproductive age 15-49 use contraception2 including:

●

Non-hormonal contraceptives: prescription methods including PHEXX, the female condom, and diaphragms, and non-prescription methods such as the male condom, withdrawal, periodic abstinence, and cycle tracking;

●	Short-acting hormone-based prescription pharmaceutical products: oral contraceptives (OCs), vaginal rings, transdermal patches, and intramuscular injections – all prescription products; and,

●	Long-acting removable contraceptives (LARCs): hormonal intrauterine devices (IUDs), a hormone-free copper IUD, and hormonal implants – all prescription products.

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

As shown in the chart below, which is based on data from the 2022–2023 National Survey of Family Growth, of the 74.9 million women of reproductive age (15-49) in the U.S., 6.1 million women use no method of birth control, putting them at risk of unintended pregnancy. An additional 9.8 million women in the U.S. rely on a short-acting hormone-free method; methods in this category include PHEXX, male and female condoms, the rhythm method, diaphragms, cervical cap, spermicides, and withdrawal. Another 10.3 million women in the U.S. use short-acting hormone-based contraceptives including the oral contraceptive pill, patch, vaginal ring and shot. Women in each of these groups are potential PHEXX users.

2 Daniels K, Abma J. Current Contraceptive Status Among Females Ages 15–49: United States, 2022–2023. NCHS Data Brief Number 539. August 2025. Accessed Jan. 9, 2026, via https://www.cdc.gov/nchs/data/databriefs/db539.pdf

3 Grand View Research, U.S. Contraceptive Market Size, Share & Trends Analysis Report By Product and Segment Forecasts, 2023 – 2030

Source: Daniels K, Abma J. Current Contraceptive Status Among Females Ages 15–49: United States, 2022–2023. NCHS Data Brief Number 539. August 2025. Accessed Jan. 9, 2026, via https://www.cdc.gov/nchs/data/databriefs/db539.pdf.

Per the NCHS-published data, an aggregate 15.9 million women who are currently at risk for unintended pregnancy are not using hormone-based contraceptives or a LARC as their primary form of contraception. These women are key targets for PHEXX.

Through the growing utilization of GLP-1 prescription medications like Ozempic, Mounjaro and Zepbound, we believe a new opportunity for PHEXX has emerged. GLP-1s may make oral birth control pills less effective at certain points in the dosing schedule4. Per the United States Prescribing Information (USPI) for Mounjaro and Zepbound, prescribers are instructed to “advise patients using oral contraceptives to switch to a non-oral contraceptive method or add a barrier method” to prevent unintended pregnancy during these times.5 The USPI for Ozempic similarly advises that the drug “may impact absorption of concomitantly administered oral medications”.6 We believe PHEXX can be prescribed to help prevent unintended pregnancy in these patients.

4 Washington State Health Care Authority. Bulletin 28 Jan. 2025. Accessed 10 Feb. 2026 via https://content.govdelivery.com/accounts/WAHCA/bulletins/3ce3574

5 Zepbound Prescribing Information: “Use in Specific Populations”. Accessed 10 Feb. 2026 via https://uspl.lilly.com/zepbound/zepbound.html#pi

Mounjaro Prescribing Information: “Use in Specific Populations”. Accessed 10 Feb. 2026 via https://uspl.lilly.com/mounjaro/mounjaro.html#pi

6 Ozempic Prescribing Information: “Drug Interactions”. Accessed 10 Feb. 2026 via https://www.novo-pi.com/ozempic.pdf

In the U.S., an estimated 15.77 million women of reproductive age (ages 18-49) report GLP-1 use7. Factoring published data from the 2024 KFF Women’s Health Survey on use of oral contraceptives in women ages 18-498, we estimate that in the U.S. alone there are 3.55 million women on GLP-1s who also use oral contraceptives. This translates to a $904 million total addressable market in the U.S. We aim to increase awareness among these women and their healthcare providers to drive adoption of PHEXX and expand sales into this sub-market.

Market Opportunity: Contraception

Hundreds of millions of women worldwide seek sexual and reproductive health products that provide them with their self-defined control of their individual needs during their (on average) 30+ years of fertility. However, an estimated 218 million women who want to avoid pregnancy are not using safe, modern methods of contraception and nearly half of all pregnancies – 112 million each year are unintended according to the United Nations 2024 State of World Population report.

According to the CDC, reducing the percentage of all unintended pregnancies has been one of the National Health Promotion Objectives since its establishment in 1980. Despite this, approximately 41.6% of all pregnancies are unintended; there are approximately 2.3 million unintended pregnancies in the U.S. each year.9 By successfully commercializing PHEXX, a hormone-free, on-demand contraceptive gel controlled by women, we believe we can help address this need.

Our Commercial Products: PHEXX and SOLOSEC

PHEXX

PHEXX® (lactic acid, citric acid and potassium bitartrate) vaginal gel is the only FDA-approved, hormone-free, on-demand, woman-controlled prescription contraceptive drug product available in the U.S. We believe PHEXX’s attributes address significant gaps and unmet needs in the contraceptive market, making it an attractive contraceptive choice for women.

PHEXX key benefits:

●	Hormone-free: PHEXX is an innovative, hormone-free contraceptive gel. By avoiding hormones, it offers an alternative for women who are concerned about side effects commonly associated with hormonal birth control, such as weight changes, mood effects, or increased risk of blood clots.

●	Only when you need it: With PHEXX, women no longer need to have birth control in their bodies 24/7. PHEXX is used in the moment, 0-60 minutes before each and every act of sex, so no daily commitment is required. This also makes PHEXX easily reversible, providing women with a flexible option for family planning.

●	First in class: PHEXX is the first and only hormone-free prescription birth control gel that women control. PHEXX works to prevent pregnancy by maintaining the vaginal pH, which reduces sperm motility and lowers the chance of sperm reaching the egg. This revolutionary mechanism of action is unique to PHEXX, meaning we know of no other products like it in the market.

●	Woman-controlled: PHEXX puts women in control of their bodies and their pregnancy prevention. With PHEXX, there is no need to rely on a partner to bring a condom, to take a pill at the same time every day, and no need for an in-office injection or procedure to prevent pregnancy. The quick and easy pre-sex application is designed with spontaneity and convenience in mind.

7 Bozick et al. New Weight Loss Drugs: GLP-1 Agonist Use and Side Effects in the United States. Analysis of RAND American Life Panel survey data, April–May 2025. (n = 8,793). Pub. Aug 6, 2025. Accessed Jan. 7, 2026, via https://www.rand.org/pubs/research_reports/RRA4153-1.html)

8 Frederiksen B, Diep K, Salganicoff A. Contraceptive Experiences, Coverage, and Preferences: Findings from the 2024 KFF Women’s Health Survey. Nov 22, 2024. Accessed Jan 7, 2026, via https://www.kff.org/womens-health-policy/contraceptive-experiences-coverage-and-preferencesfindings-from-the-2024-kff-womens-health-survey/#:~:text=Eight%20in%20ten%20(82%25)%20women,Almost%20half%20(48%25)%20of%20contraceptive.

9 Rossen LM et al. Updated methodology to estimate overall and unintended pregnancy rates in the United States. National Center for Health Statistics. Vital Health Stat 2(201). 2023. DOI: https://dx.doi.org/10.15620/cdc:124395.

PHEXX is designed to address underserved and unmet needs in the birth control market, as highlighted in the table below.

Prescription Contraceptive Products and Associated Benefits
Product Class	Non-Hormonal	No Systemic Side Effects	Non-invasive	Convenient
Vaginal pH Modulator (i.e., PHEXX)	✔	✔	✔	✔
28 Day OCs			✔
Extended Regimen OCs			✔
Hormone Releasing IUDs				✔
Copper IUD	✔	✔		✔
Implant				✔
Vaginal Ring			✔	✔
Transdermal Patch			✔

Vaginal pH Modulator Mechanism of Action

A normal vaginal pH of 3.5 to 4.5 is important for maintaining good vaginal health. At this optimal pH level, the vaginal biome supports necessary healthy bacteria while remaining inhospitable to sperm and certain viral and bacterial pathogens.

PHEXX was developed to have acid-buffering (pH 3.5), lubricating, and viscosity-retaining properties to acidify the male ejaculate in the vagina. Typically, the introduction of semen (pH = 7.2-8.0) into the vagina causes a rise in pH to above 6.0 due to the alkalinity of the ejaculate, which neutralizes the normally acidic vaginal environment and allows for the survival of sperm. The active ingredients in PHEXX produce a normal vaginal pH (3.5-4.5) even in the presence of semen, creating an inhospitable environment for sperm. The maintenance of the acidic vaginal pH reduces the availability of calcium ions which are needed to drive sperm tail movement. In vitro studies show immediate sperm motility reduction10. PHEXX prevents pregnancy by reducing sperm motility, inhibiting sperm from reaching the ovum to form a zygote. Other properties contributing to PHEXX’s mechanism of action are its capacity to 1) maintain sufficient viscosity even when diluted by the introduction of semen into the vagina, 2) impede cervical mucus penetration by sperm, and 3) form a protective layer over the vaginal and cervical epithelium.

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

10 Amaral E, et al. Postcoital testing after the use of a bio-adhesive acid buffering gel (ACIDFORM) and a 2% nonoxynol-9 product. Contraception. 2004 Dec;70(6):492-7. doi: 10.1016/j.contraception.2004.06.007. PMID: 15541412.

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

There are several currently available treatments for BV. We believe SOLOSEC is uniquely designed for convenient, safe, single-dose oral administration in the BV treatment market, as seen in the table below.

The comparative efficacy of SOLOSEC vs. these treatments has not been adequately studied. This is not a complete list of attributes for each product that may be important to a clinical decision. For the most updated information, consult the Prescribing Information (PI) for each product.

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

Commercialization Strategy

Evofem’s commercial operations are focused on the U.S., which is the largest commercial market worldwide and which we believe presents the greatest opportunity for PHEXX, SOLOSEC, and other women’s health products. Our strategy is to commercialize PHEXX, SOLOSEC, and potentially other innovative women’s health products in the U.S. through our dedicated sales team, supported by a telehealth platform.

Outside the U.S., the Company’s strategy is to commercialize our products in global markets through commercial partnerships and/or license agreements. Our first licensed territory is the Middle East and North Africa (MENA); we licensed commercial rights to PHEXX and SOLOSEC to Pharma 1 Drug Store, LLC, an emerging Emirati health care company (Pharma 1), in July 2024 and May 2025, respectively. For each product, the licensed territory includes the United Arab Emirates (UAE), Kuwait, Saudi Arabia, Qatar and certain other countries in the region. Pharma 1 is responsible for obtaining and maintaining any regulatory approvals required to market and sell each product, and will handle all aspects of distribution, sales and marketing, pharmacovigilance and all other commercial functions in these countries. Pharma 1 filed for regulatory approval of PHEXX in the United Arab Emirates (UAE) in June 2025 and of SOLOSEC in the UAE in September 2025.

Commercialization of PHEXX and SOLOSEC in the U.S.

The U.S. is the largest commercial market worldwide and presents the greatest opportunity for PHEXX, SOLOSEC, and other women’s health products. Our sales force promotes PHEXX and SOLOSEC directly to obstetrician/gynecologists and their affiliated health professionals, who collectively write the majority of prescriptions for contraceptive products and treatments for bacterial vaginosis (BV) and trichomoniasis.

We also offer women direct access to PHEXX via a telehealth platform. Using this platform, women can directly meet with an HCP to determine if they are eligible for a prescription and, if so, have the prescription written by the HCP, then filled and mailed directly to them by a third-party pharmacy or by utilizing their pharmacy of choice.

Our commercial strategy for PHEXX includes targeting women of reproductive potential in the U.S., We focus our efforts on 1) the approximately 15.911 million sexually active women who are currently using a hormone-free method (non-LARC) or no contraception at all, and 2) the approximately 10.3 million women who are using a hormonal contraceptive (non-LARC), some of whom, particularly pill users, may be ready to move to an FDA-approved, non-invasive, hormone-free contraceptive. An important subset of this population is contraceptive pill users who also take GLP-1s and who may benefit from concurrent use of PHEXX to prevent unintended pregnancy during GLP-1 dose escalation periods. Additionally, we target certain identified target HCP segments.

Our commercial strategy for SOLOSEC is directed towards approximately 3,000 HCPs within the OB/GYN space, with a particular focus on current SOLOSEC prescribers and established relationships of our experienced sales team.

BV is the most common vaginal condition in women of reproductive age in the United States, affecting an estimated 21 million women. The condition results from an overgrowth of certain bacteria, which upsets the balance of the natural vaginal microbiome and can lead to symptoms of odor and/or discharge. The CDC, in its 2021 STI Treatment Guidelines, recommends treatment for bacterial vaginosis in women with symptoms. Our commercial strategy for SOLOSEC reflects the coverage reality that SOLOSEC is best for women who have had BV previously.

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

Payer and Reimbursement Strategy in the U.S.

Pricing Strategy

Our pricing strategy for PHEXX was informed by extensive pre-approval payer research including discussions with decision makers at major health plans and pharmacy benefit managers (PBMs) across the U.S. who at the time controlled nearly 83 million commercial lives. Based on this gathered intelligence, we initially priced PHEXX at $267.50 per box of 12 applicators upon its launch in 2020 and each year we update the pricing to account for changes to the consumer price index and other considerations. Our pricing, when annualized, is comparable to all other commercially available branded prescription contraceptives.

PHEXX is classified in the databases and pricing compendia of Medi-Span and First Databank, two major drug information databases that payers can consult for pricing and product information, as the first and only “vaginal pH modulator.”

Our pricing strategy for SOLOSEC is a continuance of legacy pricing established by the company from which we acquired the asset in July 2024. While SOLOSEC is positioned at a different price point compared to other products available for similar indications, its convenient one-time oral dosing supports better patient compliance, which could contribute to cost benefits from a health economics perspective. As legacy payor contracts expire, we are re-evaluating the strategy and making adjustments.

11Daniels K and Abma J. Current Contraceptive Status Among Females Ages 15–49: United States, 2022–2023. NCHS Data Brief No. 539. August 2025. Data table for Figure 1, sourced from National Survey of Family Growth (NSFG) 2022–2023. https://www.cdc.gov/nchs/data/databriefs/db539.pdf

Third-party Payers

Market acceptance and sales of PHEXX and SOLOSEC depend, in part, on the extent to which reimbursement is available from third-party payers, which include government health administration authorities, managed care organizations, private health insurers and PBMs. Third-party payers decide which therapies they will pay for and establish reimbursement levels for those therapies. Decisions regarding the extent of coverage and amount of reimbursement to be provided for any product are made on a payer-by-payer basis. One payer’s determination to provide coverage for a drug does not assure that other payers will also provide coverage and adequate reimbursement for that drug.

Managed care organizations and other private insurers frequently adopt their own payment or reimbursement reductions. The continued integration between commercial health plans and PBMs has increased the negotiating power of these entities. Third-party payers increasingly employ formularies to control costs; they negotiate discounted prices in exchange for formulary inclusion. These formularies often do not include all products approved for any particular indication. We continue to work with health plans and PBMs to improve and secure additional formulary positioning for PHEXX and SOLOSEC.

In the second quarter of 2022, we successfully negotiated a contract with one of the largest PBMs in the nation, which added PHEXX to its formulary with no restrictions for most women covered by the plan. The agreement was effective January 1, 2022 and expired on January 1, 2026, at which time we made the strategic decision not to renew. An additional 13.7 million lives are covered under our December 2020 PHEXX contract award from the U.S. Department of Veterans Affairs.

For SOLOSEC, third-party coverage generally involves greater utilization management, including prior authorization requirements, due in part to the availability of lower-cost generic therapies for the same indications. However, SOLOSEC’s single-dose regimen and associated compliance benefits can support prior authorization approval in appropriate patients. As a result, our commercial efforts are focused on patient populations with recurrent or persistent bacterial vaginosis.

We also participate in government programs including the 340B and the Medicaid Drug Rebate Program, which affords access to PHEXX and SOLOSEC for the U.S. Medicaid population.

Affordable Care Act

The Affordable Care Act (ACA) guarantees coverage of women’s preventive services, including free birth control and contraceptive counseling, for all individuals and covered dependents with reproductive capacity. This includes all contraceptives approved, granted, or cleared by the FDA. The ACA also requires most health plans to cover STI screenings and counseling, for certain populations, at no cost.

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

The Departments also established clear communications channels for consumers with concerns about their plan’s compliance with HRSA requirements.

Collectively, this new guidance specifies that most insurers and pharmacy benefit managers (PBMs) must provide coverage, with no out-of-pocket costs to women, for FDA-approved contraceptive products, like PHEXX® (lactic acid, citric acid and potassium bitartrate), prescribed by healthcare providers.

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

As of and since January 1, 2023, most insurers and PBMs must provide coverage, with no out-of-pocket costs (e.g. $0 copay) to the subscriber or dependent, for FDA-approved contraceptive products, like PHEXX, prescribed by healthcare providers.

As a result, to comply with these Guidelines, payers are increasingly covering PHEXX by:

–	Adding PHEXX to formulary (commercial insurers) or preferred drug list (Medicaid)

–	Removing the requirement for a Prior Authorization letter from the HCP (commercial insurers)

–	Moving PHEXX to $0 copay (commercial insurers)

Birth Control Guide

The FDA Birth Control Guide (the Guide) was developed and is used as an educational tool by many obstetrician/gynecologists to assist in counseling patients on their contraceptive options and to help them find the method that best suits their needs. It was developed more than a decade ago has not been undated since and therefore, does not reflect subsequent changes to the contraceptive landscape including methods that were subsequently approved by the FDA, notably the vaginal pH modulator (PHEXX).

Methods not on the current, outdated Guide may be underrepresented in contraceptive counseling dialogues. Evofem therefore believes the Guide should include all FDA-approved methods of birth control. However, while the updated HRSA Guidelines discussed above are highly favorable to PHEXX, they remove the impetus for the FDA to update the Guide.

Further, even though the FDA Guide was intended as an educational tool, certain insurers have used it to block coverage of methods not included in the Guide. While this is explicitly prohibited by the current HRSA Guidelines, and there has been considerable progress since January 1, 2023, two notable plans continue to flout the law.

To proactively address this conundrum, in 2022 Evofem developed and introduced its own new educational chart that provides high-level information about birth control methods that are currently available to women in the U.S., adding new categories including vaginal pH modulator.

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

daily use — semi-permanent or permanent option

CONTAINS HORMONES

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

*Products are not shown at actual size

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

EVOFEM BIOSCIENCES

This educational tool is intended to facilitate patient-centric contraceptive counseling by focusing first and foremost on whether or not a woman is willing and/or able to take exogenous hormones; for those who are not, hormone-free options including PHEXX are prominently displayed and discussed. We believe the Evofem-developed chart has been well received and has been useful to HCPs and patients alike.

Contraceptive Market Landscape

The modern contraception market was established in 1960 with the introduction of “the pill,” the first oral contraceptive widely available to women in the U.S. Innovation and new product introductions in the women’s reproductive and sexual health care arena have been limited when compared to other therapeutic categories. As shown in the timeline below, there was no notable innovation providing additional options in women’s reproductive health until almost 30 years after the introduction of “the pill,” when pharmaceutical companies introduced the non-hormonal copper IUD and synthetic hormonal products with different delivery systems, including the hormonal IUD, implants, the patch, and vaginal ring.

While several new contraceptive category entrants have been introduced in recent years, Evofem believes PHEXX is the first innovative contraceptive method introduced in the U.S. since NuvaRing in 2001. We do not include Miudella, a new type of copper IUD approved by the FDA in early 2025, because it is not yet commercially available.

U.S. Market

In the U.S. today, commercially available contraceptive options include:

●	Devices designed to prevent pregnancy through physical means, such as condoms and diaphragms.

●	Short-Acting Reversible hormone-based pharmaceutical products, including OCs, vaginal rings, transdermal patches, and intramuscular injections.

●	LARCs, comprised of intrauterine devices (IUDs) – hormonal and a hormone-free copper IUD – and subcutaneous hormonal implants.

●	PHEXX, a prescription vaginal pH modulator that was introduced to the market in September 2020.

While Evofem’s market research has indicated that the hormone-free, on-demand, woman-controlled aspect of PHEXX makes it an attractive option across the entire competitive set, we are focused on the 26.2 million women who fall into three contraceptive use groups in the “U.S. Market by Contraceptive Method” chart above:

1.	The approximately 6.1 million sexually active women use no method of birth control, putting them at risk of unintended pregnancy;

2.	The approximately 9.8 million women in the U.S. who already rely on a form of non-hormonal birth control (e.g., condoms, rhythm, withdrawal); and,

3.	The approximately 10.3 million women in the U.S. who use a short-acting hormonal birth control method.

Combining groups 1 and 2, there are an aggregate 15.912 million women who are not seeking to become pregnant and do not use hormonal contraceptives. We expect that PHEXX will grow both its market share and the prescription birth control market through adoption by women in these two groups.

Additionally, as women’s expectations change throughout their contraceptive journey, we expect PHEXX to compete for market share in two additional categories: Hormonal short-acting reversible contraceptives consisting of oral contraceptive pills, patches, injectables and rings, and Long-Acting Reversible Contraception, comprising IUDs and implants.

12Daniels K and Abma J. Current Contraceptive Status Among Females Ages 15–49: United States, 2022–2023. NCHS Data Brief No. 539. August 2025. Data table for Figure 1, sourced from National Survey of Family Growth (NSFG) 2022–2023. https://www.cdc.gov/nchs/data/databriefs/db539.pdf

1. Short-Acting, Reversible Hormonal Contraceptives (Predominantly Prescription)

Oral contraceptives

OCs, also known as the pill, are the most commonly used form of birth control in the U.S. today. There are two main kinds of hormonal OCs: combination birth control pills, which contain both estrogen and progestin, and the progestin only pill (POP). In 2024 the POP brand Opill (Perrigo) became commercially available OTC. Combination OCs remain prescription products. Use of either kind is associated with a slight increase in the risk of breast cancer. OCs typically must be taken at the same time every day to be the most effective. If the POP is taken more than three hours late (or missed entirely), the user is advised to use supplemental non-hormonal contraception, like PHEXX, for the next two days to prevent unintended pregnancy.

Contraceptive Patch

The weekly contraceptive patch was introduced in 2000 by Johnson & Johnson’s Janssen division; however, deaths resulting from venous thromboembolism due to hormonal exposure had a significant negative impact on the patch and led to label changes restricting utilization.13 Following the loss of exclusivity, Johnson & Johnson’s Janssen division exited women’s health care and contraception as a promotional category. A new branded patch was launched in late 2020 under the brand name Twirla (Agile Therapeutics) and is competing against a generic entrant Xulane (Mylan).

Vaginal Ring

The hormonal vaginal ring was introduced to the market in 2001 by Merck & Co.; generic versions are now available. The ring is used for three weeks and then removed for a week during menses and a new hormonal vaginal ring is inserted. The efficacy of the vaginal ring is similar to hormonal oral contraception. A meta-analysis of 18 studies found that users of the vaginal ring reported more vaginal irritation and discharge than combination pill users, but less nausea, acne, irritability, depression, and emotional changes.14

An annual hormonal vaginal ring was launched in the U.S. in 2020 under the brand name Annovera (Mayne Pharma).

Injectables

The primary injectable hormonal contraceptive on the market is Depo-Provera offered by Pfizer Inc. Each injection provides protection for up to 12 to 14 weeks, but patients must receive injections once every 12 weeks to get optimal contraceptive protection. Depo-Provera was introduced to the market in 1992.

2. Long-Acting Reversible Contraception (Prescription)

LARCs are not dependent on user adherence, which appeals to those who benefit from a passive form of birth control. LARC methods include the Intrauterine Device (IUD) and the Contraceptive Implant.

IUDs

The copper IUD was introduced to the market in 1988 and provides protection by disrupting sperm motility and damaging sperm so that they are prevented from joining with an ovum. Today, the copper IUD is principally marketed by Cooper Surgical, Inc. as Paragard.

A nitinol-frame copper IUD was approved by the FDA in 2025 under the brand name Miudella (Sebella). It is not yet commercially available.

The hormonal IUD is principally offered under the brand names Kyleena, Skyla and Mirena, a family of products from Bayer Pharmaceuticals. All IUDs must be inserted and removed by a physician.

13 Bell J. New Risk Data Added to Contraceptive Patch Label. Family Practice News. 15 Oct. 2006. https://cdn.mdedge.com/files/s3fs-public/issues/articles/74033_main.pdf

14 Lopez et al. Skin patch and vaginal ring versus combined oral contraceptives for contraception. Cochrane Database Syst Rev. 2013 Apr 30;2013(4):CD003552. doi: 10.1002/14651858.CD003552.pub4

Many women have opted against the IUD for 1) fear of a bad insertion experience; a peer-reviewed study published in 2015 found that “all women had a high expectation of pain prior to IUD insertion,”15 and 2) concern over having something in them (i.e. a “foreign body effect”), which has been frequently demonstrated in medical literature16. Among women who opt-in to the insertion procedure, many decide to remove their IUD due to the hormonal and other side effects that they experience.

Implants

The contraception implant must be implanted under the skin and removed by a qualified HCP, requiring a medical procedure. It provides contraception by releasing hormones over a three-year period. The implant is marketed in the U.S. as Nexplanon (Organon).

3. Short-Acting Hormone-Free Methods

As noted in the “US Market by Contraceptive Method” chart above, in the U.S., an estimated 9.8 million women rely on short-acting hormone-free methods for their contraceptive needs.

Hormone-free Prescription Products

These contraceptive devices are applied or worn inside the vagina and used on-demand. They are available by prescription and must be inserted into the vagina prior to each act of intercourse.

Vaginal pH Modulator. The first and only Vaginal pH Modulator - PHEXX - was FDA approved and launched by Evofem in 2020. PHEXX is a hormone-free, prescription contraceptive vaginal gel that women apply 0-60 minutes before intercourse. It is used on-demand, only when needed, and comes in a box of 12 pre-filled applicators. It was evaluated and approved as a stand-alone contraceptive. PHEXX can also be used in conjunction with most other birth control methods to provide additional protection against unintended pregnancy. Supplementing with PHEXX appeals to women who have been placed on drugs like GLP-1s and Paxlovid, which can reduce efficacy of hormonal birth control, and women who need supplemental protection after taking an OC late or missing a day entirely.

Diaphragm. A diaphragm prevents pregnancy by covering the cervix, thus preventing sperm from entering the uterus. Diaphragms must be used with PHEXX or a spermicide to work. Diaphragms come in different sizes, so a doctor will fit the user for one, show her how to insert and remove it, and give her a prescription. FDA approved diaphragms available in the U.S. include Caya®.

Cervical Cap. A cervical cap is made from soft silicone and shaped like a sailor’s hat. It prevents pregnancy by covering the cervix, thus preventing sperm from entering the uterus. Concurrent use of PHEXX or spermicide makes the cervical cap much more effective. The only brand of cervical cap that is FDA approved and available in the U.S. is called FemCap®.

Female Condoms. Female condoms prevent pregnancy by stopping sperm from meeting an egg. The only brand of internal condom that is FDA approved and available in the U.S. is the FC2 Female Condom®.

Over-the-Counter Non-hormonal Products and Methods

Male Condoms. Male condoms also prevent pregnancy by stopping sperm from meeting an egg. Collectively, they are the dominant hormone-free product offering, with estimated domestic sales of approximately $480 million in 2023 (Fortune Business Insights). Approximately 7.1% of women in the U.S. use condoms, either alone, in conjunction with, or interchangeably with other forms of birth control.17 The predominant brands are Trojan (Church & Dwight) and Durex (Reckitt Benckiser).

Spermicides. All spermicides in the U.S. rely on nonoxynol-9 (N-9), a surfactant associated with genital irritation and inflammation that may increase the risk of contracting human immunodeficiency virus (HIV) or other STIs from an infected partner. Spermicides are available in sponges, jelly/creams and foams, and have very limited utilization.

15 Brima et al. A comparison of the expected and actual pain experienced by women during insertion of an intrauterine contraceptive device. Open Access J Contracept. 2015 Feb 16;6:21-26. doi: 10.2147/OAJC.S74624

16 Ferguson et al. Patient Opinions About Foreign Body Contraceptives. Women’s Health Rep (New Rochelle). 2020 Oct 8;1(1):451-458. doi: 10.1089/whr.2020.0048.

17 Daniels K, Abma J. Current Contraceptive Status Among Females Ages 15–49: United States, 2022–2023. NCHS Data Brief Number 539. August 2025. Accessed Jan. 9, 2026, via https://www.cdc.gov/nchs/data/databriefs/db539.pdf

Other Methods. Fertility tracking, withdrawal, and periodic abstinence are among the other non-hormonal methods used by women in the U.S.

Ex-U.S. Markets

The conditions addressed by our products are not unique to the United States; they affect women around the world.

Contraception. According to the United Nations Department of Economic and Social Affairs, nearly 1.1 billion women worldwide desire contraception including “172 million women (who are) are using no method at all, despite their desire to avoid pregnancy, and thus are considered to have an unmet need for family planning.”18 This demand is reflected by the significant market growth projections for non-hormonal birth control. Growth Plus Reports forecasts global sales of non-hormonal contraceptives will increase from $27.7 billion in 2022 to $52.2 billion by 2031.19

Trichomoniasis. Trichomonas vaginalis is the most common non-viral STI, globally. The World Health Organization (WHO) cites an estimated 156 million new cases of T. vaginalis infection among people aged 15–49 years old in 2020 (73.7 million in females, 82.6 million in males).20 Approximately one third of new infections in this age group occur in the WHO African Region, followed by the Region of the Americas.

Bacterial vaginosis. A recent systematic review and meta-analysis reported that the prevalence of BV among women of reproductive age ranges from 23% to 29%, with the following regional prevalence estimates: 23% in Europe and Central Asia; 24% in East Asia and Pacific, Latin America and the Caribbean; 25% in the Middle East and North Africa (MENA) and sub-Saharan Africa; 27% in North America; and 29% in South Asia.21

In markets outside of the U.S., our strategy is to establish regional and/or global partnerships by either sublicensing the commercialization rights or entering into distribution agreements with one or more third parties for the commercialization of PHEXX and/or SOLOSEC in that market. We believe this approach will afford access to women whose lives we aim to positively impact while allowing us to maximize the inherent value of our products for the benefit of all stakeholders.

We licensed commercial rights to PHEXX and SOLOSEC in the Middle East and North Africa (MENA) to Pharma 1 Drug Store, LLC (Pharma 1), an emerging Emirati health care company, in July 2024 and May 2025, respectively. Pharma 1 filed for regulatory approval of PHEXX in the United Arab Emirates (UAE) in June 2025 and of SOLOSEC in the UAE in September 2025.

Manufacturing

We outsource the manufacturing of PHEXX to a third party. We are currently contracted with a leading US-based gel manufacturer to manufacture PHEXX in accordance with all applicable current good manufacturing practices (cGMP) regulations, as well as in compliance with all applicable laws and other relevant regulatory agency requirements for manufacture of pharmaceutical drug products and combination drug-device products. As of December 31, 2025, we estimated that we had manufactured inventory on hand to support approximately three months of anticipated demand for PHEXX. Additional manufacturing of PHEXX is ongoing to support future sales.

We currently sell finished goods inventory that was purchased from the SOLOSEC seller at a pre-defined unit price. We intend to outsource future manufacturing of SOLOSEC to a third party, similar to our handling of PHEXX.

18 United Nations Department of Economic and Social Affairs. World Family Planning 2020. https://www.un.org/development/desa/pd/sites/www.un.org.development.desa.pd/files/files/documents/2020/Sep/unpd_2020_worldfamilyplanning_highlights.pdf

19 Growth Plus Market Reports. Non-Hormonal Birth Control Market by Type (Contraceptive Devices, Sterilization), Gender (Male, Female) – Global Outlook & Forecast 2023-2031. May 5, 2023. https://www.growthplusreports.com/report/nonhormonal-birth-control-market/8914

20 Peebles K et al. High global burden and costs of bacterial vaginosis: a systematic review and meta-analysis. Sex Transm Dis. 2019;46(5):304-11. https://doi.org/10.1097/ OLQ.0000000000000972

 21 World Health Organization. Fact Sheet: Trichomoniasis. 21 November 2025. https://www.who.int/news-room/fact-sheets/detail/trichomoniasis#:~:text=Trichomoniasis%20is%20a%20common%20sexually,the%20Region%20of%20the%20Americas.

Rush License Agreement

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

The Rush Patent would have expired on March 6, 2021 (the Original Expiration Date) if no PTE was obtained. Rush University filed an application for PTE in July 2020, which would extend the expiration date of the Rush Patent to March 6, 2026 if granted. Multiple Orders Granting Interim Extension (OGIEs) were received from the U.S. Patent and Trademark Office (USPTO) while the PTE was under evaluation. The last OGIE expired on March 6, 2025.

Because the USPTO had granted multiple OGIEs to Rush University, between the date of the original PTE application (July 2020) and the final OGIE expiration (March 2025), the Company determined it was probable that the PTE extending the expiration to March 6, 2026 would be granted. Therefore, the Company accrued a total of $2.8 million related to the Rush Royalty as a contingent liability after the Original Expiration Date in accordance with Accounting Standards Codification (ASC) 450, of which $0.9 million was paid in good faith and $1.9 million was unpaid and included in accrued expenses in the consolidated balance sheet as of December 31, 2024.

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

Furthermore, in August 2025 the FDA confirmed that the relevant active ingredient covered by the Rush Patent had previously been used in other FDA-approved products and, as such, no PTE should be granted. On October 28, 2025, the USPTO issued a final decision officially denying the PTE application (the Final PTE Decision). The Final PTE Decision also vacated all Interim Extensions ab initio. Based on the Final PTE Decision, the Company and its legal counsel determined that the Rush Patent expired on the Original Expiration Date and as such it is no longer probable that the Company will be required to pay any expenses related to the Rush Royalty accrued after that date. The Company reversed the outstanding accrued Rush Royalty contingent liability of $1.9 million during the year ended December 31, 2025. Because the gain was material to cost of goods sold, the amount was presented separately on the consolidated statement of operations as a gain on change in accounting estimates on contingent royalty liability.

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

Our vaginal pH modulator (PHEXX) remains protected in the U.S. by four Orange Book-listed patents which are solely-owned by Evofem.

Intellectual Property

We strive to protect the proprietary vaginal pH modulator gel technology both internationally and domestically. We seek and maintain patents intended to cover PHEXX and its methods of use, as well as any other inventions that are commercially important to the development of our business. We endeavor to properly file patent applications for new inventions we believe may have commercial value. We also may rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

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

Related to PHEXX, as of February 28, 2026, we owned or had exclusive license to approximately 35 issued patents and allowed applications in the U.S. and other countries and jurisdictions and had approximately six patent applications pending in the U.S. and other countries and jurisdictions. This includes four U.S. patents which cover PHEXX and its labeled indication that are listed in the Orange Book:

●	U.S. Patent No. 11,992,472: Method of use patent covering contraception using PHEXX

●	U.S. Patent No. 11,337,989: Method of use patent covering contraception using PHEXX

●	U.S. Patent No. 11,439,610: Composition of matter patent covering PHEXX

●	U.S. Patent No. 10,568,855: Method of use patent covering contraception using PHEXX

We solely own several patent families relating to the composition and therapeutic use of our vaginal pH modulator gel, which, upon issue, would expire at the earliest in 2033. We believe that our solely owned non-hormonal contraceptive gel patents and pending patent applications, combined with our substantial know-how in this field, will continue to provide opportunities for us to establish a significant barrier to competitor entry into the market.

Related to SOLOSEC, as of February 28, 2026, we owned or had exclusive license to approximately 20 issued patents and allowed applications in the U.S. and other countries and jurisdictions, and had approximately four patent applications pending in the U.S. and other countries and jurisdictions. This includes eleven U.S. patents which cover SOLOSEC and its labeled indications that are listed in the Orange Book:

●	U.S. Patent No. 12,280,037: Method of use patent covering SOLOSEC for the treatment of trichomoniasis
●	U.S. Patent No. 11,684,607: Composition of matter and method of use patent covering SOLOSEC and use thereof for the treatment of BV
●	U.S. Patent No. 11,602,522: Composition of matter and method of use patent covering SOLOSEC and use thereof for the treatment of trichomoniasis
●	U.S. Patent No. 11,324,721: Method of use patent covering SOLOSEC for the treatment of trichomoniasis
●	U.S. Patent No. 11,020,377: Composition of matter patent covering SOLOSEC for the treatment of BV
●	U.S. Patent No. 11,000,508: Method of use patent covering SOLOSEC for the treatment of trichomoniasis
●	U.S. Patent No. 11,000,507: Method of use patent covering SOLOSEC for the treatment of BV
●	U.S. Patent No. 10,857,133: Composition of matter and method of use patent covering SOLOSEC and use thereof for the treatment of BV
●	U.S. Patent No. 10,849,884: Composition of matter and method of use patent covering SOLOSEC and use thereof for the treatment of BV and trichomoniasis
●	U.S. Patent No. 10,682,338: Method of use patent covering SOLOSEC for the treatment of BV
●	U.S. Patent No. 10,335,390: Method of use patent covering SOLOSEC for the treatment of BV

In addition to patents, we rely, and expect to rely, on trade secrets and know-how to develop and maintain our competitive positions. For example, certain aspects of the composition, manufacturing, and use of PHEXX and SOLOSEC are protected by unpatented trade secrets and know-how. Although trade secrets and know-how can be difficult to protect, we seek to protect our proprietary technology and processes, in part, through confidentiality agreements with our employees, consultants, scientific advisors, collaborators, and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached and we may not have adequate remedies for these incidents. In addition, our trade secrets and know-how may otherwise become known or may be independently discovered by competitors. To the extent our consultants, contractors or collaborators use intellectual property owned by third parties in their work for us, disputes may arise as to the rights in related or resulting intellectual property, including trade secret, know-how and inventions.

Trademark Basics and Strategy

We own or have rights to various trademarks, copyrights and trade names used in our business, including EVOFEM, PHEXX, SOLOSEC and FEMIDENCE. All of our logos and trademarks appearing in this Annual Report are the property of Evofem Biosciences, Inc. All other third-party trademarks appearing in this Annual Report are the property of their respective holders. Our use or display of other parties’ trademarks, trade dress, or products in this Annual Report is not intended to, and does not, imply a relationship with, or endorsement or sponsorship of us, by the trademark, trade dress, or product owner.

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

FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. The manufacturing facilities for any of our products must meet cGMP requirements and satisfy the FDA or comparable foreign regulatory authorities’ satisfaction before it is approved and can be manufactured. Evofem relies, and expects to continue to rely, on third parties for the production of commercial quantities of PHEXX and SOLOSEC in accordance with cGMPs. These manufacturers must also comply with cGMPs that require, among other things, quality control and quality assurance, the maintenance of records and documentation, and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved drugs or combination products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. The discovery of violative conditions, including failure to conform to cGMPs, could result in enforcement actions, and the discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved NDA, including recall.

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

Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. The Orange Book listing for the PHEXX vaginal gel NDA includes five patents covering the product’s composition of matter and its method of use in prevention of pregnancy. The Orange Book listing for the SOLOSEC NDA includes ten patents covering the product’s composition of matter and its methods of use in treatment of BV, trichomoniasis and sexually transmitted infection. Except for patents covering methods of use for which the follow-on applicant is not seeking approval, the applicant is required to certify to the FDA concerning any patents listed in the Orange Book for the RLD, when an ANDA applicant submits its application to the FDA. To the extent the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, such an applicant is also required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would.

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

The three-year new product exclusivity for the PHEXX NDA expired on May 22, 2023. The product’s intellectual property currently includes four U.S. patents which cover PHEXX and its labeled indication that are listed in the Orange Book; these patents are expected to protect PHEXX into 2033.

SOLOSEC’s intellectual property includes eleven U.S. patents which cover the product and its labeled indication that are listed in the Orange Book; these patents are expected to protect SOLOSEC into 2041. SOLOSEC is also protected by NCE-GAIN Exclusivity until September 15, 2027.

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

We are assessing the optimal regulatory legal basis for the PHEXX and SOLOSEC MAAs in the EU and the UK. As in the U.S., medicinal products can be marketed in the EU only if a marketing authorization from the competent regulatory agencies has been obtained. Similar to the U.S., the various phases of preclinical and clinical research in the EU are subject to significant regulatory controls.

Pursuant to the European Clinical Trials Directive, a system for the approval of clinical trials in the EU has been implemented through national legislation of the member states. Under this system, an applicant must obtain approval from the competent national authority of an EU member state in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial after a competent ethics committee has issued a favorable opinion. Since January 31, 2022, clinical trial applications must be accompanied by an investigational medicinal product dossier with supporting information prescribed by the Clinical Trials Regulation, Regulation EU No 536/2014 (Clinical Trials Regulation) and corresponding national laws of the member states and further detailed in applicable guidance documents.

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

To obtain marketing approval of a drug in the EU, an applicant must submit an MAA either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all EU member states, Iceland, Lichtenstein, and Norway. The centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy products (such as gene-therapy, somatic cell-therapy or tissue-engineered medicines) and products with a new active substance indicated for the treatment of certain diseases. For products with a new active substance indicated for the treatment of certain diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee for Medicinal Products for Human Use (CHMP). Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding stop-clocks.

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

In the EU, only products for which marketing authorizations have been granted may be promoted. A marketing authorization is valid for five years in principle and the marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing member state. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety, and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal. Any authorization which is not followed by the actual placing of the drug on the EU market (in case of centralized procedure) or on the market of the authorizing member state within three years after authorization ceases to be valid (the so-called sunset clause). Even if authorized to be marketed in the EU, prescription-only medicines may only be promoted to health care professionals, not the general public. All promotion should be in accordance with the particulars listed in the summary of product characteristics. Promotional materials must also comply with various laws, and codes of conduct developed by pharmaceutical industry bodies in the EU which govern (among other things) the training of sales staff, promotional claims and their justification, comparative advertising, misleading advertising, endorsements, and (where permitted) advertising to the general public. Failure to comply with these requirements could lead to the imposition of penalties by the competent authorities of the EU member states. The penalties could include warnings, orders to discontinue the promotion of the drug product, seizure of promotional materials, fines, and possible imprisonment.

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

Rest of the World Regulation

For other countries outside of the EU and the U.S., including as countries in the GCC, Eastern Europe, Latin America, Asia, and Africa, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from jurisdiction to jurisdiction. Additionally, the clinical trials must be conducted in accordance with cGCP requirements and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

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

Anti-Kickback Statute – the Federal Anti-Kickback Statute, among other things, prohibits persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federally funded health care programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate the statute in order to have committed a violation. In addition, the government may assert that a claim that includes items or services resulting from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

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

In addition, in most foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of PHEXX or SOLOSEC to currently available therapies (so called health technology assessment) in order to obtain reimbursement or pricing approval. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of Evofem’s approved drug products. Historically, products launched in the EU do not follow price structures of the U.S. and generally prices tend to be significantly lower.

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

Employees

As of February 28, 2026, we had a total of 29 full-time employees. We also engage consultants and contract workers on an as-needed basis. We believe that relations with our employees and consultants are good.

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

Risks Related to Our Financial Condition and Capital Requirements

●	We are currently over 90 days past due on a significant amount of vendor obligations. We may not be able to refinance, extend or repay our substantial indebtedness owed to our secured and unsecured lenders, which would have a material adverse effect on our financial condition and ability to continue as a going concern.
●	Our audited consolidated financial statements include a statement that there is a substantial doubt about our ability to continue as a going concern.
●	We have incurred significant losses and negative cash flows since our inception and anticipate we will continue to incur significant losses and negative cash flow for the foreseeable future. We may never be profitable and our operating results may differ from any guidance we may announce.
●	We must raise significant additional funds to finance our operations and to remain a going concern. If we are unable to raise additional capital when needed or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our business initiatives.
●	We are solely focused in women’s health and may be unfavorably impacted by weak investor sentiment and a lack of interest in the category. Our ability to access capital and to advance our candidates could be adversely impacted.
●	We have certain obligations pursuant to our issued and outstanding senior secured notes, promissory notes, convertible notes and related note purchase agreements, and our failure to comply with these obligations could have a material adverse effect on our business, intellectual property, financial condition, or results of operations.
●	We have a limited number of shares of Common Stock available for future issuance which could adversely affect our ability to raise capital or consummate strategic transactions.
●	Use of net operating loss carryforwards may be limited and U.S. federal income tax reform could adversely affect us.

Risks Related to Potential Bankruptcy

●	We are subject to risks and uncertainties associated with potential bankruptcy proceedings including a long and protracted restructuring, from which our business could suffer.
●	As of December 31, 2025, we have negative stockholders’ equity. If we are unable to raise additional capital, or otherwise become unable to satisfy our obligations as they become due, we may become insolvent and face the risk of bankruptcy.
●	Our financial results may be volatile and may not reflect historical trends.

Risks Related to Commercialization of PHEXX, SOLOSEC, and Any Other Approved Products

●	Our success will depend heavily on whether we can successfully commercialize PHEXX for prevention of pregnancy, and SOLOSEC, for the treatment of bacterial vaginosis (BV) and trichomoniasis (Trich).
●	If we are unable to maintain effective internal sales and marketing capabilities, or to enter into agreements with third parties to market and sell our products, our ability to continue to successfully commercialize our products and generate revenue would be adversely affected.
●	Our use of social media platforms to market and promote our prescription products, presents risks and operational challenges.
●	We face competition from other medical device, biotechnology, and biopharmaceutical companies and our operating results will suffer if we are unable to compete effectively.
●	PHEXX, SOLOSEC, and any other approved products we promote may not gain sufficient market acceptance among physicians, patients or the medical community, thereby limiting our potential to generate revenue, which will undermine our future growth prospects.
●	The telehealth market continues to develop. If the telehealth industry encounters negative publicity over privacy issues, fails to engage sufficient numbers of providers, or if limitations on reimbursement or new state law regulatory requirements impede our ability to implement our telehealth strategy, the growth of our business may be harmed.
●	The success of PHEXX will depend on the availability of competitive products and women’s preferences.
●	The commercial success of PHEXX, SOLOSEC and/or any future products we promote will depend in significant measure on the label claims that the FDA or other regulatory authorities approve for those products.
●	The FDA and other regulatory agencies actively enforce laws and regulations prohibiting the promotion of off-label uses for prescription drugs and medical devices. If we are found or alleged to have improperly promoted our commercial product for off-label uses, we may become subject to significant liability.
●	If we suffer negative publicity concerning the safety or efficacy of our products, our reputation and the commercialization of such products could be harmed.
●	We rely, and expect to continue to rely, on market research conducted internally to evaluate the potential commercial acceptance of PHEXX for the prevention of pregnancy.
●	There can be no assurance on the accuracy or completeness of certain facts, forecasts and other statistics obtained from various government publications, market data providers and other independent third-party sources, including industry expert reports, contained in this Annual Report or other statements we may make from time to time.
●	The proportion of the contraceptive market that is made up of generic products continues to increase, making the introduction of a branded contraceptive difficult and expensive.
●	Even though we have received approval from the FDA in the U.S. to market PHEXX for the prevention of pregnancy, and, as Femidence, by the National Agency for Food and Drug Administration and Control of Nigeria, and to market SOLOSEC for the treatment of BV and Trich, we may fail to receive similar approvals in other territories outside the U.S.

Risks Related to Our Post-Marketing Legal and Regulatory Compliance

●	Even though we have obtained FDA approval for PHEXX for prevention of pregnancy and of SOLOSEC for the treatment of BV and Trich, we remain subject to ongoing regulatory requirements.
●	Developments after a product reaches the market may adversely affect sales of the product.

●	Product liability lawsuits against us could cause us to incur substantial liabilities and limit commercialization of our Products.
●	If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on our business, financial condition or results of operations.
●	The FDA and other regulatory agencies actively enforce the laws and regulations relating to the promotion of our products.

Risks Related to Our Intellectual Property

●	ThereapeuticsMD may take adverse action against the Company and its use of the PHEXX mark.
●	If we are unable to obtain and maintain patent protection for PHEXX or SOLOSEC, or if the scope of the patent protection we have or will obtain is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to our products and technology, and our ability to successfully commercialize PHEXX and/or SOLOSEC may be adversely affected.
●	We may not be able to protect our intellectual property and proprietary rights throughout the world.
●	Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
●	Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.
●	Issued patents covering PHEXX or SOLOSEC could be found invalid or unenforceable if challenged in court or before administrative bodies in the U.S. or abroad.
●	An Event of Default under the secured notes issued pursuant to the Baker Bros. Purchase Agreement, as amended, could allow the secured creditor to take possession of all assets owned by us, including any directly owned intellectual property pertaining to PHEXX.
●	The Company received two Notice of Defaults from their largest creditor, Future Pak, LLC, alleging a number of Events of Default, accelerating the Principal due and payable and declaring the termination of the existing Forbearance Agreement.
●	We may be subject to claims challenging the inventorship of our patents and other intellectual property.
●	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
●	We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.
●	We may be at risk that our former employees may wrongfully use or disclose our trade secrets.
●	We may be subject to claims that our employees, consultants, or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.
●	Third-party claims of intellectual property infringement induced intellectual property infringement, misappropriation or other violation against us or our collaborators may prevent or delay the commercialization of our product.
●	In the ordinary course of business, we have been and again may become involved in lawsuits to protect or enforce our patents and other intellectual property rights, which could be expensive, time consuming, and unsuccessful.
●	If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.
●	Intellectual property rights do not necessarily address all potential threats.

Risks Related to Our Reliance on Third Parties

●	Our success relies on third-party suppliers and two contract manufacturers.
●	We have no significant internal distribution capabilities.
●	We rely on third parties for the delivery of telehealth services through the PHEXX telehealth platform.
●	If we are unable to enter into or maintain strategic relationships or collaborations with respect to PHEXX for the prevention of pregnancy, or if we are unable to realize the potential benefits from such collaborations, our business, financial condition, commercialization prospects and results of operations may be materially adversely affected.
●	We enter into various contracts in the normal course of our business in which we indemnify the other party to the contract. In the event we must perform under these indemnification provisions, it could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Commercialization of Health Care Products

●	Our products may face follow-on competition sooner than anticipated.
●	Changes in health care laws and regulations may eliminate current requirements for health insurance plans to cover and reimburse FDA-cleared or FDA-approved contraceptive products without cost sharing, which could reduce demand for products such as PHEXX.
●	Despite FDA-approval for our products and even if we are successful in obtaining additional products to commercialize in the U.S., revenues may be adversely affected if our products do not obtain coverage and adequate reimbursement from third-party payers in the U.S.
●	The pharmaceutical and medical device industries are highly regulated and subject to various fraud and abuse, data privacy, transparency, and other health care laws, including, without limitation, the U.S. Federal Anti-Kickback Statute, the U.S. Federal False Claims Act and the FCPA.
●	Health care legislative reform measures may have a negative impact on our business and results of operations.

Risks Related to Our Business Operations

●	As we mature and expand our sales and marketing infrastructure, we will need to expand the size of our organization. If we experience difficulties in managing this growth or are unable to attract and retain management and other key personnel, we may be unable to successfully commercialize our products or otherwise implement our business plan.
●	Our current or future employees, principal investigators, consultants and commercial partners may engage in misconduct or other improper activities, including non-compliance with legal requirements or regulatory standards.
●	We may be vulnerable to disruption, damage and financial obligations as a result of information technology system failures, cybersecurity breaches, loss of data or other disruptions that could compromise our proprietary information or other sensitive information.
●	We expect to continue to incur increased costs as a result of operating as a public company and our management will be required to devote substantial time to compliance initiatives and corporate governance practices.
●	The inability to attract and retain qualified key management personnel would impair our ability to implement our business plan.
●	In connection with the departure of key personnel, we may be subject to certain separation payments, legal actions or other claims.
●	We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws, and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations which can harm our business.
●	We or the third parties upon whom we depend may be adversely affected by earthquakes, medical epidemics or pandemics, or other natural disasters including wildfires. These natural disasters may be exacerbated by the effects of climate change.

Risks Related to Our Common and Preferred Stock

●	There can be no assurance that we will be able to comply with the continued listing standards of OTCID.
●	Our stock price is and may continue to be volatile.
●	There may not be an active, liquid trading market for our equity securities.
●	Because our Common Stock is subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our Common Stock, which adversely affects its liquidity and market price.
●	We may need to increase in our authorized capital, effectuate a reverse split or obtain effective waivers from derivative securityholders.
●	Our Common Stock could be further diluted as the result of the issuance of additional shares of Common Stock, convertible securities, warrants or options.
●	A significant portion of our total outstanding shares of Common Stock may be sold into the public market at any time, which could cause the market price of our Common Stock to drop significantly, even if our business is performing well.
●	We are and may continue to be subject to short-selling strategies.
●	We identified material weaknesses in our internal controls over financial reporting as of December 31, 2025 and 2024 and these or other material weaknesses could continue to materially impair our ability to report accurate financial information in a timely manner.
●	We are a “smaller reporting company”, and the reduced disclosure requirements applicable to smaller reporting companies may make our Common Stock less attractive to investors.
●	We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future; capital appreciation, if any, will be your sole source of gain as a holder of our Common Stock.
●	Provisions in our amended and restated certificate of incorporation, our bylaws or Delaware law might discourage, delay or prevent a change in control of the Company or changes in our management and, therefore, depress the trading price of our Common Stock.
●	Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.
●	Our business could be negatively affected as a result of the actions of activist stockholders.
●	We may become a defendant in one or more stockholder derivative or class-action litigation(s), and any such future lawsuit(s) may adversely affect our business, financial condition, results of operations and cash flows.

Risks Related to Our Financial Condition and Capital Requirements

We are currently over 90 days past due on a significant amount of vendor obligations. We may not be able to refinance, extend or repay our substantial indebtedness owed to our secured and unsecured lenders, which would have a material adverse effect on our financial condition and ability to continue as a going concern.

As of February 28, 2026, we had approximately $12.7 million in accounts payable with approximately $10.4 million that is over 90 days past due. If we are unable to repay these amounts, as well as our existing debt obligations at maturity, and we are otherwise unable to extend the maturity dates or refinance these obligations, we will be in default. We cannot provide any assurances that we will be able to raise the necessary amount of capital to repay these obligations or that we will be able to extend the maturity dates or otherwise refinance these obligations. Upon a default, our secured lenders would have the right to exercise their rights and remedies to collect, which would include foreclosing on our assets. Accordingly, a default would have a material adverse effect on our business, and we would likely be forced to seek bankruptcy protection.

Our audited consolidated financial statements include a statement that there is a substantial doubt about our ability to continue as a going concern and a continuation of negative financial trends could result in our inability to continue as a going concern.

Our management has determined that there is substantial doubt about our ability to continue as a going concern over the next 12 months from the filing date of March 11, 2026. Our independent auditors have included a “going concern” explanatory paragraph in their report on our consolidated financial statements as of and for the year ended December 31, 2025 as filed in this Annual Report on Form 10-K. The reaction of investors to the inclusion of a going concern statement by our independent auditors, and our potential inability to continue as a going concern, could materially adversely affect the price of our Common Stock.

Additionally, if our operating results fail to improve, we could violate additional debt covenants, our liquidity could be further adversely impacted, and we may need to seek additional sources of funding. There is no assurance that we will be able to raise additional capital to fund our operations or that debt or equity financings will be available in sufficient amounts or on acceptable terms. If our operating results fail to improve, then our financial condition could render us unable to continue as a going concern.

We have incurred significant losses and negative cash flows since our inception and anticipate we will continue to incur significant losses and negative cash flow for the foreseeable future.

We have incurred yearly losses and negative cash flows since our inception, other than net income of $0.4 million (excluding deemed dividends) for the year ended December 31, 2025, primarily attributable to a non-cash gain on change in accounting estimates on contingent royalty liability and settlement of a portion of its trade payables with vendors, and net income of $53.0 million (excluding deemed dividends) for the year ended December 31, 2023, which was primarily attributable to a non-cash gain on debt extinguishment. As of December 31, 2025, we had an accumulated deficit of $897.4 million. Negative cash flows from our operations are expected to continue for the foreseeable future. To date, we have devoted substantially all our financial resources to the development and commercialization of PHEXX for hormone-free contraception, to clinical trials investigating the potential utility of PHEXX for the prevention of chlamydia and gonorrhea, and development of our other product candidates, as well as providing general and administrative support for our operations. Our utilization of cash has historically been highly dependent on these development programs and the commercialization of PHEXX in the U.S. In October 2022, we discontinued our clinical programs to allocate capital to fund our continued commercialization efforts. Our cash expenses will also continue to be dependent on the terms and conditions of our contracts with service providers and any license partners.

To date, we have financed our operations primarily through the sale of equity securities, promissory notes, warrants, convertible notes, convertible preferred stock and through other debt arrangements. The amount of our future net losses will depend, in large part, on our ability to generate revenue from the sale of PHEXX and SOLOSEC, the rate of our future expenditures and our ability to obtain additional funding through equity or debt financings, strategic collaborations or grants which may be particularly challenging or impossible in light of market conditions. The commercialization and development of biopharmaceutical products involves a substantial degree of risk.

We expect to continue to incur significant operating expenses and to continue to incur significant losses for the foreseeable future as we:

●	incur sales, marketing, and distribution costs to commercialize PHEXX and SOLOSEC;
●	incur costs associated with the commercial manufacturing of PHEXX and SOLOSEC;
●	implement post-approval changes and process improvements to manufacturing;
●	seek regulatory and marketing approvals for PHEXX and/or SOLOSEC outside the US;
●	seek reimbursement for PHEXX, SOLOSEC, or any product(s) we may commercialize in the future
●	continue our efforts to identify, assess, acquire, and/or commercialize other products;
●	make milestone, royalty or other payments under third-party license agreements;
●	make payments related to debt agreements;
●	seek to maintain, protect, and expand our intellectual property portfolio; and
●	seek to attract and retain skilled personnel.

The net losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

Due to the recurring losses, negative cash flows from operating activities since inception, and a net working deficit at December 31, 2025, the report of our independent registered public accountant on our consolidated financial statements as of and for the year ended December 31, 2025 filed with this Annual Report on Form 10-K for the year ended December 31, 2025 includes explanatory language describing the existence of substantial doubt about our ability to continue as a going concern. In addition, our management has further determined that there is a substantial doubt about our ability to continue as a going concern over the next 12 months from the filing date of March 11, 2026.

We may never be profitable. Our operating results may differ from any guidance we may announce.

Our current business is substantially dependent on the commercial success of PHEXX, and to a lesser extent, SOLOSEC. The commercial launch of PHEXX took place on September 8, 2020, and although we have generated revenue from sales of PHEXX, we may never achieve or sustain profitability, even with the addition of revenue from SOLOSEC since we acquired global rights to the product in July 2024. Our ability to generate revenue and achieve and sustain profitability depends on our ability, alone or with strategic collaborators, to successfully commercialize PHEXX and SOLOSEC and, to a lesser extent, any future products we may license, acquire, or otherwise commercialize. Our ability to generate future revenue from product sales depends heavily on our success in many areas, including, but not limited to:

●	the rate and degree of market acceptance for PHEXX, SOLOSEC and any other products in our commercial portfolio;
●	the effectiveness of our commercialization strategies, either directly or with distribution partners, including the effectiveness of our sales force, the PHEXX telehealth platform, media and digital campaigns, and contracted tele-sales vendor;
●	reimbursement and pricing for PHEXX, SOLOSEC and any other approved products in our commercial portfolio in amounts that support profitability;
●	successfully competing against other products;
●	manufacturing PHEXX and SOLOSEC and establishing and maintaining supply and manufacturing relationships with third parties that are commercially feasible, as well as complying with applicable regulatory requirements and meeting our supply needs in sufficient quantities to meet market demand for our products;
●	obtaining and maintaining regulatory approval of PHEXX (Femidence) and/or SOLOSEC in territories outside of the U.S.;
●	protecting, maintaining and enforcing our intellectual property rights, including patents, trade secrets and know-how;
●	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter; and
●	attracting, hiring and retaining qualified personnel.

From time to time, we may provide guidance as to our anticipated future performance and certain unit shipment information, prescription and prescriber statistics, website and search statistics and other metrics. We may fail to achieve the performance described in any such guidance, and any information or metrics we may provide, may be not be indicative of future results. In addition, we provide co-pay assistance to commercially insured patients with an approved PHEXX or SOLOSEC prescription and utilize a sample program to promote demand for our products. While the co-pay program reduces the amount of profit we realize per unit sold, it is a value-add program to patients that we aim to continue in 2026. Because of the expense to run the program, we will look to modify the business rules surrounding the co-pay program in the future, particularly as payers increasingly cover PHEXX at $0 co-pay to comply with HRSA guidelines; compliance was mandated beginning January 1, 2023 and enforcement action is anticipated. If we are not able to generate sufficient net sales of our products, the net sales of our products are not sufficiently profitable, we fail to meet our guidance, or our information or metrics is not indicative of our future results of operations, this could materially and adversely affect our business results of operations, the price of our Common Stock, our financial condition and our ability to raise additional capital.

We will need to raise significant additional funds to finance our operations, including the commercialization of PHEXX and SOLOSEC, and to remain a going concern. If we are unable to raise additional capital when needed or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our business initiatives or to cease our operations entirely.

We have incurred significant losses and negative cash flows since our inception and have approximately $10.4 million in over 90 days past due payables as of February 28, 2026. We believe our existing capital resources as of the filing of this Annual Report are sufficient to fund our planned operations for a limited period, likely not past the first half of 2026. Our ability to raise additional funds will depend, in part, on our ability to successfully commercialize PHEXX and SOLOSEC (collectively our Products) in the U.S. If we are unsuccessful in these efforts, it may make any necessary debt, equity or alternative financing more difficult, more costly and more dilutive. Attempting to secure additional financings will divert our management team from our day-to-day activities, which may adversely affect our ability to commercialize our Products. In addition, we cannot guarantee that future financing(s) will be available in sufficient amounts or on terms acceptable to us, if at all. Furthermore, the global credit and financial markets have experienced extreme volatility and disruptions in recent history, particularly for life science companies. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing(s) more difficult, more costly and more dilutive. If we are unable to raise additional funds when needed or on acceptable terms, we may be unable to continue commercializing our products. In addition, we may be required to delay, scale back or eliminate some or all of our business initiatives or be forced to cease operations entirely. To the extent we raise additional capital through the sale of equity, convertible debt or other securities convertible into equity, the ownership interest of our stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Future debt financings, if available at all, would likely involve agreements with additional covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, making additional product acquisitions, or declaring dividends. If we raise additional funds through strategic collaborations, alternative non-dilutive financing, such as royalty-based financing, or licensing arrangements with third parties, we may have to relinquish valuable rights to our products, or future revenue streams or grant licenses on terms that are not favorable to us.

We are solely focused in women’s health and may be unfavorably impacted by weak investor sentiment and a lack of interest in the category. Our ability to access capital and to advance our candidates could be adversely impacted.

Women’s health has historically been an underfunded sector. Recently, a number of public companies focused in women’s health have failed to achieve expected commercial success and struggled to access sufficient capital. We are solely focused in women’s health, and primarily in the areas of contraception, vaginal health, reproductive health, and sexual health. The sector has historically been underfunded, with only about one percent of healthcare research and innovation in the U.S. invested in female-specific conditions beyond oncology according to market research22. The failure of the women’s health sector to receive consistent and committed investment fuels investor sentiment that market opportunities for new products in women’s health are limited. Our stock price and our ability to access additional capital on acceptable terms when needed may be adversely impacted by unfavorable investor perception of market opportunities for women’s health products, and our business, operating results, financial condition, and prospects could suffer.

We have certain obligations pursuant to our issued and outstanding senior secured notes, promissory notes, convertible notes and related note purchase agreements, and our failure to comply with these obligations could have a material adverse effect on our business, intellectual property, financial condition, or results of operations.

In April 2020, we entered into a Securities Purchase and Security Agreement (the Baker Bros. Purchase Agreement) with certain institutional investors and their designated agent pursuant to which we issued and sold secured convertible promissory notes in an aggregate principal amount of $25.0 million and warrants to purchase shares of our Common Stock. The Baker Bros. Purchase Agreement, which is secured by substantially all of our assets, was amended from time to time as disclosed herein. On July 23, 2024, Baker Bros. assigned the Baker Notes to Future Pak, LLC (the Assignee) (the July 2024 Assignment). The terms of the Baker Notes were not changed in connection with the assignment from Baker to the Assignee.

22 Evaluate Pharma (2025). Kearney analysis. https://www.evaluate.com/ as cited in the World Economic Forum white paper Prescription for Change: Policy Recommendations for Women’s Health Research (May 2025). https://reports.weforum.org/docs/WEF_Prescription_for_Change_2025.pdf

On September 27, 2024, Assignee, as agent for the purchasers (in such capacity, the Designated Agent) provided a Notice of Event of Default and Reservation of Rights (the September 2024 Notice of Default) relating to the Baker Bros. Purchase Agreement. The September 2024 Notice of Default claims that by entering into arrangements to repay certain existing obligations, including obligations owed to the U.S. Department of Health and Human Services (HHS), an Event of Default has occurred under Section 9.1(e) of the Baker Bros. Purchase Agreement. According to the September 2024 Notice of Default, the Designated Agent accelerated repayment of the outstanding principal balance owed by the Company under the Baker Bros. Purchase Agreement. The Designated Agent provided two additional notices asserting additional events of default under the relevant governing documents.

The Company disputes the allegations and intends to contest any attempt by the Designated Agent and the purchasers to exercise their default rights and remedies under the Baker Bros. Purchase Agreement, however there can be no assurances that we will prevail. If the notes under the Baker Bros. Purchase Agreement are deemed to be in default and accelerated, we could be required to repay amounts that exceed our available liquidity. Our debt agreements, including but not limited to the Baker Bros. Purchase Agreement, convertible notes other instruments contain covenants that restrict our ability to incur additional indebtedness, engage in certain transactions, and take other corporate actions. A default under one agreement may trigger cross-default provisions under other agreements. If we are unable to cure any default or obtain waivers, our secured lenders may exercise remedies, including foreclosure on substantially all of our assets. Certain provisions of the notes provide for redemption premiums and other enhanced remedies upon default.

Any acceleration of our indebtedness, enforcement of remedies by creditors, or inability to refinance or restructure our obligations could materially adversely affect our business, financial condition, results of operations, and may force us to seek protection under applicable bankruptcy laws. In such event, holders of our Common Stock could lose all or substantially all of their investment.

We have a limited number of shares of Common Stock available for future issuance which could adversely affect our ability to raise capital or consummate strategic transactions.

We are currently authorized to issue 3,000,000,000 shares of Common Stock under our amended and restated certificate of incorporation. As of February 28, 2026, we have issued 126,685,925 shares of Common Stock and 1,395,303,768 shares of Common Stock were committed for issuance giving effect to the assumed exercise of all outstanding warrants, options, purchase rights and the assumed conversion of all issued and outstanding convertible notes after accounting for the security holders who have waived the requirement for shares to be reserved for conversion of their instruments. Certain outstanding convertible securities contain price adjustment provisions that may result in the issuance of additional shares if we complete future financings at prices below the applicable conversion or exercise price. As a result, the number of authorized but unissued shares of Common Stock available for future issuance may be insufficient to support additional equity financings or strategic transactions without first obtaining stockholder approval to increase the number of authorized shares. There can be no assurance that stockholders would approve such an amendment to our certificate of incorporation. If we are unable to increase our authorized share capital when needed, our ability to raise capital, refinance indebtedness, or consummate a merger or other strategic transaction could be materially adversely affected.

Use of net operating loss carryforwards may be limited and U.S. federal income tax reform could adversely affect us.

Our ability to utilize our net operating loss (NOL) carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes. Corresponding rules may apply under state tax laws. Even if there is no limitation on utilization of our NOL carryforwards as the result of an ownership change, the utilization of NOL carryforwards may be limited by other applicable laws. Pursuant to the Tax Cuts and Jobs Act passed in December 2017, carryforwards originating from a loss incurred in a year after 2017 are limited and may reduce taxable income in any post-2020 year by no more than 80% of the pre-NOL taxable income in such year. The Coronavirus Aid, Relief and Economic Security Act (the CARES Act) temporarily suspended this 80% taxable income limitation, allowing an NOL carryforward to fully offset taxable income in tax years beginning before January 1, 2021. Additional legislation or regulation which could affect our tax burden could be enacted by any governmental authority. We cannot predict the timing or extent of such tax-related developments which could have a negative impact on our financial results, including a potential increase in federal corporate tax rates generally. We cannot estimate how the changes in tax law from this legislation will affect our tax liability in future years, but we have recorded a valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits from those assets. We have established a full valuation allowance for our deferred tax assets due to uncertainties as to their utilization. While we use our best judgment in attempting to quantify and reserve for our tax obligations, there is no guarantee that our estimates are accurate. A challenge by a taxing authority, our ability to utilize tax benefits such as carryforwards or tax credits, or a deviation from other tax-related assumptions may cause actual results to deviate from previous estimates.

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

If we were to seek bankruptcy protection, our operations and ability to develop and execute our business plan, our financial condition, our liquidity, and our continuation as a going concern, are subject to risks and uncertainties associated potential or actual bankruptcy. Bankruptcy proceedings are complex, costly, and time-consuming and may disrupt our business. In such proceedings, holders of secured and unsecured indebtedness would have priority over holders of our Common Stock and other equity securities. As a result, equity holders could lose all or substantially all of their investment. The commencement of bankruptcy proceedings could adversely affect our relationships with suppliers, service providers, customers, employees, and other third parties, and could limit our ability to operate our business in the ordinary course. In addition, trading prices for our securities may be highly volatile and may bear little or no relationship to the actual recovery, if any, realized by security holders in a bankruptcy proceeding.

As of December 31, 2025, we have negative stockholders’ equity. If we are unable to raise additional capital, or otherwise become unable to satisfy our obligations as they become due, we may become insolvent and face the risk of bankruptcy.

Since inception, we have incurred significant operating losses. As of December 31, 2025, we had a working capital deficit of $69.5 million and an accumulated deficit of $897.4 million. We have financed our operations to date primarily through the issuance of preferred stock, Common Stock and warrants, cash received from private placement transactions, the issuance of convertible notes and, to a lesser extent, product sales. Accordingly, if we are unable to raise additional capital, or if we otherwise become unable to satisfy our obligations as they become due, we may become insolvent and face the risk of bankruptcy and other adverse action by our existing and future creditors.

Further, we may currently, or in the future, be operating in the “zone of insolvency” as described under Delaware law, which is our jurisdiction of incorporation. Generally, a corporation’s directors owe a fiduciary duty to the corporation’s shareholders and not to its creditors. However, when a corporation is operating in the “zone of insolvency,” some courts have concluded that the fiduciary duty of directors may shift to include creditors. Delaware courts have taken the position that directors of a corporation operating in the zone of insolvency continue to owe a fiduciary duty to the corporation’s stockholders but also owe such duty to its creditors. Accordingly, our management and directors may be required to consider their duties with regard to both stockholders and creditors in their decision making processes.

Our businesses could suffer from a long and protracted restructuring.

Our future results could be dependent upon the successful confirmation and implementation of a bankruptcy plan or other alternative restructuring transaction, including a sale of all or substantially all of our assets. A long period of operations under Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. Failure to obtain confirmation of a plan or approval and consummation of an alternative restructuring transaction in a timely manner may harm our ability to obtain financing to fund our operations, and there is a significant risk that the value of our securities and assets would be substantially eroded to the detriment of all stakeholders. If a plan that complies with the applicable provisions of the Bankruptcy Code cannot be agreed upon, it is possible that we would have to liquidate our assets, in which case it is likely that holders of claims would receive substantially less favorable treatment than they would receive if we were to emerge as a viable, reorganized entity.

If filed, as long as bankruptcy proceedings continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the bankruptcy proceedings. Such proceedings may also require us to seek debtor-in-possession financing to fund operations. If we are unable to obtain such financing on favorable terms or at all, our chances of successfully reorganizing our business may be seriously jeopardized, the likelihood that we instead will be required to liquidate our assets may be enhanced, and, as a result, any securities in us could become further devalued or become worthless.

In the event we decide to initiate bankruptcy proceedings, there can be no assurance that we will successfully reorganize and emerge from Chapter 11 proceedings or, if we do successfully reorganize, as to when we would emerge from bankruptcy proceedings. Even after a bankruptcy plan is confirmed and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders, suppliers, and other counterparties to do business with a company that recently emerged from bankruptcy proceedings.

In certain instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code.

We have not filed for bankruptcy and therefore have not yet decided upon Chapter 11 or Chapter 7. However, should we choose to pursue Chapter 11, upon a showing of cause, the Bankruptcy Court may convert our Chapter 11 case to a case under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under Chapter 7 could possibly result in significantly smaller distributions being made to our creditors because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

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

If we were to seek protection under applicable bankruptcy laws, our financial results could become significantly more volatile. Bankruptcy proceedings could result in asset impairments, restructuring charges, asset dispositions, contract terminations and rejections, and/or claims assessments, which may significantly impact our consolidated financial statements. In such circumstances, our historical financial performance would not be indicative of future results.

In addition, if we were to emerge from a bankruptcy proceeding, our capital structure, operating plans, and financial reporting could change materially. We may be required to adopt fresh start accounting, which could result in our assets and liabilities being recorded at fair value as of the emergence date, and our financial statements after emergence could differ significantly from our historical financial statements.

Risks Related to Commercialization of PHEXX, SOLOSEC, and Any Other Approved Products

Our success will depend heavily on whether we can successfully commercialize PHEXX for prevention of pregnancy, and SOLOSEC, for the treatment of bacterial vaginosis (BV) and trichomoniasis (Trich).

Our success depends heavily on the commercial performance of PHEXX, our hormone-free contraceptive vaginal gel, and SOLOSEC, our treatment for bacterial vaginosis and trichomoniasis. We have no other approved products generating meaningful revenue.

The successful commercialization of PHEXX and SOLOSEC depends on numerous factors, including market acceptance by healthcare providers and patients, reimbursement and pricing support from payors, the effectiveness of our sales and marketing efforts, competition from alternative products, our ability to maintain adequate manufacturing and supply arrangements, and our ability to comply with applicable regulatory requirements.

If PHEXX and SOLOSEC do not achieve sufficient market adoption, generate adequate reimbursement, or produce sustainable margins, we may be unable to generate sufficient revenue to fund our operations. Given our current financial condition and limited product portfolio, failure to successfully commercialize these products would materially adversely affect our business, financial condition, and results of operations and could threaten our ability to continue as a going concern.

If we are unable to maintain effective internal sales and marketing capabilities, or to enter into agreements with third parties to market and sell our products, our ability to continue to successfully commercialize our products and generate revenue would be adversely affected.

We may not be able to maintain the requisite sales force to market our products and we may face difficulties recruiting and hiring sales representatives and otherwise obtaining marketing capabilities. In the fourth quarter of 2022 and first quarter of 2023, we completed two reductions in workforce (RIFs) which reduced overall headcount, including our sales force. Any failure or future delay in the timely development of our internal commercialization capabilities could adversely impact the potential for commercial success of our products. We expect to continue to expend significant time and resources to train our sales consultants in marketing our products. In addition, we must train our sales force to ensure that an appropriate and compliant message about our products is being delivered. If we are unable to effectively train our sales force and equip them with compliant and effective materials, including medical and sales literature to help them appropriately inform and educate physicians regarding the potential benefits of our products, our efforts to successfully commercialize our products could be put in jeopardy, which would negatively impact our ability to generate product revenues.

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

The medical device, biotechnology and biopharmaceutical industries, and the women’s health sector, are intensely competitive. Significant competition among various contraceptive products already exists. Existing products have name recognition, are marketed by companies with established commercial infrastructures, and are marketed with greater financial, technical and personnel resources than we have. To compete and gain market share, any new product must demonstrate advantages in efficacy, convenience, tolerability, and/or safety, among other things. In addition, new products developed by others could emerge as competitors to PHEXX. These products could potentially offer an alternative form of non-hormonal contraception that is more convenient, is more effective, and/or provides protection over longer periods of time as compared to PHEXX. We also compete with these organizations to recruit management and sales and marketing personnel. Any failure to attract and retain such personnel could negatively affect our level of expertise and our ability to execute our business plan. We also face competition in connection with identifying and engaging in strategic transactions. If we are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition and operations will suffer.

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

PHEXX, SOLOSEC, and any other approved products we promote may not gain sufficient market acceptance among physicians, patients or the medical community, thereby limiting our potential to generate revenue, which will undermine our future growth prospects.

Even though PHEXX has been approved by the FDA for commercial sale for the prevention of pregnancy, and SOLOSEC has been approved by the FDA for commercial sale for the treatment of BV and trichomoniasis, the degree of market acceptance of any new product by physicians, patients and the medical community will depend on a number of factors, including:

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

If any approved product that we may license, acquire or sell, including PHEXX and SOLOSEC, does not provide a benefit over currently available options, that product is unlikely to achieve market acceptance, and we will not generate sufficient revenues to achieve profitability.

Our commercial strategy includes positioning PHEXX for women using GLP-1 receptor agonists, and if clinical guidance, prescribing patterns or regulatory interpretations do not support this positioning, our anticipated market opportunity and sales growth could be adversely affected.

We believe that women who use glucagon-like peptide-1 (GLP-1) receptor agonists, including products such as Ozempic®, Mounjaro® and Zepbound®, may represent a potential growth opportunity for PHEXX, particularly because certain prescribing information for these products advises caution regarding the use of oral contraceptives during dose escalation or otherwise notes potential impacts on absorption of oral medications. However, this positioning is based on currently available prescribing information, published guidance and our interpretation of market data, all of which may evolve. Future clinical data, regulatory guidance, labeling updates, or professional society recommendations may clarify, limit, or contradict current assumptions regarding any interaction between GLP-1 receptor agonists and oral contraceptives. If the medical community determines that GLP-1 products do not meaningfully reduce the effectiveness of oral contraceptives, or if prescribers do not view PHEXX as an appropriate supplemental or alternative contraceptive option for such patients, demand for PHEXX in this segment may not materialize. In addition, our ability to promote PHEXX in connection with GLP-1 use is limited by the product’s FDA-approved labeling. If regulatory authorities determine that our promotional materials, educational efforts, or digital marketing related to GLP-1 users are inconsistent with approved labeling or otherwise misleading, we could be subject to regulatory scrutiny, warning letters, fines, or other enforcement actions, and we may be required to modify our marketing practices. Further, utilization trends for GLP-1 receptor agonists may change due to safety concerns, supply constraints, pricing pressures, reimbursement limitations, competitive entrants, or shifts in prescribing patterns. Any decline in GLP-1 prescribing or reduced patient persistence could reduce the size of the potential target population we have identified. If our assumptions regarding the GLP-1 market opportunity prove inaccurate, or if we are unable to effectively and compliantly reach this patient population, our expected growth prospects, revenues, results of operations and financial condition could be materially adversely affected.

The telehealth market continues to develop. If the telehealth industry encounters negative publicity over privacy issues, fails to engage sufficient numbers of providers, or if limitations on reimbursement or new state law regulatory requirements impede our ability to implement our telehealth strategy, the growth of our business may be harmed.

We utilize a telehealth platform where women can directly meet with HCPs to determine their eligibility of PHEXX and potentially have prescriptions written. Our success will depend to a substantial extent on the willingness of women to use the telehealth platform. Negative publicity concerning our telehealth platform, patient privacy, data security, or the telehealth industry as a whole, could reduce patient utilization. Additionally, federal and state laws governing telehealth, professional licensing, prescribing practices, reimbursement and standards of care are rapidly evolving. Changes in these laws or regulations, including new requirements imposed by state licensing boards, federal or state healthcare regulators, or prescribing authorities, could limit our ability to operate or expand our telehealth platform. If telehealth utilization declines, regulatory requirements become more restrictive, reimbursement policies change adversely, or concerns regarding confidentiality and data privacy increase, our telehealth strategy may be impaired, which could materially adversely affect our business, financial condition, and results of operations.

The success of PHEXX will depend on the availability of competitive products and women’s preferences.

The commercial success of PHEXX will depend upon the overall contraceptive market and the degree of market acceptance of PHEXX as a form of contraception and a vaginal pH modulator. Adoption of PHEXX is influenced by many factors, including:

●	minimum acceptable contraceptive efficacy rates and the related regulatory label requirements, including any potential restrictions on use or precautionary statements;
●	perceived safety differences of hormonal and/or non-hormonal contraceptive options;
●	changing women’s preferences;
●	the effect of the Affordable Care Act (ACA) on pharmaceutical coverage, reimbursement and pricing, and the coverage of preventable services (including contraception under certain conditions); and
●	new generic contraceptive options including the possibility of a future potential generic version of PHEXX.

The pregnancy rate associated with typical use of PHEXX, as reflected in its FDA-approved labeling is higher than that of many hormonal contraceptives. We cannot be certain that the associated risk of unintended pregnancy will not deter adoption of PHEXX as a method of pregnancy prevention. In addition, PHEXX’s label contains a warning related to use by women with a history of recurrent urinary tract infections, which could limit the willingness of HCPs to prescribe or certain women to use PHEXX. These risks could reduce the market potential for PHEXX or any future contraceptive product we may seek to develop, and place pressure on our business, financial condition, results of operations and prospects.

The commercial success of PHEXX, SOLOSEC and/or any future products we promote will depend in significant measure on the label claims that the FDA or other regulatory authorities approve for those products.

We are prohibited from promoting our products for uses not described in the approved labeling, and our ability to communicate the benefits of our products is limited by the language approved by regulatory authorities. If the approved labeling contains significant limitations, precautionary statements, or warnings, or if we are unable to obtain approval for expanded indications or revised labeling through supplemental NDA submissions, our ability to effectively market our products could be materially adversely affected.

In addition, regulatory authorities may require changes to product labeling based on post-marketing safety data, including the addition of new warnings or other restrictions. Any such changes could negatively affect physician prescribing behavior, patient acceptance, reimbursement coverage, and our overall commercial performance.

The FDA and other regulatory agencies actively enforce laws and regulations prohibiting the promotion of off-label uses for prescription drugs and medical devices. If we are found or alleged to have improperly promoted our commercial product for off-label uses, we may become subject to significant liability.

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products such as PHEXX and SOLOSEC. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. Promotional labeling for PHEXX, SOLOSEC and for any other products that we may promote, must be submitted to FDA at the time of first use. The agency actively solicits reports from health care professionals about improper drug manufacturer promotional claims or activities. If we are found or alleged to have improperly promoted our products for any off-label use, we may become subject to significant liability and potentially reputational harm. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our products to ensure compliance with these legal and regulatory requirements, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

If we suffer negative publicity concerning the safety or efficacy of our products, our reputation and the commercialization of such products could be harmed.

Reports of adverse events, whether accurate or not, could lead to increased regulatory scrutiny, product label changes, additional warnings, product withdrawals, or litigation. Media coverage, social media commentary, or other public discussion of safety or efficacy concerns may amplify these effects and reduce patient and healthcare provider confidence in our products. Any perceived or actual safety or efficacy issues could adversely affect prescribing patterns, reimbursement coverage, investor confidence, and our stock price, and could materially adversely affect our business, financial condition, and results of operations.

We rely, and expect to continue to rely, on market research conducted internally to evaluate the potential commercial acceptance of PHEXX for the prevention of pregnancy.

We expect to continue to perform internal market research and our research findings may not be indicative or predictive of actual or overall market acceptance and any future market research may not be indicative of the acceptance for PHEXX for contraception. Moreover, our internal research that has informed our views with respect to our sales and marketing strategy, payer coverage, pricing and reimbursement with respect to PHEXX may prove to be incorrect. For example, we believe that women who are most likely to use PHEXX as their primary method of preventing pregnancy are those who are unwilling to use hormone-based contraceptives and are unsatisfied with other commercially available non-hormonal alternatives. If our market research has overestimated the size of this population or the willingness of these women to try PHEXX, the commercialization of PHEXX may be less successful than we or others expect.

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

The proportion of the U.S. market that is made up of generic products has increased over time. This trend is occurring in the women’s health segment as well, where many of the most popular oral contraceptive pill brands have experienced genericization. Assuming this trend continues, it may be more challenging to commercialize PHEXX at a price that will maximize our revenue and profits. Also, there may be additional marketing costs to commercialize PHEXX in order to overcome the trend towards generics and to gain access to reimbursement by payers. If we are unable to gain or maintain favorable reimbursement from payers for PHEXX, or if patients are unwilling to pay any price differential between PHEXX and a generic contraceptive product, our revenues will be limited. We are covering the cost of initial fills of PHEXX at a $0 co-pay and subsequent refills at $25 co-pay up to a reduction of $75 per box. However, we cannot be certain that these initiatives will be successful in overcoming general inclinations of physicians and their patients to avoid branded contraceptives and these initiatives may become prohibitively expensive. If we choose to curtail our co-pay programs, demand for PHEXX may decrease. In addition, if health care plans do not add PHEXX to their covered formularies within the timelines we expect, or continue to include it on their covered formularies, or impose a more restrictive co-pay than we expect, our costs of providing these incentive programs will increase beyond our expectations and reduce our product margins and net revenues from sales of PHEXX.

Even though we have received approval from the FDA in the U.S. to market PHEXX for the prevention of pregnancy, and, as Femidence, by the National Agency for Food and Drug Administration and Control of Nigeria, and to market SOLOSEC for the treatment of BV and Trich, we may fail to receive similar approvals in other territories outside the U.S.

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

Risks Related to Our Post-Marketing Legal and Regulatory Compliance

Even though we have obtained FDA approval for PHEXX for prevention of pregnancy and of SOLOSEC for the treatment of BV and Trich, we remain subject to ongoing regulatory requirements.

Even though PHEXX vaginal gel has been approved by the FDA for the prevention of pregnancy and SOLOSEC has been approved by the FDA for the treatment of BV and Trich, we are and will be subject to ongoing regulatory requirements with respect to manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing clinical trials and submission of safety, efficacy and other post-approval information, including both federal and state requirements in the U.S. and requirements of comparable foreign regulatory authorities.

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

Even though PHEXX has been approved in the U.S. for the prevention of pregnancy and SOLOSEC for the treatment of BV and Trich, certain developments could decrease market demand for it, including the following:

●	the re-review of a product that is already marketed;
●	new scientific information and evolution of scientific theories;
●	the recall or loss of marketing approval of a product that is already marketed;
●	changing government standards or public expectations regarding safety, efficacy or labeling changes; and
●	greater examination of advertising and promotion.

In the past, clinical trials and post-marketing surveillance of certain marketed drugs have raised concerns that have led to recalls, withdrawals, or the addition of restrictive labeling of marketed products. If previously unknown side effects are discovered with one of the active ingredients in, or if there is an increase in negative publicity regarding known side effects related to PHEXX, SOLOSEC, or any other product we may commercialize, this could significantly reduce demand for the product or require us to take actions that could negatively affect sales, including removing the product from the market, restricting its distribution or applying for labeling changes.

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

Risks Related to Our Intellectual Property

TherapeuticsMD may take adverse action against the Company and its use of the PHEXX mark.

On December 14, 2020, a trademark dispute captioned TherapeuticsMD, Inc. v Evofem Biosciences, Inc., was filed in the U.S. District Court for the Southern District of Florida against the Company, alleging trademark infringement of certain trademarks owned by TherapeuticsMD under federal and state law (Case No. 9:20-cv-82296). On July 18, 2022, the Company settled the lawsuit with TherapeuticsMD, with certain requirements which were required to be performed by July 2024 (the Settlement Timeline), including changing the name of PHEXXI. On July 29, 2024 the Company received a cease and desist letter from TherapeuticsMD, demanding that the Company change the name of PHEXXI. In September 2024, the Company filed an application for a new name of PHEXX, which was approved by the FDA in April 2025. In accordance with ASC 450, the Company has accrued the present value of the probable settlement amounts remaining payable over the next several years.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to our product and proprietary. We seek to protect our proprietary position by in-licensing intellectual property and filing patent applications in the U.S. and abroad relating to our products and their underlying technologies. If we are unable to obtain or maintain patent protection with respect to our products and their underlying technologies, our business, financial condition, results of operations, and prospects could be materially harmed.

Changes in either the patent laws or their interpretation in the U.S. and other countries may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our patents. With respect to our owned intellectual property, we cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties. Our pending and issued patent claims for PHEXX are not broad, and it is possible that a competitor may seek to make modifications to their product in an effort to design around our patent claims and avoid infringement. Furthermore, if any such competitor or third party is able to demonstrate bioequivalence without infringing our patents, then such a competitor or third party would then be able to introduce a competitive generic product onto the market once any available regulatory exclusivity has expired. The FDA has broad discretion in determining whether a potential competitive product demonstrates bioequivalence; we are not able to predict the extent to which a competitor or third party might be able to demonstrate bioequivalence without infringing our patents.

The patent prosecution process is expensive, time-consuming, and complex, and we may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible we will be unsuccessful in our efforts to identify patentable aspects of our research and development output in time to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, Contract Research Organizations (CROs), contract manufacturers, consultants, advisors, and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our inventions and the prior art allow our inventions to be patentable over the prior art. Furthermore, publications of discoveries in the scientific literature often lag the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in any of our patents or pending patent applications, or that we were the first to file for patent protection of such inventions.

The patent position of biotechnology and biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our products, or which effectively prevent others from commercializing competitive technologies and product candidates.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and our patents may be challenged in the courts or patent offices in the U.S. and abroad. We may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review, or interference proceedings or other similar proceedings challenging our patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize generic versions of our products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our priority of invention or other features of patentability with respect to our patents and patent applications. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our products. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us.

We may not be able to protect our intellectual property and proprietary rights throughout the world.

Filing, prosecuting, and defending patents on PHEXX (Femidence) and SOLOSEC in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technology in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as that in the U.S. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations, and prospects may be adversely affected.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees, and various other government fees on patents and applications will be due to be paid to the USPTO and various government patent agencies outside of the U.S. over the lifetime of our patents and applications. In certain circumstances, we rely on our licensing partners to pay these fees due to U.S. and non-U.S. patent agencies. The USPTO and various non-U.S. government agencies require compliance with several procedural, documentary, fee payment, and other similar provisions during the patent application process. In some cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in a partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market with similar or identical products or technology, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

Changes in either the patent laws or interpretation of the patent laws in the U.S. could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming other requirements for patentability are met, prior to March 2013, in the U.S., the first to invent the claimed invention was entitled to the patent, while outside the U.S., the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act (the America Invents Act) enacted in September 2011, the U.S. transitioned to a first inventor to file system in which, assuming other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before we do could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the U.S. and most other countries are confidential for a period after filing or until issuance, we cannot be certain that we were the first to either (i) file any patent application related to PHEXX or (ii) invent any of the inventions claimed in our patents or patent applications.

The America Invents Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Issued patents covering PHEXX or SOLOSEC could be found invalid or unenforceable if challenged in court or before administrative bodies in the U.S. or abroad.

If we initiated legal proceedings against a third party to enforce a patent covering PHEXX or SOLOSEC, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may raise claims challenging the validity or enforceability of our patents before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover our products. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our licensing partners and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our products. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations, and prospects.

An Event of Default under the secured notes issued pursuant to the Baker Bros. Purchase Agreement, as amended, could allow the secured creditor to take possession of all assets owned by us, including any directly owned intellectual property.

On March 7, 2023, Baker Bros. Advisors, LP (the Designated Agent) provided a Notice of Event of Default and Reservation of Rights (the Notice of Default) relating to the Baker Bros. Purchase Agreement dated April 23, 2020, and subsequently amended, by and among Evofem, Designated Agent, the Guarantors and Baker Purchasers. The Notice of Default claimed that the Company failed to maintain the “Required Reserve Amount” as required by Section 2.7 of the Third Amendment to the Securities Purchase Agreement and Section 8.1(e) of the SPA. The Designated Agent claims such failure constitutes an immediate Event of Default pursuant to Section 9.1(e) of the SPA. The Designated Agent, at the direction of the Baker Purchasers, accelerated repayment of the outstanding balance payable and elected its remedies pursuant to Section 5.07(b) of the Securities Purchase Agreement. As a result, approximately $92.7 million, representing two times the sum of the outstanding balance and all accrued and unpaid interest thereon and all other amounts due under the SPA and other documents, was due and payable within three business days of receipt of the Notice of Default.

In September 2023, the Company and Baker entered into the Fourth Amendment, which, as described in more detail in Note 4 - Debt, waived the Notice of Default, cured all existing defaults, and removed the Company’s need to reserve enough equity to cover the value of the note and allowed the company to repurchase the note at a discounted price.

On December 11, 2023, Baker Bros assigned to Aditxt, Inc. (Assignee) all remaining amounts due under the Baker Bros. Purchase Agreement. The notes were transferred back to Baker Bros on February 26, 2024 and then assigned to Future Pak, LLC on July 23, 2024. Given our current inability to pay any amounts due under the Purchase Agreement or under the convertible notes, the designated agent of these note holders has the right to take possession of all of our assets and/or pursue any available legal remedies against us.

The Company received two Notice of Defaults (on September 27, 2024 and October 27, 2024) from their largest creditor, Future Pak, LLC, alleging a number of Events of Default, accelerating the Principal due and payable and declaring the termination of the existing Forbearance Agreement.

On September 27, 2024, Future Pak, LLC, as agent for the Purchasers (in such capacity, the Designated Agent) provided a Notice of Event of Default and Reservation of Rights (the Notice of Default) relating to the Baker Bros. Purchase Agreement dated April 23, 2020, as amended (SPA), by and among the Company, Designated Agent, as certain guarantors and the purchasers (each a Purchaser and collectively Purchasers). The Notice of Default claims that by entering into arrangements to repay certain existing obligations, including obligations owed to the U.S. Department of Health and Human Services, an Event of Default has occurred under Section 9.1(e) of the SPA.

According to the Notice of Default, the Designated Agent has accelerated repayment of the outstanding principal balance owed by the Company under the Securities Purchase Agreement. If all Purchasers exercise the Section 5.7 Option (as defined below), the repurchase price would be equal to $106.8 million. Pursuant to Section 5.7(b) of the SPA, upon the occurrence of an Event of Default, each Purchaser may elect, at its option, to require the Company to repurchase the Baker Notes held by such Purchaser (or any portion thereof) at a repurchase price equal to two times the sum of the outstanding principal balance and all accrued and unpaid interest thereon, due within three business days after such Purchaser delivers a notice of such election (the Section 5.7 Option).

On October 27, 2024, the Designated Agent sent an amended and supplemented notice to the Notice of Default which adds additional claims of default based on the Company’s current repayment agreements of existing obligations, including obligations owed to the U.S. Department of Health and Human Services, an Event of Default has occurred under Section 9.1(e) of the Baker Bros. Purchase Agreement dated April 23, 2020, as amended. Furthermore, the Amended Notice stated that, because the events of default described in the Amended Notice of Default are not the certain prior events of default listed in the Forbearance Agreement (the Specified Defaults), the Designated Agent and the holders of the senior secured promissory notes described in the SPA thereby provided notice to the Company that the Forbearance Agreement is terminated as of October 27, 2024.

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

Evofem strongly disagrees with Future Pak LLC’s claim that an Event of Default has occurred. We intend to vigorously contest any attempt by Future Pak, LLC to exercise its default rights and remedies under the SPA. We further maintain that the Repurchase Price as defined in the Fourth Amendment remains in effect; this amount is currently approximately $17.3 million.

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

We may be subject to claims that former employees, collaborators or other third parties have an interest in our patents, trade secrets, or other intellectual property as an inventor or co-inventor. For example, we may have inventorship disputes arise from conflicting obligations of consultants or others who are involved in developing PHEXX. Litigation may be necessary to defend against these and other claims challenging inventorship or our ownership of our patents, trade secrets or other intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our product. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking and maintaining patents for our products, we also rely on trade secrets and confidentiality agreements to protect our unpatented know-how, technology, and other proprietary information and to maintain our competitive position. With respect to PHEXX, we consider trade secrets and know-how to be one of our important sources of intellectual property. Trade secrets and know-how can be difficult to protect. In particular, our trade secrets and know-how in connection with PHEXX may be disseminated within the industry through independent development, the publication of journal articles describing the methodology, and the movement of personnel with scientific positions in academic and industry.

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

We may be subject to claims that third parties have an ownership interest in our trade secrets. For example, we may have disputes arise from conflicting obligations of our employees, consultants or others who are involved in developing PHEXX. Litigation may be necessary to defend against these and other claims challenging ownership of our trade secrets. If we fail in defending any such claims, in addition to paying monetary damages, it may lose valuable trade secret rights, such as exclusive ownership of, or right to use, trade secrets that are important to PHEXX. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

Third-party claims of intellectual property infringement induced intellectual property infringement, misappropriation or other violation against us or our collaborators may prevent or delay the commercialization of our product.

The contraceptive market is competitive and dynamic. Due to the significant research and development activities being conducted by several companies in this field, including us and our competitors, the intellectual property landscape is in flux, and it may remain uncertain in the future. There may be significant intellectual property related litigation and proceedings relating to our and other third-party’s intellectual property and proprietary rights in the future.

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

Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we intend to commercialize PHEXX. We cannot assure you that PHEXX will not infringe patents owned by third parties. We may not be aware of patents that have already been issued and that a third party, for example, a competitor in the fields in which we are commercializing our product, might assert are infringed by PHEXX, including claims to compositions, formulations, methods of manufacture or methods of use or treatment that cover our product. It is also possible that patents owned by third parties of which we are aware, but which we do not believe are relevant to PHEXX, could be found to be infringed by our product. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product may infringe.

Third parties may currently have patents or obtain patents in the future and may claim that use of our technology infringes upon these patents. In the event a third party claims we infringed their patents or that we are otherwise employing their proprietary technology without authorization and initiates litigation against us, even if we believe such claims are without merit, a court of competent jurisdiction could hold that such patents are valid, enforceable and infringed by our technology or product. In this case, the holders of such patents may be able to block our ability to commercialize PHEXX unless we obtain a license under the applicable patents, or until such patents expire or are finally determined to be held invalid or unenforceable. Such a license may not be available on commercially reasonable terms or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize PHEXX or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business.

Defense of infringement claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of management and other employee resources from our business, and may impact our reputation. In the event of a successful claim of infringement against us, we may be enjoined from further developing or commercializing our infringing products or technology. In addition, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties and/or redesign our infringing products or technology, which may be impossible or require substantial time and monetary expenditure. In that event, we would be unable to further develop and commercialize our product, which could harm our business significantly. Further, we cannot predict whether any required license would be available at all or whether we would be available on commercially reasonable terms. In the event we could not obtain a license, we may be unable to further commercialize our product, which could harm our business significantly. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be forced to cease some aspect of our business operations such as the commercialization of PHEXX, if, as a result of actual or threatened patent infringement claims, we are unable to enter licenses on acceptable terms.

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

Competitors or other third parties may infringe our patents or the patents of our licensing partners. We have and may again be required to defend against claims of infringement or otherwise engage in legal action to protect our intellectual property. Any commercial success we may achieve with PHEXX for the prevention of pregnancy may incentivize third parties to challenge or infringe our intellectual property. In addition, our patents or the patents of our licensing partners also may become involved in inventorship, priority or validity disputes. To counter or defend against these claims is expensive and time consuming. In an infringement proceeding, a court may decide a patent owned by us is invalid or unenforceable or may refuse to stop the other party from using the technology at issue on the grounds our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our owned patents at risk of being invalidated or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

●	others may be able to make products that are similar to our product or utilize similar technology but that are not covered by the claims of the patents that we license or may own;
●	we, or our current or future licensors or collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent application that we license or may own in the future;
●	we, or our current or future licensors or collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our technology without infringing our intellectual property rights;
●	it is possible that our current or future pending patent applications will not lead to issued patents;
●	issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors or other third parties;
●	our competitors or other third parties might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
●	we may not develop additional proprietary technologies that are patentable;
●	the patents of others may harm our business; and
●	we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

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

We have a small number of employees and no internal manufacturing capability. Our management does not expect to manufacture any products and expects to rely solely on third parties to manufacture our products, including our FDA-approved commercial products PHEXX and SOLOSEC, and as such we will be subject to inherent uncertainties related to product safety, availability, and security. We currently have only one contract manufacturer for each of our drug products.

PHEXX is manufactured by DPT Laboratories, Ltd. (DPT), with whom we entered into a supply and manufacturing agreement in November 2019 (the PHEXX Manufacturing Agreement). Pursuant to the PHEXX Manufacturing Agreement, subject only to a supply failure, we are obligated to purchase all of our requirements with respect to PHEXX from DPT. We expect to rely on DPT to increase the manufacturing of PHEXX in amounts needed to support commercialization including anticipated demand in the CGG under our agreement with Pharma 1, assuming regulatory approvals in the UAE and subsequent countries. If DPT does not perform as agreed, is unable to increase manufacturing of PHEXX as needed to support ongoing commercialization, or terminates our agreement, we will be required to replace them as our manufacturer, and we may be unable to do so on a timely basis, on similar terms or at all. Furthermore, we have only a single source of supply for some of the key raw materials and components of PHEXX, and while we believe we would be able to obtain supplies through alternative sources if needed, alternate sources of supply may not be readily available.

Our current supply of SOLOSEC comes from its former owner, which has an existing finished goods supply. We inherited the former owner’s manufacturing agreement with Catalent, which will ensure uninterrupted commercial supply of SOLOSEC.

We do not control the manufacturing processes for the production of either of our products, which must be made in accordance with relevant regulations including, among other things, quality control, quality assurance, compliance with cGMP and the maintenance of records and documentation. In the future, it is possible that our suppliers or manufacturers may fail to comply with FDA regulations, the requirements of other regulatory bodies or our own requirements, any of which would result in suspension or prevention of commercialization and/or manufacturing of PHEXX; suspension of ongoing research; disqualification of data or other enforcement actions such as product recall, injunctions, civil penalties or criminal prosecutions against us. Furthermore, we may be unable to replace any supplier or manufacturer with an alternate supplier or manufacturer on a commercially reasonable or timely basis, or at all.

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

Each of these risks could impact the continued availability of our products or could result in higher costs or deprive us of potential product revenue. In addition, we rely on third parties to perform release testing on PHEXX and SOLOSEC prior to delivery to patients. If these tests are not appropriately conducted and test data are not reliable, patients could be put at risk of serious harm, which could result in product liability suits.

The manufacture of medical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of medical products often encounter difficulties in production, particularly in scaling up and validating initial production and absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, timely availability of raw materials, lot consistency, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if contaminants are discovered in our supply of our product or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period to investigate and remedy the contamination. We cannot be assured that any stability or other issues relating to the manufacture of our products will not occur in the future. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to distribute our products would be harmed. There is no assurance that our manufacturers will be successful in establishing a larger-scale commercial manufacturing process for PHEXX that achieves our objectives for manufacturing capacity and cost of goods. There is no assurance that our manufacturers will be able to manufacture or continue to manufacture our products to specifications acceptable to the FDA or other regulatory authorities, or to produce it in sufficient quantities to meet future demand. Any delay or failure in the production of our products would impair our ability to commercialize and obtain revenue therefrom. These circumstances would materially harm our business, results of operations, financial conditions and prospects.

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

We rely on third parties for the delivery of telehealth services through the PHEXX telehealth platform. Failure of these third parties to provide services of a suitable quality, in accordance with applicable regulations and within acceptable time frames may cause the delay or failure of our telehealth strategy.

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

The PHEXX telehealth platform is designed to provide physicians with on-demand educational support, and to remove certain barriers to women’s access to PHEXX by removing the need for an in-office visit. With the PHEXX telehealth platform, women can directly meet with an HCP to determine their eligibility for a PHEXX prescription and potentially have it written by the HCP, filled, and mailed directly to them by a third-party pharmacy. These telehealth platform services are not core to our business of developing and commercializing innovative products to address unmet needs in women’s sexual and reproductive health. These services are also subject to complex federal and state laws and regulations and professional practice standards, and we do not have the resources to provide these telehealth services internally. Any pharmacy that fills PHEXX prescriptions will be fully independent from us. We do not control or own or possess any ownership stake in any pharmacy that we expect may fill prescriptions for PHEXX or in any telehealth service provider. All prescriptions will be routed through our independent third-party telehealth service providers. If our telehealth service providers fail to perform or fail to perform in compliance with applicable laws, regulations and standards of care, our business, financial condition, commercial launch of PHEXX and results of operation would be adversely affected.

If we are unable to enter into or maintain strategic relationships or collaborations with respect to PHEXX for the prevention of pregnancy, or if we are unable to realize the potential benefits from such collaborations, our business, financial condition, commercialization prospects and results of operations may be materially adversely affected.

We do not presently expect to commercialize PHEXX or SOLOSEC outside of the U.S., assuming international marketing approval is obtained, unless we enter into a strategic relationship or collaboration with a third party, such as our July 2024 agreement with Pharma 1. We face significant competition in seeking appropriate collaborators. Collaborations are complex and time-consuming arrangements to negotiate and document.

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

Although PHEXX and SOLOSEC are FDA-approved for commercialization in the U.S., they and any other product we may commercialize may face competition from generic products earlier or more aggressively than anticipated, depending upon how well such approved products perform in the U.S. prescription drug market. In addition to creating the 505(b)(2) NDA pathway, the Hatch-Waxman Amendments to the Federal Food, Drug, and Cosmetic Act (FDCA) authorized the FDA to approve generic drugs that are the same as drugs previously approved for marketing under the NDA provisions of the statute pursuant to an Abbreviated New Drug Application (ANDA). An ANDA relies on the preclinical and clinical testing conducted for a previously approved reference listed drug (RLD) and must demonstrate to the FDA that the generic drug product is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug and also that it is “bioequivalent” to the RLD. The FDA is prohibited by statute from approving an ANDA when certain marketing or data exclusivity protections apply to the RLD. If any such competitor or third party is able to demonstrate bioequivalence without infringing our patents, then this competitor or third party may then be able to introduce a competing generic product onto the market.

PHEXX is indicated for the prevention of pregnancy and was granted three (3) years of data exclusivity that expired on May 22, 2023, and it has been designated as an RLD by the FDA. We cannot predict the future PHEXX market, whether someone will attempt to force the FDA to take other actions, or how quickly others may seek to come to market with competing products now that the three-year data exclusivity period has ended.

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

Changes in health care laws and regulations may eliminate current requirements for health insurance plans to cover and reimburse FDA-cleared or FDA-approved contraceptive products without cost sharing, which could reduce demand for products such as PHEXX. Our management expects our success will be dependent on the willingness or ability of patients to pay out-of-pocket for our products should they not be able to obtain third-party reimbursement or should such reimbursement be limited.

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

However, certain members of Congress and other stakeholders may attempt to repeal or repeal and replace the ACA and corresponding regulations, as more fully described below, which could eliminate the requirement for health plans to cover women’s preventive care without cost sharing. Even if the ACA is not repealed, the DHHS regulations to specifically enforce the preventive health coverage mandate could be repealed or modified; for example, the Trump administration in 2017 altered the mandate to allow certain employers and insurers to opt-out of birth control coverage for religious or moral reasons, which was partially upheld by the Supreme Court in July 2020. We cannot predict the timing or impact of any future rulemaking or changes in the law. Any repeal or elimination of the preventive care coverage rules would mean that women seeking to use prescribed forms of contraceptives may have to pay some portion of the cost for such products out-of-pocket, which could deter some women from using prescription contraceptive products, such as PHEXX, at all. We expect that health care reform measures that may be adopted in the future may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that may be charged for PHEXX or any other product we commercialize. Even with coverage for any approved product, the resulting reimbursement payment rates might not be adequate or may require a co-pay that patients find unacceptably high. Patients are unlikely to use any products we may market unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of those products. As a result, we expect that our success, to some degree, will be dependent on the willingness of patients to pay out-of-pocket for our products in the event that their third-party payer either does not cover and reimburse or requires payment of a portion of the cost of our products by the patient, thus increasing the patient’s overall cost to use them. This could reduce market demand for our products, which would have a material adverse effect on our business, financial conditions, and prospects.

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

Market acceptance and sales of PHEXX, SOLOSEC, or any other product we may commercialize will depend in part on the extent to which reimbursement for these products will be available from third-party payers, including government health administration authorities, managed care organizations and private health insurers. Third-party payers decide which therapies they will pay for and establish reimbursement levels. Third-party payers in the U.S. often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any product that we commercialize will be made on a payer-by-payer basis. One payer’s determination to provide coverage for a drug does not assure that other payers will also provide coverage and adequate reimbursement for the drug. Additionally, a third-party payer’s decision to provide coverage for a therapy does not imply that an adequate reimbursement rate will be approved.

Third-party payers are increasingly challenging the prices charged for pharmaceutical and medical device products. The U.S. government and other third-party payers are increasingly limiting both coverage and the level of reimbursement for new drugs and medical devices, in addition to questioning their safety and efficacy. Coverage decisions can depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. We may incur significant costs to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our future products, in addition to the costs required to obtain the necessary FDA marketing approvals. Third-party payer coverage may not be available to patients for PHEXX, SOLOSEC, or any future product we may seek to commercialize. If third-party payers do not provide coverage and adequate reimbursement for PHEXX or other products we may commercialize, if approved, HCPs may not prescribe them or patients may ask their HCPs to prescribe competing products with more favorable reimbursement.

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

In the U.S. and some foreign jurisdictions, there have been, and continue to be, legislative and regulatory changes and proposed changes regarding the health care system that could restrict or regulate post-approval activities and affect our ability to profitably sell any product.

Among policy makers and payers in the U.S. and elsewhere, there is significant interest in promoting changes in health care systems with the stated goals of containing health care costs, improving quality and/or expanding access. In the U.S., the pharmaceutical industry has been a focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, Congress passed the ACA, which substantially changed the way health care is financed by both the government and private insurers and significantly impacts the U.S. pharmaceutical industry. As another example, the 2021 Consolidated Appropriations Act signed into law on December 27, 2020 incorporated extensive health care provisions and amendments to existing laws, including a requirement that all manufacturers of drug products covered under Medicare Part B report the product’s Average Sales Price (ASP) to DHHS beginning on January 1, 2022, subject to enforcement via civil money penalties.

The ACA’s core constitutionality was upheld by the U.S. Supreme Court in 2021, and there is no longer a live federal constitutional challenge to the law itself (the Court dismissed the last major case). However, there are ongoing legal challenges focused on new federal regulatory changes to ACA programs (e.g., eligibility and marketplace enrollment rules), with at least one multistate lawsuit pending that argues recent HHS and CMS ACA rule changes are unlawful.

In mid-2025 Congress passed and the President signed the so-called “One Big Beautiful Bill Act,” which made significant changes to federal health policy and did not extend the enhanced premium tax credits previously in place through the American Rescue Plan Act and Inflation Reduction Act. As a result, the enhanced subsidies that had reduced costs for millions of Americans expired at the end of 2025.

Efforts by congressional negotiators in late 2025 and early 2026 to extend or reinstate those enhanced subsidies have collapsed due to partisan disagreements, leaving the ACA marketplace subsidy structure at its original statutory level for 2026.

Further legislative activity and negotiation over health care legislation remains highly uncertain, and any future changes; including expansions of subsidies, Medicare drug price negotiation authority, or major structural reforms, could occur but have not yet been enacted.

CMS and HHS have continued to issue new ACA-related rules under the current federal administration and the subsequent administration, affecting eligibility, enrollment processes, Essential Health Benefits, and marketplace operations:

●	Marketplace Integrity and Affordability Final Rule (2025): CMS finalized changes strengthening income and eligibility verification, tightening reenrollment rules, modifying automatic reenrollment premiums, changing special enrollment period availability, and revising plan standards. Some of these changes are temporary or set to sunset pending further rulemaking or litigation.

●	New Proposed Rules for 2027 ACA Coverage: CMS also proposed additional changes in early 2026 aimed at expanding consumer choice and accountability, which are open for public comment.

●	Essential Health Benefits and Coverage Definitions: Recent regulations have revised or narrowed coverage definitions, including excluding specific benefits from mandatory coverage under ACA exchanges, which has led to lawsuits by state attorneys general.

●	No judicial decision has yet invalidated the ACA’s foundational framework; instead, disputes now center on how new regulations are implemented and whether they comport with statute.

Other federal health program changes continue to affect the broader health care landscape:

●	Budget reconciliation and federal spending laws enacted in 2025 affect Medicaid work and verification requirements, and are being tracked for implementation.

●	Congressional policy on Medicare payments and other provider reimbursement mechanisms, including sequestration under the Budget Control Act, remains in effect and continues to create uncertainty in payment levels through 2030 absent further action.

The future of drug pricing policy, including direct Medicare negotiation for drug prices, remains a major area of debate. While the Inflation Reduction Act currently provides some negotiation authority, additional legislative changes aimed at expanding price negotiation or modifying rebate rules could materially affect industry economics, but such changes have not yet been enacted.

In addition, in 2013, the Drug Supply Chain Security Act (DSCSA) established obligations on manufacturers of pharmaceutical products related to product tracking and tracing.

On December 20, 2019, the Further Consolidated Appropriations Act for 2020 was signed into law (P.L. 116-94); this legislation includes a piece of bipartisan legislation called the CREATES Act. The CREATES Act aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a Risk Evaluation and Mitigation Strategies (REMS) program for certain products, to deny generic and biosimilar product developers access to samples of brand products. The CREATES Act establishes a private cause of action that permits a generic or biosimilar “eligible product developer” to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” The first lawsuit under the CREATED Act was Teva Pharmaceuticals v. Amicus Therapeutics (2021), in which Teva sued Amicus for its refusal to timely provide necessary drug samples for generic development of Galafold, Amicus’ oral medication used to treat Fabry disease. Teva eventually dismissed the suit after Amicus agreed to provide requested quantities. The quick resolution of the complaint illustrates the success of the CREATES Act in halting the drug supply dispute.

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

We and our third-party service providers are subject to laws and regulations covering data privacy and the protection of personal information including health information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business. In the U.S., we and our third-party service providers may be subject to state security breach notification laws, state health information privacy laws and federal and state consumer protections laws which impose requirements for the collection, use, disclosure and transmission of personal information. These laws overlap and often conflict and each of these laws are subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our third-party service providers. In particular, our PHEXX telehealth platform and our online, digital and media marketing strategies are required to comply with these laws and regulations. If we fail to comply with applicable laws and regulations, we could be subject to penalties or sanctions, including criminal penalties if we knowingly obtain information that is protected by HIPAA (protected health information) from a covered entity or business associate in a manner that is not authorized or permitted by HIPAA or for aiding and abetting a violation of HIPAA.

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

Some physician offices appear to have been negatively impacted by restrictions on elective procedures and office visits during the pandemic. To the extent physician offices are again closed or visits are again reduced, patients could be less likely to be prescribed PHEXX. Even with our ongoing telehealth efforts through channels such as the PHEXX telehealth platform, we may not be able to effectively commercialize PHEXX for the prevention of pregnancy as a result of our reduced sales force, any reduction in physician office visits, or other circumstances related to a public health emergency. Any such emergency may adversely affect us and our business in manner we may be unable to reliably predict or quantify.

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

As of February 28, 2026, we had a total of 29 full-time employees. In addition, we use third-party consultants to assist with finance, including regulatory filings, sales, marketing and market access research and programs, as well as general and administrative activities. As our development and commercialization plans and strategies continue to develop, we expect that we will expand the size of our employee base for managerial, operational, sales, marketing, financial, regulatory affairs and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, management may have to divert a disproportionate amount of its attention away from day-to-day activities and devote a substantial amount of time to managing these growth activities, which would lead to disruptions in our operations. We cannot provide assurance that we will be able to retain adequate staffing levels to run our operations and/or to accomplish all the objectives that we otherwise would seek to accomplish, or that our staffing levels may turn out to be too robust for our actual business activity.

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

Despite the implementation of security measures and internal policies and controls, any of the internal computer systems belonging to us or our third-party service providers are vulnerable to damage from computer viruses, unauthorized access, natural disasters, malicious attack, human error, and telecommunication and electrical failure. Cybersecurity risks continue to increase for our industry, including for our third-party vendors, who may hold some of our data, and the proliferation of new technologies and the increased sophistication and activities of the actors behind such attacks present risks for compromised or lost data, which could result in substantial costs and harm to our reputation. Any system failure, accident, security breach or data breach that causes interruptions in our own or in third-party service vendors’ operations could result in a material disruption of our commercialization or product development programs. For example, the loss of clinical study data from future clinical trials could result in liability, delays in our or our partners’ regulatory approval efforts and significantly increase our costs to recover or reproduce the lost data. Further, our information technology and other internal infrastructure systems, including firewalls, servers, leased lines and connection to the Internet, face the risk of systemic failure, which could disrupt our operations. In addition, our commercialization of PHEXX is partially reliant on the use of the PHEXX telehealth platform and our other digital or media marketing strategies. We are in turn reliant on third parties and limited internal resources to ensure the PHEXX telehealth platform and these other digital and marketing resources function appropriately. Our commercialization of PHEXX may be adversely affected to the extent the PHEXX telehealth platform and our other online marketing resources do not work properly or are disrupted. To the extent any disruption or security breach results in a loss or damage to our data or applications, sensitive information or inappropriate disclosure of confidential or proprietary information, we may incur resulting liability and reputation damage, our product development programs and competitive position may be adversely affected and the further commercialization or development of our products may be delayed. Furthermore, we may incur additional costs to remedy the damage caused by these disruptions or security breaches and these costs could be significant.

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

Risks Related to Our Common Stock

There can be no assurance that we will be able to comply with the continued listing standards of OTCID.

The Company’s Common Stock was moved to and began trading on the Over-the-Counter Integrated Disclosure (OTCID), the new basic reporting market tier launched by the OTC Markets Group, at market open on July 1, 2025. OTC Markets has certain continued listing standards that we must meet to maintain our listing on the OTCID.

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

Our Common Stock is currently quoted for public trading on the OTCID under the symbol “EVFM”. The market price for our Common Stock is volatile and may fluctuate significantly in response to a number of factors, many of which we cannot control, such as potential irregularity in financial results from quarter to quarter, political developments related to women’s reproductive rights and contraception, the content and tone of media coverage and commentary, or changes in securities analysts’ recommendations, any of which could cause the price of our Common Stock to fluctuate substantially. Each of these factors, among others, could harm your investment in our securities and could result in your being unable to resell any of our securities that you purchase at a price equal to or above the price you paid.

In addition, the stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to companies operating performance. The market price for our Common Stock may be influenced by many factors, including:

●	failure to timely file future required filings;
●	the loss of key personnel;
●	the results of our efforts to commercialize PHEXX, SOLOSEC, or any other products, particularly in the event of a rebrand;
●	the results of our efforts to acquire or in-license products;
●	commencement or termination of any collaboration or licensing arrangement;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technology;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures and capital commitments;
●	additions or departures of key management personnel;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	new products, product candidates or new uses for existing products introduced or announced by our competitors, and the timing of these introductions or announcements;
●	results of clinical trials of product candidates of our competitors;
●	general economic and market conditions and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies, wars, terrorism and political unrest, outbreak of major disease, boycotts and other business restrictions;
●	regulatory or legal developments in the U.S. and other countries;
●	changes in the structure of healthcare payment systems;
●	conditions or trends in the biotechnology and biopharmaceutical industries;
●	actual or anticipated changes in earnings estimates, development timelines or recommendations by securities analysts;
●	announcement or expectation of additional financing efforts and related debt and equity issuances;
●	sales of Common Stock by us or our stockholders in the future, as well as the overall trading volume of our Common Stock;
●	stockholder activism;
●	any stockholder derivative actions; and
●	other factors described in this “Risk Factors” section.

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

Our Common Stock trades exclusively on OTCID. Securities quoted on OTC markets generally have lower trading volumes, fewer market makers, and greater price volatility than securities listed on national securities exchanges. As a result, the market for our Common Stock may be less liquid and more volatile. Limited trading volume and liquidity may make it difficult for investors to buy or sell shares at desired times or prices and may result in wider bid-ask spreads. Reduced liquidity may also increase the risk of significant price fluctuations in response to relatively small trades or news events. In addition, limited market liquidity and the absence of exchange listing may adversely affect our ability to raise additional capital and may result in reduced analyst coverage and institutional investor interest.

Because our Common Stock is subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our Common Stock, which adversely affects its liquidity and market price.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our Common Stock on the OTCID is presently less than $5.00 per share and therefore we are considered a “penny stock” company according to SEC rules. The “penny stock” designation requires any broker-dealer selling our securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our Common Stock and therefore reduce the liquidity of the public market for our shares. Moreover, as a result of apparent regulatory pressure from the SEC and the Financial Industry Regulatory Authority (FINRA), a growing number of broker-dealers decline to permit investors to purchase and sell or otherwise make it difficult to sell shares of penny stocks. The “penny stock” designation may have a depressive effect upon our Common Stock price.

Because we do not have sufficient authorized capital on a fully diluted basis, the excess outstanding capital exposes us to liability, and we may need to increase our authorized capital, effectuate a reverse split or obtain effective waivers from derivative securityholders.

As of December 31, 2025, and February 28, 2026, our authorized capital consists of 3,000,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock. As of December 31, 2025, of the authorized Common Stock, 126,685,925 shares were issued and outstanding and 1,380,978,452 shares were reserved for issuance under potential conversions of convertible notes, purchase rights, preferred shares, warrants and all other derivatives. As of February 28, 2026, of the authorized Common Stock, 126,685,925 shares were issued and outstanding and 1,395,303,768 shares were reserved for issuance under potential conversions of convertible notes, purchase rights, preferred shares, warrants and all other derivatives, exclusive of instruments for which the reservation requirement was waived by the respective holders. As such, our fully diluted capital structure is more than the amount of Common Stock we are authorized to issue. Therefore, we may need to either increase our authorized Common Stock, effectuate a reverse split, or effectuate another manner of reducing the number of instruments convertible to Common Stock. In addition, we may need to obtain requisite approvals or waivers and the current waivers may be rescinded relating to such.

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

A significant portion of our total outstanding shares of Common Stock may be sold into the public market at any time, which could cause the market price of our Common Stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our Common Stock in the public market could occur. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our Common Stock. Future issuances of our securities may cause additional reduction in the percentage interests of our current stockholders in the voting power, liquidation value, our book and market value, and in any future earnings. As of February 28, 2026, there were approximately 3,324 shares of our Common Stock subject to outstanding options which have been registered on registration statements on Form S-8. Furthermore, as of February 28, 2026, there were an aggregate of 1,395,303,768 shares reserved for issuance under potential conversions of convertible notes, purchase rights, preferred shares, warrants and all other derivatives, exclusive of instruments for which the reservation requirement was waived by the respective holders. We have granted (or are required to grant) certain of our security holders registration rights pursuant to our agreements with these holders, including agreements requiring us to register for resale the shares of our Common Stock issued upon the conversion or exercise of our convertible notes and related warrants.

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

We identified material weaknesses in our internal controls over financial reporting as of December 31, 2025 and 2024 and these or other material weaknesses could continue to materially impair our ability to report accurate financial information in a timely manner.

As of December 31, 2025 (the period covered by this Annual Report), the Company’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on such evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2025 due to the identified material weaknesses in internal control over financial reporting.

Management identified material weaknesses in the Company’s internal control over financial reporting primarily related to limited finance and accounting staffing levels that are not commensurate with the Company’s complexity and its financial accounting and reporting requirements. The Company continued to operate with a very lean finance and accounting department throughout 2025. Despite performing some remediation activities in 2024 and 2025, bringing new staff up to speed with key processes, including some very complicated financial instruments and transactions, the Company continued to lack the resources to fully monitor and operate internal controls of financial reporting. As such, the Company did not fully implement components of the COSO framework, including elements of the control environment, risk assessment, control activities, information and communication, and monitoring activities components. Management cannot assure that the measures that have been taken to date, and are continuing to be implemented, will be sufficient to remediate the material weaknesses identified or to avoid potential future material weaknesses.

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

We have never declared or paid cash dividends on shares of our Common Stock. As noted above, we are also restricted from paying cash dividends pursuant to our debt arrangements. Except as may be required to redeem our issued and outstanding promissory notes or shares of Series E-1 Shares, Series F-1 Shares, or Series G-1 Shares (each as defined herein; see Item 13), we currently plan to retain all our future earnings, if any, and any cash received through future financings to finance the growth and development of our business. Accordingly, capital appreciation, if any, of our Common Stock will be the sole source of gain for our common stockholders for the foreseeable future.

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

Any or all of these activities could cause our stock price to decline or experience periods of volatility, and could be particularly problematic as our company seeks to establish itself as a profitable commercial enterprise in a challenging environment.

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

Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with the Information Technology Consultant, who reports to our Director of Human Resources and the Chief Executive Officer, to manage the risk assessment and mitigation process.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock current trades on the OTCID tier of the OTC Markets under the symbol “EVFM”.

Holders of Common Stock

As of February 28, 2026, there were 126,685,925 shares of our Common Stock outstanding and 14 holders of record of our Common Stock. This number was derived from our stockholder records and does not include beneficial owners of our Common Stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2025, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K or our Quarterly Reports on Form 10-Q.

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

Our Series E-1 Shares earn shares dividends payable in either shares of Common Stock or as additional shares of Series E-1 Shares, at a rate of 10% per annum. On the 18-month anniversary of the initial issuance date for the Series E-1 Shares, the dividend rate increased by 30% on the first calendar day of each calendar quarter thereafter until no shares of Series E-1 Shares remain outstanding. Our Series G-1 Shares earn shares dividends payable in either shares of Common Stock or as additional shares of Series G-1 Shares, at a rate of 8% per annum.

Equity Compensation Plan Information

Information about our equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Annual Report.

Issuer Repurchases of Equity Securities

For the quarter ended December 31, 2025, we did not repurchase any equity securities.

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

Approved by the FDA on May 22, 2020, PHEXX is the first and only non-hormonal prescription contraceptive gel. It is locally acting, with no systemic activity, and used on-demand by women only when they have sex. Because PHEXX is a non-hormonal contraceptive, it is not associated with side effects of exogenous hormone use. In some women, these side effects may include depression, weight gain, headaches, loss of libido, mood swings and irritability. Taking hormones may not be right for some women, especially those with certain medical conditions, including clotting disorders hormone-sensitive cancer, diabetes, or a BMI over 30, or those who are breast feeding or who smoke. Per the National Center for Health Statistics (NCHS), more than 15.923 million women in the U.S. will not use a hormonal contraceptive.

Evofem has delivered PHEXX net sales growth in each consecutive year since it was launched in September 2020. Key growth drivers for 2025 included social media campaigns, participation in strategic medical conferences, and initiatives to expand use of PHEXX in women who take oral birth control pills in conjunction with GLP-1 prescription medications like Ozempic, Mounjaro and Zepbound for weight loss. These drugs may make oral birth control pills less effective at certain points in the dosing schedule. Per the products’ USPIs, prescribers are instructed to “advise patients using oral contraceptives to switch to a non-oral contraceptive method or add a barrier method” to prevent unintended pregnancy during these times.

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

23Daniels K and Abma J. Current Contraceptive Status Among Females Ages 15–49: United States, 2022–2023. NCHS Data Brief No. 539. August 2025. Data table for Figure 1, sourced from National Survey of Family Growth (NSFG) 2022–2023. https://www.cdc.gov/nchs/data/databriefs/db539.pdf

The Company also licensed commercial rights to SOLOSEC in MENA to Pharma 1 on May 19, 2025. Under this agreement, the licensed territory includes the UAE, Kuwait, Saudi Arabia, Qatar, Oman, and Jordan, with potential to expand into 15 other countries in the region. Pharma 1 is responsible for obtaining and maintaining any regulatory approvals required to market and sell SOLOSEC, and will handle all aspects of distribution, sales and marketing, pharmacovigilance and all other commercial functions in these countries. Evofem will supply product to Pharma 1 at a specified cost per unit. Pharma 1 filed for regulatory approval of SOLOSEC in the UAE in September 2025.

Under the 2020 Global Health Agreement with Adjuvant Capital, the Company has also submitted marketing applications for PHEXX under the trademark Femidence™ in Nigeria, Ethiopia, and Ghana. Femidence was approved in Nigeria on October 6, 2022, by the National Agency for Food and Drug Administration and Control. In October 2021, the Company submitted Femidence for approval in Mexico. The Company has not allocated resources to follow up with these regulatory bodies or advance commercialization in Nigeria due to fiscal constraints since October 2022.

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

PHEXX as a Contraceptive; Commercial Strategies

In September 2020, we commercially launched PHEXX in the United States. Our sales force promotes PHEXX directly to obstetrician/gynecologists (OB/GYNs) and their affiliated health professionals, who collectively write the majority of prescriptions for contraceptive products. Our sales force comprises regional sales representatives, sales managers, business directors, and a Senior Vice President of Commercial Operations. Additionally, we offer women direct access to PHEXX via a telehealth platform. Using this platform, women can directly meet with an HCP to determine their eligibility for a PHEXX prescription and, if eligible, have the prescription written by the HCP, then filled and mailed directly to them by a third-party pharmacy.

Our comprehensive commercial strategy for PHEXX includes marketing and product awareness campaigns targeting HCPs and women of reproductive potential in the U.S., including the approximately 15.924 million women who are not using hormonal contraception and the approximately 10.3 million women who are using a short-acting hormonal contraceptive, some of whom, particularly oral birth control pill users, may be ready to move to an FDA-approved, non-invasive, non-systemic hormone-free contraceptive, as well as certain identified target HCP segments. In addition to marketing and product awareness campaigns, our commercial strategy includes payer outreach and execution of our consumer digital and media strategy.

Key growth drivers for 2025 included social media campaigns, participation in strategic medical conferences, and initiatives to expand use of PHEXX in women who take oral birth control pills in conjunction with GLP-1 prescription medications like Ozempic, Mounjaro and Zepbound for weight loss. These drugs may make oral birth control pills less effective at certain points in the dosing schedule. Per the USPI, prescribers are instructed to “advise patients using oral contraceptives to switch to a non-oral contraceptive method or add a barrier method” to prevent unintended pregnancy during these times.

24Daniels K and Abma J. Current Contraceptive Status Among Females Ages 15–49: United States, 2022–2023. NCHS Data Brief No. 539. August 2025. Data table for Figure 1, sourced from National Survey of Family Growth (NSFG) 2022–2023. https://www.cdc.gov/nchs/data/databriefs/db539.pdf

We continue working to increase the number of lives covered and to gain a preferred formulary position for PHEXX.

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

As of December 2025, approximately 83% of commercial and Medicaid PHEXX prescriptions were being approved by payers.

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

Bacterial Vaginosis

Bacterial vaginosis (BV) affects an estimated 21 million women in the U.S., approximately 29% of the U.S. population, making it the most common vaginal condition in women ages 15-44. It results from an overgrowth of bacteria, which upsets the balance of the natural vaginal microbiome and can lead to symptoms including odor and discharge. Of interest, BV raises the pH of the vagina, making it a more friendly environment for trichomoniasis and other STIs; approximately 20% of BV patients also have Trich.

If left untreated, BV can have serious health consequences. Untreated or improperly treated BV is associated with increased risk of infection with STIs like HPV, herpes, Trich, chlamydia, gonorrhea, and HIV, as well as transmission of STIs to a partner. Additional risks include developing pelvic inflammatory disease (PID), which can threaten a woman’s fertility, and complications with gynecological surgery.

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

SOLOSEC’s one-and-done dosing and the resulting high level of compliance is believed to be a significant differentiator. Non-compliance to a multi-day metronidazole regimen is a contributing factor to persistent Trich or BV; both ACOG and the CDC no longer recommend single dose metronidazole to treat Trich in women.

A Phase 4 investigator-led randomized, open-label, parallel arm clinical trial is underway to evaluate the efficacy and cost-effectiveness of secnidazole (SOLOSEC 2 g, one dose administered one time) versus metronidazole (Flagyl® 500 mg, administered twice daily for seven days) for the treatment of Trich in men and women. Study investigators hypothesize that, in the current clinical trial, the rate of repeat infections with T. vaginalis will be 1.75 lower in the SOLOSEC arm versus the multi- dose oral metronidazole arm and that single-dose SOLOSEC will have higher initial cost but will be more cost effective compared to multi-dose metronidazole, largely due to lower breakthrough rates of infection. This trial is directly funded by the National Institutes of Health (NIH).

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

Cost of Goods Sold

Inventory costs include all purchased materials, direct labor, and manufacturing overhead. In addition, in prior years we accrued quarterly royalty amounts that would have been due pursuant to our license agreement with Rush University had their application for patent term extension (PTE) been granted. The royalty expenses accrued were amounts equal to a single-digit percentage of our gross quarterly receipts, less certain deductions incurred in the quarter based on a sliding scale. Due to the patent expiration, no royalty costs were recorded for the year ended December 31, 2025. For the year ended December 31, 2024, $0.8 million was included in the costs of goods sold in the consolidated statement of operations. As described in Note 7 – Commitments and Contingencies, no further royalties are payable to Rush University now that the patent has expired. The amounts that had been previously accrued but were unpaid as of December 31, 2024 were reversed in the current period, which had a favorable impact on the total operating expenses during the year ended December 31, 2025 of approximately $1.9 million that is not expected to be repeated in future periods. Due to the materiality and the one-time nature of the reversal, the amount was included in the gain on change in accounting estimates on contingent royalty liability in the consolidated statement of operations.

We are obligated to pay quarterly royalties under the SOLOSEC Asset Purchase Agreement dated July 14, 2024; this royalty is based on a percentage of SOLOSEC net sales, adjusted for co-pay program costs. There are no minimum quarterly or annual royalty amounts. Such royalty costs were approximately $0.1 million and immaterial for the years ended December 31, 2025 and 2024, respectively.

In the year ended December 31, 2025, cost of goods sold also included a loss on inventory write-down for excess and obsolescence as well as a loss on inventory purchase commitment of approximately $1.0 million. Less than $0.1 million was recorded related to inventory write-down for excess and obsolescence in the year ended December 31, 2024.

Operating Expenses

Research and Development Expenses

Our research and development expenses primarily consist of costs associated with ongoing improvements related to our products. These expenses include:

●	ongoing improvements of manufacturing and analytical efficiency;
●	ongoing product characterization and process optimization;
●	alternative raw material evaluation to secure an uninterrupted supply chain and reduce cost of goods sold;
●	employee-related expenses, including salaries, benefits, travel and noncash stock-based compensation expense; and
●	facilities, depreciation, and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment, and research and other supplies.

We expense internal and third-party research and development expenses as incurred. We do not anticipate significant investment in clinical development for the foreseeable future.

Selling and Marketing Expenses

Our selling and marketing expenses consist primarily of PHEXX and SOLOSEC commercialization costs, the PHEXX telehealth platform, training, salaries, benefits, travel, noncash stock-based compensation expense, other related costs for our employees and consultants, and the Prescription Drug User Fee Act (PDUFA) fees we are required to pay to the FDA for our products.

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

Other Income (Expense)

Other income (expense) consists primarily of interest expense and the fair value adjustments of financial instruments issued in various capital raise transactions, including loss on issuance of financial instruments, change in fair value adjustments, and gains or losses on debt extinguishment. The change in fair value of financial instruments was recognized as a result of mark-to-market adjustments for those financial instruments.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (GAAP). The preparation of consolidated financial statements requires us to make use of estimates, assumptions and judgments that affect the reported amounts of assets, expenses, and liabilities, as well as the disclosure of contingent liabilities on the date of the consolidated financial statements. Management bases its estimates, assumptions, and judgments on historical experience and on various other factors it believes to be reasonable under the circumstances. Different estimates, assumptions and judgments may change the estimate used in the preparation of our consolidated financial statements, which, in turn, could materially change our results from those reported. Management evaluates its use of estimates, assumptions, and judgments on an ongoing basis. However, if our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may have a material adverse effect on our consolidated statements of operations, liquidity, and financial condition. We believe the following critical accounting policies involve significant areas where management applies estimates, assumptions, and judgments in the preparation of our consolidated financial statements. See Note 2 - Summary of Significant Accounting Policies.

Revenue Recognition and Trade Accounts Receivable

We recognize revenue from the sale of our products in accordance with ASC 606, Revenue from Contracts with Customers (ASC 606). The provisions of ASC 606 require the following steps to determine revenue recognition: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

In accordance with ASC 606, we recognize revenue when our performance obligation is satisfied by transferring control of the product to a customer. Any payments received before we satisfy our performance obligations are considered deferred revenue until the obligations are satisfied. In accordance with our contracts with customers, control of the product is transferred upon the conveyance of title, which typically occurs when the product is sold to and received by a customer. Our customers are primarily located in the U.S., and as of the fourth quarter of 2025, in the UAE, and consist of wholesale distributors, retail pharmacies, and mail-order specialty pharmacies. Payment terms typically range from 31 to 66 days, include prompt pay discounts, and vary by customer. Trade accounts receivable due to us from contracts with customers are stated separately in the consolidated balance sheets, net of various allowances as described in the Trade Accounts Receivable policy in Note 2 - Summary of Significant Accounting Policies.

The amount of revenue recognized is equal to the amount of consideration that is expected to be received from the sale of product to our customers. Revenue is only recognized when the performance obligation is satisfied. To determine whether a significant reversal will occur in future periods, we assess both the likelihood and magnitude of any such potential reversal of revenue.

Our products are sold to customers at the wholesale acquisition cost. However, we record product revenue net of estimates for applicable variable consideration.

Revenue recognition is subject to uncertainty due to the variable consideration estimates that are required to be made by management. These estimates include chargebacks, rebates, and patient support programs. Management must estimate and accrue for these amounts primarily by estimating the portion of product in the distribution supply channel at the reporting date that will be sold through to an entity or end user that will result in a variable consideration expense, which is recorded as a reduction of revenue. To accomplish this, management relies on historical sales data showing the amount of various end-user consumer types, inventory reports from the wholesale distributors and mail-order specialty pharmacy, and other relevant data reports. The recorded variable consideration is directly sensitive to the estimated inputs made by management that are used in the calculation. The total reserves for variable consideration were $11.7 million and $7.2 million, as of December 31, 2025 and 2024, respectively.

Fair Value of the Baker Notes

The owner of the Baker Notes became Future Pak, LLC under the July 2024 Assignment (as defined in Note 4 - Debt) in July 2024.

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

The fair value of the Baker Notes is determined using a Monte Carlo simulation-based model and is subject to uncertainty due to the assumptions used in the model. The fair value of the Baker Notes is sensitive to these estimated inputs made by management that are used in the calculation. The Monte Carlo simulation takes into account several embedded features and factors and management inputs, including the exercise of the repurchase rights, the Company’s future revenues, meeting certain debt covenants, the maturity term of the note and dissolution. For the dissolution scenario, the cost approach, an adjusted net asset value method was used to determine the net recoverable value of the Company, including an estimate of the fair value of the Company’s intellectual property. The estimated fair value of the Company’s intellectual property was valued using a relief from royalty method which required management to make significant estimates and assumptions related to forecasts of future revenues, and the selection of the royalty (5.0%) and discount (17.0%) rates.

The fair value of the Baker Notes is subject to uncertainty due to the assumptions that are used in the Monte Carlo simulation-based model. These factors include but are not limited to the Company’s future revenues, and the probability and timing of the exercise of the repurchase right. The fair value of the Baker Notes is sensitive to these estimated inputs made by management that are used in the calculation.

The fair value of the Baker Notes was $15.5 million and $13.8 million as of December 31, 2025 and 2024, respectively.

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

The fair value of the SOLOSEC contingent liabilities will be updated at each reporting period using the methodology described above. Any changes to the fair value will be recorded as an adjustment to the carrying value of both the contingent liabilities and the SOLOSEC Intellectual Property (IP) intangible asset as per ASC 323, Investments – Equity Method and Joint Ventures (ASC 323). Periodic intangible amortization will also be prospectively updated based on the new fair value of the SOLOSEC IP.

The fair value of the SOLOSEC contingent liabilities were $4.7 million and $9.6 million as of December 31, 2025 and 2024, respectively.

Fair Value of the Exchanged SSNs and Aditxt Notes

The fair value of the Exchanged SSNs and Aditxt Notes was determined by estimating the fair value of the Market Value of Invested Capital (MVIC) of the Company on a going-concern basis. This was estimated using a form of the market approach where comparable market revenue multiples were selected and applied to the Company’s forward revenue forecast to ultimately derive a MVIC indication. An option-pricing model (OPM) was then applied to value the Exchanged SSNs by allocating the estimated MVIC through the Company’s capital structure including the more senior notes payoff in a hypothetical exit event. Under the OPM, each debt or equity class is modeled as a call option with a distinct claim on the total value of the Company. The option’s exercise price is based on the Company’s total value available for each participating security holder. By constructing a series of options in which the exercise price is set at incremental levels of value, which correspond to the value necessary for each level of equity to participate, we determined the incremental option value of each series. When multiplied by the percentage of ownership of each equity class participating, the result is the incremental value allocated to each class under that series.

Fair Value of Stock Options, Preferred Stock, Purchase Rights, and Warrants

Upon issuance of financial instruments, they are initially measured at fair value and reviewed for the appropriate classification (liability or equity). Financial instruments determined to require liability accounting are subsequently re-measured with changes in fair value being recognized as a component of other income (expense), net in the consolidated statements of operations. Financial instruments are valued using an OPM, such as Black-Scholes, based on the applicable assumptions, which include the exercise price of the warrant, option, or purchase right, time to expiration, expected volatility of our peer group, risk-free interest rate, and expected dividends. The Company re-evaluates the classification of its financial instruments at each balance sheet to determine their proper balance sheet classification. The assumptions used in the OPM are considered level 3 assumptions and include, but are not limited to, the market value of invested capital, the Company’s cumulative equity value as a proxy for the exercise price, the expected term the instruments will be held prior to exercise and a risk-free interest rate, and probability of change of control events.

Inventories

Inventories, consisting of purchased materials, direct labor, and manufacturing overheads, are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. At each balance sheet date, the Company evaluates ending inventories for excess quantities, obsolescence, or shelf-life expiration. The evaluation includes an analysis of current and future strategic plans, anticipated future sales, the price projections of future demand, and the remaining shelf life of goods on hand. To the extent that the Company determines there is excess or obsolete inventory or quantities with a shelf life too near its expiration to reasonably be expected to be sold prior to their expiration, the Company adjusts the carrying value to estimated net realizable value in accordance with the first-in, first-out inventory costing method.

Results of Operations

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024 (in thousands):

Net Product Sales

	Years Ended December 31,		2025 vs. 2024
	2025	2024	$ Change	% Change

Product sales, net	$20,183	$19,363	$820	4%

The increase in product sales, net, reflects the impact of the PHEXX price increase that took effect on January 1, 2025, slight improvements in gross-to-net, and sales of SOLOSEC for the entire year in 2025 compared to only a partial year in 2024. The increase was partially offset by a small decrease in the number of PHEXX units sold in 2025.

Cost of Goods Sold

	Years Ended December 31,		2025 vs. 2024
	2025	2024	$ Change	% Change

Cost of goods sold	$4,617	$3,834	$783	20%

The increase in cost of goods sold was primarily due to the write-down of $0.7 million for SOLOSEC inventory which is identified as excess based on current demand forecasts and expected expiration dates, coupled with a $0.3 million loss related to a firm inventory purchase commitment for SOLOSEC. This decrease was partially offset by the absence of expense related to the contingent Rush Royalty liability in the current year while it was recorded in the prior year.

Gain on Change in Accounting Estimates on Contingent Royalty Liability

	Years Ended December 31,		2025 vs. 2024
	2025	2024	$ Change	% Change

Gain on change in accounting estimates on contingent royalty liability	$(1,933)	$-	$(1,933)	(100)%

The gain on change in accounting estimates on contingent royalty liability was due to the reversal of previously accrued but unpaid amounts related to the Rush Royalty as a result of the additional information obtained during the third quarter of 2025, including clarification by the FDA that no PTE should be granted. See Note 7 – Commitments and Contingencies for more information regarding this reversal.

Amortization of Intangible Asset

	Years Ended December 31,		2025 vs. 2024
	2025	2024	$ Change	% Change

Amortization of intangible asset	$499	$619	$(120)	(19)%

The decrease in amortization of intangible asset primarily reflects the decrease in value of the SOLOSEC intangible asset in 2025 based on the quarterly valuations of the related contingent liabilities. As the asset value decreases, the quarterly amortization also decreases. Such decrease was partially offset by a full-year of amortization in 2025, versus only a partial-year of amortization in 2024 following the close of the SOLOSEC acquisition in July 2024.

Research and Development Expenses

	Years Ended December 31,		2025 vs. 2024
	2025	2024	$ Change	% Change

Research and development	$(3,447)	$1,845	$(5,292)	(287)%

The decrease in research and development expenses was primarily due to the settlement of a portion of the Company’s trade payables and accrued liabilities, which resulted in a $5.6 million reduction in research and development expenses in the current period. The decrease was partially offset by a $0.4 million increase in outside services costs.

Selling and Marketing Expenses

	Years Ended December 31,		2025 vs. 2024
	2025	2024	$ Change	% Change

Selling and marketing	$9,682	$9,176	$506	5%

The increase in selling and marketing expenses was primarily due to a $0.3 million increase in PDUFA fees and outside services and an increase of $0.2 million in sales support costs.

General and Administrative Expenses

	Years Ended December 31,		2025 vs. 2024
	2025	2024	$ Change	% Change

General and administrative	$7,393	$11,565	$(4,172)	(36)%

The decrease in general and administrative expenses was primarily due to a $1.6 million decrease in personnel costs, a $1.3 million decrease in business insurance and facilities costs due to a non-recurring impairment of property and equipment recorded in 2024, and a $1.2 million decrease in professional services fees related to legal and finance.

Total Other Income (Expense), Net

	Years Ended December 31,		2025 vs. 2024
	2025	2024	$ Change	% Change

Total other income (expense), net	$(2,979)	$(1,184)	$(1,795)	(152)%

Total other expense, net, for the year ended December 31, 2025 included $2.6 million of interest expense primarily related to the Adjuvant Note and a $0.4 million loss on the change in fair value of financial instruments.

Total other expense, net, for the year ended December 31, 2024 primarily included a $3.3 million loss on the issuance of financial instruments related to the anti-dilution adjustment for the purchase rights, $2.2 million of interest expense related to the Adjuvant Note, and $0.2 million interest expense related to Medicaid payments. These expenses were partially offset by a $3.7 million gain on the change in fair value of financial instruments and a $1.0 million gain related to the Baker Notes extinguishment.

Liquidity and Capital Resources

Overview

As of December 31, 2025, we had a working capital deficit of $69.5 million and an accumulated deficit of $897.4 million. We have financed our operations to date primarily through the issuance of preferred stock, Common Stock, warrants, and convertible and term notes; cash received from private placement transactions; and product sales. As of December 31, 2025, we had approximately $0.6 million in cash and cash equivalents comprised entirely of restricted cash equivalents available for use as prescribed in the Adjuvant Notes (as defined in Note 4 - Debt). Our cash and cash equivalents, including restricted cash, include amounts held in checking accounts. Management believes that the Company’s cash and cash equivalents as of December 31, 2025 are insufficient to fund operations for at least the next 12 months from the date on which this Annual Report on Form 10-K is filed with the SEC.

We have incurred losses and negative cash flows from operating activities since inception. In 2025, we focused on further improving and increasing PHEXX and SOLOSEC access and delivered our fifth consecutive year of PHEXX net sales growth. We have restructured some of our trade payables with extended terms and implemented measures to better align our cost structure with projected revenues.

In 2026, we will continue to focus on top-line growth and while maintaining a lean operating structure. We will continue to explore opportunities for Nasdaq listing of our common stock, organic growth, entry into new markets, and potential expansion of our product offerings beyond PHEXX and SOLOSEC.

As of December 31, 2025 the Company’s significant commitments include the Baker Notes, Adjuvant Notes, SSNs, and Aditxt Notes as described in Note 4 - Debt and fleet leases, the SOLOSEC contingent liability, and the potential settlement amount with TherapeuticsMD as described in Note 7 - Commitments and Contingencies. The purpose of these commitments is to further the commercialization of PHEXX and SOLOSEC. Management’s plans to meet the Company’s cash flow needs in the next 12 months include generating revenue from the sale of PHEXX and SOLOSEC, further restructuring of the Company’s current payables, and obtaining additional funding through means such as the issuance of its capital stock, non-dilutive or dilutive financings, or through collaborations or partnerships with other companies, including license agreements for PHEXX and/or SOLOSEC in the U.S. or foreign markets, or other potential business combinations.

If the Company is not able to obtain the required funding through a significant increase in revenue, equity or debt financings, license agreements for our products in the U.S. or foreign markets, or other means, or is unable to obtain funding on terms favorable to the Company, there will be a material adverse effect on commercialization and development operations and the Company’s ability to execute its strategic development plan for future growth. If the Company cannot successfully raise additional funding and implement its strategic development plan, the Company may be forced to make further reductions in spending, including spending in connection with its commercialization activities, extend payment terms with suppliers, liquidate assets where possible at a potentially lower amount than as recorded in the consolidated financial statements, suspend, or curtail planned operations, or cease operations entirely. Any of these could materially and adversely affect the Company’s liquidity, financial condition and business prospects, and the Company would not be able to continue as a going concern. The Company has concluded that these circumstances and the uncertainties associated with the Company’s ability to obtain additional equity or debt financing on terms that are favorable to the Company, or at all, and otherwise succeed in its future operations raise substantial doubt about the Company’s ability to continue as a going concern.

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

The opinion of our independent registered public accounting firm on our audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Future reports on our consolidated financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. Our audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024 included in this Annual Report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue our operations.

Debt and Equity Financings

As described in Note 4 - Debt, during the year ended December 31, 2025, we entered into the Aditxt Notes and the financing agreement with First Insurance Funding for total net proceeds to the Company of approximately $2.8 million, partially offset by the payment of short-term debt and quarterly cash payments due under the Fourth Baker Amendment.

During the year ended December 31, 2024, we entered into an insurance premium financing agreement with First Insurance Funding (FIF), which resulted in a financing inflow of $0.4 million in the statement of cash flows. Additionally, as part of the funding requirement by Aditxt pursuant to the A&R Merger Agreement, the Company issued a total of 4,000 Series F-1 Shares to Aditxt for an aggregate purchase price of $4.0 million plus $1.0 million in reinstatement proceeds for a total of $5.0 million from Aditxt during the year ended December 31, 2024.

Summary Statements of Cash Flows

The following table sets forth a summary of the net cash flow activity for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,		2025 vs. 2024
	2025	2024	$ Change	% Change
Net restricted cash and cash equivalents used in operating activities	$(1,992)	$(3,885)	$1,893	49%
Net restricted cash and cash equivalents used in investing activities	(62)	(569)	507	89%
Net restricted cash and cash equivalents provided by financing activities	1,891	4,615	(2,724)	(59)%
Net change in cash and restricted cash	$(163)	$161	$(324)	(201)%

Cash Flows from Operating Activities. During the year ended December 31, 2025, the primary use of cash, cash equivalents and restricted cash in operating activities was driven by net income of $0.4 million less net adjustments to reconcile net income to net restricted cash and cash equivalents used in operating activities of $3.0 million. The cash used in operating activities was also driven by the increase in trade accounts receivable of $2.6 million as well as decreases in accrued compensation of $0.9 million, contingent liabilities of $0.5 million, and the purchase of inventory of $0.3 million. The use of cash, cash equivalents, and restricted cash in operating activities was partially offset by an increase in accrued expenses and other liabilities of $4.5 million and decreases in prepaid expenses and other current assets of $0.4 million and in accounts payable of $0.2 million.

During the year ended December 31, 2024, the primary use of restricted cash and cash equivalents in operating activities was driven by net loss of $8.9 million offset by net adjustments to reconcile net loss to net cash, cash equivalents, and restricted cash used in operating activities of $4.1 million. The cash used in operating activities was also driven by the payment of trade payables of $0.9 million, a decrease in prepaid and other assets of $0.3 million, and lower customer collections of $4.1 million, partially offset by increases in accrued expenses and other liabilities of $5.3 million, and accrued compensation of $0.9 million.

Cash Flows from Investing Activities. During the year ended December 31, 2025, the primary use of restricted cash and cash equivalents was the payment of legal and accounting fees related to the acquisition of SOLOSEC which had previously been recorded as accounts payable. During the year ended December 31, 2024, the primary use of cash, cash equivalents and restricted cash was the acquisition of the SOLOSEC asset.

Cash Flows from Financing Activities. During the year ended December 31, 2025, the primary source of cash, cash equivalents and restricted cash was related to the Aditxt Notes and the financing agreement with First Insurance Funding for total net proceeds to the Company of approximately $2.8 million, partially offset by the payment of short-term debt and quarterly cash payments due under the Fourth Baker Amendment of $0.9 million. During the year ended December 31, 2024, the primary source of cash, cash equivalents, and restricted cash was from the $1.0 million received from Aditxt in order to reinstate the Merger Agreement as described above as well as the $4.0 million in Series F-1 Preferred Stock purchased by Aditxt, and the finance agreement with First Insurance Funding for $0.4 million. These inflows were offset by $0.8 million payments under the Baker Notes and short-term debt.

Operating and Capital Expenditure Requirements

Our specific future operating and capital expense requirements are difficult to forecast. However, we can anticipate the general types of expenses and areas in which they might occur. In 2026, while we expect to maintain a lean operating structure at approximately the same level as 2025; should resources become available we may increase marketing spend to drive further sales growth.

Contractual Obligations and Commitments

Operating Leases

On December 31, 2025, operating lease Right-of-Use (ROU) assets and lease liabilities were $0.2 million each and were $0.1 million each on December 31, 2024. See Note 7 - Commitments and Contingencies for more detailed discussions on leases and financial statements information under ASC 842, Leases.

Other Contractual Commitments

As described in Note 7 - Commitments and Contingencies, in November 2019, the Company entered into a supply and manufacturing agreement with a third-party to manufacture PHEXX, with potential to manufacture other product candidates, in accordance with all applicable current good manufacturing practice regulations. There were approximately $2.0 million in purchases under the supply and manufacturing agreement for each of the years ended December 31, 2025 and 2024.

As described in Note 7 - Commitments and Contingencies, the Company also has commitments related to the SOLOSEC asset acquisition including a commitment to purchase inventory from the seller at a pre-defined price through the earlier of November 2026 or when the Company provides a 10-day notice of termination. The Company is also obligated to pay contingent liabilities and quarterly royalties based on SOLOSEC net revenue over the Earnout Term as described in Note 7 - Commitments and Contingencies.

Intellectual Property Rights

As described in Note 7 - Commitments and Contingencies, royalty costs estimated to be payable to Rush University pursuant to the Rush License Agreement were $0.8 million for the year ended December 31, 2024. No such amounts were incurred for the year ended December 31, 2025 due to the expiration of the Rush patent. As of December 31, 2024, approximately $1.9 million were included in accrued expenses in the consolidated balance sheet and no such accrual existed at December 31, 2025 due to the gain on change in accounting estimates on contingent royalty liability recorded during the year ended December 31, 2025.

As described in Note 7 - Commitments and Contingencies, the Company is also obligated to pay a quarterly royalty in amounts equal to a certain percentage of the SOLOSEC net revenue, beginning July 14, 2024. There are no minimum quarterly or annual royalty payment amounts. Such royalty costs were $0.1 million and immaterial for the years ended December 31, 2025 and 2024, respectively, and none of the other milestones triggering payment of any contingent liabilities were attained. As of December 31, 2025, $0.1 million and $4.6 million related to the future payments related to the SOLOSEC acquisition, including sales-based payments, one-time payment, and quarterly royalty payments, was included in contingent liabilities – current and contingent liabilities – noncurrent, respectively, in the consolidated balance sheet. Such amounts were $0.2 million and $9.3 million, respectively, as of December 31, 2024.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2025 (the period covered by this Annual Report), the Company’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on such evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2025 due to the identified material weaknesses in internal control over financial reporting as discussed below.

Notwithstanding the conclusion by the principal executive officer and principal financial officer that the disclosure controls and procedures as of December 31, 2025 were not effective and the material weaknesses identified in internal controls over financial reporting described below, management believes that the consolidated financial statements and related financial information included in this Annual Report on Form 10-K fairly present in all material respects the Company’s financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Management, under the supervision and with the participation of the principal executive officer and principal financial officer, conducted an assessment of the effectiveness of internal controls over financial reporting as of December 31, 2025, based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO framework). Based on this assessment, management concluded that, as of December 31, 2025, its internal controls over financial reporting were not effective due to the existence of material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis.

Management identified material weaknesses in the Company’s internal control over financial reporting primarily related to limited finance and accounting staffing levels that are not commensurate with the Company’s complexity and its financial accounting and reporting requirements. The Company continued to operate with a very lean finance and accounting department throughout 2025. Despite performing some remediation activities since the material weakness was first identified in 2023, the Company still lacks the resources to fully monitor and operate internal controls of financial reporting.

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

Changes in Internal Control over Financial Reporting

Except for the remediation activities described in the preceding paragraphs, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Board of Directors

Our Board currently consists of eight seats with three vacancies. Vacancies on the Board may be filled by potential candidates nominated by the Nominating and Corporate Governance Committee of the Board, who may seek out potential candidates that meet the criteria for selection as a Board nominee and have the specific qualities or skills being sought, and one or more of such candidates may be appointed as directors as appropriate and in accordance with the Company’s organizational documents. The vacancies, if filled, will be filled until the end of the class term. Our Board is divided into classes as set forth below, each serving three-year terms until their respective successors are duly elected and qualified:

●	Our Class I directors are Kim Kamdar, Ph.D., Colin Rutherford, Lisa Rarick, M.D., and Tony O’Brien and their terms expire at the Annual Meeting of Stockholders in 2028;

●	Our Class II director is Saundra Pelletier and her term expires at the Annual Meeting of Stockholders in 2026.

There are no familial relationships among our current directors and executive officers.

The following table lists the names, ages as of February 28, 2026, and positions of the individuals who serve as our directors:

Name and Principal Occupation	Age	Director Since	Board Committees	Other Current Public Directorships

Class I Directors

Colin Rutherford | Independent Current member of the board of Spanish based Biopharma Hifas da Terra SA	67	2015	A*	New River REIT, PLC

Kim Kamdar, Ph.D. | Independent Managing Partner, Domain Associates, LLC	58	2011	A, C, N*	Seraphina Therapeutics, Inc. Truvian Sciences

Lisa Rarick, M.D. | Independent Board-certified Obstetrician/ Gynecologist and Regulatory Affairs Expert	66	2020	N

Class II Directors

Tony O’Brien | Independent Former Director General of Ireland’s Health Service Executive	63	2018	A, C*	Global Leadership and Governance Solutions Limited

Class III Directors

Saundra Pelletier | Interim Chair of the Board of Directors President and Chief Executive Officer, Evofem Biosciences, Inc.	56	2013		IMAC Holdings, Inc.; Windtree Therapeutics, Inc.

A	Audit Committee

C	Compensation Committee

N	Nominating and Corporate Governance Committee

*	Committee Chair

Board Demographics

The charts below represent certain demographics of the current composition of our directors.

We discuss in the Non-employee Directors section below the qualifications, attributes and skills that led our Board to conclude that each of our directors should serve as a director.

Executive Officers

The following table sets forth certain information regarding our executive officers and their respective ages as of February 28, 2026. All executive officers are at-will employees.

Saundra Pelletier

Chief Executive Officer, Evofem Biosciences, Inc. Age: 56

Background

●	Since joining the Company in 2015, Ms. Pelletier has been responsible for Evofem’s evolution, including the Company’s transition to the public market in January 2018 and multiple debt and equity financing rounds.
●	Under her leadership, the Company launched its first commercial product in September 2020. PHEXX is the first and only hormone-free, on-demand, prescription vaginal gel approved in the U.S. for the prevention of pregnancy.
●	Ms. Pelletier brings more than two decades of broad executive leadership experience to Evofem, including a strong track record driving multiple billion-dollar product launches, expanding commercial capabilities in ex-U.S. markets and advocating for women’s health. Throughout her career, she has had oversight and accountability for Sales, Marketing, Operations, Medical Affairs, Regulatory Affairs, Manufacturing, Customer Service, Business Development, and Strategic Partnerships.
●	Ms. Pelletier was previously the founding CEO of Woman Care Global (WCG), an international nonprofit organization focused on creating sustainable supply chains that delivered products to women in more than 100 developing countries. Under her leadership, WCG secured approximately $68M in committed funding from major foundations and USAID.
●	Earlier in her career, Ms. Pelletier served as Corporate Vice President and Global Franchise Leader for G.D. Searle, where she managed a $250 million business unit focused on women’s healthcare. She later moved to Women First Healthcare, where she served as Vice President of Pharmaceuticals and raised $40 million in capital.
●	She is a Director of TRACON Pharmaceuticals, Inc., a clinical stage biopharmaceutical company focused on novel targeted therapeutics for cancer, where she serves as the chair of the Governance/Nomination Committee and is a member of the Audit Committee.
●	Ms. Pelletier is a published author, skilled moderator, and coveted keynote speaker. She has appeared at TEDx San Diego, Harvard School of Public Health, Davos World Economic Forum, the Clinton Global Initiative, MAKERS Conference, Women Deliver, University of Virginia’s Darden School of Business, University of Oregon’s Lundquist School of Business and University of California, San Diego. She was named as a New Champion for Reproductive Health by the United Nations Foundation, awarded the Athena San Diego’s Pinnacle Award for Life Sciences, named 2019 Businesswoman of the Year by the San Diego Business Journal, and named to Inc. Magazine’s 2020 Female Founders 100 List.

Ivy Zhang

Chief Financial Officer Age: 48

Background

●	Ivy Zhang is a trusted leader who is dedicated to advancing Evofem Biosciences’ mission of addressing the unmet sexual and reproductive health needs of women. She has more than 17 years of financial and accounting experience spanning diverse industries, including pharmaceuticals and medical devices, and leads the Company’s finance organization and financial activities including financial planning and analysis, accounting, external audit, tax, controllership, and treasury functions.
●	Ms. Zhang re-joined Evofem as Chief Financial Officer and Secretary in April 2023 from HUYABIO International, where she served as Vice President Controller.
●	Previously Ms. Zhang held increasingly senior finance roles at Evofem from March 2018 until November 2022. She served as Director of SEC Reporting and SOX Compliance until her promotion to Controller in April 2020.
●	Earlier in her career, she served in finance positions for approximately seven years at Ernst & Young LLP, and for more than two and a half years at SeaSpine Holdings Corporation (a public medical and therapeutic technology and device company).
●	Ms. Zhang holds a Master’s in Assurance from Virginia Tech and a Master’s in Economics from the University of Victoria, Canada. She is a certified public accountant (CPA) in the state of California.

Non-Employee Directors

KEY EXPERIENCE AND QUALIFICATIONS

We believe Mr. O’Brien’s extensive experience as an executive and member of the boards of directors for health care and life sciences companies qualifies him to be a member of our Board.

Tony O’Brien, 63		CAREER HIGHLIGHTS

Independent Director Since: January 2018	●	Director General of Ireland’s Health Service Executive (HSE), an organization responsible for the provision of health and personal social services for the residents of Ireland (2012 to 2018)
Committees:	●	Chief Operating Officer of the Department of Health’s Special Delivery Unit and a member of the Department’s Management Board (2011 to 2014)
	●	Director of Clinical Strategy and Programs in the HSE (2011 to 2012)
● Audit	●	Chief Executive Officer of the National Treatment Purchase Fund (2011 to 2013)
● Compensation (Chair)	●	Chief Advisor to the HSE on the implementation of the National Cancer Control Strategy (2006 to 2010)
	●	Project Director for the National Plan for Radiation Oncology (2005 to 2008)
	●	Chairman of the National Cancer Registry Board (2009 to 2012)
	●	Founding Chief Executive Officer of the National Cancer Screening Service (2007 to 2011)
	●	Director of BreastCheck, CervicalCheck (2002 to 2010)
	●	Associate and Interim Director of the National Cancer Control Programme (2007 to 2011)
	●	Chief Executive of the Irish Family Planning Association (1991 to 2002)
	●	Chief Executive of the UK Family Planning Association (1995 to 1996)
	●	Chartered Director of the Institute of Directors in Ireland
	●	Adjunct Assistant Professor in Health Strategy and Management at Trinity College Dublin

OTHER PROFESSIONAL EXPERIENCE AND COMMUNITY INVOLVEMENT

	●	Director and owner of Global Leadership and Governance Solutions Limited, a private limited company organized in the Republic of Ireland

EDUCATION

	●	M.Sc. in Management Practice from Trinity College, University of Dublin

KEY EXPERIENCE AND QUALIFICATIONS

We believe that Mr. Rutherford is qualified to serve as a member of our Board because of his prior experience as a member of Private Evofem’s board of directors and his many years of finance and operations leadership experience in the health care and life sciences industries.

Colin Rutherford, 67		CAREER HIGHLIGHTS

Independent Director Since: November 2015	●	Former Chairman and CEO of LSE quoted European finance specialist Euro-Sales Plc (with 18 offices across Europe), sold to Royal Bank of Scotland Plc (2000 to 2002)
(Private Evofem); January 2018 (Evofem Biosciences)	●	Former Chairman of SGI Funds, a Guernsey-, Cayman- and Hong Kong-based diversified fund management group (2004 to 2009)
Committees:	●	Former Chairman and CEO of the LSE quoted UK fund management group, MAM Funds Plc (2008 to 2011)
● Audit (Chair)	●	Former Member of the board and Audit Committee Chairman of Mitchells & Butlers Plc, the LSE’s largest quoted hospitality group (2013 to 2021)
	●	Former Member of the board and Audit Committee Chairman of the MSE quoted Oil & Gas shipping logistics business, Renaissance Services SAOG, based in Muscat and Dubai (2007 to 2019)
	●	Former Chairman of European Health Care Group before its acquisition by two U.S.-based hedge funds (2012 to 2014)
	●	Current Member of the Board of Meallmore Health Care Group (2014 to Present)
	●	Current Member of the Board of Spanish based Biopharma Hifas da Terra SA, a leader in the field of mycotherapy-related oncology products (2018 to Present)
	●	Current Chairman of Brookgate Limited, a UK property development business backed by Goldman Sachs and Sixth Street (2010 to Present)
Former visiting Professor at Edinburgh University’s Business School

EDUCATION

	●	A member of the Scottish Institute of Chartered Accountants, he graduated in Accountancy and Finance from Heriot Watt University in 1980 and qualified with Deloitte (formerly Touche Ross) in 1984.
	●	Harvard Business School Alumni, having attended over a 10-year period and subsequently Chairing the HBS/YPO Presidents leadership seminar for 5 years.

KEY EXPERIENCE AND QUALIFICATIONS

We believe that Dr. Rarick is qualified to serve as a member of our Board because of her extensive experience in health care/women’s health matters as well as her vast prior experience with regulatory matters and the life sciences industry.

Lisa Rarick, M.D., F.A.C.O.G., 66		CAREER HIGHLIGHTS
Independent
Director Since: February 2020	●	Board-certified obstetrician/gynecologist and regulatory affairs expert with more than 35 years’ experience in women’s health and over 15 years’ experience leading several offices within the U.S. Food and Drug Administration (FDA)
Committees: ● Nominating and Corporate	●	Began her career at the FDA as a Medical Officer, responsible for the management of products indicated for a variety of reproductive health conditions, including oral, transdermal and vaginal contraceptives (1988)
Governance	●	Director for the Division of Reproductive and Urologic Products (DRUP) at the FDA (1996)
	●	Held several management roles in the Center for Drug Evaluation and Research (CDER), including Deputy Director of the Office of Drug Evaluation 2 and Associate Director in the Office of the Center Director
	●	Focused on HIV prevention, pregnancy prevention, pre- and post-pregnancy care and menopausal therapy in her final year at the FDA in the Office of Women’s Health
	●	Reproductive health and regulatory affairs consultant, helping numerous companies navigate the development of their products from early-stage development through FDA approval
	●	Member of the Scientific Advisory Committee for the National Institute of Child Health and Human Development (since 2004)
	●	Member of the board of directors for Alliance Partners 360 from (2017 to 2019)
	●	Family Planning clinical care provider (2020 to 2023)

EDUCATION

	●	B.S. and M.D. from the Loma Linda University School of Medicine
	●	Completed residency training in Obstetrics and Gynecology at Georgetown University

KEY EXPERIENCE AND QUALIFICATIONS

We believe Dr. Kamdar is qualified to serve on our Board based on her extensive experience working and serving on the boards of directors of life sciences companies and her experience working in the venture capital industry.

Kim Kamdar, Ph.D., 58		CAREER HIGHLIGHTS

Independent	●	Managing Partner of Domain Associates, LLC, a life sciences venture capital firm (since 2005)
Director Since: April 2011	●	Chair of the board of directors of Seraphina Therapeutics, Inc. and Truvian Sciences
	●	Member of the board of directors of several private companies including Alume, Epic Sciences, Epitel and Pleno Inc.
Committees:	●	Member of the board of directors of several public companies including NASDAQ: SERA and NASDAQ: OMIC
● Audit	●	Past investments include Ariosa (acquired by Roche), Corthera (acquired by Novartis), BiPar Sciences (acquired by Sanofi-Aventis) and Omniome (acquired by NASDAQ: PACB)
● Compensation Committee
● Nominating and Corporate Governance (Chair)	●	Kauffman Fellow with MPM Capital (MPM) (2003 through 2004)
	●	Research director at Novartis, where she built and led a research team that focused on the biology, genetics and genomics of model organisms (1995 to 2003)
	●	Author of ten papers as well as the inventor of seven patents
	●	Advisory board member of Dr. Eric Topol’s NIH supported Clinical and Translational Science Award for Scripps Medicine

EDUCATION

	●	B.A. from Northwestern University
	●	Ph.D. in Biochemistry and Genetics from Emory University

Audit Committee and Financial Expert

Audit Committee

Chair: Colin Rutherford	Members: Kim Kamdar, Ph.D. Tony O’Brien	Meetings in 2025: 4

Our Audit Committee’s role and responsibilities are set forth in the Audit Committee’s written charter.

Principal Responsibilities:

●	Reviews annual consolidated financial statements;
●	Considers matters relating to accounting policy and internal controls;
●	Reviews the scope of annual audits;
●	Assists the Board in its oversight of Evofem’s consolidated financial statements, including internal control over financial reporting;
●	Reviews and discusses with senior management the guidelines and policies by which Evofem assesses and manages risk;
●	Assists the Board in its oversight of the qualifications, independence, and performance of Evofem’s independent registered public accounting firm, including responsibility for the appointment, compensation, retention, and oversight of the work of the firm;
●	Assists the Board in its oversight of the performance of Evofem’s internal audit function, including responsibility for the appointment, replacement, reassignment, or dismissal of, and being involved in the performance reviews of, Evofem’s internal auditor; and
●	Assists the Board in its oversight of Evofem’s compliance with legal and regulatory requirements, including reviewing periodically with management any significant legal, compliance, and regulatory matters that have arisen or that may have a material impact on Evofem’s business, consolidated financial statements, or compliance policies, Evofem’s relations with regulators and governmental agencies, and any material reports or inquiries from regulators and government agencies.

All members of the Audit Committee satisfy the current independence standards promulgated by the SEC and Nasdaq, as such standards apply specifically to members of audit committees. The Board has determined that Mr. Rutherford is an “audit committee financial expert,” as the SEC has defined that term in Item 407 of Regulation S-K. Please also see the report of the Audit Committee set forth elsewhere in this Annual Report.

A copy of the Audit Committee’s written charter is publicly available on our website at www.evofem.com.

Code of Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our officers, directors and employees, which is available on our website at www.evofem.com and will be made available to stockholders without charge, upon request, in writing to our Corporate Secretary, Evofem Biosciences, Inc., 7770 Regents Road, Suite 113-618, San Diego, California 92122-1967. Disclosure regarding any amendments to, or waivers from, provisions of our Code of Business Conduct and Ethics that apply specifically to our directors, principal executive officer and principal financial officer will be included in a Current Report on Form 8-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities.

To our knowledge, based solely upon a review of Forms 3, 4, and 5 filed with the SEC during the fiscal year ended December 31, 2025, we believe that our directors, executive officers, and greater than 10% beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2025.

Item 11. Executive Compensation.

Summary Compensation Table

The following table summarizes information concerning the compensation awarded to, earned by, or paid for services rendered in all capacities by our named executive officers during the years ended December 31, 2025 and 2024:

Name and Principal Position	Year Ended December 31,	Salary(1)	Bonus(2)	Stock awards	Option awards	Non-equity incentive plan compensation	Change in pension value and non-qualified deferred compensation earnings	All other Compensation(3)		Total
Saundra Pelletier	2025	$603,021	$180,906	$-	$-	$-	$-	$19,561	(4)	$803,488
Chief Executive Officer	2024	$579,828	$579,828	$-	$-	$-	$-	$18,182	(5)	$1,177,838
Ivy Zhang	2025	$468,000	$105,300	$-	$-	$-	$-	$1,260		$574,560
Chief Financial Officer and Secretary	2024	$450,000	$243,750	$-	$-	$-	$-	$1,511		$695,261

(1)	Ms. Pelletier’s and Ms. Zhang’s annual base salaries were increased by 4% in 2025 in accordance with the Company’s decision to give a small cost of living adjustment to all employees.
(2)	Bonus amounts have been accrued based on the named executive officer’s performance and the Company’s performance during each respective fiscal year. However, due to financial constraints, the bonus amounts have not been consistently paid out. As of February 28, 2026, none of the bonus for the year ended December 31, 2025 have been paid out and 5% of the bonus for the year ended December 31, 2024 has been paid out for the Company’s named executive officers.
(3)	All Other Compensation primarily includes premiums paid for group term life insurance, except for Ms. Pelletier and as discussed in notes (3) and (4) below.
(4)	In 2025, All Other Compensation for Ms. Pelletier includes (i) a $3,913 premium paid for group term life insurance and (ii) $15,648 in fringe benefits paid on behalf of Ms. Pelletier.
(5)	In 2024, All Other Compensation for Ms. Pelletier includes (i) a $3,762 premium paid for group term life insurance and (ii) $14,420 in fringe benefits paid on behalf of Ms. Pelletier.

Employment, Severance and Separation Agreements

Current Executive Officers

Our current principal executive officer (Ms. Pelletier) was appointed to her office in January 2018 in connection with the merger between privately-held Evofem Biosciences, Inc. and Neothetics, Inc. The amounts reported for her in the Summary Compensation Table above include compensation paid to or earned by her pursuant to her employment agreement described below.

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

The term of the Pelletier Agreement shall commence as of the Pelletier Effective Date and continue thereafter, subject to earlier termination in accordance with the terms of the Pelletier Agreement. Pursuant to the terms of the Pelletier Agreement, Ms. Pelletier shall be entitled to:

●	receive an annual base salary of $579,828 per annum (subject to annual review and adjustment) (Base Salary). The Board of Directors of the Company (Board) shall review the base salary on an annual basis and may adjust it at their sole discretion;

●	receive an annual cash bonus paid out annually if targets are met with a target amount of one hundred percent (100%) of the Base Salary (Annual Performance Bonus) in the year in which the Annual Performance Bonus relates, subject to approval by the Board which may adjust to be greater or less than pre-stated Annual Performance Bonus;

●	receive equity incentive compensation under the Company’s equity incentive plan, subject to approval by the Board; and

●	be eligible to participate in a number of Company-sponsored benefit plans that may be in effect from time to time.

Pursuant to the Pelletier Agreement, in the event that Ms. Pelletier is terminated for a reason other than for “Cause,” (as defined in the Pelletier Agreement) “Good Reason,” (as defined in the Pelletier Agreement) or for a Change of Control (as defined in the Pelletier Agreement), Ms. Pelletier, upon signing and returning an effective waiver and release of claims (the Release), shall be entitled to receive: (i) a lump sum payment in an amount equal to thirty-six (36) months in value of her then current Base Salary, less all customary and required taxes and related deductions, payable in the first payroll following the date on which the Release becomes effective and non-revocable; (ii) a lump sum payment equal to the then target Annual Performance Bonus amount multiplied by 1.0, after deduction of all amounts required to be deducted or withheld under applicable law, payable in the first payroll following the date on which the Release becomes effective and non-revocable; (iii) upon the effective date of the Release, vesting of any unvested equity awards held by Ms. Pelletier shall be accelerated such that 100% of such awards shall become fully vested as of the date of such termination; (iv) that portion of Ms. Pelletier’s Base Salary accrued prior to termination of Ms. Pelletier’s employment with Company that has not yet been paid by the Company; (v) accrued but unused paid time off; (vi) reimbursement for any reasonable out-of-pocket expenses properly incurred by Ms. Pelletier on behalf of the Company prior to any such termination and not yet reimbursed; and (vii) continuation of group health continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1986 (COBRA) at the Company’s expense, until the earlier to occur of: (A) twelve (12) months following the termination date of Ms. Pelletier’s employment, or (B) the date that Ms. Pelletier becomes eligible for medical benefits with another employer.

Ivy Zhang Employment Agreement

The Company and Chief Financial Officer, Ivy Zhang, have entered into a new employee agreement (Zhang Agreement) on November 8, 2024 (Zhang Effective Date). The term of the Zhang Agreement shall commence as of the Zhang Effective Date and continue thereafter, subject to earlier termination in accordance with the terms of the Zhang Agreement. Pursuant to the terms of the Zhang Agreement, Ms. Zhang will be entitled to receive:

●	an annual base salary of $450,000 per annum (subject to annual review and adjustment) (CFO Base Salary). The Board shall review the base salary on an annual basis and may adjust it upward or downward at their sole discretion;

●	an annual cash bonus with the target amount equal to seventy-five percent (75%) of the Base Salary (the CFO Annual Performance Bonus) in the year in which the CFO Annual Performance Bonus relates, subject to approval by the Board which may adjust to be greater or less than pre-stated CFO Annual Performance Bonus;

●	equity incentive compensation under the Company’s equity incentive plan, subject to approval by the Board; and

●	eligibility to participate in a number of Company-sponsored benefit plans that may be in effect from time to time.

Pursuant to the Zhang Agreement, in the event that the Zhang Agreement is terminated for a reason other than for “Cause,” (as defined in the Zhang Agreement) “Good Reason,” (as defined in the Zhang Agreement) or for a Change of Control (as defined in the Zhang Agreement), Ms. Zhang, upon signing and returning an effective waiver and release of claims (the CFO Release), shall be entitled to receive: (i) a lump sum payment in an amount equal to twenty-four (24) months in value of her then current CFO Base Salary, less all customary and required taxes and related deductions, payable in the first payroll following the date on which the Release becomes effective and non-revocable; (ii) a lump sum payment equal to the then target CFO Annual Performance Bonus amount multiplied by 1.0, after deduction of all amounts required to be deducted or withheld under applicable law, payable in the first payroll following the date on which the CFO Release becomes effective and non-revocable; (iii) upon the effective date of the CFO Release, vesting of any unvested equity awards held by Ms. Zhang shall be accelerated such that 100% of such awards shall become fully vested as of the date of such termination; (iv) that portion of Ms. Zhang’s CFO Base Salary accrued prior to termination of Ms. Zhang’s employment with Company and that has not yet been paid; (v) accrued but unused paid time off; (vi) reimbursement for any reasonable out-of-pocket expenses properly incurred by Ms. Zhang on behalf of the Company prior to any such termination and not yet reimbursed; and (vii) continuation of group health continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1986 (COBRA) at the Company’s expense, until the earlier to occur of: (A) twelve (12) months following the termination date of Ms. Zhang’s employment, or (B) the date that Ms. Zhang becomes eligible for medical benefits with another employer.

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

Role of Independent Compensation Consultant; Benchmarking

The Compensation Committee has the authority to directly retain the services of independent consultants and other experts to assist in fulfilling its responsibilities. The Compensation Committee has engaged Anderson to review our executive compensation programs and to assess our executive officers’ base salaries, target and actual total cash bonuses, long-term incentives and total compensation from a competitive standpoint in 2025. Anderson has also historically assisted the Compensation Committee in benchmarking our director compensation program and practices against those of our peers. Anderson performs services solely on behalf of the Compensation Committee and has no relationship with the Company or management relating to compensation or other human resources related services except as it may relate to performing such services. The Compensation Committee has assessed the independence of Anderson pursuant to SEC rules and the corporate governance rules of Nasdaq and concluded that no conflict of interest exists that would prevent Anderson from independently advising the Compensation Committee.

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

Use of Compensation Peer Group Data

In select years in 2023 and 2025, the Compensation Committee engaged Anderson to provide compensation market data and recommendations to be used to establish compensation levels and plans for our executive officers for the following year. For the 2025 performance cycle, Anderson’s review and analysis revealed that total direct compensation including cash and equity-based compensation of our named executive officers falls within a reasonable range of the market based on revenue, two FDA-approved products, year-over-year and quarter-over-quarter growth. There have not been any equity grants since 2022.

For 2025, our target goal for annual gross cash salary and potential cash bonus of our named executive officers was $2.0 million.

For 2026, our target goal for annual gross cash salary and potential cash bonus of our named executive officers is $1.9 million, a $0.1 million decrease from the prior year.

Our Peer Group

The Compensation Committee has also worked with Anderson to review our peer group. Each year, the Compensation Committee reviews and approves our selected peer group. The committee considers several factors in development and refinement of the peer group. Key factors include:

●	Industry (SIC): Pharmaceutical preparation (2834)
●	Stage of business: Commercialized
●	Market capitalization: Target range of under $13M
●	Headcount: Target range less than 150 employees
●	Geography: National

The Compensation Committee will continue to welcome constructive feedback from stockholders, stockholder advisory groups and other interested parties in consideration of our processes and, in particular, our benchmark peers.

Our 2025 peer group consisted of the following companies:

60 Degrees Pharmaceuticals	Evoke Pharma	Onconetix
Agile Therapeutics	Interspace Biosciences	SciSparc
Biomerica	INVO Bioscience	Talis Biomedical
Emmaus Life Sciences	NovaBay Pharmaceuticals	TherapeuticsMD
ENDRA Life Sciences	Nuwellis

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

Base Salary

Annual base salaries compensate our executive officers for fulfilling the requirements of their respective positions and provide them with a level of cash income predictability and stability with respect to a portion of their total compensation. We believe that the level of an executive officer’s base salary should reflect the executive’s performance, experience and breadth of responsibilities, our understanding of salaries for similar positions within our industry and peer group, and any other factors relevant to that particular job.

Base salaries are typically negotiated at the outset of an executive’s employment. Salary levels are considered annually as part of our performance review process, but also in cases including promotion or other changes in the job responsibilities of an executive officer. For named executive officers, initial base salaries generally are established in connection with negotiation of an offer of employment and an employment agreement. Increases in base salary have several elements. In addition to promotion and increased responsibilities, merit and Company-wide general increases are also taken into consideration. Salaries of our named executive officers for fiscal year 2025 and certain prior years are also reported in the Summary Compensation Table included under the heading “Summary Compensation Table” in this Annual Report.

The following table shows the base salary for each of our current named executive officers for fiscal 2025 and 2024 (in whole dollars):

	Years Ended December 31,		2025 vs. 2024
	2025	2024	$ Change	% Change
Name
Saundra Pelletier (1)	$603,021	$579,828	$23,193	4.0%
Ivy Zhang (1)	$468,000	$450,000	$18,000	4.0%

(1)	Ms. Pelletier’s and Ms. Zhang’s annual base salaries were increased by 4% in 2025 in accordance with the Company’s decision to give a small cost of living adjustment to all employees.

Annual Performance Cash Bonuses

Each year, the Compensation Committee recommends, and the Board approves and establishes, the target cash incentive opportunity for each executive officer assuming full achievement of certain performance objectives that are also reviewed and approved by the Board. The following table shows the potential cash bonus incentive for each of our current named executive officers for fiscal 2025 and 2024 (each expressed as a percentage of annual base salary) and in actual dollar awarded:

Name and Principal Position	Year Ended December 31	Cash Incentive % of Annual Salary (Eligible)		Cash Incentive % of Annual Salary (Estimated)	Cash Incentive Bonus (Estimated)	% Change
Saundra Pelletier, Chief Executive Officer	2025	100%		30%	$180,906	(69)%
	2024	100%		100%	$579,828
Ivy Zhang, Chief Financial Officer and Secretary	2025	75%		23%	$105,300	(57)%
	2024	75	%(1)	54%	$243,750

(1)	This rate was effective on November 8, 2024.

On a periodic basis, the Compensation Committee reviews the level of the Company’s achievement against the applicable performance objectives. In reviewing the Company’s level of achievement against the applicable performance objectives for fiscal 2025, Management expects that the incentive bonus payment will be equal to the possible target incentive bonus percentages as set forth in the table above.

As illustrated in the above table, the 2025 compensation program, consistent with prior years, was designed to reward achievement of the performance objectives that build stockholder value. When certain performance objectives are not achieved, the incentive bonus payouts are reduced. In 2024, all of these weighted performance objectives were achieved, resulting in a full expected payout of the potential cash incentive bonus, only when and if approved by the Board.

The performance objectives established by the Compensation Committee for 2025 related to achieving certain level of net revenue, closing a strategic transaction (such as a license or partnership for PHEXX or adding a product for co-promotion), and securing a targeted amount of capital. In 2025, one of these weighted performance objectives were achieved, resulting a partial expected payout of the potential cash incentive bonus.

For 2026, the Compensation Committee has approved the following performance objectives as those which must be achieved in order for the named executive officers to fully realize their potential annual cash bonus amounts:

●	Complete a NASDAQ listing process;
●	Achieve a certain targeted net revenue figure in 2026; and
●	Launch both PHEXX and SOLOSEC in the UAE.

Following the determination of corporate achievement of the performance objectives, the Compensation Committee will also consider the performance of each named executive officer in arriving at the individual awards, if any, to be made, provided that no award will exceed the target percentage of annual base salary for annual bonus. The Compensation Committee believes this flexibility is an important tool to aid in the retention of key talent, reward significant achievement by individual executives, motivate executives and recognize management decision-making focused on generating long-term value for stockholders over short-term achievement of the corporate objectives. The potential total cash bonus amounts for fiscal 2025 and 2024 for our named executive officers are reported in the Summary Compensation Table included under the heading “Summary Compensation Table” in this Annual Report.

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

Long-term Equity Incentive Awards

We have historically granted stock options and restricted stock to our employees within a competitive range of the market to complement cash salaries and cash incentives, incentivize new hires to achieve our corporate and strategic goals, and align executive compensation with the long-term interests of our stockholders and stock value. We historically provided stock option grants to our named executive officers upon their initial hiring, as negotiated in their employment agreements or offer letters. We have not granted any stock options or restricted stock to any employees since 2022. The Compensation Committee has the discretion to grant stock option awards and restricted stock awards to promote high performance and achievement of our corporate objectives by our executives at any time of the year. The Compensation Committee does not currently have a policy for the automatic awarding of equity awards to the named executive officers or our other employees, nor do we have any formal plan that requires us to award equity or equity-based compensation to any executive on a year-to-year basis. The timing of our typical equity awards is determined in advance. In general, we do not anticipate option grants on dates other than the scheduled meetings of the Compensation Committee. The grant date is established when the Compensation Committee approves the grant and all key terms have been determined.

In granting these awards, the Compensation Committee may establish any conditions or restrictions it deems appropriate in accordance with the 2025 Equity Incentive Plan or the 2018 Inducement Equity Incentive Plan, as the case may be. Our Chief Executive Officer typically provides recommendations to the Compensation Committee for equity grants to the executive officers, taking into account each executive’s performance, achievements, and other criteria deemed relevant. The Compensation Committee reviews the proposed grants but reserves the right to reject or modify such recommendations. In addition, our Chief Executive Officer has limited discretionary authority to grant stock options under the 2025 Equity Incentive Plan to our non-executive employees, subject to certain volume limitations. Historically, the Company awarded grants under the Amended and Restated 2014 Plan, which expired in September 2024 so no further equity awards can be granted under that plan.

We size equity grants based on market data that expresses the awards as a percent of common shares outstanding. This sizing approach is helpful to ensure that the dilutive effects of the grants are reasonable. The exercise price of the stock options will equal the closing price of our Common Stock published by OTCID on the date of the grant and the term of the options will be 10 years from the date of the grant. The Compensation Committee has taken a two-tiered approach to vesting in order to align executive compensation with long-term stockholder value. The first consists of longer term, time-based vesting for certain awards, and the second relies on performance-based vesting for certain awards that are tied to critical, more immediate goals fundamental to the Company’s mission to achieve commercial success.

Executive Compensation Matters

The following table shows the outstanding equity awards held by our named executive officer as of December 31, 2025. Ms. Zhang does not hold any equity awards as of December 31, 2025.

Name	Number of Securities Underlying Unexercised Options Exerciseable		Number of Securities Underlying Unexercised Options Unexerciseable	Option Exercise Price	Grant Date	Option Expiration Date
Saundra Pelletier	20	(1)	-	$86,925.00	9/28/2016	9/28/2026
	439		-	$13,668.75	3/12/2018	3/12/2028
	166		-	$3,937.50	7/31/2018	7/31/2028
	151		-	$6,468.75	11/28/2018	11/28/2028
	159		-	$9,131.25	2/5/2020	2/5/2030
	373		-	$6,093.75	2/3/2021	2/3/2031
	398		1	$917.50	2/18/2022	2/18/2032

(1)

The share numbers and exercise prices reflected are those of options issued to the executive upon completion of the merger in January 2018. These options were issued upon completion of the merger between privately-held Evofem Biosciences, Inc. and Neothetics, Inc. in exchange for options to purchase an aggregate of 874 shares of Private Evofem Common Stock at an exercise price of $2,231.25 per share awarded to the executive by Private Evofem in 2016.

Employee Benefit and Equity Incentive Plans

Stock Compensation Plans

Summary of the Amended and Restated 2014 Plan and the 2025 Equity Incentive Plan

The Company initially adopted the 2007 Stock Plan (the 2007 Plan) in March 2007, under which 113 shares of Common Stock were reserved for issuance to employees, non-employee directors, and consultants of the Company. The Company ceased granting any additional awards under our 2007 Plan, and instead granted equity awards under the Amended and Restated 2014 Plan, as described below, until its expiration in September 2024, upon which no further awards may be issued under the plan.

On September 15, 2014, our Board adopted, and our stockholders approved, the 2014 Equity Incentive Plan, as amended and restated (the Amended and Restated 2014 Plan). On October 3, 2025, our Board approved, subject to stockholder approval, the 2025 Equity Incentive Plan (the 2025 Plan). The stockholders approved the 2025 Plan at the annual meeting held on November 26, 2025. The provisions under the 2025 Plan are the same as the Amended and Restated 2014 Plan. Therefore, we only disclosed the critical provisions under the 2025 Plan below.

The 2025 Plan provides incentives that will assist us to attract, retain, and motivate employees, including officers, consultants, and directors. We were able to provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and units and other cash-based or share-based awards. In addition, the 2025 Plan contains a mechanism for potential future adoption of a deferred compensation arrangement.

A total of 50,000,000 shares of our Common Stock was initially authorized and reserved for issuance under the 2025 Plan. Per the terms of the 2025 Plan, this reserve will automatically increase on each January 1 through 2035, by an amount equal to the smaller of:

●	4% of the number of shares of Common Stock issued and outstanding on the immediately preceding December 31; or
●	an amount determined by our Board.

This provision resulted in an additional 5,067,437 evergreen shares added to the total number of authorized shares on January 1, 2026. Appropriate adjustments will be made in the number of authorized shares and other numerical limits in the 2025 Plan and in outstanding awards to prevent dilution or enlargement of participants’ rights in the event of a stock split or other change in our capital structure. Shares subject to awards which expire or are cancelled or forfeited will become available for issuance under the 2025 Plan (until its expiration).

The 2025 Plan is administered by the Compensation Committee of our Board. Pursuant to the provisions of the 2025 Plan, the Compensation Committee determined, in its discretion, the persons to whom and the times at which awards were granted, the sizes of such awards, and all of their terms and conditions. The Compensation Committee had the authority to construe and interpret the terms of the 2025 Plan and awards granted under it. The 2025 Plan provides, subject to certain limitations, for indemnification by us of any director, officer, or employee against all reasonable expenses, including attorneys’ fees, incurred in connection with any legal action arising from such person’s action or failure to act in administering the 2025 Plan.

In the event of a change in control as described in the 2025 Plan, the acquiring or successor entity may assume or continue all or any awards outstanding under the 2025 Plan or substitute substantially equivalent awards. The Compensation Committee may provide for the acceleration of vesting of any or all outstanding awards upon such terms and to such extent as it determines, except that the vesting of all awards held by members of the Board who are not employees will automatically be accelerated in full upon a change in control. Any award held by a participant whose service has not terminated prior to a change in control that is not assumed, continued, or substituted for in connection with a change in control or are not exercised or settled prior to the change in control will terminate effective as of the time of the change in control. Notwithstanding the foregoing, except as otherwise provided in an award agreement governing any award, in the discretion of the Compensation Committee, any award that is not assumed, continued, or substituted for in connection with a change in control shall, subject to the provisions of applicable law, become fully vested and exercisable and/or settleable as of a date prior to, but conditioned upon, the consummation of the change in control. The 2025 Plan also authorizes the Compensation Committee, in its discretion and without the consent of any participant, to cancel each or any outstanding award denominated in shares upon a change in control in exchange for a payment to the participant with respect to each vested share subject to the cancelled award (and each unvested share, if so determined by the Compensation Committee) of an amount equal to the excess of the fair market value of the consideration to be paid per share of Common Stock in the change in control transaction over the exercise price per share, if any, under the award.

As of February 28, 2026, there are 3,324 options outstanding and zero shares available for issuance under the Amended and Restated 2014 Plan There had been no equity incentive shares outstanding and 55,067,437 shares authorized, reserved, and available for issuance under the 2025 Plan.

Summary of the 2018 Inducement Equity Incentive Plan

On July 24, 2018, upon the recommendation of our Compensation Committee, the Board approved our 2018 Inducement Equity Incentive Plan and reserved 133 shares of our Common Stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the company, as an inducement to the individual’s entry into employment with the company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. On February 25, 2020, the Board approved an increase to the number of shares of our Common Stock reserved and available for issuance under the 2018 Inducement Equity Incentive Plan to 666 shares. The 2018 Inducement Equity Incentive Plan was adopted without stockholder approval pursuant to Rule 5635(c)(4). The 2018 Inducement Equity Incentive Plan provides for the grant of equity-based awards, including options, restricted and unrestricted stock awards, and other stock- based awards, and its terms are substantially similar to the Amended and Restated 2014 Plan, but with such other terms and conditions intended to comply with the Nasdaq inducement award exception. As of February 28, 2026, there were 51 shares of options outstanding and 609 shares available for grant under the 2018 Inducement Equity Incentive Plan.

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

As of February 28, 2026, there were 937 shares of Common Stock purchased and 509 shares of our Common Stock reserved and available for issuance under the 2019 ESPP.

Private Evofem Equity Incentive Plan

The Private Evofem Equity Incentive Plan was assumed by the Company in connection with the merger between privately-held Evofem Biosciences, Inc. and Neothetics, Inc. and shares of Private Evofem Common Stock issuable pursuant to options previously granted under the Private Evofem Equity Incentive Plan became options to purchase our Common Stock upon completion of the such merger. No new awards may be granted under the Private Evofem Equity Incentive Plan. As of February 28, 2026, a total of 66 shares of our Common Stock were reserved for issuance upon the exercise of outstanding options under the Private Evofem Equity Incentive Plan.

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

As mentioned above, for 2025, no performance based restricted stock grants have been considered.

Equity awards generally do not accelerate upon a change of control; however, under each of the 2025 Plan, the Amended and Restated 2014 Plan and the 2018 Inducement Equity Incentive Plan, our Board has discretion to accelerate vesting upon a change of control. The Compensation Committee also has sole discretion with respect to the tax treatment for equity awards and may decide to (1) facilitate the sale of a sufficient number of the granted shares to cover taxes, (2) require that shares having a value equal to the tax burden be withheld by the Company with the Company paying the tax in cash to the relevant taxing authority, or (3) require employees to be responsible for their own taxes. The value of any shares used to cover taxes will be calculated based on the closing stock price of the shares on the date of vesting of the shares and will be paid in proportion to the vesting schedule of the shares.

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

We believe that the performance-based vesting of restricted stock grants illustrates the alignment between overall executive compensation and building long-term stockholder value. No options, awards, or any other form of equity compensation were granted in 2025 or 2024.

Perquisites, Health, Welfare and Retirement Plans

We also provide group life insurance, health, vision, and dental care insurance to all employees, including the executive officers. These benefits do not discriminate in scope, terms, or operation in favor of the named executive officers. All such benefits terminate at the time each individual is no longer employed with the Company or as otherwise provided in the applicable employment agreement. All of our named executive officers are eligible to participate in all of our employee benefit plans, in each case on the same basis as other employees. We maintain a 401(k) defined contribution plan, which is our primary retirement benefit for employees, including executives. The Company makes a safe-harbor contribution of 3% of each employee’s gross earnings, including executives, subject to Internal Revenue Service limitations. Although permitted under the plan, we have not matched employee contributions to the 401(k) plan. We do not provide our executive officers with any type of defined benefit retirement benefit or the opportunity to defer compensation pursuant to a non-qualified deferred compensation plan. We generally do not offer our named executive officers any material compensation in the form of perquisites, but any perquisites provided to our named executive officers and described in the footnote to the Summary Compensation Table included in the Summary Compensation Table included under the heading “Summary Compensation Table” in this Annual Report are offered to encourage the long-term retention of our executives.

Director Compensation

The following table sets forth the compensation (cash and equity) earned by our non-employee directors during the year ended December 31, 2025:

Name	Fees Earned or Paid in Cash(1)	Option Awards	Totals
Kim Kamdar, Ph.D.	$67,500	$-	$67,500
Tony O’Brien	$65,000	$-	$65,000
Lisa Rarick, M.D.	$45,000	$-	$45,000
Colin Rutherford	$60,000	$-	$60,000

(1)	Amounts represent the fees earned in the current year. Earned fees have not been paid quarterly and the $0.7 million owed to the non-employee directors is a part of the accrued expenses line in the consolidated balance sheet as of December 31, 2025. The directors have voluntarily agreed to defer payment of earned fees in light of the Company’s liquidity constraints. No interest accrues on unpaid amounts.

The following table shows the outstanding equity awards held by our non-employee directors as of December 31, 2025:

Name	Number of Securities Underlying Unexercised Options Exerciseable	Number of Securities Underlying Unexercised Options Unexerciseable	Option Exercise Price	Grant Date	Option Expiration Date
Kim Kamdar, Ph.D.	47	-	$2,343.75	5/12/2021	5/12/2031
	48	-	$308.75	5/4/2022	5/4/2032
	6	-	$13,106.25	5/8/2018	5/8/2028
	13	-	$70,762.50	1/17/2018	1/17/2028
	26	-	$11,343.75	6/5/2019	6/5/2029
	26	-	$9,487.50	5/12/2020	5/12/2030
Tony O’Brien	47	-	$2,343.75	5/12/2021	5/12/2031
	48	-	$308.75	5/4/2022	5/4/2032
	13	-	$13,668.75	3/12/2018	3/12/2028
	6	-	$4,331.25	7/24/2018	7/24/2028
	26	-	$11,343.75	6/5/2019	6/5/2029
	26	-	$9,487.50	5/12/2020	5/12/2030
Lisa Rarick, M.D.	47	-	$2,343.75	5/12/2021	5/12/2031
	48	-	$308.75	5/4/2022	5/4/2032
	40	-	$10,968.75	2/25/2020	2/25/2030
	26	-	$9,487.50	5/12/2020	5/12/2030
Colin Rutherford	47	-	$2,343.75	5/12/2021	5/12/2031
	48	-	$308.75	5/4/2022	5/4/2032
	21	-	$13,668.75	3/12/2018	3/12/2028
	6	-	$13,106.25	5/8/2018	5/8/2028
	2	-	$3,937.50	7/31/2018	7/31/2028
	26	-	$11,343.75	6/5/2019	6/5/2029
	26	-	$9,487.50	5/12/2020	5/12/2030

Our Non-Employee Director Compensation Policy

In February 2022, our Compensation Committee amended the Non-Employee Director Compensation Policy, as described below, which took effect April 1, 2022.

●	Each non-employee director will receive an annual cash retainer in the amount of $40,000 per year.
●	The Chairperson of the Board will receive an additional annual cash retainer in the amount of $30,000 per year.
●	The Chairperson of the Audit Committee will receive additional annual cash compensation in the amount of $20,000 per year for such chairperson’s service on the Audit Committee. Each non-chairperson member of the Audit Committee will receive additional annual cash compensation in the amount of $10,000 per year for such member’s service on the Audit Committee.
●	The Chairperson of the Compensation Committee will receive additional annual cash compensation in the amount of $15,000 per year for such chairperson’s service on the Compensation Committee. Each non-chairperson member of the Compensation Committee will receive additional annual cash compensation in the amount of $7,500 per year for such member’s service on the Compensation Committee.
●	The Chairperson of the Nominating and Corporate Governance Committee will receive additional annual cash compensation in the amount of $10,000 per year for such chairperson’s service on the Nominating and Corporate Governance Committee. Each non-chairperson member of the Nominating and Corporate Governance Committee will receive additional annual cash compensation in the amount of $5,000 per year for such member’s service on the Nominating and Corporate Governance Committee.
●	Each non-employee director will receive a stock option grant with an initial grant equal to 48 shares of the Company’s Common Stock upon a director’s initial appointment or election to the Board, vesting quarterly over a three-year period and an annual stock option grant equal 48 shares of the Company’s Common Stock on the date of each annual stockholder’s meeting thereafter, fully vesting in one year from the date of grant. Note that due to the Company’s low stock price and the stock trading on the OTCID, the annual stock option grant has been temporarily suspended.

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

Pay vs. Performance

The following table sets forth information concerning the compensation of our Named Executive Officers and our financial performance for the years ended December 31, 2025, 2024, and 2023:

Year	Summary Compensation Table Total for PEO(1)	Compensation Actually Paid to PEO(2)	Average Summary Compensation Table Total for Non-PEO NEOs(3)	Average Compensation Actually Paid to Non-PEO NEOs(2)	Value of Initial Fixed $100 Investment Based on Total Shareholder Return		Net Income (Loss) (in thousands)
(a)	(b)	(c)	(d)	(e)	(f)		(g)
2025	$803,488	$803,488	$574,560	$574,560	$0.12	(4)	$391
2024	$1,177,838	$1,177,838	$695,261	$695,261	$0.12	(5)	$(8,860)
2023(6)	$1,520,455	$1,525,001	$309,234	$311,857	$0.80	(7)	$52,979

Year	PEO	Non-PEO NEOs
2025	Saundra Pelletier	Ivy Zhang
2024	Saundra Pelletier	Ivy Zhang
2023	Saundra Pelletier	Ivy Zhang, Jay File(6), Katherine Atkinson(6)

(1)	PEO: Principal Executive Officer. For each of 2025, 2024, and 2023, Saundra Pelletier was our PEO.
(2)	Adjustments typically include amounts related to stock and/or option awards; however, since there were no such awards issued in any of the last three years, no adjustments are necessary in either of the years presented.
(3)	NEO: Named Executive Officer.
(4)	The closing price of shares of our Common Stock on December 31, 2025 was $0.0095.
(5)	The closing price of shares of our Common Stock on December 31, 2024 was $0.0099.
(6)	The Non-PEOs for 2023 include Jay File and Katherine Atkinson as they were each employed for a short time in the year.
(7)	The closing price of shares of our common stock on December 31, 2023 was $0.064.

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

Compensation actually paid to our NEOs represents the “Total” compensation reported in the Summary Compensation Table for the applicable fiscal year, adjusted as follows.

	2025		2024		2023
Adjustments	PEO	Average Non-PEO NEOs	PEO	Average Non-PEO NEOs	PEO	Average Non-PEO NEOs
Deduction for Amounts Reported under the “Stock Awards” and “Option Awards” Columns in the Summary Compensation Table for applicable FY	$-	$-	$-	$-	$-	$-
Increase based on ASC 718 Fair Value of Awards Granted during Applicable FY that Remain Unvested as of Applicable FY End, Determined as of Applicable FY End	-	-	-	-	-	-
Increase based on ASC 718 Fair Value of Awards Granted during Applicable FY that Vested during Applicable FY, determined as of Vesting Date	-	-	-	-	-	-
Increase/deduction for Awards Granted during Prior FY that were Outstanding and Unvested as of Applicable FY End, determined based on change in ASC 718 Fair Value from Prior FY End to Applicable FY End	-	-	-	-	(406)	-
Increase/deduction for Awards Granted during Prior FY that Vested During Applicable FY, determined based on change in ASC 718 Fair Value from Prior FY End to Vesting Date	-	-	-	-	4,546	2,623
Total Adjustments	$-	$-	$-	$-	$4,140	$2,623

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

Relationship Between Financial Performance Measures

The graph below compares the compensation actually paid to our PEO and the average of the compensation actually paid to our remaining NEOs, with (i) our cumulative Total Shareholder Return (TSR), and (ii) our net income (loss) for the fiscal years ended December 31, 2025, 2024, and 2023. TSR amounts reported in the Pay Versus Performance table above and the graph below assume an initial fixed investment of $100 on December 31, 2023, and that all dividends, if any, were reinvested.

EVFM TSR vs. Compensation Actually Paid

EVFM TSR vs. Compensation Actually Paid
Compensation Actually Paid ($M)
$1.80
$1.60
$1.40
$1.20
$1.00
$0.80
$0.60
$0.40
$0.20
$-
Value of $100 Investment from 12/31/2023
$0.90
$0.80
$0.70
$0.60
$0.50
$0.40
$0.30
$0.20
$0.10
$-
$0.80
$0.31
$0.70
$0.12
$0.57
$0.12
2023
2024
2025
PEO CAP ($M)
Average NEO CAP ($M)
EVFM TSR

Net Income (Loss) vs. Compensation Actually Paid

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the ownership of our Common Stock as of February 28, 2026, by (i) those persons who are known to us to be the beneficial owner(s) of more than five percent of our Common Stock, (ii) each of our directors and named executive officers and (iii) all of our directors and named executive officers as a group.

As of February 28, 2026, 126,685,925 shares of Common Stock, 2,529 shares of Series E-1 Shares, 26,280 shares of Series F-1 Shares, and 1,642 shares of Series G-1 Shares were issued and outstanding.

The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. In the cases of holders who are not directors, director nominees, and named executive officers, Schedules 13G or 13D filed with the SEC (and, consequently, ownership reflected here) often reflect holdings as of a date prior to February 28, 2026. Under such rules, beneficial ownership generally includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days after February 28, 2026, through the exercise of stock options, warrants or other rights. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Unless otherwise noted, the address of the persons in the table below is that of the Company.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percent of Shares Beneficially Owned	Fully Diluted Ownership
Directors and Named Executive Officers
Kim Kamdar, Ph.D.(1)	170	*	*
Tony O’Brien(2)	173	*	*
Lisa Rarick, M.D.(3)	167	*	*
Colin Rutherford(4)	180	*	*
Saundra Pelletier(5)	3,200	*	*
Ivy Zhang	-	*	-
Directors and executive officers as a group (6 Persons)(6)	3,890	*	*
Holders of Greater than 5% of the class (Series E-1 Convertible Preferred Shares)
Keystone Capital Partners, LLC (7)	773	31%	12.6%
Mercer Street Global Opportunity Fund, LLC (8)	702	28%	11.5%
Seven Knots, LLC (9)	211	8%	3.4%
Walleye Opportunities Master Fund (10)	843	33%	13.8%
Holders of Greater than 5% of the class as a group (4 persons)	2,529	100%	41.3%
Holders of Greater than 5% of the class (Series F-1 Convertible Preferred Shares)
Aditxt, Inc. (11)	26,280	100%	0%
Holders of Greater than 5% of the class (Series G-1 Convertible Preferred Shares)
Adjuvant Global Health Technology Fund, L.P. and Adjuvant Global Health Technology Fund DE, L.P. (12)	381	23%	6.2%
Pinz Capital Special Opportunities Fund, LP (13)	190	12%	3.1%
Stratgyx, LLC (14)	190	12%	3.1%
Jim Fallon (15)	190	12%	3.1%
ISJ Capital, LLC (16)	190	12%	3.1%
Tim Ayer (17)	190	12%	3.1%
Donald E. Garlikov (18)	190	12%	3.1%
Holders of Greater than 5% of the class as a group (7 persons)	1,521	95%	24.8%

*	Includes beneficial ownership of less than 1% of the outstanding shares of Evofem’s Common Stock.

(1)	Consists of 170 shares of Common Stock that may be acquired by Dr. Kamdar pursuant to the exercise of stock options within 60 days of February 28, 2026.

(2)	Consists of (i) 4 shares of Common Stock held by Mr. O’Brien, and (ii) 169 shares of Common Stock that may be acquired pursuant to the exercise of stock options within 60 days of February 28, 2026.

(3)	Consists of (i) 5 shares of Common Stock held by Dr. Rarick, and (ii) 162 shares of Common Stock that may be acquired pursuant to the exercise of stock options within 60 days of February 28, 2026.

(4)	Consists of 180 shares of Common Stock that may be acquired by Mr. Rutherford pursuant to the exercise of stock options within 60 days of February 28, 2026.

(5)	Consists of (i) 1,493 shares of Common Stock held by Ms. Pelletier, and (ii) 1,707 shares of Common Stock that may be acquired pursuant to the exercise of stock options within 60 days of February 28, 2026.

(6)	Consists of (i) 1,502 shares of Common Stock held by our current executive officers and directors, and (ii) 2,388 shares of Common Stock that may be acquired by our current executive officers and directors pursuant to the exercise of stock options within 60 days after February 28, 2026.

(7)	Consists of 773 shares of Series E-1 Convertible Preferred Shares, with voting rights equal to 12.6% of the then issued and outstanding shares of Common Stock entitled to vote in stockholder actions. Keystone Capital Partners LLC also holds senior subordinated notes (SSNs) that could be converted into 50,412,467 shares of Common Stock, purchase rights that would result in the issuance of 544,303,598 shares of Common Stock upon exercise thereof, and warrants to purchase up to 268,298 shares of Common Stock within 60 days of February 28, 2026. While the voting power of each Series E-1 Convertible Preferred Shares holder is limited by the maximum beneficial ownership percentage of 4.99%, as outlined in the Series E-1 Certificate of Designation, Keystone Capital Partners LLC has provided the Company notice (and the Company has waived the 61-day notice waiting period) to increase its maximum beneficial ownership percentage to 9.99%. According to our books and records, the address of Keystone Capital Partners, LLC is 139 Fulton Street, Suite 412, New York, NY, 10038. Keystone Capital Partners, LLC is managed by RANZ Group LLC. Fredric Zaino, the Managing Member of RANZ Group LLC, may be deemed to have investment discretion and voting power over the shares held by Keystone Capital Partners LLC. RANZ Group LLC and Mr. Zaino each disclaim any beneficial ownership of these shares.

(8)	Consists of 702 shares of Series E-1 Convertible Preferred Shares, with voting rights equal to 11.5% of the then issued and outstanding shares of Common Stock entitled to vote in stockholder actions. Mercer Street Capital Partners LLC also holds SSNs that could be converted into 61,760,495 shares of common, stock purchase rights that would result in the issuance of 277,154,852 shares of Common Stock upon exercise thereof, and warrants to purchase up to 774,453 shares of Common Stock within 60 days of February 28, 2026. While the voting power of each Series E-1 Convertible Preferred Shares holder is limited by the maximum beneficial ownership percentage of 4.99% as outlined in the Series E-1 Certificate of Designation, Mercer Street Capital Partners LLC has provided the Company notice (and the Company has waived the 61-day notice waiting period) to increase its maximum beneficial ownership percentage to 9.99%. According to our books and records, the address of Mercer Street Global Opportunity Fund, LLC is 1111 Brickell Ave., Suite 2920, Miami, FL, 33131. Mercer Street Global Opportunity Fund, LLC is managed by Mercer Street Capital Partners LLC, which is managed by Jonathan Juchno. Mercer Street Capital Partners LLC and Mr. Juchno may be deemed to have investment discretion and voting power over the shares held by Mercer Street Global Opportunity Fund, LLC. Mr. Juchno disclaims any beneficial ownership of these shares.

(9)	Consists of 211 shares of Series E-1 Convertible Preferred Shares, with voting rights equal to 3.4% of the then issued and outstanding shares of Common Stock entitled to vote in stockholder actions. Seven Knots, LLC also holds SSNs that could be converted into 23,064,231 shares of Common Stock, purchase rights that would result in the issuance of 219,925,088 shares of Common Stock upon exercise thereof, and warrants to purchase up to 192,308 shares of Common Stock within 60 days of February 28, 2026. While the voting power of each holder of Series E-1 Convertible Preferred Shares is limited by the maximum beneficial ownership percentage of 4.99%, as outlined in the Series E-1 Certificate of Designation, Seven Knots, LLC has provided the Company notice (and the Company has waived the 61-day notice waiting period) to increase its maximum beneficial ownership percentage to 9.99%. However, because Seven Knots and Keystone are considered related entities, their combined voting power is limited by the maximum beneficial ownership percentage of 9.99%. According to our books and records, the address of Seven Knots, LLC is 7 Rose Avenue, Great Neck, NY, 11021. Marissa Welner, the Manager of Seven Knots, LLC, holds voting and dispositive power over the shares held by this stockholder. Ms. Welner disclaims any beneficial ownership of these shares.

(10)	Consists of 843 shares of Series E-1 Convertible Preferred Shares, with voting rights equal to 13.8% of the then issued and outstanding shares of Common Stock entitled to vote in stockholder actions. Walleye Opportunities Master Fund, Ltd also holds SSNs that could be converted into 177,978,301 shares of Common Stock and warrants to purchase up to 5,893,448 shares of Common Stock within 60 days of February 28, 2026. The voting power of each holder of Series E-1 Convertible Preferred Shares is limited by the maximum beneficial ownership percentage of 4.99% as outlined in the Series E-1 Certificate of Designation. However, as outlined in the Series E-1 Certificate of Designation, Walleye Opportunities Master Fund, Ltd has provided the Company notice (and the Company has waived the 61-day notice waiting period) to increase its maximum beneficial ownership percentage to 9.99%. According to our books and records, the address of Walleye Opportunities Master Fund, Ltd. is c/o Walleye Capital, LLC 315 Park Ave S, 18th Floor, New York, NY 10010. Walleye Opportunities Master Fund Ltd is a private investment fund managed by Walleye Capital LLC. William England serves as the Chief Executive Officer of Walleye Capital LLC. As a result, Walleye Capital LLC and Mr. England may be deemed to have shared voting and dispositive power with respect to the shares held by Walleye Opportunities Master Fund Ltd. Walleye Capital LLC and Mr. England disclaim beneficial ownership of such shares except to the extent of each of their pecuniary interest therein.

(11)	Consists of 26,280 shares of Series F-1 Shares, with no voting rights. Aditxt, Inc. also holds notes that could be converted into 261,809,427 shares of Common Stock and warrants that could be converted into 242,257,742 shares of Common Stock within 60 days of February 28, 2026. According to our books and records, the address of Aditxt, Inc. is 2569 Wyandotte Street, Suite 101, Mountain View, CA 94043. Amro Albanna is the Chief Executive Officer of Aditxt, Inc.

(12)	Consists of 381 shares of Series G-1 Convertible Preferred Shares, with voting rights equal to 6.2% of the then issued and outstanding shares of Common Stock entitled to vote in stockholder actions. Adjuvant Global Health Technology Fund, L.P. and Adjuvant Global Health Technology Fund DE, L.P. also hold convertible notes that could be converted into 2,180,467,689 shares of Common Stock and purchase rights that could be converted into 187,232,318 shares of Common Stock within 60 days of February 28, 2026. However, the voting power of each holder of Series G-1 Convertible Preferred Shares is limited by the maximum beneficial ownership percentage of 19.99%. According to our books and records, the address of Adjuvant Global Health Technology Fund, L.P. and Adjuvant Global Health Technology Fund DE, L.P. is 445 Fifth Ave, #20D, New York, NY 10016. Kabeer Aziz, Vice President & Secretary of Adjuvant Global Health Technology Fund, L.P. and Adjuvant Global Health Technology Fund DE, L.P., holds voting and dispositive power over the shares held by this stockholder. Mr. Aziz disclaims any beneficial ownership of these shares.

(13)	Consists of 190 shares of Series G-1 Convertible Preferred Shares, with voting rights equal to 3.1% of the then issued and outstanding shares of Common Stock entitled to vote in stockholder actions. Pinz Capital Special Opportunities Fund, L.P. also holds convertible notes that could be converted into 6,524,525 shares of Common Stock, warrants that could be converted into 64,743 shares of Common Stock, and purchase rights that could be converted into 100,000 shares of Common Stock within 60 days of February 28, 2026. However, the voting power of Pinz Capital Special Opportunities Fund, L.P. is limited by the maximum beneficial ownership percentage of 9.99%. According to our books and records, the address of Pinz Capital Special Opportunities Fund, L.P. is 150 East 52nd Street, 29th fl., New York, NY 10022. Matthew Pinz, Managing Partner & CIO of Pinz Capital Special Opportunities Fund, L.P. holds voting and dispositive power over the shares held by this stockholder. Mr. Pinz disclaims any beneficial ownership of these shares.

(14)	Consists of 190 shares of Series G-1 Convertible Preferred Shares, with voting rights equal to 3.1% of the then issued and outstanding shares of Common Stock entitled to vote in stockholder actions. Stratgyx, LLC also holds convertible notes that could be converted into 2,263,605 shares of Common Stock and warrants that could be converted into 415,343 shares of Common Stock within 60 days of February 28, 2026. However, the voting power of Stratgyx, LLC is limited by the maximum beneficial ownership percentage of 9.99%. According to our books and records, the address of Stratgyx, LLC is 340 West 86th Street, #9B, New York, NY 10024. Sameer Mithal, Managing Partner of Stratgyx, LLC holds voting and dispositive power over the shares held by this stockholder. Mr. Mithal disclaims any beneficial ownership of these shares.

(15)	Consists of 190 shares of Series G-1 Convertible Preferred Shares, with voting rights equal to 3.1% of the then issued and outstanding shares of Common Stock entitled to vote in stockholder actions. Jim Fallon also holds convertible notes that could be converted into 488,523 shares of Common Stock and warrants that could be converted into 24,614 shares of Common Stock within 60 days of February 28, 2026. However, the voting power of Mr. Fallon is limited by the maximum beneficial ownership percentage of 9.99%. According to our books and records, the address of Jim Fallon is 137 West 83rd Street, Apt 5W, New York, NY 10024. Mr. Fallon holds voting and dispositive power over these shares.

(16)	Consists of 190 shares of Series G-1 Convertible Preferred Shares, with voting rights equal to 3.1% of the then issued and outstanding shares of Common Stock entitled to vote in stockholder actions. ISJ Capital, LLC also holds convertible notes that could be converted into 24,786,637 shares of Common Stock and warrants that could be converted into 215,384 shares of Common Stock within 60 days of February 28, 2026. However, the voting power of ISJ Capital, LLC is limited by the maximum beneficial ownership percentage of 9.99%. According to our books and records, the address of ISJ Capital, LLC is 1044 US Highway 22 West, 2nd Floor, Mountainside, NJ 07092. Anthony Basile holds voting and dispositive power over the shares held by this stockholder. Mr. Basile disclaims any beneficial ownership of these shares.

(17)	Consists of 190 shares of Series G-1 Convertible Preferred Shares, with voting rights equal to 3.1% of the then issued and outstanding shares of Common Stock entitled to vote in stockholder actions. Tim Ayer also holds convertible notes that could be converted into 3,344,093 shares of Common Stock and warrants that could be converted into 483,038 shares of Common Stock within 60 days of February 28, 2026. However, the voting power of Mr. Ayer is limited by the maximum beneficial ownership percentage of 9.99%. According to our books and records, the address of Mr. Ayer is 101 Zdon Road, Middlesex, VT 05602. Mr. Ayer holds voting and dispositive power over these shares.

(18)	Consists of 190 shares of Series G-1 Convertible Preferred Shares, with voting rights equal to 3.1% of the then issued and outstanding shares of Common Stock entitled to vote in stockholder actions. Donald E. Garlikov also holds convertible notes that could be converted into 71,120,619 shares of Common Stock and warrants that could be converted into 3,135,106 shares of Common Stock within 60 days of February 28, 2026. However, the voting power of Mr. Garlikov is limited by the maximum beneficial ownership percentage of 9.99%. According to our books and records, the address of Mr. Garlikov is 41 High Street, Suite 3400, Columbus, OH 43215. Mr. Garlikov holds voting and dispositive power over these shares.

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

Except as otherwise set forth herein relating to the F-1 Shares and Aditxt Notes and Warrants issued to Aditxt as well as the exchange of a portion of the Adjuvant Notes to Series G-1 Shares during the years ended December 31, 2025 and 2024 and to-date in 2026 there were no transactions to which we will be a party, nor are there any currently proposed transactions to which we will be a party, in which:

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

Series E-1 Convertible Preferred Stock

On August 7, 2023, the Company filed a Certificate of Designation of Series E-1 Convertible Preferred Stock (E-1 Certificate of Designation), par value $0.0001 per share (the Series E-1 Shares). An aggregate of 2,300 shares was authorized. On June 30, 2025, the holders of a majority of issued and outstanding shares of the Series E-1 Shares approved by written consent in lieu of a meeting the Amended and Restated Certificate of Designations of Series E-1 Convertible Preferred Stock (the A&R E-1 Certificate of Designations). The Company’s Board of Directors also approved the A&R E-1 Certificate of Designations on June 30, 2025. The A&R E-1 Certificate of Designations increased the number of total authorized shares from 2,300 to 10,000 in order to authorize a sufficient number of shares for the payment of dividends in kind in the form of additional shares of Series E-1 Shares and update certain definitions. The A&R E-1 Certificate of Designations became effective on September 30, 2025. The Series E-1 Shares are convertible into shares of Common Stock at a conversion price of $0.40, as adjusted, per share and are both counted toward quorum on the basis of and have voting rights equal to the number of shares of Common Stock into which the Series E-1 Shares are then convertible. The Series E-1 Shares are senior to all Common Stock with respect to preferences as to dividends, distributions and payments upon a dissolution event. Dividends are payable in shares of Common Stock and may, at the Company’s election, be capitalized and added to the principal monthly. Also on August 7, 2023, certain investors party to the December 2022 Notes and the February 2023 Notes exchanged $1.8 million total in principal and accrued interest under the outstanding convertible promissory notes for 1,800 shares of Series E-1 Shares. Per the A&R E-1 Certificate of Designation, the conversion rate can also be adjusted in several future circumstances, such as on certain dates after the exchange date and upon the issuance of additional convertible securities with a lower conversion rate or in the instance of a Triggering Event. As such, the conversion price as of December 31, 2025 was $0.0154 per share and there were 2,412 Series E-1 Shares issued and outstanding.

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

On December 21, 2023, the Company issued a total of 22,280 Series F-1 Shares to certain investors, including 613 shares exchanged for warrants to purchase up to 9,972,074 shares of the Company’s Common Stock and 21,667 shares to exchange a partial value of the outstanding purchase rights. The holders of the Series F-1 Shares immediately exchanged their Series F-1 Shares into Aditxt’s Series A-1 preferred stock and, as a result, Aditxt currently holds all outstanding Series F-1 Shares. The Series F-1 Shares are to be cancelled upon the consummation of the transactions contemplated in the A&R Merger Agreement.

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

Series G-1 Convertible Preferred Stock

On August 22, 2025, the Company filed a Certificate of Designations creating the Series G-1 Shares (G-1 Certificate of Designations). The Company’s Board of Directors approved the G-1 Certificates of Designations on August 22, 2025 and the G-1 Certificate of Designations became effective upon filing with the State of Delaware on the same day. Subsequently on August 22, 2025, the Company entered into Exchange Agreements with certain investors (the G-1 Investors) providing for the exchange of certain SSNs and a portion of the Adjuvant Notes due in the aggregate original principal and accrued interest amount of approximately $1.6 million into an aggregate 1,573 shares of Series G-1 Shares (collectively, the G-1 Offering). The Series G-1 Preferred Shares entitles the holder thereof to vote together with the common shareholders as a single class and to cast that number of votes per share as is equal to the number of shares of Common Stock into which it is then convertible. Each of the Series G-1 Shares has a stated value of $1,000 per share and is convertible into shares of Common Stock at a rate determined by dividing (i) the stated value of such Series G-1 Shares plus any declared and unpaid dividends on such shares by (ii) the conversion price of $0.0154 per share, subject to adjustment as provided in the Certificate of Designations. The Certificate of Designations also provides that in the event of certain Triggering Events (as defined below), any holder may, at any time, convert any or all of such holder’s Series G-1 Shares at a conversion rate equal to the product of (i) the Alternate Conversion Price (as defined below) and (ii) the quotient of (x) the 25% redemption premium multiplied by (y) the amount of Series G-1 Shares subject to such conversion. Triggering Events include, among others, (i) a failure to timely deliver shares of Common Stock, upon a conversion, (ii) a suspension of trading or the failure to be traded or listed on an eligible market for five consecutive days or more, (iii) the failure to pay any dividend to the holders of Series G-1 Shares when required, (iv) the failure to remove restrictive legends when required, (v) proceedings for a bankruptcy, insolvency, reorganization or liquidation, which are not dismissed with 30 days, (vi) commencement of a voluntary bankruptcy proceeding, and (vii) final judgments against the Company for the payment of money in excess of $0.1 million. Alternate Conversion Price means the lowest of (i) the applicable conversion price the in effect, (ii) 80% of the volume weighted average price (VWAP) of the Common Stock on the trading day immediately preceding the delivery of the applicable conversion notice, (iii) 80% of the VWAP of the Common Stock on the trading day of the delivery of the applicable conversion notice and (iv) 80% of the price computed as the quotient of (I) the sum of the VWAP of the Common Stock for each of the three (3) trading days with the lowest VWAP of the Common Stock during the fifteen (15) consecutive trading day period ending and including the trading day immediately preceding the delivery of the applicable conversion notice, divided by (II) three (3). Each holder of Series G-1 Shares is entitled to receive dividends at a rate of 8% per annum, paid in the form of Common Stock or paid-in-kind as additional shares of Series G-1 Shares, at the Company’s discretion (the Series G-1 Dividends) payable to the holders of the Series G-1 Shares on a monthly basis.

As discussed in Note 12 – Subsequent Events, on March 5, 2026, the Company issued a total of 5,844,156 shares of the Company’s Common Stock upon conversion of 90 Series G-1 Shares pursuant to the provisions in the G-1 Certificate of Designations.

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

Board Independence

Although certain director fees were accrued and unpaid as of December 31, 2025 due to the Company’s liquidity constraints, the Board considered this factor in evaluating director independence and determined that such deferral does not constitute a material relationship that would impair the independence of any director under applicable SEC rules and relevant listing standards.

Item 14. Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm’s Fees

The following table shows the fees billed by BPM LLP for the audit of our annual consolidated financial statements for the last two fiscal years:

	Years Ended December 31,
	2025	2024
Audit Fees (1)	$662,291	$688,980
Audit Related Fees	-	-
Tax Fees (2)	-	-
All Other Fees	-	-
Total	$662,291	$688,980

(1)	Audit Fees represent fees and out-of-pocket expenses, whether or not yet invoiced, for professional services provided in connection with the audit of the Company’s consolidated financial statements, the review of the Company’s quarterly consolidated financial statements, and audit services provided in connection with other regulatory filings.
(2)	Tax fees represent fees and out-of-pocket expenses for professional services for tax compliance, tax advice or tax return preparations.

Pre-Approval Policies and Procedures

The Audit Committee annually reviews and pre-approves certain audit and non-audit services that may be provided by our independent registered public accounting firm and establishes and pre-approves the aggregate fee level for these services. Any proposed services that would cause us to exceed the pre-approved aggregate fee amount must be pre-approved by the Audit Committee. All audit services for 2024 and 2025 were pre-approved by the Audit Committee.

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

3. Exhibits Required to Be Filed by Item 601 of Regulation S-K.

A list of exhibits is set forth on the following page and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Title	Herewith	Form	File No.	Date Filed
2.1	Definitive agreement by and between the Company and Aditxt, Inc.		8-K	001-36754	12/12/2023
2.2	First Amendment to the Merger Agreement, dated January 8, 2024		8-K	001-36754	1/11/2024
2.3	Second Amendment to the Merger Agreement, dated January 20, 2024		8-K	001-36754	1/31/2024
2.4	Third Amendment to the Merger Agreement, dated February 29, 2024		8-K	001-36754	3/6/2024
2.5	Reinstatement and Fourth Amendment to Merger Agreement dated May 2, 2024		8-K	001-36754	5/2/2024
2.6	Amended and Restated Plan of Merger, by and between the Company, Aditxt, Inc. and Adifem, Inc.		8-K	001-36754	7/18/2024
2.7	First Amendment to the Amended and Restated Agreement and Plan of Merger, by and between the Company, Aditxt, Inc., and Adifem, Inc., dated August 16, 2024		8-K	001-36754	8/20/2024
2.8	Second Amendment to the Amended and Restated Agreement and Plan of Merger, by and between the Company, Aditxt, Inc., and Adifem, Inc., dated September 6, 2024		8-K	001-36754	9/6/2024
2.9	Third Amendment to the Amended and Restated Agreement and Plan of Merger, by and among the Company, Aditxt, Inc. and Adifem, Inc., dated October 2, 2024		8-K	001-36754	10/3/2024
2.10	Fourth Amendment to the Amended and Restated Agreement and Plan of Merger, by and among the Company, Aditxt, Inc. and Adifem, Inc., dated November 19, 2024		8-K	001-36754	11/25/2024
2.11	Fifth Amendment to the Amended and Restated Agreement and Plan of Merger by and among the Company, Aditxt, Inc. and Adifem, Inc., dated March 22, 2025		10-K	001-36754	3/28/2025
2.12	Sixth Amendment to the Amended and Restated Merger Agreement, dated August 26, 2025		8-K	001-36754	8/26/2025
3.1	Certificate of Designation of the Series A Preferred Stock of the Company.		8-K	001-36754	3/25/2020
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock.		8-K	001-36754	10/12/2021
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock		8-K	001-36754	3/24/2022
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation		8-K	001-36754	5/5/2022
3.5	Amended and Restated Certificate of Incorporation		10-Q	001-36754	5/10/2022
3.6	Certificate of Designation of Series D Preferred Shares		8-K	001-36754	12/21/2022
3.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation		8-K	001-36754	5/17/2023
3.8	Amended and Restated Bylaws of the Registrant.		8-K	001-36754	7/17/2023
3.9	Certificate of Designation of Series E-1 Preferred Stock.		8-K	001-36754	8/10/2023
3.10	Amendment to the amended and Restated Certificate of Incorporation of Evofem Biosciences, Inc		8-K	001-36754	9/15/2023
3.11	Amended and Restated certificate of Designation of Series F-1 Convertible Preferred Stock		8-K	001-36754	6/26/2024
3.12	Certificate of Designations of the Series G-1 Preferred Stock		8-K	001-36754	8/26/2025

4.1	Form of Stock Certificate.		10-K	001-36754	2/26/2018
4.2	Description of Evofem’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.	X
10.1	Form of Support Agreement, by and between the Company and the Investor, dated as of October 28, and October 30, 2024.		8-K	001-36754	10/31/2024
10.2	2014 Employee Stock Purchase Plan.		S-1/A	333-199449	11/10/2014
10.3	Form of Stock Option Agreement under Amended and Restated 2014 Equity Incentive Plan.		S-1/A	333-199449	11/10/2014
10.4	Form of Restricted Stock Units Agreement under the Amended and Restated 2014 Equity Incentive Plan.		S-1/A	333-199449	11/10/2014
10.5	Form of Restricted Stock Agreement under the Amended and Restated 2014 Equity Incentive Plan.		S-1/A	333-199449	11/10/2014
10.6	Form of Notice of Grant of Restricted Stock Units under the Amended and Restated 2014 Equity Incentive Plan.		S-1/A	333-199449	11/10/2014
10.7	Form of Notice of Grant of Restricted Stock under the Amended and Restated 2014 Equity Incentive Plan.		S-1/A	333-199449	11/10/2014
10.8	Form of Notice of Grant of Stock Option under the Amended and Restated 2014 Equity Incentive Plan.		S-1/A	333-199449	11/10/2014
10.9	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.		S-1	333-199449	10/17/2017
10.10	Form of Stock Option Agreement under 2007 Stock Plan.		S-1	333-199449	10/17/2017
10.11	Evofem Biosciences Operations, Inc. Amended and Restated 2012 Equity Incentive Plan.		S-4	333-221592	11/15/2017
10.12	Form of Notice of Option Grant and Option Agreement under the Evofem Biosciences Operations, Inc. Amended and Restated 2012 Equity Incentive Plan.		S-4	333-221592	11/15/2017
10.13	Amended and Restated License Agreement, by and between Rush University Medical Center and Evofem, Inc. dated as of March 27, 2014.		S-4	333-221592	11/15/2017

10.14	Executive Employment Agreement, dated as of July 2, 2018, by and between the Registrant and Saundra Pelletier.	8-K	001-36754	7/3/2018
10.15	Form of Notice of Grant of Stock Option under the 2018 Inducement Equity Incentive Plan.	10-Q	001-36754	8/2/2018
10.16	Evofem Biosciences, Inc. 2019 Employee Stock Purchase Plan.	8-K	001-36754	6/5/2019
10.17	Supply and Manufacturing Agreement, dated November 4, 2019, by and between the Registrant and DPT Laboratories, Ltd.	10-K	001-36754	3/12/2020
10.18	Securities Purchase and Security Agreement, dated as of April 23, 2020, by and among Evofem Biosciences, Inc., its wholly-owned domestic subsidiaries as guarantors, certain affiliates of Baker Bros. Advisors LP, as purchasers, and Baker Bros. Advisors LP, as designated agent.	8-K	001-36754	4/27/2020
10.19	Intellectual Property Security Agreement, dated as of April 23, 2020, by and among Evofem Biosciences, Inc., Evofem, Inc. and Baker Bros. Advisors LP, as collateral agent.	8-K	001-36754	4/27/2020
10.20	Securities Purchase Agreement, dated as of October 14, 2020, by and among Evofem Biosciences, Inc., Adjuvant Global Health Technology Fund, L.P. and Adjuvant Global Health Technology Fund DE, L.P., as purchasers.	8-K	001-36754	10/15/2020
10.21	Letter Agreement, dated as of October 14, 2020, by and among Evofem Biosciences, Inc., Adjuvant Global Health Technology Fund, L.P. and Adjuvant Global Health Technology Fund DE, L.P.	8-K	001-36754	10/15/2020
10.22	Amendment No. 1 to Amended and Restated License Agreement, by and between Rush University Medical Center and Evofem, Inc., dated September 29, 2020	10-Q	001-36754	11/9/2020
10.23	Evofem Biosciences, Inc. Amended and Restated 2014 Equity Incentive Plan.	10-K	001-36754	3/4/2021
10.24	Evofem Biosciences, Inc. Incentive Recoupment Policy	10-K	001-36754	3/4/2021
10.25	First Amendment to Securities Purchase and Security Agreement, dated as of November 20, 2021, by and among Evofem Biosciences, Inc., certain affiliates of Baker Bros. Advisors LP, as purchasers, and Baker Bros. Advisors LP, as designated agent.	8-K	001-36754	11/22/2021
10.26	Amended and Restated Non-Employee Director Compensation Policy (currently in effect).	10-K	001-36754	3/10/2022
10.27	Second Amendment to Securities Purchase and Security Agreement, dated as of April 23, 2020, by and among Evofem Biosciences, Inc., certain affiliates of Baker Bros. Advisors LP, as purchasers, and Baker Bros. Advisors LP, as designated agent.	8-K	001-36754	3/21/2022

10.28		Forbearance Agreement, dated as of September 15, 2022, by and among Evofem Biosciences, Inc. and certain institutional investors.		8-K	001-36754	9/16/2022
10.29		Forbearance Agreement, dated as of September 15, 2022, by and among Evofem Biosciences, Inc., Adjuvant Global Health Technology Fund, LP, and Adjuvant Global Health Technology Fund, DE, LP.		8-K	001-36754	9/16/2022
10.30		Subordination Agreement, dated as of September 15, 2022, by and among Global Health Technology Fund, LP, Adjuvant Global Health Technology Fund, DE, LP, and certain institutional investors and their designated agent.		8-K	001-36754	9/16/2022
10.31		Third Amendment to Securities Purchase and Security Agreement, dated as of September 15, 2022, by and among Evofem Biosciences, Inc., certain institutional investor and their designated agent.		8-K	001-36754	9/16/2022
10.32		First Amendment to Forbearance Agreement		8-K	001-36754	12/21/2022
10.33	†	Fourth Amendment to Securities Purchase and Security Agreement		8-K	001-36754	9/11/2023
10.34	Δ	Amended Employment Agreement, by and between the Company and Ivy Zhang, dated as of November 8, 2024.		10-Q	001-36754	11/14/2024
10.35	Δ	Amended Employment Agreement, by and between the Company and Saundra Pelletier, dated as of November 8, 2024.		10-Q	001-36754	11/14/2024
10.36		License and Supply Agreement dated March 20, 2025		8-K	001-36754	3/26/2025
10.37		Amendment No. 1 to License and Supply Agreement dated March 20, 2025		8-K	001-36754	4/3/2025
10.38		Form of Securities Purchase Agreement		8-K	001-36754	7/2/2025
10.39		Form of Senior Subordinated Convertible Note		8-K	001-36754	7/2/2025
10.40		Form of Warrant		8-K	001-36754	7/2/2025
10.41		Form of Call Option Agreement		8-K	001-36754	4/14/2025
10.42		First Amendment to Development and Supply Agreement dated May 3, 2025		8-K	001-36754	5/8/2025
10.43		License Agreement by and between the Company and Pharma 1 Drug Store, L.L.C		8-K	001-36754	5/22/2025
10.44		Form of Exchange Agreement		8-K	001-36754	8/26/2025
10.45		Third Amendment to Securities Purchase Agreement dated as of October 13, 2025		8-K	001-36754	10/17/2025
19.1		Insider trading policies and procedures	X
19.2		Incentive compensation recoupment policy	X
21.1		List of Subsidiaries	X
23.1		Consent of BPM LLP	X
31.1		Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS		Inline XBRL Instance Document	X
101.SCH		Inline XBRL Taxonomy Extension Schema Document	X
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF		Inline XBRL Definition Linkbase Document	X
101.LAB		Inline XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104		Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

Δ	Management Compensation Plan or arrangement.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 406 under the Securities Act of 1933, as amended.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned hereunto duly authorized.

EVOFEM BIOSCIENCES, INC.

March 11, 2026	By:	/s/ Saundra Pelletier
	Name:	Saundra Pelletier
	Title:	President, Chief Executive Officer and Interim Chairperson of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Saundra Pelletier	President, Chief Executive Officer and Interim Chairperson of the Board	March 11, 2026
Saundra Pelletier	(Principal Executive Officer)

/s/ Ivy Zhang	Chief Financial Officer and Secretary	March 11, 2026
Ivy Zhang	(Principal Financial Officer and Principal Accounting Officer)

/s/ Kim P. Kamdar, Ph.D.	Director	March 11, 2026
Kim P. Kamdar, Ph.D.

/s/ Tony O’Brien	Director	March 11, 2026
Tony O’Brien

/s/ Colin Rutherford	Director	March 11, 2026
Colin Rutherford

/s/ Lisa Rarick	Director	March 11, 2026
Lisa Rarick

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Evofem Biosciences, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Evofem Biosciences, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive operations, convertible and redeemable preferred stock and stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, negative cash flows from operations since inception, and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Critical Audit Matter Description

Valuation of Related-Party and Third-Party Debt and Derivative Liabilities

As described in Note 4 – Debt, in April 2020, the Company entered into a Securities Purchase and Security Agreement with certain affiliates of Baker Bros. Advisors LP (“Baker”), pursuant to which the Company agreed to issue and sell senior secured promissory notes (the “Baker Notes”) in an aggregate principal amount of up to $25.0 million. The Baker Notes were subsequently assigned to Aditxt, Inc. in December 2023, assigned back to Baker in February 2024, and then assigned to Future Pak LLC on July 23, 2024, and remain outstanding as of December 31, 2025. The fair value of the Baker Notes was determined by estimating the fair value of the Market Value of Invested Capital (“MVIC”) of the Company from the third quarter of 2022 through the second quarter of 2023. Starting in the third quarter of 2023, the fair value of the Baker Notes is determined using a Monte Carlo simulation-based model.

As described in Note 4 – Debt, the Company entered into eight Securities Purchase Agreements (“SPAs”) between December 2022 and September 2023 with certain investors. In April and June 2025, the Company entered into securities purchase agreements with Aditxt, Inc. (the “Aditxt SPAs”) providing for the sale and issuance of senior subordinated convertible notes. Each of the SPAs and Aditxt SPAs are materially similar, includes both term notes (collectively, “SSNs”) and detachable common stock warrants, and contains certain conversion and contingent redemption features. The fair value of the SSNs was determined by estimating the fair value of the MVIC of the Company from the third quarter of 2022 through December 31, 2025.

As described in Note 8 – Convertible and Redeemable Preferred Stock and Stockholders’ Deficit, in 2023, the Company signed an agreement with the holders of Purchase Rights upon which the total aggregate value of the Purchase Rights is fixed at $24.7 million, to be paid in a variable number of shares based on the current exercise price. The Purchase Rights are recorded as derivative liabilities in the consolidated balance sheets and are valued using an option pricing model (“OPM”), similar to a Black-Scholes model. The assumptions used in the OPM are considered level 3 assumptions and include, but are not limited to, the MVIC, the cumulative equity value of the Company as a proxy for the exercise price.

The MVIC was estimated using forms of the cost and market approaches. In the cost approach, an adjusted net asset value method was used to determine the net recoverable value of the Company, including an estimate of the fair value of the Company’s intellectual property. The Monte Carlo simulation was used to take into account several embedded features and factors, including the exercise of the repurchase right, the Company’s future revenues, meeting certain debt covenants, the maturity term of the note and dissolution. For the dissolution scenario, the cost approach, an adjusted net asset value method was used to determine the net recoverable value of the Company, including an estimate of the fair value of the Company’s intellectual property. The estimated fair value of the Company’s intellectual property was valued using a relief from royalty method, which required management to make significant estimates and assumptions related to forecasts of future revenue, and the selection of the royalty and discount rates. The guideline public company method served as another valuation indicator. In this form of the market approach, comparable market revenue multiples were elected and applied to the Company’s forward revenue forecast to ultimately derive a MVIC indication. As of December 31, 2025, the Company recorded the fair values of the Baker Notes, SSNs and Purchase Rights at $15.5 million, $5.9 million and $1.0 million, respectively.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s determination of the fair values of the Baker Notes, SSNs and Purchase Rights, included the following, among others:

-	We evaluated management’s ability to accurately forecast future revenue by comparing actual revenues to management’s expectations.

-	We evaluated the reasonableness of management’s forecasts of future revenue by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) the overall estimated market size.

-	With the assistance of fair value specialists, we evaluated the reasonableness of the probability of scenarios used in the Monte Carlo simulation and the royalty and discount rates by (1) testing the underlying source information and mathematical accuracy of the calculations, (2) developing a range of independent estimates and comparing those to the probability scenarios and discount rates selected by management and (3) understanding the facts and circumstances around the selected probability weightings for each scenario and selected royalty and discount rates.

Critical Audit Matter Description

Valuation of SOLOSEC Contingent Consideration (“Earnout”) Liabilities

As described in Note 6 – Fair Value of Financial Instruments - in connection with the SOLOSEC asset acquisition completed in a prior year, the total consideration included an up-front payment paid at closing, sales-based payments to be paid over the next 15 years (the “Earnout Term”) in each year in which SOLOSEC adjusted net revenue exceeds a specified threshold, a $10.0 million one-time payment upon achievement of cumulative SOLOSEC adjusted net revenues of $100 million, and quarterly royalty payments based on SOLOSEC net revenue. The fair value of the consideration was attributed to the SOLOSEC product line and recorded as an intangible asset, with the future sales-based payments recorded as contingent liabilities.

As of December 31, 2025, the Company remeasured the fair value of the SOLOSEC contingent consideration liabilities using a Monte Carlo simulation model that assumes revenues follow a geometric Brownian motion. The model simulates future SOLOSEC revenues over the Earnout Term based on expected growth, risk adjustments, and revenue volatility to estimate the likelihood and amount of sales-based payments. The expected payments are then discounted to present value to determine the fair value of the contingent liabilities.

The discount rate reflects the risk-free rate, a credit spread based on the Company’s interest-bearing debt, an additional spread for credit migration, and an incremental spread to reflect the subordinated nature of the contingent liabilities. The valuation is subject to significant estimation uncertainty, as it is sensitive to assumptions related to future SOLOSEC net revenue, revenue volatility, and the discount rate. As of December 31, 2025, the fair value of the SOLOSEC contingent liabilities was $4.7 million.

We identified the valuation of the SOLOSEC contingent consideration liabilities as a critical audit matter due to the significant estimates and assumptions made by management related to forecasts of future SOLOSEC net revenues and the application of revenue volatility and discount rate within the Monte Carlo simulation model used to estimate fair value. This required a high degree of auditor judgment and an increased extent of effort, including the involvement of our fair valuation specialists, to evaluate the reasonableness of management’s revenue forecasts, revenue volatility and discount rate assumptions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s determination of the fair value of SOLOSEC contingent liabilities included the following, among others;

-	We evaluated management’s ability to accurately forecast future revenue by comparing actual revenues to management’s expectations.

-	We evaluated the reasonableness of management’s forecasts of future revenue by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) the overall estimated market size.

-	With the assistance of fair value specialists, we evaluated the reasonableness of the revenue volatility and discount rate used in the Monte Carlo simulation (1) testing the underlying source information and mathematical accuracy of the calculations, (2) sensitizing forecasted net revenue for developing an independent fair value range and comparing that range to management’s estimate, and (3) understanding the facts and circumstances around the selected revenue volatility and discount rates.

We have served as the Company’s auditor since 2023.

/s/ BPM LLP

Sacramento, California

March 11, 2026

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share data)

	As of
	December 31, 2025	December 31, 2024
Assets
Current assets:
Restricted cash and cash equivalents	$578	$741
Trade accounts receivable, net	12,480	9,832
Inventories	1,129	1,577
Prepaid and other current assets	1,097	1,459
Total current assets	15,284	13,609

Property and equipment, net	418	458
Operating lease right-of-use assets	182	89
Intangible asset, net (Note 7)	4,348	9,597
Other noncurrent assets	42	36
Total assets	$20,274	$23,789
Liabilities, convertible and redeemable preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$13,153	$16,172
Notes - carried at fair value (Note 4)	20,097	14,974
Notes - carried at fair value - Related Party (Note 4)	1,352	-
Convertible notes, net - Adjuvant - Related Party (Note 4)	32,770	30,769
Short-term debt	147	135
Accrued expenses	1,292	5,509
Accrued compensation	2,587	3,494
Operating lease liabilities – current	128	82
Derivative liabilities	1,006	1,359
Contingent liabilities - current (Note 7)	272	592
Other current liabilities	12,016	7,362
Total current liabilities	84,820	80,448
Operating lease liabilities - noncurrent	54	7
Contingent liabilities - noncurrent (Note 7)	4,837	9,809
Total liabilities	89,711	90,264
Commitments and contingencies (Note 7)
Convertible and redeemable preferred stock, $0.0001 par value, senior to Common Stock
Series E-1, F-1 and G-1 convertible and redeemable preferred stock, 10,000, 95,000 and 5,000 shares authorized; 2,412 and 2,068 shares of E-1 issued and outstanding as of December 31, 2025 and 2024, respectively; 26,280 shares of F-1 issued and outstanding at both December 31, 2025 and 2024, and 1,618 shares of G-1 issued and outstanding at December 31, 2025 and no such shares issued and outstanding at December 31, 2024	4,899	4,782
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2025 and 2024, respectively	-	-
Common Stock, $0.0001 par value; 3,000,000,000 shares authorized; 126,685,925 and 113,356,354 shares issued and outstanding as of and December 31, 2025 and 2024, respectively	13	11
Additional paid-in capital	831,859	829,026
Accumulated other comprehensive loss	(8,818)	(2,630)
Accumulated deficit	(897,390)	(897,664)
Total stockholders’ deficit	(74,336)	(71,257)
Total liabilities, convertible and redeemable preferred stock and stockholders’ deficit	$20,274	$23,789

See accompanying notes to the consolidated financial statements.

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Years Ended December 31,
	2025	2024
Product sales, net	$20,183	$19,363

Operating Expenses:
Cost of goods sold	4,617	3,834
Gain on change in accounting estimates on contingent royalty liability (Note 7)	(1,933)	-
Amortization of intangible asset	499	619
Research and development, net	(3,447)	1,845
Selling and marketing	9,682	9,176
General and administrative	7,393	11,565
Total operating expenses	16,811	27,039
Income (loss) from operations	3,372	(7,676)
Other income (expense):
Interest income	15	16
Other expense, net	(2,635)	(2,575)
Loss on issuance of financial instruments	-	(3,300)
Gain on debt extinguishment, net	-	977
Change in fair value of financial instruments	(359)	3,698
Total other expense, net	(2,979)	(1,184)
Income (loss) before income tax expense	393	(8,860)
Income tax expense	(2)	-
Net income (loss)	391	(8,860)
Convertible preferred stock deemed dividends	(117)	(105)
Net income (loss) attributable to common stockholders	$274	$(8,965)
Net income (loss) per share attributable to common stockholders:
Basic (Note 2)	$0.00	$(0.11)
Diluted (Note 2)	$0.00	$(0.11)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	123,657,915	80,003,309
Diluted	6,421,746,555	80,003,309

See accompanying notes to the consolidated financial statements.

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(In thousands)

	Years Ended December 31,
	2025	2024
Net income (loss)	$391	$(8,860)
Other comprehensive income (loss):
Change in fair value of financial instruments attributed to credit risk change (Note 4)	(6,188)	(1,924)
Reclassification adjustment related to debt extinguishment	-	143
Comprehensive loss	$(5,797)	$(10,641)

See accompanying notes to consolidated financial statements.

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONVERTIBLE AND REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

	Series E-1 Convertible and Redeemable Preferred Stock		Series F-1 Convertible and Redeemable Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance as of December 31, 2023	1,874	$1,874	22,280	$2,719	20,007,799	$2	$823,036	$(849)	$(888,699)	$(66,510)
Issuance of Common Stock upon noncash exercise of warrants	-	-	-	-	246,153	-	15	-	-	15
Issuance of Common Stock upon noncash exercise of purchase rights	-	-	-	-	69,875,000	7	162	-	-	169
Issuance of Common Stock upon conversion of notes	-	-	-	-	23,227,402	2	50	-	-	52
Extinguishment of Baker Notes (Note 4)	-	-	-	-	-	-	-	143	-	143
Stock-based compensation	-	-	-	-	-	-	847	-	-	847
Change in fair value of financial instruments attributed to credit risk change (Note 4)	-	-	-	-	-	-	-	(1,924)	-	(1,924)
Series E-1 Shares dividends	194	105	-	-	-	-	-	-	(105)	(105)
Issuance of Series F-1 Shares to Aditxt, including reinstatement proceeds - Related Party	-	-	4,000	84	-	-	4,916	-	-	4,916
Net loss	-	-	-	-	-	-	-	-	(8,860)	(8,860)
Balance as of December 31, 2024	2,068	$1,979	26,280	$2,803	113,356,354	$11	$829,026	$(2,630)	$(897,664)	$(71,257)

	Series E-1 Convertible and Redeemable Preferred Stock		Series F-1 Convertible and Redeemable Preferred Stock		Series G1 Convertible and Redeemable Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance as of December 31, 2024	2,068	$1,979	26,280	$2,803	-	-	113,356,354	$11	$829,026	$(2,630)	$(897,664)	$(71,257)
Issuance of Common Stock upon noncash exercise of purchase rights	-	-	-	-	-	-	13,329,571	2	2	-	-	4
Issuance of Series G-1 convertible and redeemable preferred stock upon conversion of convertible notes, net	-	-	-	-	1,573	-	-	-	369	-	-	369
Issuance of Aditxt Notes – Related Party (Note 4)	-	-	-	-	-	-	-	-	2,296	-	-	2,296
Stock-based compensation	-	-	-	-	-	-	-	-	166	-	-	166
Change in fair value of financial instruments attributed to credit risk change (Note 4)	-	-	-	-	-	-	-	-	-	(6,188)	-	(6,188)
Series E-1 and G-1 Shares dividends	344	98	-	-	45	19	-	-	-	-	(117)	(117)
Net income	-	-	-	-	-	-	-	-	-	-	391	391
Balance as of December 31, 2025	2,412	$2,077	26,280	$2,803	1,618	$19	126,685,925	$13	$831,859	$(8,818)	$(897,390)	$(74,336)

See accompanying notes to the consolidated financial statements.

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2025	2024

Cash flows from operating activities:
Net income (loss)	$391	$(8,860)
Adjustments to reconcile net income (loss) to net restricted cash and cash equivalents used in operating activities:
Loss on issuance of financial instruments	-	3,300
Gain on debt extinguishment	-	(977)
Gain on change in accounting estimates on contingent royalty liability	(1,933)	-
Change in fair value of financial instruments	359	(3,698)
Inventory write-down for excess & obsolescence and loss on purchase commitment	1,012	63
Loss on contingent liability	54	840
Stock-based compensation	166	847
Depreciation	19	30
Amortization of intangible asset	499	619
Noncash interest expense	2,366	2,243
Noncash right-of-use asset amortization	108	107
Net loss on disposal or impairment of property and equipment	20	734
Gain on accounts payable and accrued expenses settlements	(5,636)	-
Changes in operating assets and liabilities:
Trade accounts receivable	(2,648)	(4,094)
Inventories	(260)	57
Prepaid and other assets	356	(265)
Accounts payable	182	(910)
Accrued expenses and other liabilities	4,468	5,300
Accrued compensation	(907)	885
Contingent liabilities	(499)	-
Operating lease liabilities	(109)	(106)
Net restricted cash and cash equivalents used in operating activities	(1,992)	(3,885)
Cash flows from investing activities:
Payments related to intangible asset acquisition	(57)	(555)
Purchases of property and equipment	(5)	(14)
Net restricted cash and cash equivalents used in investing activities	(62)	(569)
Cash flows from financing activities:
Borrowings under short-term debt	383	397
Proceeds from issuance of Aditxt Notes – Related Party	2,425	-
Proceeds from issuance of Series F-1 Shares to Aditxt, including reinstatement proceeds - Related Party	-	5,000
Payments under short-term debt and Notes – carried at fair value	(905)	(782)
Cash paid for financing costs	(12)	-
Net restricted cash and cash equivalents provided by financing activities	1,891	4,615
Net change in restricted cash and cash equivalents	(163)	161
Restricted cash and cash equivalents, beginning of period	741	580
Restricted cash and cash equivalents, end of period	$578	$741
Supplemental cash flow information:
Cash paid for interest	16	159
Cash paid for taxes	2	8
Supplemental disclosure of noncash investing and financing activities:
Net increase/(decrease) in contingent liabilities	(4,751)	13,743
Exchange of convertible notes to Series G-1 convertible and redeemable preferred stock	381	-
Series E-1 and G-1 Shares deemed dividends	117	105
Addition to ROU asset and lease liability due to new leases	201	90
Purchases of property and equipment included in accounts payable and accrued expenses	78	84
Issuance of Common Stock upon exercise of purchase rights	4	169
Issuance of Common Stock upon conversion of notes	-	52
Issuance of Common Stock upon exercise of warrants	-	15

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

Under the 2020 Global Health Agreement with Adjuvant Capital, the Company has also submitted marketing applications for PHEXX under the trademark Femidence™ in Nigeria, Ethiopia, and Ghana. Femidence was approved in Nigeria on October 6, 2022, by the National Agency for Food and Drug Administration and Control. In October 2021, the Company submitted Femidence for approval in Mexico. The Company has not allocated resources to follow up with these regulatory bodies or advance commercialization in Nigeria due to fiscal constraints since October 2022.

Basis of Presentation and Principles of Consolidation

The Company prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) related to annual reports on Form 10-K. The Company’s financial statements are presented on a consolidated basis, which include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Reverse Stock Split

On November 26, 2025, the Company’s stockholders approved a reverse stock split of the Company’s issued and outstanding shares of Common Stock at a ratio of between 1-for-500 and 1-for-1,500. The Company’s board of directors has not yet effectuated the reverse stock split as of the date of filing of this Annual Report.

Risks, Uncertainties and Going Concern

Any disruptions in the commercialization of PHEXX or SOLOSEC and/or their supply chains could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

The Company’s principal operations are related to the commercialization of PHEXX and, since July 2024, SOLOSEC. Additional activities have included raising capital, identifying alternative manufacturing to lower PHEXX cost of goods sold (COGS), seeking ex-U.S. licensing partners to add non-dilutive capital to the balance sheet and geographically diversify its revenue streams, seeking product in-licensing/acquisition opportunities to expand and diversify its U.S. revenue streams, and establishing and maintaining a corporate infrastructure to support commercial products. The Company has incurred operating losses and negative cash flows from operating activities since inception. As of December 31, 2025, the Company had a working capital deficit of $69.5 million and an accumulated deficit of $897.4 million.

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

Management’s plans to meet its cash flow needs in the next 12 months include generating recurring product revenue from PHEXX and SOLOSEC, earning milestone payments by achieving certain regulatory milestones under the License and Supply Agreement with Pharma 1 for SOLOSEC, restructuring its current payables, and obtaining additional funding through non-dilutive or dilutive financings, collaborations or partnerships with other companies, including license agreements for PHEXX and/or SOLOSEC in the U.S. or foreign markets, or through other potential business combinations.

The Company anticipates it will continue to incur net losses for the foreseeable future. According to management estimates, liquidity resources were not sufficient to maintain the Company’s cash flow needs for the twelve months from the date of issuance of these audited consolidated financial statements.

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

Subsequent Events

Subsequent events were evaluated through the filing date of this Annual Report, March 11, 2026.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto.

Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include, but are not limited to: the assumptions used in measuring the revenue gross-to-net variable consideration items; the allowance for expected credit losses estimate; the assumptions used in estimating the fair value of convertible notes, preferred stock, warrants and purchase rights issued; the assumptions used in the valuation of inventory, the intangible asset, and contingent liabilities; the useful lives and recoverability of long-lived assets; the assumptions used to estimate the amount due under the contingent Rush Royalty liability; and the valuation of deferred tax assets. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances and adjusts when facts and circumstances dictate. The estimates are the basis for making judgments about the carrying values of assets, liabilities and recorded expenses that are not readily apparent from other sources. As future events and their effects cannot be determined with precision, actual results may materially differ from those estimates or assumptions.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker (CODM), the Chief Executive Officer of the Company, in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment. The Company’s CODM assesses performance and decides how to allocate resources for the Company’s one operating segment based on consolidated net income or loss that is reported on the consolidated statements of operations. The Company has also evaluated the significant segment expenses incurred by the single segment that are regularly provided to the CODM. The significant segment expenses regularly provided to the CODM are consistent with those reported on the consolidated statements of operations and include cost of goods sold, research and development, selling and marketing, and general and administrative. The CODM uses these expense categories, along with product sales, net information, to make key operating decisions such as: the strategic direction of the Company, pursuing and/or approving product acquisitions, decisions about key personnel, and approving annual operating budgets. The Company manages assets on a consolidated basis as reported on the consolidated balance sheets.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. Deposits in the Company’s checking and time deposit are maintained in federally insured financial institutions and are subject to federally insured limits or limits set by Securities Investor Protection Corporation. The Company deposits its funds in major U.S. banks and is exposed to credit risk in the event of default to the extent of amounts recorded on the consolidated balance sheets.

The Company has not experienced any losses in such accounts and believes it is not exposed to significant concentrations of credit risk on its cash, cash equivalents and restricted cash balances on amounts in excess of federally insured limits due to the financial position of the depository institutions in which these deposits are held.

The Company is also subject to credit risk related to its trade accounts receivable from product sales. Its customers are located in the U.S. and, starting in the fourth quarter of 2025, in the United Arab Emirates (UAE), and consist of wholesale distributors, retail pharmacies, mail-order specialty pharmacies and, in the UAE, its licensee, Pharma 1.

In the U.S., products are distributed primarily through three major distributors and mail-order pharmacies, which receive service fees calculated as a percentage of the gross sales and a fee-per-unit shipped or sold, respectively. These entities are not obligated to purchase any set number of units; they distribute products on demand as orders are received.

For the years ended December 31, 2025 and 2024, the Company’s three largest customers combined made up approximately 80% and 81% of its gross product sales, respectively. As of December 31, 2025 and 2024, the Company’s three largest customers combined made up 91% and 89%, respectively, of its trade accounts receivable balance.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of readily available cash in checking accounts and money market funds. Restricted cash consists of cash held in monthly time deposit accounts as well as an immaterial letter of credit.

Trade Accounts Receivable and Allowance

The Company extends credit to its customers in the normal course of business after evaluating their overall financial condition and evaluates the collectability of its accounts receivable by periodically reviewing the age of the receivables, the financial condition of its customers, and its past collection experience. Trade accounts receivable are amounts owed to the Company by its customers for products that have been delivered. The trade accounts receivable is recorded at the invoice amount, less prompt pay and other discounts, chargebacks and an allowance for credit losses, if any. The allowance for expected credit losses is the Company’s estimate of losses over the life of the receivables. The Company determines the allowance for expected credit losses based on its historical payment information by customer, the analysis of the trade accounts receivable balance by customer segment, and reasonably estimable future economic conditions. When the collectability of an invoice is no longer probable, the Company will create a reserve for that specific receivable. If a receivable is determined to be uncollectible, it is charged against the general credit loss reserve or the reserve for the specific receivable, if one exists. No allowance was deemed necessary at December 31, 2025 or 2024.

Intangible Assets

Finite lived intangible assets, including the SOLOSEC Intellectual Property (IP) acquired as part of the SOLOSEC asset acquisition are amortized on a straight-line basis over their estimated useful lives. Intangible assets are typically only recognized when an asset is acquired as part of a business combination or asset acquisition. In the case of a business combination, the initial value is based on the fair value of the asset as determined by a third-party valuation. In the case of intangible assets acquired through an asset acquisition, the initial value includes the fair value of the consideration paid plus any direct acquisition related expenses allocated to the acquired intangible assets based on their relative fair values. For intangible assets acquired in an asset acquisition with contingent liabilities as part of the consideration, the Company adjusts the carrying value of the intangible assets as part of the quarterly adjustment to bring the contingent consideration to fair value. Additionally, the Company reviews the carrying amount of its amortizing intangible assets for possible impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When testing for impairment, the Company compares the undiscounted cash flows of the asset or asset group to its carrying value. If the estimated undiscounted cash flows exceed the carrying value, no impairment is recorded. If the undiscounted cash flows do not exceed the carrying value, an impairment is recorded to bring the carrying value of the asset down to its fair value.

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

The carrying amounts reported in the consolidated balance sheets for restricted cash and cash equivalents, accounts payable, accrued expenses, accrued compensation, and other current liabilities approximate their fair values due to their short-term nature.

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

Inventories consist of the following (in thousands) for the period indicated:

	December 31,
	2025	2024
Raw materials (1)	$206	$350
Work in process	301	982
Finished goods (1)	622	245
Total	$1,129	$1,577

(1)	There were write-downs of $0.7 million and less than $0.1 million during the years ended December 31, 2025 and 2024, respectively.

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

Impairment of Long-lived Assets

The Company reviews property and equipment and intangible asset for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset or asset group are less than its carrying amount. An impairment loss is measured as the amount by which the carrying amount of an asset or asset group exceeds its fair value. The Company recognized impairments of an immaterial amount and of approximately $0.7 million related to equipment that was recorded as construction in-process during the years ended December 31, 2025 and 2024, respectively.

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

Fair Value of Warrants

Upon the issuance of warrants, they are initially measured at fair value and reviewed for the appropriate classification (liability or equity). Warrants determined to require liability accounting are subsequently re-measured with changes in fair value being recognized as a component of other income (expense), net in the consolidated statements of operations. Warrants are valued using an option-pricing model based on the applicable assumptions, which include the exercise price of the warrants, time to expiration, expected volatility of our peer group, risk-free interest rate, and expected dividends. The Company re-evaluates the classification of its warrants at each balance sheet date to determine the proper balance sheet classification for each warrant. The assumptions used in the Option Pricing Model (OPM) are considered level 3 assumptions and include, but are not limited to, the market value of invested capital, our cumulative equity value as a proxy for the exercise price, the expected term the purchase rights will be held prior to exercise and a risk-free interest rate, and probability of change of control events.

Leases

The Company determines if an arrangement is a lease or implicitly contains a lease as well as if the lease is classified as an operating or finance lease in accordance with Accounting Standards Codification (ASC) 842, Leases (ASC 842), at inception based on the lease definition. Operating leases are included in operating lease right-of-use (ROU) assets and operating lease liabilities in the Company’s consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term. Lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date or the adoption date for existing leases based on the present value of lease payments over the lease term using an estimated discount rate.

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

See Note 7 - Commitments and Contingencies for more detailed discussions on leases and financial statement information under ASC 842.

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

Fair Value of Stock Options

The fair value of stock options is determined by using the BSM option-pricing model based on the applicable assumptions, which includes the exercise price of options, expected term, expected volatility of our peer group, risk-free interest rate and expected dividend. The Company records forfeitures when they occur. The Company did not issue any stock options in either period presented.

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

Net Income (Loss) per Share

Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. The net income (loss) available to common stockholders is adjusted for amounts in accumulated deficit related to the deemed dividends triggered for certain financial instruments. Such adjustment was $0.1 million in both the years ended December 31, 2025 and 2024. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, potentially dilutive securities are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and therefore, basic and diluted net loss per share were the same for the year ended December 31, 2024. Potentially dilutive securities excluded from the calculation of diluted net loss per share are summarized in the table below. Common shares were calculated for the convertible preferred stock and the convertible debt using the if-converted method.

The schedule of potentially dilutive securities excluded from the calculation of diluted net income (loss) per share is included below:

	Years ended December 31,
	2025	2024
Options to purchase Common Stock	3,342	3,372
Warrants to purchase Common Stock	258,254,405	20,807,539
Series E-1 Shares	-	134,326,229
Series F-1 Shares	-	1,706,493,507
Purchase rights to purchase Common Stock	-	1,519,148,899
Convertible debt	-	2,623,461,038
Total(1)	258,257,747	6,004,240,584

(1)	The potentially dilutive securities in the table above include all potentially dilutive securities that are not included in the diluted net income (loss) per share as per U.S. GAAP, whereas the total Common Stock reserved for future issuance in Note 8 - Convertible and Redeemable Preferred Stock and Stockholders’ Deficit includes the shares that must legally be reserved based on the applicable instruments’ agreements.

The following table sets forth the computation of net income attributable to common shareholders, weighted average common shares outstanding for diluted net income per share, and diluted net income per share attributable to common shareholders for the year ended December 31, 2025 (in thousands, except share and per share amounts):

Year Ended December 31, 2025
Numerator:
Net income attributable to common stockholders	$274
Adjustments:
Noncash interest expense on convertible debt, net of tax	2,366
Change in fair value of purchase rights	(349)
Net income attributable to common stockholders	$2,291
Denominator:
Weighted average shares used to compute net income attributable to common stockholders, basic	123,657,915
Add:
Pro forma adjustments to reflect assumed conversion of convertible debt	2,891,137,195
Pro forma adjustments to reflect assumed exercise of outstanding purchase rights	1,505,819,328
Pro forma adjustments to reflect assumed conversion of Series E-1 Shares	156,628,463
Pro forma adjustments to reflect assumed conversion of Series F-1 Shares	1,706,493,507
Pro forma adjustments to reflect assumed conversion of Series G-1 Shares	38,010,147
Weighted average shares used to compute net income attributable to common stockholders, diluted	6,421,746,555
Net income per share attributable to common stockholders, diluted	$0.00

Correction of Previously Issued Interim Condensed Consolidated Financial Statements and Prior Period Errors

In the fourth quarter of 2025, the Company recorded an adjustment to correct an error in the second and third quarters of 2025 reported amounts caused by using an incorrect dividend rate related to the Series E-1 Shares deemed dividends. This correction resulted in less than $0.1 million lower convertible preferred stock deemed dividends in the consolidated statement of operations during the year ended December 31, 2025. There was a corresponding decrease to both the value of the Series E-1 Shares in the Series E-1, F-1, and G-1 convertible and redeemable preferred stock and to the accumulated deficit in the consolidated balance sheet as of December 31, 2025. There was no impact to the consolidated statement of cash flows for the year ended December 31, 2025. In addition to immaterially overstating the value of the Series E-1 Shares in the interim consolidated balance sheets as of June 30, 2025 and September 30, 2025, the convertible preferred stock deemed dividends in the interim consolidated statement of operations for the three and six months ended June 30, 2025, and for the three and nine months ended September 30, 2025, each as filed in the respective Form 10-Q, the error also had the impact of overstating the number of potentially dilutive securities that are not included in the diluted earnings per share and the number of common stock reserved for future issuance as disclosed in the footnotes to the interim financial statements. The adjustment recorded in the fourth quarter of 2025 corrected the deemed dividends for the year ended December 31, 2025, and the value and quantity of the Series E-1 Shares as of December 31, 2025. The Company has concluded that the impact to the previously issued interim financial statements is not material.

In 2025, the Company also recorded an adjustment to correct an error in the 2023 and 2024 reported product sales, net amounts caused by using an incorrect Wholesaler Acquisition Cost (WAC) when calculating net revenue variable considerations related to the distribution service fees and product returns for certain customers pursuant to ASC 606. This correction resulted in $0.4 million lower product sales, net in the consolidated statement of operations for the year ended December 31, 2025. There was a corresponding increase in other current liabilities in the consolidated balance sheet as of December 31, 2025. There was no impact to the consolidated statement of cash flows for the year ended December 31, 2025. In addition to overstating the product sales, net by $0.3 million and less than $0.1 million for the years ended December 31, 2023 and 2024, respectively. The error also had the impact of understating the other current liabilities by $0.3 million at both December 31, 2023 and 2024 and overstating accounts receivable by $0.1 million at both December 31, 2023 and 2024, as well as overstating basic earnings per share by $0.07 and diluted earnings per share by less than $0.01 for the year ended December 31, 2023, and basic and diluted earnings per share by less than $0.01 for the year ended December 31, 2024 as filed in the respective Form 10-Ks. The impact on all the previously reported earnings per share was less than 1% of the reported earnings per share amounts in each period. The overstated product sales, net in the years ended December 31, 2023 and 2024 also caused the accumulated deficit to be understated by $0.3 million and $0.4 million at December 31, 2023 and 2024, respectively. The adjustment recorded in 2025 corrected other current liabilities, accounts receivable, and accumulated deficit as of December 31, 2025. The Company has concluded that the impact to the previously issued audited consolidated financial statements is not material.

Finally, the Company also noted that the prefunded warrants should have been included in the weighted-average shares outstanding in the disclosure of basic and diluted earnings per share for the year ended December 31, 2024. Correcting this calculation resulted in an increase in the weighted-average shares outstanding of 4,807,492 and a $0.01 lower net loss per share attributable to common shareholders for the year then ended.

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). The Company adopted the new standard during the year ended December 31, 2025 and the additional disclosure requirements with retrospective application, which are contained in Note 11 - Income Taxes.

No other significant new standards were adopted during the year ended December 31, 2025.

Recently Issued Accounting Pronouncements — Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted as of the specified effective date.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, designed to clarify or improve disclosure and presentation requirements on a variety of topics and align the requirements in the FASB ASC with the SEC regulations. This guidance is effective for the Company no later than June 30, 2027. The Company is still evaluating the impact of ASU 2023-06.

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

In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, designed to clarify the requirements for accounting for the settlement of a debt as an induced conversion versus as an extinguishment. This guidance is effective for the Company on January 1, 2026. The Company adopted ASU 2024-04 on January 1, 2026 and will apply the guidance on any transactions to which it applies that occur going forward.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, to improve the guidance in ASC 270 related to interim reporting and also to clarify when it applies. This guidance is effective for the Company no later than January 1, 2028. The Company is still evaluating the impact of ASU 2025-11.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, to update the FASB Accounting Standards Codification (the Codification) for a broad range of topics arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements. This guidance is effective for the Company no later than January 1, 2027. The Company is still evaluating the impact of ASU 2025-12.

The Company does not believe the impact of any other recently issued standards and any issued but not yet effective standards will have a material impact on its consolidated financial statements upon adoption.

3. Revenue

In accordance with ASC 606, the Company recognizes revenue when its performance obligation is satisfied by transferring control of the product to a customer. Any payments received before the Company satisfies its performance obligations are considered deferred revenue until the obligations are satisfied. In accordance with the Company’s contracts with customers, control of the product is transferred upon the conveyance of title, which occurs when the product is sold to and received by a customer. The Company’s customers are primarily located in the U.S., with the first order for PHEXX from the UAE placed in late 2025, and consist of wholesale distributors, retail pharmacies, and mail-order specialty pharmacies. Payment terms typically range from 31 to 66 days, include prompt pay discounts, and vary by customer. Trade accounts receivable due to the Company from contracts with its customers are stated separately in the consolidated balance sheets, net of various allowances as described in the Trade Accounts Receivable policy in Note 2 - Summary of Significant Accounting Policies.

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

The Company’s products are sold to domestic customers at the WAC, or in some cases at a discount to WAC. However, the Company records product revenue net of reserves for applicable variable consideration. These types of variable consideration reduce revenue and include the following:

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

The specific considerations that the Company uses in estimating these amounts related to variable consideration are as follows:

Distribution services fees – The Company pays distribution service fees to its wholesale distributors and mail-order specialty pharmacies. These fees are a contractually fixed percentage of WAC and are calculated at the time of sale based on the purchase amount or distributor’s sales of products for certain wholesale distributors. The Company considers these fees to be separate from the customer’s purchase of the product and, therefore, they are recorded in other current liabilities on the consolidated balance sheets.

Prompt pay and other discounts – The Company incentivizes its customers to pay their invoices on time through prompt pay discounts. These discounts are an industry standard practice, and the Company offers a prompt pay discount to each wholesale distributor and retail pharmacy customers. The specific prompt pay terms vary by customer and are contractually fixed. Prompt pay discounts are typically taken by the Company’s customers. The Company may also give other discounts to its customers to incentivize purchases and promote customer loyalty. The terms of such discounts may vary by customer. An estimate of the prompt pay discounts and other discounts are recorded at the time of sale based on the purchase amount as contra trade accounts receivable on the consolidated balance sheets.

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

Patient support programs – The Company voluntarily offers a co-pay program to provide financial assistance to patients meeting certain eligibility requirements. The Company estimates the amount of financial assistance for these programs based on the expected number of claims and related cost associated with the revenue being recognized for product that remains in the distribution channel at the end of each reporting period. Patient support program estimates are recorded as other current liabilities on the consolidated balance sheets.

The variable considerations discussed above were recorded in the consolidated balance sheets and consisted of $0.5 million and $0.3 million in contra trade accounts receivable as of December 31, 2025 and 2024, respectively, and $11.2 million and $7.2 million in other current liabilities as of December 31, 2025 and 2024, respectively.

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

The Baker Notes have a five-year term, with no pre-payment ability during the first three years. Interest on the unpaid principal balance of the Baker Notes (the Baker Outstanding Balance) accrues at 10.0% per annum, with interest accrued during the first year from the two respective closing dates recognized as payment-in-kind. The effective interest rate for the periods was 10.0%. Accrued interest beyond the first year of the respective closing dates is to be paid in arrears on a quarterly basis in cash or recognized as payment-in-kind, at the direction of the Baker Purchasers. As discussed below, with the amendment to the Baker Bros. Purchase Agreement, interest payments were paid in-kind. Interest pertaining to the Baker Notes for the years ended December 31, 2025 and 2024 were approximately $11.6 million and $10.5 million, respectively, which was added to the outstanding principal balance. The Company accounts for the Baker Notes under the fair value method as described below and, therefore, the interest associated with the Baker Notes is included in the fair value determination.

The Baker Notes were callable by the Company on 10 days’ written notice beginning on the third anniversary of the initial closing date of April 24, 2020 at a call price equal to 100% of the Baker Outstanding Balance plus accrued and unpaid interest if the Company’s Common Stock as measured using a 30-day VWAP was greater than the benchmark price of $9,356.25 as stated in the Baker Bros. Purchase Agreement, or 110% of the Baker Outstanding Balance plus accrued and unpaid interest if the VWAP was less than such benchmark price. The Baker Purchasers also had the option to require the Company to repurchase all or any portion of the Baker Notes in cash upon the occurrence of certain events. In a repurchase event, as defined in the Baker Bros. Purchase Agreement, the repurchase price will equal 110% of the Baker Outstanding Balance plus accrued and unpaid interest. In the event of default or the Company’s change of control, the repurchase price would equal to the sum of (x) three times of the Baker Outstanding Balance plus (y) the aggregate value of future interest that would have accrued. The Baker Notes were convertible at any time at the option of the Baker Purchasers at the conversion price of $4,575 per share prior to the First and Second Baker Amendments (as defined below).

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

The First Baker Amendment extended, effective upon the Company’s achievement of the Financing Threshold, the affirmative covenant to achieve $100.0 million in cumulative net sales of PHEXX by June 30, 2022 to June 30, 2023. Additionally per the First Baker Amendment, if the Company were to issue warrants to purchase capital stock of the Company (or other similar consideration) in any equity financing that closed on or prior to the date on which the Company met the Financing Threshold, the Company was required to issue to the Baker Purchasers an equivalent coverage of warrants (or other similar consideration) on the same terms as if the Baker Purchasers had participated in the financing in an amount equal to the then outstanding principal of Baker Notes held by the Baker Purchasers. In satisfaction of this requirement and in connection with the closing of the May 2022 Public Offering, the Company issued warrants to purchase 582,886 shares of the Company’s Common Stock at an exercise price of $93.75 per share to the Baker Purchasers (the June 2022 Baker Warrants). As required by the terms of the First Baker Amendment, the June 2022 Baker Warrants have substantially the same terms as the warrants issued in the May 2022 Public Offering. Refer to Note 8 - Convertible and Redeemable Preferred Stock and Stockholders’ Deficit for further information. The exercise price of the initial Baker Warrants and the June 2022 Baker Warrants was reset multiple times as a result of various Notes issuances in accordance with the agreement. The exercise price of the June 2022 Baker Warrants was $0.0154 per share as of December 31, 2025.

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

On December 19, 2022, the Company entered into the First Amendment to the Forbearance Agreement (the Amendment) effective as of December 15, 2022 to amend certain provisions of the Forbearance Agreement dated September 15, 2022. The Amendment revised the Forbearance Agreement to (i) amend the Fifth Recital Clause (as defined therein) to clarify that the Baker Purchasers consent to any additional indebtedness pari passu, but not senior to that of the Baker Purchasers, in an amount not to exceed $5.0 million, and (ii) strike and entirely replace Section 4 to clarify the terms of the Baker Purchasers’ consent to Interim Financing (as defined therein). No other revisions were made to the Forbearance Agreement.

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

(iv)

the clarification that for the sole purpose of enabling ex-U.S. license agreements for such assets, any patents, trademarks or copyrights acquired after the effective date of the Fourth Baker Amendment shall be excluded from the definition of Collateral related to the Baker Pros. Purchase Agreement; and

(v)	the removal of the requirement for the Company to achieve $100 million in cumulative net PHEXX sales in the specified timeframe.

The outstanding balance of the Baker Notes will continue to accrue interest at 10% per annum and, in the event of a default in the agreement or a failure to pay the Repurchase Price (as defined below) on or before September 8, 2028 (the Baker Notes maturity date), the Baker Purchasers may collect on the full principal amount then outstanding.

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

Regardless of the percentage paid, the quarterly cash payment amounts, along with the $1.0 million upfront payment, will be deducted from the Repurchase Price (Applicable Reductions). Quarterly cash payments, which will be treated as Applicable Reductions paid to date as of December 31, 2025, amount to $1.2 million.

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

As part of the consideration for the merger contemplated by the A&R Merger Agreement, on December 11, 2023, the Baker Purchasers signed an agreement to assign the Baker Notes to Aditxt, Inc. (Aditxt) (the December Assignment Agreement). Upon execution of the December Assignment Agreement, Aditxt assumed all terms under the Baker Notes, with Aditxt becoming the new senior secured debtholder of the Company, governed by the requirements under the Fourth Baker Amendment. The Baker Notes were re-assigned back to the Baker Purchasers on February 26, 2024 (the February Assignment Agreement).

Due to the execution of the February Assignment Agreement, the Company reviewed the Baker Notes in accordance with ASC 470 – Debt (ASC 470). The Baker Notes, having been effectively terminated, were extinguished on February 26, 2024, resulting in removing the fair value of the old Baker Notes of $13.5 million. The newly re-assigned Baker Notes were subsequently recorded at fair value using the valuation methods discussed in Note 6 – Fair Value of Financial Instruments.

On July 23, 2024, the Company consented to the transfer of ownership of the Baker Notes from Baker Brothers Life Sciences, 667, L.P., and Baker Bros. Advisors, LP, each a Delaware limited partnership (collectively, Baker) to Future Pak, LLC (the Assignee) (the July 2024 Assignment). The terms of the Baker Notes were not changed in connection with the assignment from Baker to the Assignee. Due to the July 2024 Assignment, the Company reviewed the Baker Notes in accordance with ASC 470. The Baker Notes, having been effectively terminated, were extinguished on July 23, 2024, resulting in removing the fair value of the old Baker Notes of $12.3 million and the related accumulated other comprehensive income of $0.1 million as of the date of the extinguishment. The Company also recognized a loss of approximately $1.0 million within the consolidated statement of operations, in the gain on debt extinguishment line item for the year ended December 31, 2024. The newly re-assigned Baker Notes were subsequently recorded at fair value using the valuation methods discussed in Note 6 – Fair Value of Financial Instruments.

The Company did not repurchase the Baker Notes prior to September 8, 2025. As of December 31, 2025, the Baker Notes are recorded at fair value in the consolidated balance sheet as short-term Notes – carried at fair value with a total fair value of $15.5 million, and the total outstanding balance including principal and accrued interest is $120.5 million. As of December 31, 2024, the Baker Notes were recorded at fair value in the consolidated balance sheet as short-term Notes – carried at fair value with a total balance of $13.8 million, and the total outstanding balance including principal and accrued interest was $109.5 million.

On September 27, 2024, the Assignee, as agent for the Baker Purchasers (in such capacity, the Designated Agent), provided a Notice of Event of Default and Reservation of Rights (the September 2024 Notice of Default) relating to the Baker Bros. Purchase Agreement by and among the Company, Designated Agent, as certain guarantors and the purchasers (each a Baker Purchaser and collectively the Baker Purchasers). The September 2024 Notice of Default claims that by entering into arrangements to pay certain existing obligations, including obligations owed to the U.S. Department of Health and Human Services, an Event of Default has occurred under Section 9.1(e) of the Baker Bros. Purchase Agreement.

According to the Notice of Default, the Designated Agent has accelerated repayment of the outstanding principal balance owed by the Company under the Securities Purchase Agreement. If all Baker Purchasers exercise the Section 5.7 Option (as defined below), the repurchase price would be equal to the total outstanding balance, including principal and accrued interest. Pursuant to Section 5.7(b) of the Baker Bros. Purchase Agreement, upon the occurrence of an Event of Default, each Purchaser may elect, at its option, to require the Company to repurchase the Baker Notes held by such Purchaser (or any portion thereof) at a repurchase price equal to two times the sum of the outstanding principal balance and all accrued and unpaid interest thereon, due within three business days after such Purchaser delivers a notice of such election (the Section 5.7 Option).

On October 27, 2024, the Designated Agent sent an amended and supplemental notice to the Initial Notice of Default (the Amended Notice of Default) which added new claims of default based on the Company’s payment agreements of existing obligations, including obligations owed to the U.S. Department of Health and Human Services; allegedly triggering an Event of Default under Section 9.1(e) of the Baker Bros. Purchase Agreement, as amended. Furthermore, the Amended Notice stated that, because the events of default described in the Amended Notice of Default are not the certain prior events of default listed in the Forbearance Agreement (Specified Defaults), the Designated Agent and the holders of the senior secured promissory notes described in the Baker Bros. Purchase Agreement thereby provided notice to the Company that the Forbearance Agreement was terminated as of October 27, 2024.

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

The Events of Defaults have not been waived or cured. The Company strongly disagrees with the Designated Agent’s claim that an Event of Default has occurred. The Company intends to contest any attempt by the Designated Agent and the Baker Purchasers to exercise their default rights and remedies under the Baker Bros. Purchase Agreement.

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

The Adjuvant Notes initially had a five-year term, and in connection with certain Company change of control transactions, the Adjuvant Notes could be prepaid at the option of the Company or would have become payable on the date of the consummation of a change of control transaction at the option of the Adjuvant Purchasers. The Adjuvant Notes have interest accruing at 7.5% per annum on a quarterly basis in arrears to the outstanding balance of the Adjuvant Notes and are recognized as payment-in-kind. The effective interest rate for the year ended December 31, 2025 was 7.5%.

Interest expense for the Adjuvant Notes consists of the following, and is included in short-term convertible notes payable on the consolidated balance sheets as of December 31, 2025 and 2024 and in other expense, net on the consolidated statements of operations for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024
Coupon interest	$2,366	$2,203
Amortization of issuance costs	-	28
Total	$2,366	$2,231

The Adjuvant Notes are convertible, subject to customary 19.99% beneficial ownership limitations, into shares of the Company’s Common Stock at any time at the option of the Adjuvant Purchasers at a conversion price of $6,843.75 per share. In connection with certain Company change of control transactions, the Adjuvant Notes may be prepaid at the option of the Company or will become payable at the option of the Adjuvant Purchasers. To the extent not previously prepaid or converted, the Adjuvant Notes were originally automatically convertible into shares of the Company’s Common Stock at a conversion price of $6,843.75 per share immediately following the earliest of the time at which the (i) 30-day volume-weighted average price of the Company’s Common Stock was $18,750 per share, or (ii) the Company achieved cumulative net sales of $100.0 million, provided such net sales were achieved prior to July 1, 2022.

On April 4, 2022, the Company entered into the first amendment to the Adjuvant Purchase Agreement (the Adjuvant Amendment). The Adjuvant Amendment extended the affirmative covenant to achieve $100.0 million in cumulative net sales of PHEXX by June 30, 2022 to June 30, 2023. The Adjuvant Amendment also provided for an adjustment to the conversion price of the Adjuvant Notes such that the conversion price (the Conversion Price) for these Notes, effective as of the May 2023 reverse stock split, will now be the lesser of (i) $678.49 and (ii) 100% of the lowest price per share of Common Stock (or with respect to securities convertible into Common Stock, 100% of the applicable conversion price) sold in any equity financing until the Company met the Qualified Financing Threshold, as defined in the Adjuvant Amendment. Effective as of the Company’s achievement of the Qualified Financing Threshold, the automatic conversion provisions in the Adjuvant Purchase Agreement were further amended to provide that the Adjuvant Notes will automatically convert into shares of the Company’s Common Stock at the Conversion Price immediately following the earliest of the time at which the (i) 30-day volume-weighted average price of the Company’s Common Stock is $18,750 per share, or (ii) the Company achieves cumulative net sales of PHEXX of $100.0 million, provided such net sales were achieved prior to July 1, 2023.

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

Also on September 15, 2022, the Company entered into the second amendment to the Adjuvant Purchase Agreement (the Second Adjuvant Amendment), pursuant to which the conversion price per share was reduced to $26.25, subject to adjustment for certain dilutive Company equity issuance adjustments for a two-year period. In addition, the Company entered into an exchange agreement, pursuant to which the Adjuvant Purchasers agreed to exchange 10% of the outstanding amount of the Adjuvant Notes as of September 15, 2022 (e.g. $2.9 million of the Adjuvant Notes) for rights to receive 109,842 shares of Common Stock (the Adjuvant Purchase Rights). The number of shares for each Adjuvant Purchase Right was initially fixed, but is subject to certain customary adjustments and, until the second anniversary of issuance (i.e., October 14, 2022), adjustments for certain dilutive Company equity issuances. Refer to Note 8 – Convertible and Redeemable Preferred Stock and Stockholders’ Deficit regarding additional issuances of purchase rights under this provision. The Adjuvant Purchase Rights expire on June 28, 2027 and do not have an exercise price per share and, therefore, will not result in cash proceeds to the Company. As of December 31, 2025, all Adjuvant Purchase Rights remain outstanding and the conversion price of the Adjuvant Notes was $0.0154. Assuming this conversion price per share, the Adjuvant Notes could be converted into 2,127,923,494 shares of Common Stock.

The Company was in default of the Adjuvant Notes as of September 30, 2023, due to the failure to meet the cumulative net sales requirement. However, the Adjuvant Purchasers forbore such default in October 2023 and therefore the Company was no longer in default.

On April 10, 2025, Aditxt, the Company and the Adjuvant Purchasers entered into a Call Option Agreement wherein the Adjuvant Purchasers granted to Aditxt, a call option to purchase, at the sole discretion of Aditxt, all of the convertible Adjuvant Notes and Rights to receive Common Stock held by Adjuvant for an aggregate purchase price of $13.0 million. The call option expired on June 30, 2025.

As described in Note 8 – Convertible and Redeemable Preferred Stock and Stockholders’ Deficit, on August 22, 2025, the Company entered into an Exchange Agreement with Adjuvant providing for the exchange of a portion of the Adjuvant Notes due in the aggregate original principal and accrued interest amount of approximately $0.4 million into an aggregate 365 shares of Series G-1 convertible preferred stock, par value $0.0001 per share (the Series G-1 Shares). The exchange was accounted for as a partial debt extinguishment via delivery of other financial assets and the difference between the carrying value of the extinguished debt and the fair value of the Series G-1 Shares at issuance of approximately $0.4 million was recorded as an increase to capital contribution during the year ended December 31, 2025.

On October 13, 2025 the Company and the Adjuvant Purchasers entered into a third amendment to the Adjuvant Purchase Agreement (the Adjuvant Third Amendment). The Adjuvant Third Amendment amends certain provisions including updating the date that the Adjuvant Notes will be payable in full to the earlier of (a) six months after the October 13, 2025, (b) at the election of Adjuvant, the date of a consummation of a Change of Control (as defined in the Adjuvant Purchase Agreement), and (c) the date of any acceleration of the Adjuvant Notes in accordance with Section 8 (the maturity date, as per the Adjuvant Purchase Agreement). The Adjuvant Notes may not be prepaid prior to the date that is six months after October 13, 2025 without prior written consent of the Adjuvant Purchasers.

The Adjuvant Notes are accounted for in accordance with authoritative guidance for convertible debt instruments and are classified as current liabilities in the consolidated balance sheets. The aggregate proceeds of $25.0 million were initially classified as restricted cash for financial reporting purposes due to contractual stipulations that specify the types of expenses the money can be spent on and how it must be allocated. The conversion feature was evaluated in accordance with ASC 815, Derivatives and Hedging (ASC 815), determined to represent an embedded derivative, and was bifurcated and classified as part of stockholders’ deficit as of December 31, 2025. See Note 6 - Fair Value of Financial Instruments for a description of the accounting treatment for the Adjuvant Purchase Rights. As of December 31, 2025, the Adjuvant Notes are recorded in the consolidated balance sheet as convertible notes, net – Adjuvant – Related Party with a total balance of $32.8 million. The balance is comprised of $22.5 million in principal and $10.3 million in accrued interest. As of December 31, 2024, the Adjuvant Notes were recorded in the consolidated balance sheet as convertible notes, net – Adjuvant – Related Party with a total balance of $30.8 million. The balance was comprised of $22.5 million in principal and $8.3 million in accrued interest.

Term Notes

Original SSNs and Exchanged SSNs

The Company entered into eight Securities Purchase Agreements (SPAs) between December 2022 and September 2023 with certain investors; each of the agreements was materially similar. Pursuant to each SPA, the Company agreed to sell in a registered direct offering (i) unsecured 8.0% senior subordinated notes with the maturity dates and aggregate issue prices (ii) warrants to purchase the listed number of shares of the Company’s Common Stock (including prefunded Common Stock Warrants as a part of the September 2023 SPA) and (iii) Series D Preferred Stock (the Preferred Shares; December 2022 SPA only) (collectively, the Original Senior Subordinated Notes, or Original SSNs). Additionally, the conversion rate and warrant strike price are subject to adjustment upon the issuance of other securities (as defined in each SPA) below the stated conversion rate and strike price at issuance.

On December 1, 2023, the Company entered into restructuring agreements with the holders of the Original SSNs, pursuant to which the Company and each holder agreed to, among other things, to (i) change the governing law and jurisdiction of the Original SSNs from New York to Delaware and (ii) reissue the Original SSNs (the Exchanged SSNs) under Section 3(a)(9) exemption of the Securities Act of 1933, as amended (the Restructuring Agreements). The maturity date of the Exchanged SSNs is December 1, 2026. No new consideration was paid and, other than the maturity date, no other terms of the Original SSNs were changed in conjunction with the Restructuring Agreements.

Assuming the applicable conversion price per share, the Exchanged SSNs could be converted into 596,772,762 shares of Common Stock as of December 31, 2025.

The Exchanged SSNs’ interest rates are subject to increase to 12% upon an event of default and the Exchanged SSNs have no Company right to prepayment prior to maturity; however, the Company has the option to redeem the Exchanged SSNs at a redemption premium of 32.5%. The purchasers of the Exchanged SSNs can also require the Company to redeem their respective Exchanged SSNs a) at the respective premium rate tied to the occurrence of certain subsequent transactions, and b) in the event of subsequent placements (as defined). Also, pursuant to the terms of the Restructuring Agreements, purchasers have certain rights to participate in subsequent issuances of the Company’s securities, subject to certain exceptions. The conversion price for the Exchanged SSNs was $0.0154 as of December 31, 2025.

The Company evaluated the Original SSNs in accordance with ASC 480 and determined that the Original SSNs were all liability instruments at issuance. The applicable Original SSNs were then evaluated in accordance with the requirements of ASC 825 and the Company concluded that they were not precluded from electing the fair value option for the applicable Original SSNs.

Pursuant to the Restructuring Agreements, the Company evaluated the Exchanged SSNs under ASC 470, and concluded that the exchange represented a non-substantial modification of the Original SSNs. Accordingly, the Company accounted for the Exchanged SSNs as a modification of the Original SSNs rather than as an extinguishment which would require derecognizing the fair value of Original SSNs and related accumulated other comprehensive loss and replacing them with the fair Exchanged SSNs.

The Company also evaluated the warrants in accordance with ASC 480 and ASC 815 and as of both December 31, 2025 and 2024, the warrants are recorded in equity.

As described in Note 8 – Convertible and Redeemable Preferred Stock and Stockholders’ Deficit, on August 22, 2025, the Company entered into Exchange Agreements with certain SSN holders providing for the exchange of a portion of the SSNs due in the aggregate original principal and accrued interest amount of approximately $1.2 million into an aggregate 1,208 shares of Series G-1 Shares. The exchange was accounted for as a partial debt extinguishment via delivery of other financial assets and the difference between the fair value of the extinguished debt and the fair value of the Series G-1 Shares at issuance of an immaterial amount was recorded as an increase to capital contribution during the year ended December 31, 2025.

Aditxt Notes and Warrants

On April 8, 2025, the Company entered into a securities purchase agreement (the Aditxt April SPA) with Aditxt providing for the sale and issuance of senior subordinated convertible notes due in the aggregate original principal amount of $2.3 million (the Aditxt April Note) and warrants to purchase an aggregate of 149,850,150 shares of Common Stock (the Aditxt April Warrants) (collectively, the Aditxt April Offering). The Company waived Aditxt’s default under the terms of the A&R Merger Agreement (as defined in Note 7 – Commitments and Contingencies) due to the full Fifth Parent Investment, as defined in the Fifth Amendment to the A&R Merger Agreement, entered into on March 22, 2025 (the Fifth Amendment) not being made by the deadline set forth in the Fifth Amendment.

On June 26, 2025, the Company entered into a securities purchase agreement (the Aditxt June SPA) with Aditxt providing for the sale and issuance of senior subordinated convertible notes due in the aggregate original principal amount of $1.4 million (the Aditxt June Note, or together with the Aditxt April Note, the Aditxt Notes) and warrants to purchase an aggregate of 92,407,592 shares of Common Stock (the Aditxt June Warrants) (collectively, the Aditxt June Offering).

In both the Aditxt April Offering and the Aditxt June Offering, Aditxt paid approximately $650 for each $1,000 of the principal amount of the notes and warrants and the Company issued a total of 242,257,742 warrants to purchase shares of Common Stock with an exercise price of $0.0154. In each of the Aditxt April Notes and the Aditxt June Notes, the notes are unsecured senior subordinated notes, have an interest rate of 8%, and mature three years from the respective issuance dates. The net proceeds after the offering costs to the Company from the Aditxt April Offering and Aditxt June Offering were approximately $2.4 million. Assuming the applicable conversion price per share, the Aditxt Notes could be converted into 255,055,275 shares of Common Stock as of December 31, 2025.

The Aditxt April Notes’ and the Aditxt June Notes’ interest rates are subject to increase to 12% upon an event of default and they have no Company right to prepayment prior to maturity; however, the Company has the option to redeem the respective notes at a redemption premium of 32.5%. Aditxt can also require the Company to redeem the notes a) at the respective premium rate tied to the occurrence of certain subsequent transactions, and b) in the event of subsequent placements (as defined in the respective SPAs). Also, pursuant to the terms of the respective SPAs, Aditxt has certain rights to participate in subsequent issuances of the Company’s securities, subject to certain exceptions, and the shares of Company Common Stock underlying the Aditxt April Offering and the Aditxt June Offering are unregistered. Additionally, the conversion rate and warrant strike price are subject to adjustment upon the issuance of other securities (as defined in the respective SPAs) below the stated conversion rate and strike price at issuance.

The Company evaluated the Aditxt April Notes and Aditxt June Notes in accordance with ASC 480 and determined that the notes were all liability instruments at issuance. The notes were then evaluated in accordance with the requirements of ASC 825 and the Company concluded that they were not precluded from electing the fair value option.

The Company also evaluated the Aditxt April Warrants and the Aditxt June Warrants in accordance with ASC 480 and ASC 815 and as of December 31, 2025 the warrants are recorded in equity.

Summary of Exchanged SSNs and Warrants at Issuance (December 2022 to September 2023 and April to June 2025):

	Principal At	Net Proceeds Before
Notes	Issuance (in Thousands)	Issuance costs (in Thousands)	Common Warrants	Preferred Shares	Original Maturity Date		Current Maturity Date
December 2022 Notes(4)	$2,308	$1,500	369,230	70 - Series D	12/21/2025	(4)	12/1/2026
February 2023 Notes(1)(4)	1,385	900	653,538	-	2/17/2026	(4)	12/1/2026
March 2023 Notes(4)	600	390	240,000	-	3/17/2026	(4)	12/1/2026
March 2023 Notes(2)(4)	538	350	258,584	-	3/20/2026	(4)	12/1/2026
April 2023 Notes(4)	769	500	615,384	-	3/6/2026	(4)	12/1/2026
July 2023 Notes(4)	1,500	975	1,200,000	-	3/6/2026	(4)	12/1/2026
August 2023 Notes(4)	1,000	650	799,999	-	8/4/2026	(4)	12/1/2026
September 2023 Notes(3)(4)	2,885	1,875	26,997,041	-	9/26/2026	(4)	12/1/2026
Aditxt April Note	2,308	1,500	149,850,150	-	4/8/2028		4/8/2028
Aditxt June Note	1,423	925	92,407,592	-	6/26/2028		6/26/2028
Total Offerings	$14,716	$9,565	273,391,518

(1)	Warrants include 99,692 issued to the placement agent.
(2)	Warrants include 43,200 issued to the placement agent.
(3)	Warrants include 22,189,349 common warrants at $0.13 per share at issuance and 4,807,692 pre-funded warrants exercisable at $0.001 per share.
(4)	As described above, for accounting purposes, the Company accounted for the Exchanged SSNs as a modification of the Original SSNs rather than as an extinguishment which would require derecognizing the fair value of Original SSNs and related accumulated other comprehensive loss and replacing them with the fair Exchanged SSNs. The maturity date under the Exchanged SSNs is December 1, 2026.

Short-term Debt

Insurance Premium Finance Agreement

In June 2024, the Company entered into an insurance premium finance agreement with First Insurance Funding (FIF) to finance a portion of the year’s Directors and Officers (D&O) and general insurance policies. The total amount financed was $0.4 million at an annual interest rate of 8.57%. The Company made nine equal payments, commencing in July 2024. The Company recorded the total financed amount as a short-term debt on the consolidated balance sheet as of December 31, 2024. The interest expense, included in other expense, net, in the consolidated statement of operations, was immaterial for the year ended December 31, 2024.

In June 2025, the Company entered into an insurance premium finance agreement with FIF to finance a portion of its current year’s D&O and general insurance policies. The total amount financed was $0.4 million at an annual interest rate of 7.82%. The Company will make eight equal payments, commencing in August 2025. The Company recorded the total financed amount as a short-term debt on the consolidated balance sheet. The interest expense, included in other expense, net, in the consolidated statement of operations, was immaterial for the year ended December 31, 2025.

5. Balance Sheet Details

Prepaid and Other Current Assets

Prepaid and other current assets consist of the following (in thousands):

	December 31,
	2025	2024
Insurance	$436	$391
PDUFA fees	-	606
Receivable from Pharma 1	377	-
Outside service retainers	98	160
Short-term deposits	131	127
Other	55	175
Total	$1,097	$1,459

Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

		December 31,
	Useful Life	2025	2024
Research equipment	5 years	$96	$585
Computer equipment and software	3 years	36	145
Construction in-process	-	402	429
		534	1,159
Less: accumulated depreciation		(116)	(701)
Total, net		$418	$458

Depreciation expense for property and equipment was immaterial in each of the years ended December 31, 2025 and 2024.

Intangible Asset, Net

Intangible asset, net, consists of the following (in thousands):

		December 31,
	Useful Life	2025	2024
Intellectual property	16 years	$5,466	$10,216
Less: accumulated amortization		(1,118)	(619)
Total, net		$4,348	$9,597

The intangible asset relates entirely to the asset acquired with the SOLOSEC asset acquisition and as described further in Note 7 – Commitments and Contingencies, the useful life is based on the SOLOSEC IP patent expiration. Amortization expense was $0.5 million and $0.6 million during the years ended December 31, 2025 and 2024, respectively. Amortization expense is expected to be approximately $0.3 million in each subsequent year until the intangible asset is fully amortized, which will be in approximately 14.4 years. As described in Note 2 – Summary of Significant Accounting Policies, the intangible asset value is adjusted at each reporting date in conjunction with the mark-to-market adjustment of the contingent liabilities, which could impact the expected amortization. The initial intangible asset fair value was $16.1 million at acquisition and the adjustment for the years ended December 31, 2025 and 2024 were net reductions to the intangible balance of $4.8 million and $5.9 million, respectively.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2025	2024
Clinical trial related costs	$-	$2,498
Accrued royalty	28	1,976
Accrued compensation for non-employee directors	653	505
Other	611	530
Total	$1,292	$5,509

Other current liabilities

Other current liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Variable consideration related to net revenue	$11,226	$7,222
Liability for loss on purchase commitment	304	-
Deferred revenue	402	-
Other	84	140
Total	$12,016	$7,362

6. Fair Value of Financial Instruments

Fair Value of Financial Liabilities

The following table is a summary of the Company’s convertible debt instruments as of December 31, 2025 and 2024, respectively (in thousands):

	Principal	Accrued	Net Carrying	Fair Value
As of December 31, 2025	Amount	Interest	Amount	Amount	Leveling
Baker Notes(1)(2)	$120,510	$-	$120,510	$15,510	Level 3
Adjuvant Notes(3)	22,500	10,270	32,770	N/A	N/A
December 2022 Notes(1) (4)	642	-	642	320	Level 3
February 2023 Notes (1) (4)	965	-	965	482	Level 3
March 2023 Notes (1) (4)	1,122	-	1,122	560	Level 3
April 2023 Notes (1) (4)	722	-	722	360	Level 3
July 2023 Notes (1) (4)	1,407	-	1,407	702	Level 3
August 2023 Notes (1) (4)	983	-	983	491	Level 3
September 2023 Notes (1) (4)	3,350	-	3,350	1,672	Level 3
Aditxt Notes(1)	3,928	-	3,928	1,352	Level 3
Totals	$156,129	$10,270	$166,399	$21,449	N/A

	Principal	Accrued	Net Carrying	Fair Value
As of December 31, 2024	Amount	Interest	Amount	Amount	Leveling
Baker Notes(1)(2)	$109,488	$-	$109,488	$13,801	Level 3
Adjuvant Notes(3)	22,500	8,269	30,769	N/A	N/A
December 2022 Notes(1) (4)	973	-	973	118	Level 3
February 2023 Notes (1) (4)	980	-	980	120	Level 3
March 2023 Notes (1) (4)	1,209	-	1,209	147	Level 3
April 2023 Notes (1) (4)	883	-	883	108	Level 3
July 2023 Notes (1) (4)	1,322	-	1,322	161	Level 3
August 2023 Notes (1) (4)	1,119	-	1,119	136	Level 3
September 2023 Notes (1) (4)	3,147	-	3,147	383	Level 3
Totals	$141,621	$8,269	$149,890	$14,974	N/A

(1)	These liabilities are/were carried at fair value in the consolidated balance sheets. As such, the principal and accrued interest was included in the determination of fair value. The related debt issuance costs were expensed.
(2)	The Baker Notes principal amount includes $36.4 million and $24.9 million of interest paid in-kind as of December 31, 2025 and 2024, respectively.
(3)	The Adjuvant Notes are recorded in the consolidated balance sheets at their net carrying amount which includes principal and accrued interest.
(4)	For accounting purposes, the Company accounted for the Exchanged SSNs as a modification of the Original SSNs rather than as an extinguishment which would require derecognizing the fair value of Original SSNs and related accumulated other comprehensive loss and replacing them with the fair Exchanged SSNs.

The following tables summarize the Company’s derivative liabilities as of December 31, 2025 and 2024 as discussed in Note 8 – Convertible and Redeemable Preferred Stock and Stockholders’ Deficit (in thousands):

	Fair Value
	December 31, 2025	December 31, 2024	Leveling
Purchase rights	$1,006	$1,359	Level 3
Total derivative liabilities	$1,006	$1,359

Change in Fair Value of Level 3 Financial Liabilities

The following tables summarize the changes in Level 3 financial liabilities related to Baker Notes, Exchanged SSNs, and Aditxt Notes measured at fair value on a recurring basis for the year ended December 31, 2025 (in thousands):

	Baker Notes (Assigned to Future Pak; Note 4)	Total Exchanged SSNs and Aditxt Notes (Note 4)	Total
Balance at December 31, 2024	$13,801	$1,173	$14,974
Balance at issuance	-	129	129
Extinguishment/conversion	-	(16)	(16)
Payments	(534)	-	(534)
Change in fair value presented in the consolidated statement of operations	708	-	708
Change in fair value presented in the consolidated statement of comprehensive operations	1,535	4,653	6,188
Balance at December 31, 2025	$15,510	$5,939	$21,449

The following tables summarize the changes in Level 3 financial liabilities related to Baker Notes, Exchanged SSNs, and Aditxt Notes measured at fair value on a recurring basis for the year ended December 31, 2024 (in thousands):

	Baker Notes (Assigned to Future Pak; Note 4)	Total Exchanged SSNs and Aditxt Notes (Note 4)	Total
Balance at December 31, 2023	$13,510	$1,221	$14,731
Balance at issuance	24,670	-	24,670
Extinguishment/conversion	(25,790)	(52)	(25,842)
Payments	(509)	-	(509)
Change in fair value presented in the consolidated statement of comprehensive operations	1,920	4	1,924
Balance at December 31, 2024	$13,801	$1,173	$14,974

The following table summarizes the changes in Level 3 financial liabilities related to derivative liabilities measured at fair value on a recurring basis for the year ended December 31, 2025 (in thousands):

	Purchase Rights	Derivative Liabilities Total
Balance at December 31, 2024	$1,359	$1,359
Exercises	(4)	(4)
Change in fair value presented in the consolidated statement of operations	(349)	(349)
Balance at December 31, 2025	$1,006	$1,006

The following table summarizes the changes in Level 3 financial liabilities related to derivative liabilities measured at fair value on a recurring basis for the year ended December 31, 2024 (in thousands):

	Purchase Rights	Derivative Liabilities Total
Balance at December 31, 2023	$1,926	$1,926
Balance at issuance	3,300	3,300
Exercises	(169)	(169)
Change in fair value presented in the consolidated statement of operations	(3,698)	(3,698)
Balance at December 31, 2024	$1,359	$1,359

Valuation Methodology

Baker Notes

The fair value of the Baker Notes is determined using a Monte Carlo simulation-based model and is subject to uncertainty due to the assumptions used in the model. The fair value of the Baker Notes is sensitive to these estimated inputs made by management that are used in the calculation. The Monte Carlo simulation takes into account several embedded features and factors and management inputs, including the exercise of the repurchase rights, the Company’s future revenues, meeting certain debt covenants, the maturity term of the note and dissolution. For the dissolution scenario, the cost approach, an adjusted net asset value method was used to determine the net recoverable value of the Company, including an estimate of the fair value of the Company’s intellectual property. The estimated fair value of the Company’s intellectual property was valued using a relief from royalty method which required management to make significant estimates and assumptions related to forecasts of future revenue, and the selection of the royalty (5.0%) and discount (17.0%) rates. The key unobservable inputs used in the valuation include a risk-free rate of 3.53%, a discount rate of 12.5%, a revenue weighted-average cost of capital of 16.4%, a revenue volatility of 130% on an annual basis, and an event probability of 95% for the Baker Notes to be repurchased by September 2026.

Exchanged SSNs and Aditxt Notes

The fair value of the Exchanged SSNs and Aditxt Notes issued, as described in Note 4 – Debt, were determined by estimating the fair value of the Market Value of Invested Capital (MVIC) of the Company on a going-concern basis. This was estimated using a form of the market approach where comparable market revenue multiples were selected and applied to the Company’s forward revenue forecast to ultimately derive a MVIC indication. An OPM was then applied to value the Exchanged SSNs by allocating the estimated MVIC through the Company’s capital structure including the more senior notes payoff in a hypothetical exit event. Under the OPM, each debt or equity class is modeled as a call option with a distinct claim on the total value of the Company. The option’s exercise price is based on the Company’s total value available for each participating security holder. By constructing a series of options in which the exercise price is set at incremental levels of value, which correspond to the value necessary for each level of debt or equity to participate, we determined the incremental option value of each series. When multiplied by the percentage of ownership of each class participating, the result is the incremental value allocated to each class under that series. The key unobservable inputs used in the valuation include the revenue based multiple ranging from 2.3x to 3.0x, a risk-free rate of 3.61%, an equity volatility of 80%, a time to expiration of 88 days, and a discount for lack of marketability of 31% for certain instruments.

Purchase Rights

The Purchase Rights are recorded as derivative liabilities in the consolidated balance sheets. The Purchase Rights are valued using an OPM, like a Black-Scholes model, with changes in the fair value being recorded in the consolidated statements of operations. The assumptions used in the OPM are considered level 3 assumptions and include, but are not limited to, the MVIC, the cumulative equity value of the Company as a proxy for the exercise price and the expected term the Purchase Rights will be held prior to exercise and a risk-free interest rate. The key unobservable inputs used in the valuation of the Purchase Rights were the same as those used for the Exchanged SSNs and Aditxt Notes as described aforementioned.

Warrants

Warrants are classified as equity and the Company re-evaluates the classification of its warrants at the close of each reporting period to determine their proper balance sheet classification. The warrants are valued using an OPM based on the applicable assumptions, which include the exercise price of the warrants, time to expiration, expected volatility of our peer group, risk-free interest rate, and expected dividends. The assumptions used in the OPM are considered level 3 assumptions and include, but are not limited to, the MVIC, the cumulative equity value of the Company as a proxy for the exercise price, the expected term the warrants will be held prior to exercise, a risk-free interest rate, and probability of change of control event. Additionally, because the warrants are re-priced under certain provisions in the agreements, at each re-pricing event the Company must value the warrants using a Black-Scholes model immediately prior to and immediately following the re-pricing event. The incremental fair value is recorded as an increase to accumulated deficit and additional paid-in capital, in accordance with ASC 470. The key unobservable inputs used in the valuation of warrants were the same as those used the Exchanged SSNs and Aditxt Notes as described aforementioned.

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

The fair value of the SOLOSEC contingent liabilities is subject to uncertainty due to the assumptions made by management that are used in the Monte Carlo simulation-based model. These factors include the estimated future SOLOSEC net revenue, the risk-neutral revenue calculation and simulation assumptions, payment timing, and the discount rate. The key unobservable inputs used in the valuation include a risk-free rate of 4.4%, and a revenue volatility of 128%.

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

Per the Transition Services Agreement (TSA) entered into in conjunction with the SOLOSEC asset acquisition, the Company expected to purchase finished goods inventory from the seller at a pre-defined price through the earlier of November 2026 or when the Company provides a 10-day notice of termination. The total expected commitment was approximately $3.7 million; however, the quantities to be purchased can be negotiated if both parties agree. The Company concluded that the inventory purchase commitment does not meet the definition of a derivative under ASC 815. During the years ended December 31, 2025 and 2024, there were approximately $1.3 million and $0.3 million in purchases under this commitment, respectively.

The Company expected to purchase up to approximately $2.1 million during the year ending December 31, 2026 under this commitment. The Company evaluated this purchase commitment to determine whether a loss existed based on the difference between the contractual purchase price and the estimated net realizable value of the inventory expected to be purchased. Based on this assessment, the Company recorded a $0.3 million loss on purchase commitment for the amounts that the Company had submitted for purchase as of the date of filing, which was included in cost of goods sold in the consolidated statement of operations during the year ended December 31, 2025 with a corresponding liability recorded in the other current liabilities in the consolidated balance sheet as of December 31, 2025. The remaining $1.8 million of potential purchases under the TSA does not currently meet the definition of a firm purchase commitment as the Company has the ability to negotiate the purchase amount or terminate the TSA as discussed above. As a result, no liability has been recorded for this portion of the expected purchases. The Company will continue to reassess the expected purchases and related realizable values of the inventory under the TSA each reporting period and will record additional losses if and when they become probable and reasonably estimable.

The TSA also required the seller to provide transitional support services until the Company fully established SOLOSEC operations; the Company was obligated to pay an immaterial amount quarterly for these services. The Company is also obligated to pay a quarterly royalty, in amounts equal to a certain percentage of the SOLOSEC net revenue, beginning July 14, 2024. There are no minimum quarterly or annual royalty payment amounts. Such royalty costs were $0.1 million in each of the years ended December 31, 2025 and 2024. As of December 31, 2025, $0.1 million and $4.6 million related to the future payments related to the SOLOSEC acquisition, including sales-based payments, one-time payment, and quarterly royalty payments, was included in contingent liabilities – current and contingent liabilities – noncurrent, respectively, in the consolidated balance sheet. Such amounts were $0.2 million and $9.3 million, respectively, as of December 31, 2024.

Operating Leases

Fleet Lease

In December 2019, the Company and Enterprise FM Trust (the Lessor) entered into a Master Equity Lease Agreement whereby the Company leases vehicles to be delivered by the Lessor from time to time with various monthly costs depending on whether the vehicles are delivered for a term of 24 or 36 months, commencing on each corresponding delivery date. The leased vehicles are for use by eligible employees of the Company’s commercial operations team. As of December 31, 2025, there were a total of 19 leased vehicles.

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

		Years Ended December 31,
Lease Cost (in thousands)	Classification	2025	2024
Operating lease expense	Research and development	$3	$3
Operating lease expense	Selling and marketing	123	175
Operating lease expense	General and administrative	11	11
Total		$137	$189

Lease Term and Discount Rate	December 31, 2025	December 31, 2024
Weighted Average Remaining Lease Term (in years)	1.45	0.77
Weighted Average Discount Rate	12%	12%

Maturity of Operating Lease Liabilities (in thousands)	December 31, 2025
Year ending December 31, 2026	$133
Year ending December 31, 2027	60
Total lease payments	193
Less imputed interest	(11)
Total	$182

	Year Ended December 31,
Other information (in thousands)	2025	2024
Operating cash outflows in operating leases	$108	$283
Non-cash addition to ROU assets and lease liabilities due to new leases	$201	$90

Other Contractual Commitments

In November 2019, the Company entered into a supply and manufacturing agreement with a third-party to manufacture PHEXX, with potential to manufacture other product candidates, in accordance with all applicable current good manufacturing practice regulations. There were approximately $2.0 million in purchases under the supply and manufacturing agreement for each of the years ended December 31, 2025 and 2024.

Related Party Transactions

Windtree

On March 20, 2025, Windtree Therapeutics, Inc. (Windtree) and the Company entered into a License and Supply Agreement, as amended on March 28, 2025 (collectively, the Windtree License and Supply Agreement), wherein Windtree agreed to become a manufacturer and supplier of PHEXX. The Company expects to significantly reduce its COGS once the Company begins selling PHEXX manufactured under the Windtree License and Supply Agreement. The Company will not have any financial obligations until submitting a binding forecast six months prior to the scheduled manufacturing date. Because Saundra Pelletier, the Company’s CEO, is also on the board of Windtree, the Company evaluated the relationship between the entities and determined that Windtree is a related party of the Company. During the year ended December 31, 2025, there were no transactions with Windtree.

Aditxt

Aditxt was considered a related party of the Company during the year ended December 31, 2025 because Saundra Pelletier, the Company’s Chief Executive Officer, served as a member of Aditxt’s Board of Directors from June 9, 2025 until September 23, 2025. Ms. Pelletier’s term expired on that date.

Merger

On July 14, 2024, the Company entered into an Amended and Restated Agreement and Plan of Merger (the A&R Merger Agreement) with Aditxt, Inc. (Aditxt), pursuant to which Aditxt was expected to acquire the Company in an all-stock transaction. The A&R Merger Agreement was amended several times, including the Sixth Amendment to the A&R Merger Agreement, entered into on August 26, 2025 (the Sixth Amendment). The Sixth Amendment was entered into to (i) amend section 1.5 and 3.1(b)(ii) to update the definition of “Unconverted Company Preferred Stock” to include Series G-1 Shares; (ii) amend section 1.6 to update the definition of “Company Shareholder Approval” to include the outstanding shares of Company Common Stock (including all of the Company’s Preferred Stock, on the basis and to the extent it is permitted to so vote) entitled to vote thereon and each series of the Unconverted Company Preferred Stock; (iii) amend section 6.23 to clarify that the Company will assist in obtaining Exchange Agreements (as defined in the A&R Merger Agreement, as amended) to exchange Company convertible notes and purchase rights for an aggregate of not more than 89,021 shares of Parent Preferred Stock from the applicable Company shareholders; (iv) amend section 7.2(j) to change the number of dissenting shares to no more than 5,932,818 shares of Common Stock or 202 shares of Preferred Stock; (v) add a new section 7.2(k) to require waivers from each holder of the Company’s E-1 Convertible Preferred Stock, with respect to the last sentence of Section 2, the entirety of Section 6, any price adjustment provisions that may be triggered under Section 8(a)(ii), Section 12(c), and Section 12(d) of the Series E-1 Certificate of Designations; and (vi) to replace, in its entirety, the Certificate of Designations for Exchanged Parent Preferred Stock included as Exhibit C to the A&R Merger Agreement.

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

Adjuvant

Because Adjuvant has significant voting power due to its increased beneficial ownership limitation, the Company evaluated the relationship between the entities and determined that Adjuvant is a related party of the Company. Except for the exchange from the Adjuvant Notes to Series G-1 Shares as described in Note 8 – Convertible and Redeemable Preferred Stock and Stockholders’ Deficit and the Adjuvant Third Amendment as described and defined in Note 4 – Debt, no other transactions occurred between the two entities in 2025.

Contingencies

From time to time the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. As of December 31, 2025, there were no other claims or actions pending against the Company which management believes have a probable, or a reasonably possible, probability of an unfavorable outcome other than the TherapeuticsMD, Inc. (TherapeuticsMD) dispute as described below.

During the year ended December 31, 2025, the Company settled a portion of its trade payables with vendors, which resulted in a $3.1 million reduction in trade payables and a $2.5 million reduction in accrued expenses. However, the Company may receive trade payable demand letters from other vendors that could lead to potential litigation. As of December 31, 2025, approximately 77% of the Company’s trade payables were greater than 90 days past due.

On December 14, 2020, a trademark dispute captioned TherapeuticsMD, Inc. v Evofem Biosciences, Inc., was filed in the U.S. District Court for the Southern District of Florida against the Company, alleging trademark infringement of certain trademarks owned by TherapeuticsMD under federal and state law (Case No. 9:20-cv-82296). On July 18, 2022, the Company settled the lawsuit with TherapeuticsMD, with certain requirements which were required to be performed by July 2024 (the Settlement Timeline), including changing the name of PHEXXI. The Company failed to meet the terms of the settlement agreement by the Settlement Timeline. As a result, the Company is currently working with TherapeuticsMD on resolution of this issue. In September 2024, the Company filed an application for a new name PHEXX, which was approved by the FDA in April 2025. In accordance with ASC 450, the Company has accrued the present value of the probable settlement amounts remaining payable over the next several years, which was $0.4 million and $0.8 million as of December 31, 2025 and 2024, respectively, as a component of contingent liabilities in the consolidated balance sheets.

As of December 31, 2025, the Company has received multiple letters from purported Company stockholders demanding that the Company’s board of directors take action on behalf of the Company to remedy allegations regarding the Company’s disclosures to shareholders with respect to various alleged omissions of material information in both its preliminary proxy statement filed September 23, 2024 and definitive proxy statement filed September 8, 2025 relating to the A&R Merger Agreement, as amended, and demands made under Section 220 of the DGCL for books and records related to the transaction and disclosures in the proxy statement. The Company believes all such demands are without merit. Furthermore, on October 20, 2025, the Company held a Special Meeting of Stockholders. After the Company’s stockholders did not approve the transactions contemplated by the A&R Merger Agreement, the Company delivered a notice of termination to Aditxt notifying it that the Company was exercising its right to terminate the A&R Merger Agreement effective October 20, 2025. The termination was in accordance with (i) Section 8.1(b)(ii), which allows either party to terminate the A&R Merger Agreement if the Merger shall not have been consummated on or before 5:00 p.m. Eastern Time, on September 30, 2025, and (ii) as per Section 8.1(b)(iv), which allows either party to terminate the A&R Merger Agreement if the Company Shareholder Approval shall not have been obtained at a duly held Company Shareholders Meeting at which a vote was taken on the approval of the Agreement and the Transactions, including the Merger.

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

On September 27, 2024, Future Pak, LLC, as agent for the purchasers (in such capacity, the Future Pak Designated Agent) provided a Notice of Event of Default and Reservation of Rights (the Notice of Default) relating to the Baker Bros. Purchase Agreement, as amended, by and among the Company, Designated Agent, as certain guarantors and the purchasers. The Notice of Default claims that by entering into arrangements to repay certain existing obligations, including obligations owed to the U.S. Department of Health and Human Services, an Event of Default has occurred under Section 9.1(e) of the Baker Bros. Purchase Agreement. According to the Notice of Default, the Future Pak Designated Agent has accelerated repayment of the outstanding principal balance owed by the Company under the Baker Bros. Purchase Agreement. If all purchasers exercise the Section 5.7 Option, the repurchase price would be equal to $106.8 million.

On October 27, 2024, the Future Pak Designated Agent sent an amended and supplemented notice to the Notice of Default which adds additional claims of default based on the Company’s current repayment agreements of existing obligations, including obligations owed to the U.S. Department of Health and Human Services, an Event of Default has occurred under Section 9.1(e) of the Baker Bros. Purchase Agreement. Furthermore, the Amended Notice stated that, because the events of default described in the Amended Notice of Default are not the certain prior events of default listed in the Forbearance Agreement (the Specified Defaults), the Future Pak Designated Agent and the holders of the senior secured promissory notes described in the Baker Bros. Purchase Agreement thereby provided notice to the Company that the Forbearance Agreement is terminated as of October 27, 2024. The Company strongly disagrees with the Future Pak Designated Agent’s claim that any Event of Default has occurred.

On November 8, 2024, the Future Pak Designated Agent sent an amended and supplemented notice to the Notices (the Third Amended Notice of Default) which adds new claims of default based on (i) the Company’s failure to maintain a cash position of $1.0 million or greater, as required under Section 5(b) of the Forbearance Agreement (ii) the Company’s failure to deliver financial and operating reports in accordance with the timeline required under the Section 8.1(n) of the Baker Stock Purchase Agreement, and (iii) to clarify the outstanding balance under the notes of the Baker Stock Purchase Agreement plus all accrued and unpaid interest thereon, in the sum of approximately $107.0 million as opposed to the Repurchase Price as defined in the Fourth Amendment. The Company intends to vigorously contest any attempt by the Future Pak Designated Agent and the purchasers to exercise their default rights and remedies under the Baker Bros. Purchase Agreement.

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

Because the USPTO had granted multiple OGIEs to Rush University, between the date of the original PTE application (July 2020) and the final OGIE expiration (March 2025), the Company determined it was probable that the PTE extending the expiration to March 6, 2026 would be granted. Therefore, the Company accrued a total of $2.8 million related to the Rush Royalty as a contingent liability after the Original Expiration Date in accordance with ASC 450, of which $0.9 million was paid in good faith and $1.9 million was unpaid and was included in accrued expenses in the consolidated balance sheet as of December 31, 2024.

During the first quarter of 2025, the Company’s legal counsel ascertained that no further OGIEs were granted after March 6, 2025 and the PTE had also still not been granted. As a result, the Company discontinued accruing the Rush Royalty since, based on the new information, the Company deemed it remote that the PTE would ultimately be granted. Amounts previously accrued under the rush License Agreement were still being assessed at that time and as such, no adjustments were made. No royalty costs were recorded for the year ended December 31, 2025. For the year ended December 31, 2024, $0.8 million of Rush Royalty costs were recorded in cost of goods sold.

Furthermore, in August 2025 the FDA confirmed that the relevant active ingredient covered by the Rush Patent had previously been used in other FDA-approved products and, as such, no PTE should be granted, the Company and its legal counsel determined that the Rush Patent expired on the Original Expiration Date and as such it is no longer probable that the Company will be required to pay any expenses related to the Rush Royalty accrued after that date. The Company reversed the outstanding accrued Rush Royalty contingent liability of $1.9 million during the year ended December 31, 2025. Because the gain was material to cost of goods sold, the amount was presented separately on the consolidated statement of operations as a gain on change in accounting estimates on contingent royalty liability.

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

8. Convertible and Redeemable Preferred Stock and Stockholders’ Deficit

Warrants

In April and June 2020, pursuant to the Baker Bros. Purchase Agreement, as discussed in Note 4 - Debt, the Company issued warrants to purchase up to 2,731 shares of Common Stock in a private placement at an exercise price of $4,575 per share. The Second Baker Amendment provides that the exercise price of the Baker Warrants will equal the conversion price of the Baker Notes. The exercise price of the Baker warrants was $0.0154 per share as of December 31, 2025.

In May 2022, the Company completed an underwritten public offering (the May 2022 Public Offering) which included the issuance of common warrants to purchase 362,640 shares of Common Stock at a price to the public of $93.75 and the issuance of common warrants to purchase 205,360 shares of Common Stock at a price to the public of $93.63 (the May 2022 Common Stock Warrants). The May 2022 Common Stock Warrants were exercisable beginning on May 24, 2022 and have a five-year term. Due to features in the May 2022 Common Stock Warrants, including dilution adjustments requiring strike price resets, additional warrants have been periodically issued as required in the warrant agreements. As of December 31, 2025, there were 894,194 May 2022 Common Stock Warrants outstanding with an exercise price of $0.0154.

In June 2022, as required by the Second Baker Amendment, the Company issued the June 2022 Baker Warrants to purchase up to 582,886 shares of the Company’s Common Stock. The June 2022 Baker Warrants have an exercise price of $93.75 per share and a five-year term and were exercisable beginning June 28, 2022. The June 2022 Baker Warrants also contain customary 4.99% and 19.99% limitations on exercise provisions. The exercise price and number of shares issuable upon exercise of the June 2022 Baker Warrants is subject to adjustment for certain dilutive issuances, stock splits and similar recapitalization transactions. The exercise price of these warrants was $0.0154 per share as of December 31, 2025.

In February, March, April, July, August, and September 2023, pursuant to the Exchanged SSNs as discussed in Note 4 – Debt, the Company issued warrants to purchase up to 1,152,122 shares of the Company’s Common Stock at an exercise price of $2.50 per share, up to 2,615,383 shares of the Company’s Common Stock at an exercise price of $1.25 per share, and up to 22,189,349 shares of the Company’s Common Stock at an exercise price of $0.13 per share. The exercise price of these warrants was $0.0154 per share as of December 31, 2025. During the second quarter of 2025, pursuant to the Aditxt Notes, as discussed in Note 4 – Debt, the Company issued warrants to purchase up to 242,257,742 shares of the Company’s Common Stock at an exercise price of $0.0154 per share.

As of December 31, 2025, warrants to purchase up to 263,062,099 shares of the Company’s Common Stock remain outstanding at a weighted average exercise price of $0.18 per share. In accordance with ASC 815, the warrants are classified as equity instruments as of both December 31, 2025 and 2024. During the first quarter of 2024, the Company obtained waivers from a majority of the convertible instrument holders, removing the requirement for shares to be reserved for conversion of their instruments, which will prevent the instruments from needing to be liability classified due to an insufficient number of authorized shares going forward. The Company will continue to re-evaluate the classification of its warrants at the close of each reporting period to determine the proper balance sheet classification for them. These warrants are summarized below:

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

Convertible and Redeemable Preferred Stock

On August 7, 2023, the Company filed a Certificate of Designation of Series E-1 Convertible Preferred Stock (E-1 Certificate of Designation), par value $0.0001 per share (the Series E-1 Shares). On June 30, 2025, the holders of a majority of issued and outstanding shares of the Series E-1 Shares approved by written consent in lieu of a meeting the Amended and Restated Certificate of Designations of Series E-1 Convertible Preferred Stock (the A&R E-1 Certificate of Designations). The Company’s Board of Directors also approved the A&R E-1 Certificate of Designations on June 30, 2025. The A&R E-1 Certificate of Designations increases the number of total authorized shares from 2,300 to 10,000 in order to authorize a sufficient number of shares for the payment of dividends in kind in the form of additional shares of Series E-1 Shares and update certain definitions. The A&R E-1 Certificate of Designations became effective on September 30, 2025. The Series E-1 Shares are convertible into shares of Common Stock at a conversion price of $0.40 per share, as adjusted, and are both counted toward quorum on the basis of and have voting rights equal to the number of shares of Common Stock into which the Series E-1 Shares are then convertible. The Series E-1 Shares are senior to all Common Stock with respect to preferences as to dividends, distributions, and payments upon a dissolution event. In the event of a liquidation event, the Series E-1 Shares are entitled to receive an amount per share equal to the Black Scholes Value as of the liquidation event plus the greater of 125% of the conversion amount (as defined in the Certificate of Designation) and the amount the holder of the Series E-1 Shares would receive if the shares were converted into Common Stock immediately prior to the liquidation event. If the funds available for liquidation are insufficient to pay the full amount due to the holders of the Series E-1 Shares, each holder will receive a percentage payout. The Series E-1 Shares were entitled to dividends at a rate of 10% per annum (which increased as per the provision below as of April 1, 2025) or 12% upon a triggering event. On the 18-month anniversary of the initial issuance date for the Series E-1 convertible preferred stock, the dividend rate increased by 30% and will increase another 30% on the first day of each subsequent quarter until no E-1 Shares remain outstanding. Dividends are payable in shares of Common Stock and may, at the Company’s election, be capitalized and added to the principal balance of Series E-1 Shares monthly. The Series E-1 Shares also have a provision that allows them to be converted to Common Stock at a conversion rate equal to the Alternate Conversion Price (as defined in the Certificate of Designation) times the number of shares subject to conversion times the 25% redemption premium in the event of a Triggering Event (as defined in the Certificate of Designation) such as in a liquidation event. The Series E-1 Shares are mandatorily redeemable in the event of bankruptcy. Series E-1 Shares rank higher than all shares of the Company’s Common Stock and Series F-1 Shares (defined below) with respect to the preferences as to dividends and any distributions and payments upon the liquidation, dissolution, and winding up of the Company.

On August 7, 2023, certain investors party to the Exchanged SSNs exchanged $1.8 million total in principal and accrued interest under the outstanding convertible promissory notes for 1,800 shares of Series E-1 Shares (the August 2023 Preferred Stock Transaction). Per the Series E-1 Convertible Preferred Stock Certificate of Designation, the conversion rate can also be adjusted in several future circumstances, such as on certain dates after the exchange date and upon the issuance of additional convertible securities with a lower conversion rate or in the instance of a Triggering Event. As such, the conversion price has been adjusted several times and was $0.0154 as of December 31, 2025. The Series E-1 Shares are classified as mezzanine equity within the consolidated balance sheets in accordance with ASC 480 because of a fixed 25% redemption premium upon a Triggering Event and no mandatory redemption feature. During each of the years ended December 31, 2025 and 2024, $0.1 million in deemed dividends were recorded as an increase to the Series E-1 Shares outstanding.

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

During the second half of 2024, as part of the funding requirement by Aditxt pursuant to the A&R Merger Agreement, the Company issued a total of 4,000 Series F-1 Shares to Aditxt for an aggregate purchase price of $4.0 million. Additionally, Aditxt also paid the Company $1.0 million in May 2024 in conjunction with signing the Reinstatement and Fourth Amendment to the Merger Agreement. The 4,000 Series F-1 Shares were recorded at fair value with the variance between the immaterial fair value and the total $5.0 million cash received being recorded as additional paid-in-capital in the consolidated balance sheet. As discussed in Note 7 – Related Party Transactions, Aditxt currently holds all outstanding Series F-1 Shares. Accordingly, transactions related to the Series F-1 Preferred Stock are considered related-party transactions under ASC 850.

On August 22, 2025, the Company filed a Certificate of Designations creating the Series G-1 Preferred Stock (G-1 Certificate of Designations) (the Series G-1 Shares). The Company’s Board of Directors approved the G-1 Certificate of Designations on August 22, 2025 and the G-1 Certificate of Designations became effective upon filing with the State of Delaware on the same day. Subsequently on August 22, 2025, the Company entered into Exchange Agreements with certain investors (the G-1 Investors) providing for the exchange of certain SSNs and a portion of the Adjuvant Notes due in the aggregate original principal and accrued interest amount of approximately $1.6 million into an aggregate 1,573 shares of Series G-1 Shares (collectively, the G-1 Offering). The Series G-1 Shares entitles the holder thereof to vote together with the common shareholders as a single class and to cast that number of votes per share as is equal to the number of shares of Common Stock into which it is then convertible. Each of the Series G-1 Shares has a stated value of $1,000 per share and is convertible into shares of Common Stock at a rate determined by dividing (i) the stated value of such Series G-1 Shares plus any declared and unpaid dividends on such shares by (ii) the conversion price of $0.0154 per share, subject to adjustment as provided in the Certificate of Designations. The Certificate of Designations also provides that in the event of certain Triggering Events (as defined below), any holder may, at any time, convert any or all of such holder’s Series G-1 Shares at a conversion rate equal to the product of (i) the Alternate Conversion Price (as defined below) and (ii) the quotient of (x) the 25% redemption premium multiplied by (y) the amount of Series G-1 Shares subject to such conversion. Triggering Events include, among others, (i) a failure to timely deliver shares of Common Stock, upon a conversion, (ii) a suspension of trading or the failure to be traded or listed on an eligible market for five consecutive days or more, (iii) the failure to pay any dividend to the holders of Series G-1 Shares when required, (iv) the failure to remove restrictive legends when required, (v) proceedings for a bankruptcy, insolvency, reorganization or liquidation, which are not dismissed with 30 days, (vi) commencement of a voluntary bankruptcy proceeding, and (vii) final judgments against the Company for the payment of money in excess of $0.1 million. Alternate Conversion Price means the lowest of (i) the applicable conversion price the in effect, (ii) 80% of the VWAP of the Common Stock on the trading day immediately preceding the delivery of the applicable conversion notice, (iii) 80% of the VWAP of the Common Stock on the trading day of the delivery of the applicable conversion notice and (iv) 80% of the price computed as the quotient of (I) the sum of the VWAP of the Common Stock for each of the three (3) trading days with the lowest VWAP of the Common Stock during the fifteen (15) consecutive trading day period ending and including the trading day immediately preceding the delivery of the applicable conversion notice, divided by (II) three (3). Each holder of Series G-1 Shares is entitled to receive dividends at a rate of 8% per annum, paid in the form of Common Stock or paid-in-kind as additional shares of Series G-1 Shares, at the Company’s discretion (the Series G-1 Dividends) payable to the holders of the Series G-1 Shares on a monthly basis.

The fair value of the Series G-1 Shares issued was determined by estimating the fair value of the MVIC of the Company on a going-concern basis. This was estimated using a form of the market approach where comparable market revenue multiples were selected and applied to the Company’s forward revenue forecast to ultimately derive a MVIC indication. An OPM was then applied to value the Series G-1 Shares by allocating the estimated MVIC through the Company’s capital structure including the more senior notes payoff in a hypothetical exit event. Under the OPM, each debt or equity class is modeled as a call option with a distinct claim on the total value of the Company. The option’s exercise price is based on the Company’s total value available for each participating security holder. By constructing a series of options in which the exercise price is set at incremental levels of value, which correspond to the value necessary for each level of equity to participate, we determined the incremental option value of each series. When multiplied by the percentage of ownership of each equity class participating, the result is the incremental value allocated to each class under that series.

As discussed in Note 12 – Subsequent Events, on March 5, 2026 the Company issued a total of 5,844,156 shares of the Company’s Common Stock upon conversion of 90 Series G-1 Shares pursuant to the provisions in the G-1 Certificate of Designations.

Common Stock

Effective September 14, 2023, the Company further amended its amended and restated certificate of incorporation to increase the number of authorized shares of Common Stock to 3,000,000,000 shares.

Purchase Rights

On September 15, 2022, the Company entered into certain exchange agreements with the Adjuvant Purchasers and purchasers of certain other notes to exchange, upon request, the Purchase Rights for an aggregate of 942,080 shares of the Company’s Common Stock. The number of right shares for each Purchase Right is initially fixed at issuance, but subject to certain customary adjustments for certain dilutive Company equity issuances until the second anniversary of issuance. These Purchase Rights expire on June 28, 2027. Refer to Note 6 - Fair Value of Financial Instruments for the accounting treatment of the Purchase Rights. In 2023, the Company subsequently signed an additional agreement with the holders of the Purchase Rights upon which the total aggregate value of the Purchase Rights is fixed at $24.7 million, to be paid in a variable number of shares based on the current exercise price. On December 21, 2023, the Company issued 21,667 shares of the Series F-1 Shares in exchange for a partial value of certain purchase rights, as described above.

In connection with issuances of the Exchanged SSNs, during the year ended December 31, 2024, the Company increased the number of outstanding Purchase Rights by 1,133,836,815, due to the reset of their exercise price. This was recorded as a loss on issuance of financial instruments as an immaterial amount in the consolidated statements of operations. No such exercise price reset occurred during the year ended December 31, 2025. The exercise price will be further adjusted if any other convertible instruments have price resets. In addition, the Company issued 13,329,571 and 69,875,000 shares of Common Stock upon the exercise of certain Purchase Rights during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, Purchase Rights to receive 1,505,819,328 shares of the Company’s Common Stock remained outstanding.

Common Stock Reserved for Future Issuance

Common Stock reserved for future issuance, on a one-for-one basis, is as follows in common equivalent shares as of December 31, 2025:

Common Stock issuable upon the exercise of stock options outstanding	3,342
Common Stock issuable upon the exercise of Common Stock warrants	10,595,018
Common Stock available for future issuance under the 2019 ESPP	509
Common Stock available for future issuance under the Inducement Plan	609
Common Stock available for future issuance under the 2025 Plan	50,000,000
Common Stock reserved for the exercise of purchase rights	741,490,642
Common Stock reserved for the conversion of convertible notes	430,276,610
Common Stock reserved for the conversion of series E-1 preferred stock	43,507,907
Common Stock reserved for the conversion of series G-1 preferred stock	105,103,815
Total Common Stock reserved for future issuance(1)	1,380,978,452

(1)	The Common Stock reserved for future issuances in the table above include only the shares that must be legally reserved based on the applicable instruments’ agreements whereas the total Common Stock reserved for future issuance in Note 2 - Summary of Significant Accounting Policies includes all potentially dilutive securities that are not included in the diluted net income (loss) per share as per U.S. GAAP.

9. Stock-based Compensation

Equity Incentive Plans

No equity awards were issued in either year presented. The following table summarizes stock-based compensation expense related to stock options granted to employees, non-employee directors and consultants included in the consolidated statements of operations as follows (in thousands):

	Years Ended December 31,
	2025	2024
Research and development	$-	$33
Sales and marketing	9	91
General and administrative	157	723
Total	$166	$847

The 2012 Equity Incentive Plan (the 2012 Plan) provided for the issuance of Restricted Stock Awards, Restricted Stock Units, or non-qualified and incentive Common Stock options to its employees, non-employee directors and consultants, from its authorized shares. In general, the options expire ten years from the date of grant and generally vest either (i) over a four-year period, with 25% exercisable at the end of one year from the employee’s hire date and the balance vesting ratably thereafter or (ii) over a three-year period, with 25% exercisable at the grant date and the balance vesting ratably thereafter. No further awards may be issued under the 2012 Plan.

On September 15, 2014, the Company’s board of directors adopted, and stockholders approved, the 2014 Equity Incentive Plan, which was amended and restated on each of May 8, 2018, February 26, 2019, and February 21, 2021 (the Amended and Restated 2014 Plan). Per the terms of the Amended and Restated 2014 Plan, the shares reserved will automatically increase on each January 1 through 2024, by an amount equal to the smaller of (i) 4% of the number of shares of Common Stock issued and outstanding on the immediately preceding December 31; or (ii) an amount determined by our board of directors. There was no increase to the shares reserved under the plan on January 1, 2023 or 2024. No further awards may be issued under the Amended and Restated 2014 Plan as it expired in September 2024.

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

On October 3, 2025, the Company’s board of directors approved, and the Company’s stockholders approved at the November 26, 2025 annual meeting, the 2025 Equity Incentive Plan (the 2025 Plan), with a maximum of 50,000,000 shares available for issuance. Per the terms of the 2025 Plan, the shares reserved will automatically increase on each January 1 through 2035, by an amount equal to the smaller of (i) 4% of the number of shares of Common Stock issued and outstanding on the immediately preceding December 31; or (ii) an amount determined by our board of directors. Due to this provision, an additional 5,067,437 shares were added to the total number of authorized shares on January 1, 2026. No grants have been made under the 2025 Plan.

Stock Options

The following table summarizes share option activity for the year ended December 31, 2025:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	3,372	$7,201.29	5.3	-
Granted	-	$-	-	-
Exercised	-	$-	-	-
Forfeited	(30)	$4,928.73	-	-
Outstanding as of December 31, 2025	3,342	$7,223.96	4.3	-
Options expected to vest as of December 31, 2025	3,342	$7,223.96	4.3	-
Options vested and exercisable as of December 31, 2025	3,303	$7,098.34	4.1	-

As of December 31, 2025, there is an immaterial amount of unrecognized stock-based compensation expense for employee stock options which will be fully amortized by the end of the first quarter of 2026, assuming all unvested options become fully vested.

There were no stock-based compensation awards issued for the years ended December 31, 2025 and 2024.

10. Employee Benefits

The Company has a defined contribution 401(k) plan (401(k) Plan) for all qualifying employees. Employees are eligible to participate in the plan beginning on the first day of the month following their three-month anniversary of employment. Under the terms of the 401(k) Plan, employees may make voluntary contributions as a percentage of their compensation. The Company makes a safe-harbor contribution of 3.0% of each employee’s gross earnings, subject to Internal Revenue Service limitations. During each of the years ended December 31, 2025 and 2024, the Company made safe-harbor contributions of approximately $0.2 million.

11. Income Taxes

On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (OBBBA). The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The enactment of the OBBBA allowed the Company to amortize previously capitalized domestic research and development costs, which increased the taxable net operating loss for the year ended December 31, 2025. As a result of the Company’s full valuation allowance and overall loss position, no current or deferred income tax expense was recorded for the period. Accordingly, the OBBBA did not have a material impact on the Company’s total income tax provision for the year ended December 31, 2025. The Company continues to evaluate the elective provisions of the law and the potential effects of such elections on its consolidated financial statements.

The Company is subject to taxation in the U.S. and various states jurisdictions. Tax years since inception remain open to examination by the major taxing jurisdictions. The Company’s consolidated income (loss) before income tax expense for the years ended December 31, 2025 and 2024 were generated by the domestic jurisdiction as follows (in thousands). There is no consolidated pretax income or loss generated by foreign operations for the periods indicated.

	2025	2024
United States	$393	$(8,860)
Total	$393	$(8,860)

The income tax expense for the years ended December 31, 2025 and 2024 consisted of the following (in thousands):

	2025	2024
Current
Federal	$-	$-
State and local	2	-
Total current tax expense	$2	$-
Deferred
Federal	-	-
State and local	-	-
Total current deferred tax expense	$-	$-
Total
Federal	-	-
State and local	2	-
Total income tax expense	$2	$-

The reconciliation of the income tax expense to the amount computed by applying 21% statutory U.S. federal income tax rate to income (loss) before income tax expense; and the Company’s effective tax rate to the statutory tax rate after to the adoption of ASU 2023-09 is as follows (in thousands):

	2025		2024
	Amount	Percent	Amount	Percent
U.S. Federal statutory tax rate	$83	21.00%	$(1,861)	21.00%
State and local tax(1)	-	-%	104	(1.17)%
Nondeductible expenses
Nondeductible interest	596	151.55%	540	(6.09)%
Officer compensation	75	19.07%	(17)	0.19%
Meals and entertainment	59	15.00%	15	(0.17)%
Equity expenses	300	76.29%	156	(1.76)%
Change in fair value of financial instruments	-	-%	553	(6.24)%
Nondeductible items	22	5.59%	10	(0.11)%
Change in fair value of purchase rights	75	19.07%	(880)	9.93%
Change in valuation allowance(2)	(984)	(250.22)%	1,387	(15.65)%
Others
Return to provision	(224)	(56.96)%	-	-%
Worldwide changes in unrecognized tax benefits	-	-%	(7)	0.08%
Total	$2	0.51%	$-	-%

(1)	In 2025 and 2024, the majority of state and local income taxes, net of federal effect, are attributable to taxes in California, Colorado, Illinois and New York.
(2)	The change in valuation allowance related to state and local tax is included in the “State and local tax” line above.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s net deferred tax assets arising from its taxable subsidiaries consisted of the following components as of December 31, 2025 and 2024 (in thousands):

F-44

	2025	2024(1)
Deferred tax assets:
Net loss carryforwards	$133,078	$131,573
Fixed assets and intangibles	325	302
Research and development credits	6,302	6,302
Stock-based compensation	2,144	2,493
Accrued expenses	3,208	2,566
Research and development capitalization	267	3,212
Total deferred tax assets	145,324	146,448
Deferred tax liabilities
Lease assets	(42)	(21)
Fixed assets	(5)	(12)
Less: valuation allowance	(145,277)	(146,415)
Net deferred tax assets	$-	$-

(1)	Certain income tax footnote labels for the year ended December 31, 2024 have been adjusted to align with the appropriate categories with no change in total deferred tax assets.

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

Net operating losses, and tax credit carryforwards as of December 31, 2025 are as follows (in thousands):

		Expiration
	Amount	Years
Net operating losses, federal (Post December 31, 2017)	$437,341	Do Not Expire
Net operating losses, federal (Pre January 1, 2018)	$142,392	2029 - 2037
Net operating losses, state	$227,915	2029 - 2045
Tax credits, federal	$6,434	2038 - 2042
Tax credits, state	$2,493	Do Not Expire

Net operating losses, and tax credit carryforwards as of December 31, 2024 are as follows:

		Expiration
	Amount	Years
Net operating losses, federal (Post December 31, 2017)	$403,543	Do Not Expire
Net operating losses, federal (Pre January 1, 2018)	$170,397	2030 - 2037
Net operating losses, state	$225,998	2030 - 2044
Tax credits, federal	$6,434	2038 - 2042
Tax credits, state	$2,493	Do Not Expire

The cash paid for income taxes (net of refunds) during the year was as follows (in thousands):

	2025	2024

Federal	$-	$-
State and local
California	2	2
Connecticut	-	1
New Jersey	2	-
New York City	1	-
South Carolina	1	-
Tennessee	(4)	5
Total	$2	$8

The following table summarized the activity related to the Company’s gross unrecognized tax benefits as of December 31, 2025 and 2024 (in thousands):

	2025	2024

Balance at the beginning of the year	$3,043	$3,051
Adjustments related to prior year tax positions	-	(8)
Balance at end of year	$3,043	$3,043

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits, and uncertain income tax positions must meet a more likely than not recognition threshold to be recognized. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statements of operations. There were no accrued interest and penalties associated with unrecognized tax benefits as of December 31, 2025. The Company does not anticipate a significant change in its uncertain tax benefits over the next 12 months.

Management believes it is more likely than not that all significant tax positions taken to date would be sustained by the relevant taxing authorities. Furthermore, the Company has not recognized any tax benefits to date because the Company has established a full valuation allowance for its deferred tax assets due to uncertainties as to their ultimate realization.

Pursuant to Internal Revenue Code (IRC) sections 382 and 383, use of the Company’s net operating losses (NOLs) and research and development credit carryforwards may be limited if a cumulative change in ownership of more than 50.0% (by value) occurs within a rolling three-year period. The Company completed a formal Section 382 analysis through the period ended December 31, 2019, and determined it experienced ownership changes in 2010 and 2018. Accordingly, the Company has reduced its deferred tax asset for NOLs and research and development tax credits by the estimated impact of IRC sections 382 and 383 as of December 31, 2019. Any future ownership changes could further impact the utilization of the NOLs and research and development tax credits, however given the full valuation allowance this would not result in an impact to the Company’s income tax expense.

12. Subsequent Events

On March 5, 2026, the Company issued a total of 5,844,156 shares of the Company’s Common Stock upon conversion of 90 Series G-1 Shares pursuant to the provisions in the G-1 Certificate of Designations.

