Form 10-Q
period 2026-03-31
Evofem Biosciences, Inc.
filed 2026-05-15
CIK 1618835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

The number of shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding as of May 11, 2026 was 132,530,081.

Table of Contents

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

These forward-looking statements include, among other things, statements about:

●	our ability to continue as a going concern;
●	our ability to remediate the material weaknesses in our internal controls and procedures identified by management;
●	our ability to obtain necessary approvals of any corporate action(s) needing stockholder or other approvals;
●	our ability to file Annual and Quarterly Reports on a timely basis;
●	our ability to raise additional capital to fund our operations if and as needed;
●	our ability to achieve and sustain profitability;
●	our estimates regarding expenses, revenues, financial performance, and capital requirements, including the length of time our capital resources will sustain our operations;
●	the Notices of Default and cancellation of Forbearance Agreement received from Future Pak, LLC and any potential legal action(s) against the Company related thereto, including that its assets that could be foreclosed upon and potential negative outcome(s) thereof;
●	our ability to comply with the provisions and requirements of our debt arrangements, to avoid future defaults pursuant to our debt arrangements, and to pay amounts owed, including any amounts that may be accelerated, pursuant to our debt arrangements;
●	our ability to successfully commercialize PHEXX® (lactic acid, citric acid and potassium bitartrate) vaginal gel (PHEXX) (formerly known as PHEXXI®) and SOLOSEC® (secnidazole) 2g oral granules (SOLOSEC);
●	estimates regarding market size;
●	estimates regarding health care providers’ (HCPs’) recommendations of PHEXX and SOLOSEC to patients;
●	the rate and degree of market acceptance of PHEXX and SOLOSEC;
●	our ability to successfully commercialize and distribute our products and continue to develop our sales and marketing capabilities;
●	our strategic plans for our business, including the commercialization of our products;
●	the potential for changes to current regulatory mandates requiring health insurance plans to cover U.S. Food and Drug Administration (FDA) -cleared or -approved contraceptive products without cost sharing;
●	our ability to obtain or maintain third-party payer coverage and adequate reimbursement, and our reliance on the willingness of patients to pay out-of-pocket for our products absent full or partial third-party payer reimbursement;
●	our ability to protect and defend our intellectual property position and our reliance on third party licensors;
●	our ability to obtain additional patent protection for our products;
●	our dependence on third parties for the manufacture of our products;
●	our ability to expand our organization to accommodate potential growth; and
●	our ability to retain and attract key personnel.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value and share data)

	As of
	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$1,491	$-
Restricted cash and cash equivalents	888	578
Trade accounts receivable, net	560	12,480
Inventories	1,890	1,129
Prepaid and other current assets	1,227	1,097
Total current assets	6,056	15,284

Property and equipment, net	416	418
Operating lease right-of-use assets	150	182
Intangible asset, net (Note 7)	778	4,348
Other noncurrent assets	42	42
Total assets	$7,442	$20,274
Liabilities, convertible and redeemable preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$12,003	$13,153
Notes - carried at fair value (Note 4)	18,080	20,097
Notes - carried at fair value - related party (Note 4)	843	1,352
Convertible notes - Adjuvant - related party (Note 4)	33,384	32,770
Short-term debt	-	147
Accrued expenses	1,205	1,292
Accrued compensation	1,495	2,587
Operating lease liabilities – current	123	128
Derivative liabilities	1,168	1,006
Contingent liabilities - current (Note 7)	220	272
Other current liabilities	10,231	12,016
Total current liabilities	78,752	84,820
Operating lease liabilities – noncurrent	27	54
Contingent liabilities - noncurrent (Note 7)	1,375	4,837
Total liabilities	80,154	89,711
Commitments and contingencies (Note 7)
Convertible and redeemable preferred stock, $0.0001 par value, senior to Common Stock
Series E-1, F-1 and G-1 convertible and redeemable preferred stock, 10,000, 95,000 and 5,000 shares authorized; 2,588 and 2,412 shares of E-1 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively; 26,280 shares of F-1 issued and outstanding at both March 31, 2026 and December 31, 2025, and 1,561 and 1,618 shares of G-1 issued and outstanding at March 31, 2026 and December 31, 2025, respectively	4,918	4,899
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of both March 31, 2026 and December 31, 2025	-	-
Common Stock, $0.0001 par value; 3,000,000,000 shares authorized; 132,530,081 and 126,685,925 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	13	13
Additional paid-in capital	831,875	831,859
Accumulated other comprehensive loss	(6,643)	(8,818)
Accumulated deficit	(902,875)	(897,390)
Total stockholders’ deficit	(77,630)	(74,336)
Total liabilities, convertible and redeemable preferred stock and stockholders’ deficit	$7,442	$20,274

See accompanying notes to the condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Product sales, net	$899	$845

Operating Expenses (Benefits):
Cost of goods sold	410	365
Amortization of intangible asset	75	223
Research and development, net	518	(5,035)
Selling and marketing	2,093	2,600
General and administrative	2,372	2,365
Total operating expenses	5,468	518
Income (loss) from operations	(4,569)	327
Other income (expense):
Interest income	2	8
Other expense, net	(737)	(600)
Change in fair value of financial instruments	(162)	1,221
Total other income (expense), net	(897)	629
Income (loss) before income tax expense	(5,466)	956
Income tax expense	1	-
Net income (loss)	(5,465)	956
Convertible and redeemable preferred stock deemed dividends	(20)	(3)
Net income (loss) attributable to common stockholders	$(5,485)	$953
Net income (loss) per share attributable to common stockholders:
Basic	$(0.04)	$0.01
Diluted	$(0.04)	$0.00
Weighted-average shares used to compute net income (loss) per share attributable to common shareholders:
Basic	133,246,864	118,164,046
Diluted	133,246,864	6,155,035,291

See accompanying notes to condensed consolidated financial statements (unaudited).

4

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$(5,465)	$956
Other comprehensive income:
Change in fair value of financial instruments attributed to credit risk change (Note 4)	2,175	647
Comprehensive income (loss)	$(3,290)	$1,603

See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE AND REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands, except share data)

	Series E-1 Convertible and Redeemable Preferred Stock		Series F-1 Convertible and Redeemable Preferred Stock		Series G1 Convertible and Redeemable Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of December 31, 2025	2,412	$2,077	26,280	$2,803	1,618	$19	126,685,925	$13	$831,859	$(8,818)	$(897,390)	$(74,336)
Issuance of Common Stock upon noncash conversion of Series G-1 Shares	-	-	-	-	(90)	(1)	5,844,156	-	1	-	-	1
Stock-based compensation	-	-	-	-	-	-	-	-	15	-	-	15
Change in fair value of financial instruments attributed to credit risk change (Note 4)	-	-	-	-	-	-	-	-	-	2,175	-	2,175
Series E-1 and G-1 Shares dividends	176	17	-	-	33	3	-	-	-	-	(20)	(20)
Net loss	-	-	-	-	-	-	-	-	-	-	(5,465)	(5,465)
Balance as of March 31, 2026	2,588	$2,094	26,280	$2,803	1,561	$21	132,530,081	$13	$831,875	$(6,643)	$(902,875)	$(77,630)

	Series E-1 Convertible and Redeemable Preferred Stock		Series F-1 Convertible and Redeemable Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of December 31, 2024	2,068	$1,979	26,280	$2,803	113,356,354	$11	$829,026	$(2,630)	$(897,664)	$(71,257)
Stock-based compensation	-	-	-	-	-	-	70	-	-	70
Change in fair value of financial instruments attributed to credit risk change (Note 4)	-	-	-	-	-	-	-	647	-	647
Series E-1 Shares dividends	53	3	-	-	-	-	-	-	(3)	(3)
Net income	-	-	-	-	-	-	-	-	956	956
Balance as of March 31, 2025	2,121	$1,982	26,280	$2,803	113,356,354	$11	$829,096	$(1,983)	$(896,711)	$(69,587)

See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(5,465)	$956
Adjustments to reconcile net income (loss) to net cash and cash equivalents and net restricted cash and cash equivalents provided by operating activities:
Change in fair value of financial instruments	162	(1,221)
Inventory write-down for excess & obsolescence	192	178
Loss on contingent liability	58	25
Stock-based compensation	15	70
Depreciation	4	6
Amortization of intangible asset	75	223
Noncash interest expense	614	577
Noncash right-of-use asset amortization	32	37
Net loss on disposal or impairment of property and equipment	-	17
Gain on accounts payable and accrued expenses settlements	-	(5,607)
Changes in operating assets and liabilities:
Trade accounts receivable	11,920	8,683
Inventories	(761)	(864)
Prepaid and other assets	(130)	107
Accounts payable	(1,605)	(1,776)
Accrued expenses and other liabilities	(1,636)	34
Accrued compensation	(1,092)	(849)
Contingent liabilities	(50)	-
Operating lease liabilities	(32)	(36)
Net cash and cash equivalents and net restricted cash and cash equivalents provided by operating activities	2,301	560
Cash flows from investing activities:
Payments related to intangible asset acquisition	-	(57)
Purchases of property and equipment	(2)	-
Net cash and cash equivalents and net restricted cash and cash equivalents used in investing activities	(2)	(57)
Cash flows from financing activities:
Payments under short term debt and Notes – carried at fair value	(498)	(135)
Net cash and cash equivalents and net restricted cash and cash equivalents used in financing activities	(498)	(135)
Net change in cash and cash equivalents and net restricted cash and cash equivalents	1,801	368
Cash and cash equivalents and restricted cash and cash equivalents beginning of period	578	741
Cash, cash equivalents and restricted cash and cash equivalents end of period	$2,379	$1,109
Supplemental disclosure of noncash investing and financing activities:
Net decrease in contingent liabilities	$3,495	$2,887
Series E-1 Shares and Series G-1 Shares deemed dividends	20	3
Issuance of Common Stock upon conversion of Series G-1 Shares	1	-

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

Outside the U.S., the Company’s strategy is to commercialize its products in global markets through commercial partnerships and/or license agreements. We licensed commercial rights to PHEXX and SOLOSEC in the Middle East and North Africa (MENA) to Pharma 1 Drug Store, LLC (Pharma 1), an emerging Emirati health care company, in July 2024 and May 2025, respectively. Pharma 1 filed for regulatory approval of PHEXX in the United Arab Emirates (UAE) in June 2025 and of SOLOSEC in the UAE in September 2025. The Emirates Drug Establishment (EDE) issued favorable pricing certificates — a preliminary administrative step toward regulatory approval in the UAE — for PHEXX in November 2025.

In April 2026, the Company entered into a Distributorship Agreement with Clovis Davis Pharmaceuticals, Inc. for distribution of SOLOSEC in sub-Saharan Africa.

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

The Company’s financial statements are presented on a consolidated basis, which include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim condensed consolidated financial statements do not include all information and disclosures required by GAAP for annual audited consolidated financial statements and should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2025 included in its Annual Report on Form 10-K as filed with the SEC on March 11, 2026 (the 2025 Audited Financial Statements).

1 Daniels K and Abma J. Current Contraceptive Status Among Females Ages 15–49: United States, 2022–2023. NCHS Data Brief No. 539. August 2025. Data table for Figure 1, sourced from National Survey of Family Growth (NSFG) 2022–2023. https://www.cdc.gov/nchs/data/databriefs/db539.pdf

The unaudited interim condensed consolidated financial statements included in this Quarterly Report have been prepared on the same basis as the Company’s audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, cash flows, and statements of convertible and redeemable preferred stock and stockholders’ deficit for the periods presented. The results for the three months ended March 31, 2026 are not necessarily indicative of the results expected for the full year. The condensed consolidated balance sheet as of December 31, 2025 was derived from the 2025 Audited Financial Statements.

Reverse Stock Split

On November 26, 2025, the Company’s stockholders approved a reverse stock split of the Company’s issued and outstanding shares of Common Stock at a ratio of between 1-for-500 and 1-for-1,500. The Company’s board of directors has not effectuated the reverse stock split as of the date of filing of this Quarterly Report.

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

The Company’s principal operations are related to the commercialization of PHEXX and, since July 2024, SOLOSEC. Additional activities have included raising capital, identifying alternative manufacturing to lower PHEXX cost of goods sold (COGS), re-establishing the manufacturing / supply chain for SOLOSEC, seeking ex-U.S. licensing partners to add non-dilutive capital to the balance sheet and geographically diversify its revenue streams, seeking product in-licensing/acquisition opportunities to expand and diversify its U.S. revenue streams, and establishing and maintaining a corporate infrastructure to support commercial products. The Company has incurred operating losses and negative cash flows from operating activities since inception, excluding non-recurring accounts payable and accrued expenses settlements, debt extinguishments, and changes in accounting estimates in certain prior periods. As of March 31, 2026, the Company had a working capital deficit of $72.7 million and an accumulated deficit of $902.9 million.

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

Management’s plans to meet its cash flow needs in the next 12 months include generating recurring product revenue from PHEXX and SOLOSEC, earning milestone payments by achieving certain regulatory milestones under the License and Supply Agreement with Pharma 1 for SOLOSEC, generating product revenue from the sale of PHEXX and SOLOSEC to Pharma 1 and SOLOSEC to Clovis Davis for approved countries in the respective licensed Territories, restructuring its current payables, and obtaining additional funding through non-dilutive or dilutive financings, collaborations or partnerships with other companies, including license agreements for PHEXX and/or SOLOSEC in the U.S. or foreign markets, or through other potential business combinations.

The Company anticipates it will continue to incur net losses for the foreseeable future. According to management estimates, liquidity resources were not sufficient to maintain the Company’s cash flow needs for the twelve months from the date of issuance of these interim condensed consolidated financial statements.

If the Company is not able to obtain the required funding through a significant increase in revenue, license agreements for PHEXX and/or SOLOSEC, equity or debt financings, or other means, or is unable to obtain funding on terms favorable to the Company, or if there is another event of default affecting the notes payable, there will be a material adverse effect on commercialization operations and the Company’s ability to execute its strategic development plan for future growth. If the Company cannot successfully raise additional capital and implement its strategic development plan, the Company may be forced to make further reductions in spending, including spending in connection with its commercialization activities, extend payment terms with suppliers, liquidate assets where possible at a potentially lower amount than as recorded in the condensed consolidated financial statements, suspend or curtail planned operations, or cease operations entirely. Any of these could materially and adversely affect the Company’s liquidity, financial condition and business prospects, and the Company would not be able to continue as a going concern. The Company has concluded that these circumstances and the uncertainties associated with the Company’s ability to obtain additional equity or debt financing on terms that are favorable to the Company, or at all, and otherwise succeed in its future operations raise substantial doubt about the Company’s ability to continue as a going concern.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the interim condensed consolidated financial statements and the notes thereto.

Significant estimates affecting amounts reported or disclosed in the interim condensed consolidated financial statements include, but are not limited to: the assumptions used in measuring the revenue gross-to-net variable consideration items; the allowance for expected credit losses estimate; the assumptions used in estimating the notes carried at fair value, preferred stock, and purchase rights issued; and the assumptions used in the valuation of inventory, the intangible asset, and contingent liabilities; the useful lives and recoverability of long-lived assets; and the valuation of deferred tax assets. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances and adjusts when facts and circumstances dictate. These estimates are the basis for making judgments about the carrying values of assets, liabilities and recorded expenses that are not readily apparent from other sources. As future events and their effects cannot be determined with precision, actual results may materially differ from those estimates or assumptions.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker (CODM), the Chief Executive Officer of the Company, in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment. The Company’s CODM assesses performance and decides how to allocate resources for the Company’s one operating segment based on consolidated net income or loss that is reported on the interim condensed consolidated statements of operations. The Company has also evaluated the significant segment expenses incurred by the single segment that are regularly provided to the CODM. The significant segment expenses regularly provided to the CODM are consistent with those reported on the interim condensed consolidated statements of operations and include cost of goods sold, research and development, net, selling and marketing, and general and administrative. The CODM uses these expense categories, along with data on product sales, net, to make key operating decisions such as: the strategic direction of the Company, pursuing and/or approving product acquisitions, decisions about key personnel, and approving annual operating budgets. The Company manages assets on a consolidated basis as reported on the interim condensed consolidated balance sheets.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and restricted cash and cash equivalents. Deposits in the Company’s checking, time deposit and investment accounts are maintained in federally insured financial institutions and are subject to federally insured limits or limits set by Securities Investor Protection Corporation. The Company invests in funds through a major U.S. bank and is exposed to credit risk in the event of default to the extent of amounts recorded on the condensed consolidated balance sheets.

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

For the three months ended March 31, 2026 and 2025, the Company’s three largest customers combined made up approximately 63% and 75% of its gross product sales, respectively. As of March 31, 2026 and December 31, 2025, the Company’s three largest customers combined made up 69% and 91%, respectively, of its trade accounts receivable balance.

Significant Accounting Policies

There have been no changes to the significant accounting policies that were described in Note 2 – Summary of Significant Accounting Policies of the 2025 Audited Financial Statements in the Company’s Annual Report.

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash and cash equivalents and restricted cash and cash equivalents consist of readily available cash in checking accounts and money market funds. Restricted cash and cash equivalents consists of cash held in monthly time deposit accounts as well as an immaterial letter of credit.

Net Income (Loss) Per Share

Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. The net income (loss) available to common stockholders is adjusted for amounts in accumulated deficit related to the deemed dividends triggered for certain financial instruments. Such adjustment was immaterial in each of the three months ended March 31, 2026 and 2025. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, potentially dilutive securities are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and therefore, basic and diluted net loss per share were the same for the three months ended March 31, 2026. Potentially dilutive securities excluded from the calculation of diluted net loss per share are summarized in the table below. Common shares were calculated for the convertible preferred stock and the convertible debt using the if-converted method.

The schedule of potentially dilutive securities excluded from the calculation of diluted net income (loss) per share is included below:

	Three Months Ended March 31,
	2026	2025
Options to purchase Common Stock	3,324	3,372
Warrants to purchase Common Stock	258,254,405	20,807,539
Series E-1 Shares	168,080,419	-
Series F-1 Shares	1,706,493,507	-
Series G-1 Shares	101,343,389	-
Purchase rights to purchase Common Stock	1,505,819,328	-
Convertible debt	3,036,800,486	-
Total(1)	6,776,794,858	20,810,911

(1)	The potentially dilutive securities in the table above include all potentially dilutive securities that are not included in the diluted net income (loss) per share as per U.S. GAAP, whereas the total Common Stock reserved for future issuance in Note 8 – Convertible and Redeemable Preferred Stock and Stockholders’ Deficit includes the shares that must legally be reserved based on the applicable instruments’ agreements.

The following table sets forth the computation of net income attributable to common stockholders, weighted average common shares outstanding for diluted net income per share, and diluted net income per share attributable to common stockholders for the three months ended March 31, 2025 (in thousands, except share and per share amounts).

Three Months Ended March 31, 2025
Numerator:
Net income attributable to common stockholders	$953
Adjustments:
Noncash interest expense on convertible debt, net of tax	577
Change in fair value of purchase rights	(1,221)
Net income attributable to common stockholders	$309
Denominator:
Weighted average shares used to compute net income attributable to common stockholders, basic	118,164,046
Add:
Pro forma adjustments to reflect assumed conversion of convertible debt	2,673,516,392
Pro forma adjustments to reflect assumed exercise of outstanding purchase rights	1,519,148,899
Pro forma adjustments to reflect assumed conversion of Series E-1 Shares	137,712,447
Pro forma adjustments to reflect assumed conversion of Series F-1 Shares	1,706,493,507

Weighted average shares used to compute net income attributable to common stockholders, diluted	6,155,035,291
Net income per share attributable to common stockholders, diluted	$0.00

Correction of Previously Issued Interim Condensed Consolidated Financial Statements and Prior Period Errors

In the fourth quarter of 2025, the Company identified issues with the disclosure of the weighted-average shares outstanding and the basic and diluted earnings per share calculations. First, the prefunded warrants should have been included in the weighted-average shares outstanding in the disclosure of basic and diluted earnings per share for the three months ended March 31, 2025. While correcting this calculation resulted in an increase in the weighted-average shares outstanding of 4,807,692, there was no change to net income per share attributable to common shareholders for the three months then ended. Secondly, the Company discovered in the calculation of the diluted net income per share attributable to common stockholders that (1) the adjustment related to the noncash interest expense on convertible debt, net of tax, was incorrectly calculated at the statutory tax rate instead of the Company’s effective tax rate and (2) the pro forma adjustment to reflect assumed conversion of convertible debt was calculated incorrectly. As a result of these corrections, for the three months ended March 31, 2025, net income attributable to common stockholders increased by $0.2 million and the weighted average shares used to compute net income attributable to common stockholders increased by 115,137,250 (inclusive of the change to the weighted-average shares outstanding as described above). There was no impact to net income per share attributable to common stockholders, diluted. The Company has concluded that the impact to the previously issued interim condensed consolidated financial statements is not material.

Recently Adopted Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, designed to clarify the requirements for accounting for the settlement of a debt as an induced conversion versus as an extinguishment. This guidance was effective for the Company on January 1, 2026 and the Company will apply the guidance on any future induced debt conversions.

In July 2025, the FASB issued ASU 2025-05, Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, to provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under Accounting Standards Codification (ASC) 606 whereby companies are allowed to assume that current economic conditions will not change over the remaining life of current accounts receivable. The Company adopted ASU 2024-05 on January 1, 2026, but because the Company does not currently expect any credit losses for accounts receivable and does not have any contract assets, there was no impact to the Company’s unaudited condensed consolidated financial statements.

No other significant new standards have been adopted during the three months ended March 31, 2026.

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

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, to update the FASB ASC for a broad range of topics arising from technical corrections, unintended application of the ASC, clarifications, and other minor improvements. This guidance is effective for the Company no later than January 1, 2027. The Company is still evaluating the impact of ASU 2025-12.

In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock, to add guidance on how Companies should measure paid-in-kind dividends on equity-classified preferred stock. The guidance is effective for the Company no later than January 1, 2027. The Company is still evaluating the impact of ASU 2026-01.

The Company does not believe the impact of any other recently issued standards and any issued but not yet effective standards will have a material impact on its unaudited condensed consolidated financial statements upon adoption.

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

The Company’s customers are primarily located in the U.S. and consist of wholesale distributors, retail pharmacies, and mail-order specialty pharmacies. The first order for PHEXX from the UAE was placed in late 2025 and will be manufactured for and sold to Pharma 1 following Emirates Drug Establishment approval of the product. For all customers, payment terms typically range from 31 to 66 days, include prompt pay discounts, and vary by customer. Trade accounts receivable due to the Company from contracts with its U.S. based customers are stated separately in the condensed consolidated balance sheets, net of various allowances as described in the Trade Accounts Receivable policy in Note 2 – Summary of Significant Accounting Policies to the 2025 Audited Financial Statements. Trade accounts receivable due to the Company from Pharma 1 are included in Prepaid and other current assets in the condensed consolidated balance sheets.

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

The Company’s products are sold to domestic customers at the Wholesale Acquisition Cost (WAC), or in some cases at a discount to WAC. However, the Company records product revenue net of reserves for applicable variable consideration. These types of variable consideration reduce revenue and include the following:

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

Prompt pay and other discounts – The Company incentivizes its customers to pay their invoices on time through prompt pay discounts. These discounts are an industry standard practice, and the Company offers a prompt pay discount to each wholesale distributor and retail pharmacy customers. The specific prompt pay terms vary by customer and are contractually fixed. Prompt pay discounts are typically taken by the Company’s customers. The Company may also give other discounts to its customers to incentivize purchases and promote customer loyalty. The terms of such discounts may vary by customer. An estimate of the prompt pay discounts and other discounts are recorded at the time of sale based on the purchase amount as contra trade accounts receivable on the condensed consolidated balance sheets.

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

Rebates – The Company is subject to mandatory discount obligations under the Medicaid and Tricare programs. The rebate amounts for these programs are determined by statutory requirements or contractual arrangements. Rebates are owed after the product has been dispensed to an end user and the Company has been invoiced. Rebates for Medicaid and Tricare are invoiced in arrears. The Company has numerous commercial rebate programs for its products whereby certain customers receive a rebate as contractually arranged; the program for PHEXX ended on December 31, 2025. The Company estimates the amount of rebates based on the expected number of claims and related cost that is associated with the revenue being recognized for product that remains in the distribution channel at the end of each reporting period. Rebate estimates are recorded as other current liabilities on the condensed consolidated balance sheets.

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

The variable consideration discussed above was recorded in the condensed consolidated balance sheets and consisted of $0.1 million and $0.5 million in contra trade accounts receivable as of March 31, 2026 and December 31, 2025, respectively and $9.8 million and $11.2 million in other current liabilities as of March 31, 2026 and December 31, 2025, respectively.

4. Debt

Convertible Notes

Baker Notes (owned by Future Pak, LLC since July 23, 2024)

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

The Baker Notes had a five-year term, with no pre-payment ability during the first three years. Interest on the unpaid principal balance of the Baker Notes (the Baker Outstanding Balance) accrues at 10.0% per annum, with interest accrued during the first year from the two respective closing dates recognized as payment-in-kind. The effective interest rate for the periods was 10.0%. Accrued interest beyond the first year of the respective closing dates was to be paid in arrears on a quarterly basis in cash or recognized as payment-in-kind, at the direction of the Baker Purchasers. As discussed below, with the amendment to the Baker Bros. Purchase Agreement, interest payments were paid in-kind. Interest pertaining to the Baker Notes for the three months ended March 31, 2026 and 2025 were approximately $3.0 million and $2.7 million, respectively, which was added to the outstanding principal balance. The Company accounts for the Baker Notes under the fair value method as described below and, therefore, the interest associated with the Baker Notes is included in the fair value determination.

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

The First Baker Amendment extended, effective upon the Company’s achievement of the Financing Threshold, the affirmative covenant to achieve $100.0 million in cumulative net sales of PHEXX by June 30, 2022 to June 30, 2023. Additionally per the First Baker Amendment, if the Company were to issue warrants to purchase capital stock of the Company (or other similar consideration) in any equity financing that closed on or prior to the date on which the Company met the Financing Threshold, the Company was required to issue to the Baker Purchasers an equivalent coverage of warrants (or other similar consideration) on the same terms as if the Baker Purchasers had participated in the financing in an amount equal to the then outstanding principal of Baker Notes held by the Baker Purchasers. In satisfaction of this requirement and in connection with the closing of the May 2022 Public Offering, the Company issued warrants to purchase 582,886 shares of the Company’s Common Stock at an exercise price of $93.75 per share to the Baker Purchasers (the June 2022 Baker Warrants). As required by the terms of the First Baker Amendment, the June 2022 Baker Warrants have substantially the same terms as the warrants issued in the May 2022 Public Offering. Refer to Note 8 – Convertible and Redeemable Preferred Stock and Stockholders’ Deficit for further information. The exercise price of the initial Baker Warrants and the June 2022 Baker Warrants was reset multiple times as a result of various Notes issuances in accordance with the agreement. The exercise price of the June 2022 Baker Warrants was $0.0154 per share as of March 31, 2026.

On March 21, 2022, the Company entered into the second amendment to the Baker Bros. Purchase Agreement (the Second Baker Amendment), which granted each Baker Purchaser the right to convert all or any portion of the Baker Notes into Common Stock at a conversion price equal to the lesser of (a) $725.81 or (b) 100% of the lowest price per share of Common Stock (or as applicable with respect to any equity securities convertible into Common Stock, 100% of the applicable conversion price) sold in any equity financing until the Company (i) met the qualified financing threshold by June 30, 2022, defined as a single underwritten financing resulting in aggregate gross proceeds to the Company of at least $20 million (Qualified Financing Threshold) and (ii) disclosed top-line results from the EVOGUARD clinical trial (the Clinical Trial Milestone) on or before October 31, 2022. The Second Baker Amendment also provided that the exercise price of the Baker Warrants will equal the conversion price of the Baker Notes. The Company met the Qualified Financing Threshold upon the closing of the May 2022 Public Offering, and as of September 30, 2022, the conversion price and exercise price of the Baker Warrants was reset to $93.75. The Company achieved the Clinical Trial Milestone in October 2022. Also, with the achievement of the Qualified Financing Threshold and the Clinical Trial Milestone, the affirmative covenant to achieve $100.0 million in cumulative net sales of PHEXX was extended to June 30, 2023; this was subsequently waived via the Baker Fourth Amendment as discussed below.

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

(iv)	the clarification that for the sole purpose of enabling ex-U.S. license agreements for such assets, any Patents, Trademarks or Copyrights acquired after the Effective Date shall be excluded from the definition of Collateral; and;

(v)	the removal of the requirement for the Company to achieve $100 million in cumulative net PHEXX sales in the specified timeframe.

The outstanding balance of the Baker Notes will continue to accrue interest at 10% per annum and, in the event of a default in the agreement or a failure to pay the Repurchase Price (as defined below) on or before September 8, 2028 (the Baker Notes maturity date), the Baker Purchasers may collect on the full principal amount then outstanding.

The Company paid the required $1.0 million upfront payment in September 2023 and is required to make quarterly cash payments based upon a percentage of the Company’s global net product revenue. The cash payments will be determined based upon the quarterly global net revenue according to the table below.

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

Regardless of the percentage paid, the quarterly cash payment amounts, along with the $1.0 million upfront payment (collectively, Applicable Reductions), will be deducted from the Repurchase Price. Cumulative quarterly cash payments as of March 31, 2026, which will be treated as Applicable Reductions paid, amount to $1.5 million.

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

As part of the consideration for the merger contemplated by the A&R Merger Agreement (as defined in Note 7 – Commitments and Contingencies), on December 11, 2023, the Baker Purchasers signed an agreement to assign the Baker Notes to Aditxt, Inc. (Aditxt) (the December Assignment Agreement). Upon execution of the December Assignment Agreement, Aditxt assumed all terms under the Baker Notes, with Aditxt becoming the new senior secured debtholder of the Company, governed by the requirements under the Fourth Baker Amendment. The Baker Notes were re-assigned back to the Baker Purchasers on February 26, 2024 (the February Assignment Agreement).

Due to the execution of the February Assignment Agreement, the Company reviewed the Baker Notes in accordance with ASC 470 – Debt (ASC 470). The Baker Notes, having been effectively terminated, were extinguished on February 26, 2024, which resulted in removal of the fair value of the old Baker Notes of $13.5 million. The newly re-assigned Baker Notes were subsequently recorded at fair value using the valuation methods discussed in Note 6 – Fair Value of Financial Instruments.

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

The Company did not repurchase the Baker Notes prior to September 8, 2025. As of March 31, 2026, the Baker Notes are recorded in the condensed consolidated balance sheet as short term Notes – carried at fair value with a total fair value of $15.2 million, and the total outstanding balance including principal and accrued interest was $123.2 million. As of December 31, 2025, the Baker Notes are recorded at fair value in the condensed consolidated balance sheet as short-term Notes – carried at fair value with a total fair value of $15.5 million, and the total outstanding balance including principal and accrued interest was $120.5 million.

On September 27, 2024, the Assignee, as agent for the Baker Purchasers (in such capacity, the Designated Agent), provided a Notice of Event of Default and Reservation of Rights (the September 2024 Notice of Default) relating to the Baker Bros. Purchase Agreement by and among the Company, Designated Agent, as certain guarantors, and the purchasers (each a Baker Purchaser and collectively the Baker Purchasers). The September 2024 Notice of Default claims that by entering into arrangements to pay certain existing obligations, including obligations owed to the U.S. Department of Health and Human Services, an Event of Default has occurred under Section 9.1(e) of the Baker Bros. Purchase Agreement.

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

On November 8, 2024, the Designated Agent sent an amended and supplemental notice to the Notices (the Third Amended Notice of Default) which added new claims of default based on (i) the Company’s failure to maintain a cash position of $1.0 million or greater, as required under Section 5(b) of the Forbearance Agreement and (ii) the Company’s failure to deliver financial and operating reports in accordance with the timeline required under the Section 8.1(n) of the Baker Bros. Purchase Agreement, and claimed the outstanding balance under the notes of the Baker Stock Purchase Agreement, plus all accrued and unpaid interest thereon, to be approximately $107.0 million as opposed to the Repurchase Price as defined in the Fourth Amendment. The alleged Events of Defaults have not been waived or cured.

The Company disagrees with the Designated Agent’s claim that an Event of Default has occurred. The Company intends to contest any attempt by the Designated Agent and the Baker Purchasers to exercise their default rights and remedies under the Baker Bros. Purchase Agreement.

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

The Adjuvant Notes initially had a five-year term, and in connection with certain Company change of control transactions, the Adjuvant Notes could be prepaid at the option of the Company or would have become payable on the date of the consummation of a change of control transaction at the option of the Adjuvant Purchasers. The Adjuvant Notes have interest accruing at 7.5% per annum on a quarterly basis in arrears to the outstanding balance of the Adjuvant Notes and are recognized as payment-in-kind. The effective interest rate for the three months ended March 31, 2026 was 7.5%.

Interest expense, entirely comprised of coupon interest, for the Adjuvant Notes was $0.6 million for each of the three months ended March 31, 2026 and 2025. The amount is included in short-term convertible notes – Adjuvant – related party on the condensed consolidated balance sheets as of March 31, 2026 and 2025 and in other expense, net on the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025.

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

The Adjuvant Notes contain various customary affirmative and negative covenants agreed to by the Company. On September 12, 2022, the Company was in default of the Adjuvant Notes due to the default with the Baker Notes under the cross-default provision. On September 15, 2022, the Company entered into a Forbearance Agreement (the Adjuvant Forbearance Agreement) with the Adjuvant Purchasers, pursuant to which the Adjuvant Purchasers agreed to forbear from exercising any of their rights and remedies during the Forbearance Period as defined therein, but solely with respect to the specified events of default provided under the Adjuvant Forbearance Agreement.

Also on September 15, 2022, the Company entered into the second amendment to the Adjuvant Purchase Agreement (the Second Adjuvant Amendment), pursuant to which the conversion price per share was reduced to $26.25, subject to adjustment for certain dilutive Company equity issuance adjustments for a two-year period. In addition, the Company entered into an exchange agreement, pursuant to which the Adjuvant Purchasers agreed to exchange 10% of the outstanding amount of the Adjuvant Notes as of September 15, 2022 (e.g. $2.9 million of the Adjuvant Notes) for rights to receive 109,842 shares of Common Stock (the Adjuvant Purchase Rights). The number of shares for each Adjuvant Purchase Right was initially fixed, but is subject to certain customary adjustments and, until the second anniversary of issuance (i.e., September 15, 2024), adjustments for certain dilutive Company equity issuances. Refer to Note 8 – Convertible and Redeemable Preferred Stock and Stockholders’ Deficit for discussion regarding additional issuances of purchase rights under this provision. The Adjuvant Purchase Rights expire on June 28, 2027 and do not have an exercise price per share and, therefore, will not result in cash proceeds to the Company. As of March 31, 2026, all Adjuvant Purchase Rights remain outstanding and the conversion price of the Adjuvant Notes was $0.0154. Assuming conversion of the outstanding principal at the applicable conversion price per share, the Adjuvant Notes could be converted into 2,167,822,060 shares of Common Stock as of March 31, 2026.

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

On October 13, 2025, the Company and the Adjuvant Purchasers entered into a third amendment to the Adjuvant Purchase Agreement (the Adjuvant Third Amendment). The Adjuvant Third Amendment amends certain provisions including updating the date that the Adjuvant Notes will be payable in full to the earlier of (a) six months after the October 13, 2025, (b) at the election of Adjuvant, the date of a consummation of a Change of Control (as defined in the Adjuvant Purchase Agreement), and (c) the date of any acceleration of the Adjuvant Notes in accordance with Section 8 (the maturity date, as per the Adjuvant Purchase Agreement). The Adjuvant Notes may not be prepaid prior to the date that is six months after October 13, 2025 without prior written consent of the Adjuvant Purchasers.

On April 10, 2026, the Company and the Adjuvant Purchasers entered into a fourth amendment to the Adjuvant Purchase Agreement (the Adjuvant Fourth Amendment). The Adjuvant Fourth Amendment amends certain provisions including updating the date that the Adjuvant Notes will be payable in full to the earlier of (a) six months after the April 10, 2026, (b) at the election of Adjuvant, the date of a consummation of a Change of Control (as defined in the Adjuvant Purchase Agreement), and (c) the date of any acceleration of the Adjuvant Notes in accordance with Section 8 (the maturity date, as per the Adjuvant Purchase Agreement). The Adjuvant Notes may not be prepaid prior to the date that is six months after April 10, 2026 without prior written consent of the Adjuvant Purchasers.

The Adjuvant Notes are accounted for in accordance with authoritative guidance for convertible debt instruments and are classified as current liabilities in the condensed consolidated balance sheets. The aggregate proceeds of $25.0 million were initially classified as restricted cash for financial reporting purposes due to contractual stipulations that specify the types of expenses the money can be spent on and how it must be allocated. The conversion feature was evaluated in accordance with ASC 815, Derivatives and Hedging (ASC 815), determined to represent an embedded derivative, and was bifurcated and classified as part of stockholders’ deficit as of March 31, 2026. See Note 6 - Fair Value of Financial Instruments for a description of the accounting treatment for the Adjuvant Purchase Rights. As of March 31, 2026, the Adjuvant Notes are recorded in the condensed consolidated balance sheet as short-term convertible notes – Adjuvant – related party with a total balance of $33.4 million. The balance is comprised of $22.5 million in principal and $10.9 million in accrued interest. As of December 31, 2025, the Adjuvant Notes were recorded in the condensed consolidated balance sheet as short-term convertible notes – Adjuvant – related party with a total balance of $32.8 million. The balance was comprised of $22.5 million in principal and $10.3 million in accrued interest.

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

On December 1, 2023, the Company entered into restructuring agreements with the holders of the Original SSNs, pursuant to which the Company and each holder agreed to, among other things, (i) change the governing law and jurisdiction of the Original SSNs from New York to Delaware and (ii) reissue the Original SSNs (the Exchanged SSNs) under Section 3(a)(9) exemption of the Securities Act of 1933, as amended (the Restructuring Agreements). The maturity date of the Exchanged SSNs is December 1, 2026. No new consideration was paid and, other than the maturity date, no other terms of the Original SSNs were changed in conjunction with the Restructuring Agreements.

Assuming conversion of the entire outstanding principal at the applicable conversion price per share, the Exchanged SSNs could be converted into 608,787,963 shares of Common Stock as of March 31, 2026.

The Exchanged SSNs’ interest rates are subject to increase to 12% upon an event of default and the Exchanged SSNs have no Company right to prepayment prior to maturity; however, the Company has the option to redeem the Exchanged SSNs at a redemption premium of 32.5%. The purchasers of the Exchanged SSNs can also require the Company to redeem their respective Exchanged SSNs a) at the respective premium rate tied to the occurrence of certain subsequent transactions, and b) in the event of subsequent placements (as defined). Also, pursuant to the terms of the Restructuring Agreements, purchasers have certain rights to participate in subsequent issuances of the Company’s securities, subject to certain exceptions. The conversion price for the Exchanged SSNs was $0.0154 as of March 31, 2026.

The Company evaluated the Original SSNs in accordance with ASC 480 and determined that the Original SSNs were all liability instruments at issuance. The applicable Original SSNs were then evaluated in accordance with the requirements of ASC 825 and the Company concluded that they were not precluded from electing the fair value option for the applicable Original SSNs.

Pursuant to the Restructuring Agreements, the Company evaluated the Exchanged SSNs under ASC 470, and concluded that the exchange represented a non-substantial modification of the Original SSNs. Accordingly, the Company accounted for the Exchanged SSNs as a modification of the Original SSNs rather than as an extinguishment which would require derecognizing the fair value of Original SSNs and related accumulated other comprehensive loss and replacing them with the fair value of the Exchanged SSNs.

The Company also evaluated the Warrants in accordance with ASC 480 and as of both March 31, 2026 and December 31, 2025, determined the warrants should be classified as equity instruments as of each date.

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

Aditxt Notes and Warrants

On April 8, 2025, the Company entered into a securities purchase agreement (the Aditxt April SPA) with Aditxt providing for the sale and issuance of senior subordinated convertible notes due in the aggregate original principal amount of $2.3 million (the Aditxt April Note) and warrants to purchase an aggregate of 149,850,150 shares of Common Stock (the Aditxt April Warrants) (collectively, the Aditxt April Offering). The Company waived Aditxt’s default under the terms of the A&R Merger Agreement (as defined in Note 7 – Commitments and Contingencies) because the full Fifth Parent Investment, as defined in the Fifth Amendment to the A&R Merger Agreement, entered into on March 22, 2025 (the Fifth Amendment) was not made by the deadline set forth in the Fifth Amendment.

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

In both the Aditxt April Offering and the Aditxt June Offering, Aditxt paid approximately $650 for each $1,000 of the principal amount of the notes and warrants and the Company issued a total of 242,257,742 warrants to purchase shares of Common Stock with an exercise price of $0.0154. The Aditxt Notes are unsecured senior subordinated notes, have an interest rate of 8%, and mature three years from the respective issuance dates. The net proceeds after the offering costs to the Company from the Aditxt April Offering and Aditxt June Offering were approximately $2.4 million. Assuming conversion of the outstanding principal at the applicable conversion price per share, the Aditxt Notes could be converted into 260,190,463 shares of Common Stock as of March 31, 2026.

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

The Company evaluated the Aditxt April Warrants and Aditxt June Warrants in accordance with ASC 480 and ASC 815 and concluded that both instruments meet the criteria for classification as equity as of March 31, 2026 and December 31, 2025.

Summary of Aditxt Notes, Exchanged SSNs and Warrants at Issuance (December 2022 to September 2023 and April to June 2025):

	Principal At	Net Proceeds Before
Notes	Issuance (in Thousands)	Issuance costs (in Thousands)	Common Warrants	Preferred Shares	Original Maturity Date		Current Maturity Date
December 2022 Notes(4)	$2,308	$1,500	369,230	70 - Series D	12/21/2025	(4)	12/1/2026
February 2023 Notes(1)(4)	1,385	900	653,538	-	2/17/2026	(4)	12/1/2026
March 2023 Notes(4)	600	390	240,000	-	3/17/2026	(4)	12/1/2026
March 2023 Notes(2)(4)	538	350	258,584	-	3/20/2026	(4)	12/1/2026
April 2023 Notes(4)	769	500	615,384	-	3/6/2026	(4)	12/1/2026
July 2023 Notes(4)	1,500	975	1,200,000	-	3/6/2026	(4)	12/1/2026
August 2023 Notes(4)	1,000	650	799,999	-	8/4/2026	(4)	12/1/2026
September 2023 Notes(3)(4)	2,885	1,875	26,997,041	-	9/26/2026	(4)	12/1/2026
Aditxt April Note	2,308	1,500	149,850,150	-	4/8/2028		4/8/2028
Aditxt June Note	1,423	925	92,407,592	-	6/26/2028		6/26/2028
Total Offerings	$14,716	$9,565	273,391,518

(1)	Warrants include 99,692 issued to the placement agent.
(2)	Warrants include 43,200 issued to the placement agent.
(3)	Warrants include 22,189,349 common warrants at $0.13 per share at issuance and 4,807,692 pre-funded warrants exercisable at $0.001 per share.
(4)	As described above, for accounting purposes, the Company accounted for the Exchanged SSNs as a modification of the Original SSNs rather than as an extinguishment which would require derecognizing the fair value of Original SSNs and related accumulated other comprehensive loss and replacing them with the fair value of the Exchanged SSNs. The maturity date under the Exchanged SSNs is December 1, 2026.

Short-term Debt

Insurance Premium Finance Agreement

In June 2024, the Company entered into an insurance premium finance agreement with First Insurance Funding (FIF) to finance a portion of the year’s Directors and Officers (D&O) and general insurance policies. The total amount financed was $0.4 million at an annual interest rate of 8.57%. The Company made nine equal payments, commencing in July 2024. The interest expense, included in other expense, net, in the condensed consolidated statement of operations, was immaterial for the three months ended March 31, 2025.

In June 2025, the Company entered into an insurance premium finance agreement with FIF to finance a portion of its current year’s D&O and general insurance policies. The total amount financed was $0.4 million at an annual interest rate of 7.82%. The Company made eight equal payments, commencing in August 2025. The interest expense, included in other expense, net, in the condensed consolidated statement of operations, was immaterial for the three months ended March 31, 2026. The balance was paid in full as of March 31, 2026.

5. Balance Sheet Details

Inventories

Inventories consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$171	$206
Work in process	1,265	301
Finished goods	454	622
Total	$1,890	$1,129

Prepaid and Other Current Assets

Prepaid and other current assets consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Insurance	$161	$436
Prescription Drug User Fee Act (PDUFA) fees	442	-
Receivable from Pharma 1	188	377
Outside service retainers	26	98
Short-term deposits	129	131
Other	281	55
Total	$1,227	$1,097

Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	Useful Life	March 31, 2026	December 31, 2025
Research equipment	5 years	$96	$96
Computer equipment and software	3 years	37	36
Construction in-process	-	402	402
		535	534
Less: accumulated depreciation		(119)	(116)
Total, net		$416	$418

Depreciation expense for property and equipment was immaterial in each of the three months ended March 31, 2026 and 2025, respectively.

Intangible Asset, Net

Intangible asset, net, consists of the following (in thousands):

	Useful Life	March 31, 2026	December 31, 2025
Intellectual property	16 years	$1,971	$5,466
Less: accumulated amortization		(1,193)	(1,118)
Total, net		$778	$4,348

The intangible asset relates entirely to the asset acquired with the SOLOSEC asset acquisition and as described further in Note 7 – Commitments and Contingencies, the useful life is based on the SOLOSEC IP patent expiration. Amortization expense was $0.1 million and $0.2 million in the three months ended March 31, 2026 and 2025, respectively. Amortization expense is expected to be immaterial for the remainder of 2026 and approximately $0.1 million in each subsequent year until the intangible asset is fully amortized, which will be in approximately 14.2 years. As described in Note 2 – Summary of Significant Accounting Policies, the intangible asset value is adjusted at each reporting date in conjunction with the mark-to-market adjustment of the contingent liabilities, which could impact the expected amortization. The intangible asset fair value was reduced by $3.5 million and $2.9 million in the three months ended March 31, 2026 and 2025, respectively.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued royalty	$27	$28
Accrued compensation for non-employee directors	594	653
Other	584	611
Total	$1,205	$1,292

Other current liabilities

Other current liabilities consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Variable consideration related to net revenue	$9,757	$11,226
Liability for loss on purchase commitment	-	304
Deferred revenue	402	402
Other	72	84
Total	$10,231	$12,016

6. Fair Value of Financial Instruments

Fair Value of Financial Liabilities

The following tables summarize the Company’s convertible debt instruments as of March 31, 2026 and December 31, 2025, respectively (in thousands):

	Principal	Accrued	Net Carrying	Fair Value
As of March 31, 2026	Amount	Interest	Amount	Amount	Leveling
Baker Notes(1)(2)	$123,175	$-	$123,175	$15,181	Level 3
Adjuvant Notes(3)	22,500	10,884	33,384	N/A	N/A
December 2022 Notes(1) (4)	655	-	655	202	Level 3
February 2023 Notes (1) (4)	984	-	984	304	Level 3
March 2023 Notes (1) (4)	1,144	-	1,144	354	Level 3
April 2023 Notes (1) (4)	736	-	736	228	Level 3
July 2023 Notes (1) (4)	1,436	-	1,436	444	Level 3
August 2023 Notes (1) (4)	1,003	-	1,003	310	Level 3
September 2023 Notes (1) (4)	3,417	-	3,417	1,057	Level 3
Aditxt Notes(1)	4,007	-	4,007	843	Level 3
Totals	$159,057	$10,884	$169,941	$18,923	N/A

	Principal	Accrued	Net Carrying	Fair Value
As of December 31, 2025	Amount	Interest	Amount	Amount	Leveling
Baker Notes(1)(2)	$120,510	$-	$120,510	$15,510	Level 3
Adjuvant Notes(3)	22,500	10,270	32,770	N/A	N/A
December 2022 Notes(1) (4)	642	-	642	320	Level 3
February 2023 Notes (1) (4)	965	-	965	482	Level 3
March 2023 Notes (1) (4)	1,122	-	1,122	560	Level 3
April 2023 Notes (1) (4)	722	-	722	360	Level 3
July 2023 Notes (1) (4)	1,407	-	1,407	702	Level 3
August 2023 Notes (1) (4)	983	-	983	491	Level 3
September 2023 Notes (1) (4)	3,350	-	3,350	1,672	Level 3
Aditxt Notes(1)	3,928	-	3,928	1,352	Level 3
Totals	$156,129	$10,270	$166,399	$21,449	N/A

(1)	These liabilities were carried at fair value in the condensed consolidated balance sheets as of the applicable reporting date. As such, the principal and accrued interest was included in the determination of fair value. The related debt issuance costs were expensed.
(2)	The Baker Notes principal amount includes $39.4 million and $36.4 million of interest paid in-kind as of March 31, 2026 and December 31, 2025, respectively.
(3)	The Adjuvant Notes are recorded in the condensed consolidated balance sheets at their net carrying amount which includes principal and accrued interest.
(4)	For accounting purposes, the Company accounted for the Exchanged SSNs as a modification of the Original SSNs rather than as an extinguishment which would require derecognizing the fair value of Original SSNs and related accumulated other comprehensive loss and replacing them with the fair value of the Exchanged SSNs.

The following tables summarize the Company’s derivative liabilities as of March 31, 2026 and December 31, 2025 as discussed in Note 8 – Convertible and Redeemable Preferred Stock and Stockholders’ Deficit (in thousands):

	Fair Value
	March 31, 2026	December 31, 2025	Leveling
Purchase rights	$1,168	$1,006	Level 3
Total derivative liabilities	$1,168	$1,006

Change in Fair Value of Level 3 Financial Liabilities

The following table summarizes the changes in Level 3 financial liabilities related to Baker Notes, Exchanged SSNs, and Aditxt Notes measured at fair value on a recurring basis for the three months ended March 31, 2026 (in thousands):

	Baker Notes (Assigned to Future Pak; Note 4)	Total Exchanged SSNs and Aditxt Notes (Note 4)	Total
Balance at December 31, 2025	$15,510	$5,939	$21,449
Payments	(351)	-	(351)
Change in fair value presented in the condensed consolidated statement of comprehensive operations	22	(2,197)	(2,175)
Balance at March 31, 2026	$15,181	$3,742	$18,923

The following table summarizes the changes in Level 3 financial liabilities related to Baker Notes, Exchanged SSNs, and Aditxt Notes measured at fair value on a recurring basis for the three months ended March 31, 2025 (in thousands):

	Baker Notes (Assigned to Future Pak; Note 4)	Total SSNs (Note 4)	Total
Balance at December 31, 2024	$13,801	$1,173	$14,974
Change in fair value presented in the condensed consolidated statement of comprehensive operations	32	(679)	(647)
Balance at March 31, 2025	$13,833	$494	$14,327

The following table summarizes the changes in Level 3 financial liabilities related to derivative liabilities measured at fair value on a recurring basis for the three months ended March 31, 2026 (in thousands):

	Purchase Rights	Derivative Liabilities Total
Balance at December 31, 2025	$1,006	$1,006
Change in fair value presented in the condensed consolidated statements of operations	162	162
Balance at March 31, 2026	$1,168	$1,168

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

Valuation Methodology

Baker Notes

The fair value of the Baker Notes is determined using a Monte Carlo simulation-based model and is subject to uncertainty due to the assumptions used in the model. The fair value of the Baker Notes is sensitive to these estimated inputs made by management that are used in the calculation. The Monte Carlo simulation takes into account several embedded features and factors and management inputs, including the exercise of the repurchase rights, the Company’s future revenues, meeting certain debt covenants, the maturity term of the note and dissolution. For the dissolution scenario, the cost approach, an adjusted net asset value method was used to determine the net recoverable value of the Company, including an estimate of the fair value of the Company’s intellectual property. The estimated fair value of the Company’s intellectual property was valued using a relief from royalty method which required management to make significant estimates and assumptions related to forecasts of future revenue, and the selection of the royalty (5.0%) and discount (13.9%) rates. The key unobservable inputs used in the valuation include a risk-free rate of 3.8%, a discount rate of 13.9%, a revenue weighted-average cost of capital of 17.9%, a revenue volatility of 135% on an annual basis, and an event probability of 90% for the Baker Notes to be repurchased by September 2026.

Exchanged SSNs and Aditxt Notes

The fair value of the Exchanged SSNs and Aditxt Notes issued, as described in Note 4 – Debt, were determined by estimating the fair value of the Market Value of Invested Capital (MVIC) of the Company on a going-concern basis. This was estimated using a form of the market approach where comparable market revenue multiples were selected and applied to the Company’s forward revenue forecast to ultimately derive a MVIC indication. An option pricing model (OPM) was then applied to value the Exchanged SSNs by allocating the estimated MVIC through the Company’s capital structure including the more senior notes payoff in a hypothetical exit event. Under the OPM, each debt or equity class is modeled as a call option with a distinct claim on the total value of the Company. The option’s exercise price is based on the Company’s total value available for each participating security holder. By constructing a series of options in which the exercise price is set at incremental levels of value, which correspond to the value necessary for each level of debt or equity to participate, the Company determined the incremental option value of each series. When multiplied by the percentage of ownership of each class participating, the result is the incremental value allocated to each class under that series. The key unobservable inputs used in the valuation include the revenue based multiple ranging from 2.75x to 3.0x, a risk-free rate of 3.65%, an equity volatility of 75%, a time to expiration of 193 days, and a discount for lack of marketability of 32.0% for certain instruments.

Purchase Rights

The Purchase Rights are recorded as derivative liabilities in the condensed consolidated balance sheets. The Purchase Rights are valued using an OPM, such as a Black-Scholes model, with changes in the fair value being recorded in the condensed consolidated statements of operations. The assumptions used in the OPM are considered level 3 assumptions and include, but are not limited to, the MVIC, the cumulative equity value of the Company as a proxy for the exercise price and the expected term the Purchase Rights will be held prior to exercise and a risk-free interest rate. The key unobservable inputs used in the valuation of the Purchase Rights were the same as those used for the Exchanged SSNs and Aditxt Notes as described aforementioned.

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

The fair value of the SOLOSEC contingent liabilities is subject to uncertainty due to the assumptions made by management that are used in the Monte Carlo simulation-based model. These factors include the estimated future SOLOSEC net revenue, the risk-neutral revenue calculation and simulation assumptions, payment timing, and the discount rate. The key unobservable inputs used in the valuation include a risk-free rate of 4.5%, and a revenue volatility of 149%.

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

7. Commitments and Contingencies

SOLOSEC Asset Acquisition and Contingent Liabilities

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

Per the Transition Services Agreement (TSA) entered into in conjunction with the SOLOSEC asset acquisition, the Company expected to purchase finished goods inventory from the seller at a pre-defined price through the earlier of November 2026 or when the Company provides a 10 business days notice of termination. The total expected purchase was approximately $3.7 million; however, the quantities to be purchased could be negotiated if both parties agree or should the Company provide a 10 business days notice of termination. The Company concluded that the inventory purchase commitment did not meet the definition of a derivative under ASC 815. During the three months ended March 31, 2026 and 2025, there were approximately $0.5 million and $0.1 million in purchases under this commitment, respectively.

As of December 31, 2025, the Company expected to purchase up to approximately $2.1 million of finished goods during the year ending December 31, 2026 under this commitment. The Company evaluated this purchase commitment to determine whether a loss existed based on the difference between the contractual purchase price and the estimated net realizable value of the inventory expected to be purchased. Based on this assessment, the Company recorded a $0.3 million loss on purchase commitment for the amounts that the Company had submitted for purchase as of the date of filing the 2025 Annual Report, which was included in cost of goods sold in the condensed consolidated statement of operations for the year ended December 31, 2025, with a corresponding liability recorded in the other current liabilities in the condensed consolidated balance sheet as of December 31, 2025. The remaining $1.8 million of potential purchases under the TSA did not meet the definition of a firm purchase commitment as the Company had the ability to negotiate the purchase amount or terminate the TSA as discussed above. The Company provided a 10 business days termination notice to the seller on March 13, 2026 effective on March 26, 2026, which released the Company’s purchase commitment for the remainder of 2026 beyond the effective date.

The TSA also required the seller to provide transitional support services until the Company fully established SOLOSEC operations; the Company was obligated to pay an immaterial amount quarterly for these services. The Company is also obligated to pay a quarterly royalty, in amounts equal to a certain percentage of the SOLOSEC net revenue from U.S. sales, beginning July 14, 2024. There are no minimum quarterly or annual royalty payment amounts. Such royalty costs were immaterial in each of the three months ended March 31, 2026 and 2025. As of March 31, 2026, $0.1 million and $1.1 million for the future payments that could become due related to the SOLOSEC acquisition, including sales-based payments, one-time payment, and quarterly royalty payments, was included in contingent liabilities – current and contingent liabilities – noncurrent, respectively, in the condensed consolidated balance sheet. Such amounts were $0.1 million and $4.6 million, respectively, as of December 31, 2025.

Fleet Lease

In December 2019, the Company and Enterprise FM Trust (the Lessor) entered into a Master Equity Lease Agreement whereby the Company leases vehicles to be delivered by the Lessor from time to time with various monthly costs depending on whether the vehicles are delivered for a term of 24 or 36 months, commencing on each corresponding delivery date. The leased vehicles are for use by eligible employees of the Company’s commercial operations team. As of March 31, 2026, there were a total of 19 leased vehicles.

The Company determined that the leased vehicles are accounted for as operating leases under ASC 842, Leases (ASC 842).

Supplemental financial statement information is disclosed in the tables below:

		Three Months Ended March 31,
Lease Cost (in thousands)	Classification	2026	2025
Operating lease expense	Research and development	$1	$1
Operating lease expense	Selling and marketing	37	40
Operating lease expense	General and administrative	2	3
Total		$40	$44

Lease Term and Discount Rate	March 31, 2026	December 31, 2025
Weighted Average Remaining Lease Term (in years)	1.21	1.45
Weighted Average Discount Rate	12%	12%

Maturity of Operating Lease Liabilities (in thousands)	March 31, 2026
Remainder of 2026 (9 months)	$98
Year ending December 31, 2027	60
Total lease payments	158
Less imputed interest	(8)
Total	$150

	Three Months Ended March 31,
Other information (in thousands)	2026	2025
Operating cash outflows in operating leases	$32	$64

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

On March 13, 2026, the Company and Windtree entered into a Termination Agreement (the Termination Agreement) pursuant to which the parties mutually consented to the termination of the Agreement, effective as of such date. No transactions occurred under the agreement. There is no termination or any other fees payable in connection with the termination of the Agreement. Certain customary provisions of the Agreement that by their terms survive termination remain in effect.

Aditxt Merger, Notes, and Warrants

Because Aditxt could have significant voting power if their Series F-1 Shares and/or Aditxt Notes were converted, the Company evaluated the relationship between the entities and determined that Aditxt is a related party of the Company. The Company also initially considered that Saundra Pelletier, the Company’s Chief Executive Officer, served as a member of Aditxt’s Board of Directors from June 9, 2025 until September 23, 2025. Ms. Pelletier’s term expired on that date and as such this is no longer a factor.

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

Adjuvant

Because Adjuvant has significant voting power due to its increased beneficial ownership limitation, the Company evaluated the relationship between the entities and determined that Adjuvant is a related party of the Company. Except for the exchange from the Adjuvant Notes to Series G-1 Shares as described in Note 8 – Convertible and Redeemable Preferred Stock and Stockholders’ Deficit, the Adjuvant Third Amendment as described and defined in Note 4 – Debt, and the Adjuvant Fourth Amendment as described and defined in Note 10 – Subsequent events, no other transactions occurred between the two entities in 2025 or through March 31, 2026.

Contingencies

From time to time the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. As of March 31, 2026, there were no other claims or actions pending against the Company which management believes have a probable, or a reasonably possible, probability of a significant unfavorable outcome other than the TherapeuticsMD, Inc. (TherapeuticsMD) dispute as described below.

During the three months ended March 31, 2025, the Company settled a portion of its trade payables with vendors, which resulted in a $3.1 million reduction in trade payables and a $2.5 million reduction in accrued expenses. However, the Company may receive trade payable demand letters from other vendors that could lead to potential litigation. As of March 31, 2026, approximately 85% of the Company’s trade payables were greater than 90 days past due.

On December 14, 2020, a trademark dispute captioned TherapeuticsMD, Inc. v Evofem Biosciences, Inc., was filed in the U.S. District Court for the Southern District of Florida against the Company, alleging trademark infringement of certain trademarks owned by TherapeuticsMD under federal and state law (Case No. 9:20-cv-82296). On July 18, 2022, the Company settled the lawsuit with TherapeuticsMD, with certain requirements which were required to be performed by July 2024 (the Settlement Timeline), including changing the name of PHEXXI. The Company failed to meet the terms of the settlement agreement by the Settlement Timeline. As a result, the Company is currently working with TherapeuticsMD on resolution of this issue. In September 2024, the Company filed an application for a new name – PHEXX – which was approved by the FDA in April 2025. In accordance with ASC 450, the Company has accrued the present value of the probable settlement amounts remaining payable over the next several years, which was $0.4 million as of both March 31, 2026 and December 31, 2025, as a component of contingent liabilities in the condensed consolidated balance sheets.

As of March 31, 2026, the Company has received multiple letters from purported Company stockholders demanding that the Company’s board of directors take action on behalf of the Company to remedy allegations regarding the Company’s disclosures to shareholders with respect to various alleged omissions of material information in both its preliminary proxy statement filed September 23, 2024 and definitive proxy statement filed September 8, 2025 relating to the A&R Merger Agreement, as amended, and demands made under Section 220 of the DGCL for books and records related to the transaction and disclosures in the proxy statement. The Company believes all such demands are without merit.

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

On September 27, 2024, Future Pak, LLC, as agent for the purchasers (in such capacity, the Future Pak Designated Agent) provided a Notice of Event of Default and Reservation of Rights (the Notice of Default) relating to the Baker Bros. Purchase Agreement, as amended, by and among the Company, Designated Agent, as certain guarantors, and the purchasers. The Notice of Default claims that by entering into arrangements to repay certain existing obligations, including obligations owed to the U.S. Department of Health and Human Services, an Event of Default has occurred under Section 9.1(e) of the Baker Bros. Purchase Agreement. According to the Notice of Default, the Future Pak Designated Agent has accelerated repayment of the outstanding principal balance owed by the Company under the Baker Bros. Purchase Agreement. If all purchasers exercise the Section 5.7 Option, the repurchase price would be equal to $106.8 million.

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

On November 8, 2024, the Future Pak Designated Agent sent an amended and supplemented notice to the Notices (the Third Amended Notice of Default) which adds new claims of default based on (i) the Company’s failure to maintain a cash position of $1.0 million or greater, as required under Section 5(b) of the Forbearance Agreement (ii) the Company’s failure to deliver financial and operating reports in accordance with the timeline required under the Section 8.1(n) of the Baker Bros. Purchase Agreement, and (iii) to clarify the outstanding balance under the notes of the Baker Bros. Purchase Agreement plus all accrued and unpaid interest thereon, in the sum of approximately $107.0 million as opposed to the Repurchase Price as defined in the Fourth Amendment.

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

Because the USPTO had granted multiple OGIEs to Rush University, between the date of the original PTE application (July 2020) and the final OGIE expiration (March 2025), the Company determined it was probable that the PTE extending the expiration to March 6, 2026 would be granted. Therefore, the Company accrued a total of $2.8 million related to the Rush Royalty as a contingent liability after the Original Expiration Date in accordance with ASC 450, of which $0.9 million was paid in good faith and $1.9 million was unpaid and was included in accrued expenses in the condensed consolidated balance sheet as of December 31, 2024.

During the first quarter of 2025, the Company’s legal counsel ascertained that no further OGIEs were granted after March 6, 2025 and the PTE had also still not been granted. The Company discontinued accruing the Rush Royalty since, based on the new information, the Company deemed it remote that the PTE would ultimately be granted. Amounts previously accrued under the rush License Agreement were still being assessed at that time and as such, no adjustments were made. No royalty costs were recorded for the three months ended March 31, 2026 or 2025.

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

Other Contractual Commitments

In November 2019, the Company entered into a supply and manufacturing agreement with a third-party to manufacture PHEXX, with potential to manufacture other product candidates, in accordance with all applicable current good manufacturing practice regulations. There were approximately $0.9 million and $0.8 million in purchases under the supply and manufacturing agreement for the three months ended March 31, 2026 and 2025, respectively.

8. Convertible and Redeemable Preferred Stock and Stockholders’ Deficit

Warrants

In April and June 2020, pursuant to the Baker Bros. Purchase Agreement, as discussed in Note 4 – Debt, the Company issued warrants to purchase up to 2,731 shares of Common Stock in a private placement at an exercise price of $4,575 per share. The Second Baker Amendment provides that the exercise price of the Baker Warrants will equal the conversion price of the Baker Notes. The exercise price of the Baker warrants was $0.0154 per share as of March 31, 2026.

In May 2022, the Company completed an underwritten public offering (the May 2022 Public Offering) which included the issuance of common warrants to purchase 362,640 shares of Common Stock at a price to the public of $93.75 and the issuance of common warrants to purchase 205,360 shares of Common Stock at a price to the public of $93.63 (the May 2022 Common Stock Warrants). The May 2022 Common Stock Warrants were exercisable beginning on May 24, 2022 and have a five-year term. Due to features in the May 2022 Common Stock Warrants, including dilution adjustments requiring strike price resets, additional warrants have been periodically issued as required in the warrant agreements. As of March 31, 2026 there were 894,194 May 2022 Common Stock Warrants outstanding with an exercise price of $0.0154.

In June 2022, as required by the Second Baker Amendment, the Company issued the June 2022 Baker Warrants to purchase up to 582,886 shares of the Company’s Common Stock. The June 2022 Baker Warrants have an exercise price of $93.75 per share and a five-year term and were exercisable beginning June 28, 2022. The June 2022 Baker Warrants also contain customary 4.99% and 19.99% limitations on exercise provisions. The exercise price and number of shares issuable upon exercise of the June 2022 Baker Warrants is subject to adjustment for certain dilutive issuances, stock splits and similar recapitalization transactions. The exercise price of these warrants was $0.0154 per share as of March 31, 2026.

In February, March, April, July, August, and September 2023, pursuant to the Exchanged SSNs as discussed in Note 4 – Debt, the Company issued warrants to purchase up to 1,152,122 shares of the Company’s Common Stock at an exercise price of $2.50 per share, up to 2,615,383 shares of the Company’s Common Stock at an exercise price of $1.25 per share, and up to 22,189,349 shares of the Company’s Common Stock at an exercise price of $0.13 per share. The exercise price of these warrants was $0.0154 per share as of March 31, 2026.

As of March 31, 2026, warrants to purchase up to 263,062,097 shares of the Company’s Common Stock remain outstanding at a weighted average exercise price of $0.18 per share. In accordance with ASC 815, the warrants are classified as equity instruments as of both March 31, 2026 and December 31, 2025. During the first quarter of 2024, the Company obtained waivers from a majority of the convertible instrument holders, removing the requirement for shares to be reserved for conversion of their instruments, which will prevent the instruments from needing to be liability classified due to an insufficient number of authorized shares going forward. The Company will continue to re-evaluate the classification of its warrants at the close of each reporting period to determine the proper balance sheet classification for them. These warrants are summarized below:

Type of Warrants	Underlying Common Stock to be Purchased	Exercise Price	Issue Date	Exercise Period
Common Warrants	888	$11,962.50	April 11, 2019	October 11, 2019 to April 11, 2026
Common Warrants	1,480	$11,962.50	June 10, 2019	December 10, 2019 to June 10, 2026
Common Warrants	8,003	$735.00	January 13, 2022	March 1, 2022 to March 1, 2027
Common Warrants	8,303	$897.56	March 1, 2022	March 1, 2022 to March 1, 2027
Common Warrants	6,666	$309.56	May 4, 2022	May 4, 2022 to May 4, 2027
Common Warrants	894,194	$0.0154	May 24, 2022	May 24, 2022 to May 24, 2027
Common Warrants	582,886	$0.0154	June 28, 2022	May 24, 2022 to June 28, 2027
Common Warrants	49,227	$0.0154	December 21, 2022	December 21, 2022 to December 21, 2027
Common Warrants	130,461	$0.0154	February 17, 2023	February 17, 2023 to February 17, 2028
Common Warrants	258,584	$0.0154	March 20, 2023	March 20, 2023 to March 20, 2028
Common Warrants	369,231	$0.0154	April 5, 2023	April 5, 2023 to April 5, 2028
Common Warrants	349,463	$0.0154	July 3, 2023	July 3, 2023 to July 3, 2028
Common Warrants	615,384	$0.0154	August 4, 2023	August 4, 2023 to August 4, 2028
Common Warrants	12,721,893	$0.0154	September 27, 2023	September 27, 2023 to September 27, 2028
Common Warrants	149,850,150	$0.0154	April 8, 2025	April 8, 2025 to April 8, 2030
Common Warrants	92,407,592	$0.0154	June 26, 2025	June 26, 2025 to June 26, 2030
Prefunded Common Warrants	4,807,692	$0.0010	September 27, 2023	September 27, 2023 to September 27, 2028
Total	263,062,097

Preferred Stock

Effective December 15, 2021, the Company amended and restated its certificate of incorporation, under which the Company is currently authorized to issue up to 5,000,000 shares of preferred stock. The certificate of incorporation was further amended several times, most recently on August 22, 2025 in order to authorize various series of convertible and redeemable preferred stock; authorized series currently include convertible and redeemable preferred stock designated for Series B-1 and B-2, Series C, Series E-1, Series F-1, Series G-1, and nonconvertible and redeemable preferred stock (Series D), par value $0.0001 per share.

Convertible and Redeemable Preferred Stock

On August 7, 2023, the Company filed a Certificate of Designation of Series E-1 Convertible Preferred Stock (E-1 Certificate of Designation), par value $0.0001 per share (the Series E-1 Shares). On June 30, 2025, the holders of a majority of issued and outstanding shares of the Series E-1 Shares approved by written consent in lieu of a meeting the Amended and Restated Certificate of Designations of Series E-1 Convertible Preferred Stock (the A&R E-1 Certificate of Designations). The Company’s Board of Directors also approved the A&R E-1 Certificate of Designations on June 30, 2025. The A&R E-1 Certificate of Designations increases the number of total authorized shares from 2,300 to 10,000 in order to authorize a sufficient number of shares for the payment of dividends in kind in the form of additional shares of Series E-1 Shares and update certain definitions. The A&R E-1 Certificate of Designations became effective on September 30, 2025. The Series E-1 Shares are convertible into shares of Common Stock at a conversion price of $0.40 per share, as adjusted, and are both counted toward quorum on the basis of and have voting rights equal to the number of shares of Common Stock into which the Series E-1 Shares are then convertible. The Series E-1 Shares are senior to all Common Stock with respect to preferences as to dividends, distributions, and payments upon a dissolution event. In the event of a liquidation event, the Series E-1 Shares are entitled to receive an amount per share equal to the Black Scholes Value as of the liquidation event plus the greater of 125% of the conversion amount (as defined in the Certificate of Designation) and the amount the holder of the Series E-1 Shares would receive if the shares were converted into Common Stock immediately prior to the liquidation event. If the funds available for liquidation are insufficient to pay the full amount due to the holders of the Series E-1 Shares, each holder will receive a percentage payout. The Series E-1 Shares were entitled to dividends at a rate of 10% per annum (which increased as per the provision below as of April 1, 2025) or 12% upon a triggering event. On the 18-month anniversary of the initial issuance date for the Series E-1 convertible preferred stock, the dividend rate increased by 30% and will increase another 30% on the first day of each subsequent quarter until no E-1 Shares remain outstanding. Dividends are payable in shares of Common Stock and may, at the Company’s election, be capitalized and added to the outstanding balance of Series E-1 Shares monthly. The Series E-1 Shares also have a provision that allows them to be converted to Common Stock at a conversion rate equal to the Alternate Conversion Price (as defined in the Certificate of Designation) times the number of shares subject to conversion times the 25% redemption premium in the event of a Triggering Event (as defined in the Certificate of Designation) such as in a liquidation event. The Series E-1 Shares are mandatorily redeemable in the event of bankruptcy. Series E-1 Shares rank higher than all shares of the Company’s Common Stock and Series F-1 Shares (defined below) with respect to the preferences as to dividends and any distributions and payments upon the liquidation, dissolution, and winding up of the Company.

On August 7, 2023, certain investors party to the Exchanged SSNs exchanged $1.8 million total in principal and accrued interest under the outstanding convertible promissory notes for 1,800 shares of Series E-1 Shares (the August 2023 Preferred Stock Transaction). Per the Series E-1 Convertible Preferred Stock Certificate of Designation, the conversion rate can also be adjusted in several future circumstances, such as on certain dates after the exchange date and upon the issuance of additional convertible securities with a lower conversion rate or in the instance of a Triggering Event. As such, the conversion price has been adjusted several times and was $0.0154 as of March 31, 2026. The Series E-1 Shares are classified as mezzanine equity within the condensed consolidated balance sheets in accordance with ASC 480 because of a fixed 25% redemption premium upon a Triggering Event and no mandatory redemption feature. During each of the three months ended March 31, 2026 and 2025, an immaterial deemed dividend was recorded as an increase to the Series E-1 Shares outstanding.

On December 11, 2023, the Company filed a Certificate of Designation of Series F-1 Convertible Preferred Stock (F-1 Certificate of Designation), par value $0.0001 per share (the Series F-1 Shares). An aggregate of 95,000 shares was authorized. The Series F-1 Shares are convertible into shares of Common Stock at a conversion price of $0.0635 per share, as adjusted and do not have the right to vote on any matters presented to the holders of the Company’s Common Stock. The Series F-1 Shares are senior to all Common Stock and subordinate to the Series E-1 Shares and Series G-1 Shares with respect to preferences as to distributions and payments upon a dissolution event. In the event of a liquidation event, the Series F-1 Shares are entitled to receive an amount per share equal to the Black Scholes Value as of the liquidation event plus the greater of 125% of the conversion amount (as defined in the F-1 Certificate of Designation) and the amount the holder of the Series F-1 Shares would receive if the shares were converted into Common Stock immediately prior to the liquidation event. If the funds available for liquidation are insufficient to pay the full amount due to the holders of the Series F-1 Shares, each holder will receive a percentage payout. The Series F-1 Shares are not entitled to dividends. The Series F-1 Shares also have a provision that allows them to be converted to Common Stock at a conversion rate equal to the Alternate Conversion Price (as defined in the F-1 Certificate of Designation) times the number of shares subject to conversion times the 25% redemption premium in the event of a Triggering Event (as defined in the F-1 Certificate of Designation) such as in a liquidation event. The Series F-1 Shares are mandatorily redeemable in the event of bankruptcy. In June 2024, the Required Holders, as defined in the F-1 Certificate of Designation, approved an amended and restated certificate of designation (the Amended F-1 Certificate of Designation) to the Company’s certificate of designation designating the rights, preferences, and limitations of the Company’s Series F-1 Shares. Series F-1 Shares rank higher than all shares of the Company’s Common Stock with respect to the preferences as to dividends and any distributions and payments upon the liquidation, dissolution, and winding up of the Company. The Amended F-1 Certificate of Designation provides for the removal of the conversion price adjustment provisions previously included and changed the conversion price to $0.0154.

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

During the second half of 2024, as part of the funding requirement by Aditxt pursuant to the A&R Merger Agreement, the Company issued a total of 4,000 Series F-1 Shares to Aditxt for an aggregate purchase price of $4.0 million. Additionally, Aditxt also paid the Company $1.0 million in May 2024 in conjunction with signing the Reinstatement and Fourth Amendment to the Merger Agreement. The 4,000 Series F-1 Shares were recorded at fair value with the variance between the immaterial fair value and the total $5.0 million cash received being recorded as additional paid-in-capital in the condensed consolidated balance sheet. As discussed in Note 7 – Commitments and Contingencies, Aditxt currently holds all outstanding Series F-1 Shares. Accordingly, transactions related to the Series F-1 Preferred Stock are considered related-party transactions under ASC 850.

On August 22, 2025, the Company filed a Certificate of Designations creating the Series G-1 Preferred Stock (G-1 Certificate of Designations) (the Series G-1 Shares). The Company’s Board of Directors approved the G-1 Certificate of Designations on August 22, 2025 and the G-1 Certificate of Designations became effective upon filing with the State of Delaware on the same day. Subsequently on August 22, 2025, the Company entered into Exchange Agreements with certain investors (the G-1 Investors) providing for the exchange of certain Exchanged SSNs and a portion of the Adjuvant Notes due in the aggregate original principal and accrued interest amount of approximately $1.6 million into an aggregate 1,573 shares of Series G-1 Shares (collectively, the G-1 Offering). The Series G-1 Shares entitles the holder thereof to vote together with the common shareholders as a single class and to cast that number of votes per share as is equal to the number of shares of Common Stock into which it is then convertible. Each of the Series G-1 Shares has a stated value of $1,000 per share and is convertible into shares of Common Stock at a rate determined by dividing (i) the stated value of such Series G-1 Shares plus any declared and unpaid dividends on such shares by (ii) the conversion price of $0.0154 per share, subject to adjustment as provided in the Certificate of Designations. The Certificate of Designations also provides that in the event of certain Triggering Events (as defined below), any holder may, at any time, convert any or all of such holder’s Series G-1 Shares at a conversion rate equal to the product of (i) the Alternate Conversion Price (as defined below) and (ii) the quotient of (x) the 25% redemption premium multiplied by (y) the amount of Series G-1 Shares subject to such conversion. Triggering Events include, among others, (i) a failure to timely deliver shares of Common Stock, upon a conversion, (ii) a suspension of trading or the failure to be traded or listed on an eligible market for five consecutive days or more, (iii) the failure to pay any dividend to the holders of Series G-1 Shares when required, (iv) the failure to remove restrictive legends when required, (v) proceedings for a bankruptcy, insolvency, reorganization or liquidation, which are not dismissed with 30 days, (vi) commencement of a voluntary bankruptcy proceeding, and (vii) final judgments against the Company for the payment of money in excess of $0.1 million. Alternate Conversion Price means the lowest of (i) the applicable conversion price then in effect, (ii) 80% of the VWAP of the Common Stock on the trading day immediately preceding the delivery of the applicable conversion notice, (iii) 80% of the VWAP of the Common Stock on the trading day of the delivery of the applicable conversion notice and (iv) 80% of the price computed as the quotient of (I) the sum of the VWAP of the Common Stock for each of the three (3) trading days with the lowest VWAP of the Common Stock during the fifteen (15) consecutive trading day period ending and including the trading day immediately preceding the delivery of the applicable conversion notice, divided by (II) three (3). Each holder of Series G-1 Shares is entitled to receive dividends at a rate of 8% per annum, paid in the form of Common Stock or paid-in-kind as additional shares of Series G-1 Shares, at the Company’s discretion (the Series G-1 Dividends) payable to the holders of the Series G-1 Shares on a monthly basis.

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

In connection with issuances of the Exchanged SSNs, during the three months ended March 31, 2025, the Company increased the number of outstanding Purchase Rights by 1,145,333,158, due to the reset of their exercise price. This was recorded as a loss on issuance of financial instruments as an immaterial amount in the condensed consolidated statement of operations. No such exercise price reset occurred during the three months ended March 31, 2026. The exercise price will be further adjusted if any other convertible instruments have price resets. No Purchase Rights were exercised in the three months ended March 31, 2026 or 2025. As of March 31, 2026, Purchase Rights to receive 1,505,819,328 shares of the Company’s Common Stock remained outstanding.

Common Stock Reserved for Future Issuance

Common Stock reserved for future issuance is as follows in common equivalent shares as of March 31, 2026:

Common Stock issuable upon the exercise of stock options outstanding	3,324
Common Stock issuable upon the exercise of Common Stock warrants	10,595,016
Common Stock available for future issuance under the 2019 ESPP	509
Common Stock available for future issuance under the Inducement Plan	609
Common Stock available for future issuance under the 2025 Plan	55,067,437
Common Stock reserved for the exercise of purchase rights	741,490,642
Common Stock reserved for the conversion of convertible notes	438,939,639
Common Stock reserved for the conversion of series E-1 preferred stock	46,689,005
Common Stock reserved for the conversion of series G-1 preferred stock	101,343,389
Total Common Stock reserved for future issuance(1)	1,394,129,570

(1)	The potentially dilutive securities in Note 2 – Summary of Significant Accounting Policies includes all potentially dilutive securities that are not included in the diluted net income (loss) per share as per U.S. GAAP, whereas the total Common Stock reserved for future issuance in the table above includes the shares that must legally be reserved based on the applicable instruments’ agreements.

9. Stock-based Compensation

Equity Incentive Plans

No equity awards were issued in either period presented. The following table summarizes stock-based compensation expense related to stock options granted to employees, non-employee directors and consultants included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2026	2025

Research and development	$-	$1
Selling and marketing	1	3
General and administrative	14	66
Total	$15	$70

Stock Options

There were no stock options granted during the three months ended March 31, 2026 or 2025. As of March 31, 2026, there was no unrecognized stock-based compensation expense for employee stock options.

10. Subsequent Events

The Company’s management has evaluated subsequent events after the unaudited consolidated balance sheet dated as of March 31, 2026, through the date of filing of this Quarterly Report. Based upon the evaluation, management has determined that, other than as disclosed herein, no subsequent events have occurred that would require recognition in the accompanying condensed consolidated financial statements or disclosure in the notes thereto.

Amendment of Adjuvant Notes

On April 10, 2026, the Company and the Adjuvant Purchasers entered into a fourth amendment to the Adjuvant Purchase Agreement (the Adjuvant Fourth Amendment). The Adjuvant Fourth Amendment amends certain provisions including updating the date that the Adjuvant Notes will be payable in full to the earlier of (a) six months after April 10, 2026, (b) at the election of Adjuvant, upon a Change of Control (as defined in the Adjuvant Purchase Agreement), and (c) the date of any acceleration of the Adjuvant Notes in accordance with Section 8 (the maturity date, as defined in the Adjuvant Purchase Agreement). The Adjuvant Notes may not be prepaid prior to October 10, 2026 without prior written consent of the Adjuvant Purchasers.

Distributorship Agreement

On April 24, 2026, the Company entered into a Distributorship Agreement with Clovis Davis Pharmaceuticals, Inc. for distribution of SOLOSEC in sub-Saharan Africa.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The terms “we,” “us,” “our,” “Evofem” or the “Company” refer collectively to Evofem Biosciences, Inc. and its wholly-owned subsidiaries, unless otherwise stated. All information presented in this quarterly report on Form 10-Q (Quarterly Report) is based on our fiscal year. Unless otherwise stated, references to particular years, quarters, months, or periods refer to our fiscal years ending December 31 and the associated quarters, months, and periods of those fiscal years.

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

Approved by the FDA on May 22, 2020, PHEXX is the first and only non-hormonal prescription contraceptive gel. It is locally acting, with no systemic activity, and used on-demand by women only when they have sex. Because PHEXX is a non-hormonal contraceptive, it is not associated with side effects of exogenous hormone use. In some women, these side effects may include depression, weight gain, headaches, loss of libido, mood swings and irritability. Taking hormones may not be right for some women, especially those with certain medical conditions, including clotting disorders hormone-sensitive cancer, diabetes, or a BMI over 30, or those who are breast feeding or who smoke. Per the National Center for Health Statistics (NCHS), more than 15.9 million women in the U.S. who will not use a hormonal contraceptive.2

Evofem has delivered PHEXX net sales growth in each consecutive year since it was launched in September 2020. Key growth drivers for 2026 include social media campaigns, participation in strategic medical conferences, and initiatives to expand use of PHEXX in women who take oral birth control pills in conjunction with GLP-1 prescription medications like Mounjaro and Zepbound for weight loss. These drugs may make oral birth control pills less effective at certain points in the dosing schedule. Per the products’ USPIs, prescribers are instructed to “advise patients using oral contraceptives to switch to a non-oral contraceptive method or add a barrier method” to prevent unintended pregnancy during these times.

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

We licensed exclusive commercial rights for PHEXX in MENA to Pharma 1 Drug Store, an emerging Emirati health care company. Under the License and Supply Agreement dated on July 17, 2024, as amended on May 3, 2025, the licensed territory includes the UAE, Kuwait, Saudi Arabia, Qatar, Oman, and Jordan, with potential to expand into 15 other countries in the region. Pharma 1 is responsible for obtaining and maintaining any regulatory approvals required to market and sell PHEXX, and will handle all aspects of distribution, sales and marketing, pharmacovigilance and all other commercial functions in these countries. Evofem will supply product to Pharma 1 at cost-plus. Pharma 1 filed for regulatory approval of PHEXX in the UAE in June 2025. The Emirates Drug Establishment issued favorable pricing certificates for PHEXX in late 2025.

2 Daniels K and Abma J. Current Contraceptive Status Among Females Ages 15–49: United States, 2022–2023. NCHS Data Brief No. 539. August 2025. Data table for Figure 1, sourced from National Survey of Family Growth (NSFG) 2022–2023. https://www.cdc.gov/nchs/data/databriefs/db539.pdf

The Company licensed commercial rights for SOLOSEC in MENA to Pharma 1 on May 19, 2025. Under this agreement, the licensed territory includes the UAE, Kuwait, Saudi Arabia, Qatar, Oman, and Jordan, with potential to expand into 15 other countries in the region. Pharma 1 is responsible for obtaining and maintaining any regulatory approvals required to market and sell SOLOSEC, and will handle all aspects of distribution, sales and marketing, pharmacovigilance and all other commercial functions in these countries. Evofem will supply product to Pharma 1 at a specified cost per unit. Pharma 1 filed for regulatory approval of SOLOSEC in the UAE in September 2025.

In April 2026, we entered into a Distributorship Agreement with Clovis Davis Pharmaceuticals, Inc. for distribution of SOLOSEC in sub-Saharan Africa.

Under the 2020 Global Health Agreement with Adjuvant Capital, the Company submitted marketing applications for PHEXX under the trademark Femidence™ in Nigeria, Ethiopia, and Ghana. Femidence was approved in Nigeria on October 6, 2022, by the National Agency for Food and Drug Administration and Control. In October 2021, the Company submitted Femidence for approval in Mexico. The Company has not allocated resources to follow up with these regulatory bodies or advance commercialization in Nigeria due to fiscal constraints since October 2022.

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

Recent Developments

Amendment to Securities Purchase Agreement

On April 10, 2026 we entered into a fourth amendment (the Fourth Amendment) to the Securities Purchase Agreement dated as of October 14, 2020, as amended, pursuant to which Adjuvant purchased from the Company certain convertible promissory notes (the Adjuvant Notes) with the Adjuvant Purchasers. The Fourth Amendment amends certain provisions within the Securities Purchase Agreement including updating the date that the Adjuvant Notes will be payable in full to the earlier of (a) six months after April 10, 2026 (b) at the election of Adjuvant, the date of a consummation of a Change of Control (as defined in the Securities Purchase Agreement), and (c) the date of any acceleration of the Notes in accordance with Section 8 (the Maturity Date, as per the Securities Purchase Agreement). The Adjuvant Notes may not be prepaid prior to the date that is six months after April 10, 2026 without prior written consent of Adjuvant.

Distributorship Agreement in Sub-Saharan Africa

On April 24, 2026, we entered into an exclusive distributorship agreement with Clovis Davis Pharmaceuticals, LLC., a Delaware Limited Liability Company (Clovis Davis) to commercialize SOLOSEC in Sub-Saharan Africa (the Territory) for a period of five years commencing on April 24, 2026. Under the distributorship agreement, Clovis Davis will lead the distribution, promotion, marketing, and sales of SOLOSEC within the Territory. Local regulatory filings for approval of SOLOSEC will be based on Evofem’s registration dossier submitted and approved by the FDA.

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

Our comprehensive commercial strategy for PHEXX includes marketing and product awareness campaigns targeting HCPs and women of reproductive potential in the U.S., including the approximately 15.9 million women who are not using hormonal contraception and the approximately 10.3 million women who are using a short-acting hormonal contraceptive, some of whom, particularly oral birth control pill users, may be ready to move to an FDA-approved, non-invasive, non-systemic hormone-free contraceptive, as well as certain identified target HCP segments.3 In addition to marketing and product awareness campaigns, our commercial strategy includes payer outreach and execution of our consumer digital and media strategy.

3 Daniels K and Abma J. Current Contraceptive Status Among Females Ages 15–49: United States, 2022–2023. NCHS Data Brief No. 539. August 2025. Data table for Figure 1, sourced from National Survey of Family Growth (NSFG) 2022–2023. https://www.cdc.gov/nchs/data/databriefs/db539.pdf

Key growth drivers for 2026 include social media campaigns, participation in strategic medical conferences, and initiatives to expand use of PHEXX in women who take oral birth control pills in conjunction with GLP-1 prescription medications like Mounjaro and Zepbound for weight loss. These drugs may make oral birth control pills less effective at certain points in the dosing schedule. Per the USPI, prescribers are instructed to “advise patients using oral contraceptives to switch to a non-oral contraceptive method or add a barrier method” to prevent unintended pregnancy during these times.

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

We also participate in government programs, including the 340B and the Medicaid Drug Rebate Program. As a result of our participation in the Medicaid National Drug Rebate Program, the U.S. Medicaid population gained access to PHEXX on January 1, 2021. As of January 2026, Medicaid provides health coverage to approximately 68.0 million members; nearly two-thirds of adult women enrolled in Medicaid are in their reproductive years (19-44). Additionally, we began participating in a 340B Group Purchasing Organization (GPO) that serves safety-net clinics throughout the U.S. in June 2024. This GPO has over 6,500 members, which expands our reach among safety-net providers.

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

Financial Operations Overview

Net Product Sales

Our revenue recognition is based on unit shipments to our customers, which consist of wholesale distributors, retail pharmacies, telehealth companies, and mail-order specialty pharmacies. We have recognized net product sales in the U.S. since the commercial launch of PHEXX in September 2020; SOLOSEC net product sales were added to our revenue beginning in July 2024. Gross revenues, as discussed in Note 3 - Revenue, are adjusted for variable consideration, including our patient support programs.

Cost of Goods Sold

Inventory costs include all purchased materials, direct labor, and manufacturing overhead. We are obligated to pay quarterly royalties under the SOLOSEC Asset Purchase Agreement dated July 14, 2024; this royalty is based on a percentage of SOLOSEC net sales in the U.S., adjusted for co-pay program costs. There are no minimum quarterly or annual royalty amounts. Such royalty costs were less than $0.1 million for each of the three months ended March 31, 2026 and 2025.

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

Results of Operations

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025 (in thousands):

Net Product Sales

	Three Months Ended March 31,		2026 vs. 2025
	2026	2025	$ Change	% Change

Product sales, net	$899	$845	$54	6%

The increase in product sales, net, primarily reflects the increase in WAC for PHEXX as well as increased product sales, net, related to SOLOSEC due to an increase in both unit sales and WAC. The increases were partially offset by a decrease in the PHEXX sales volume in the current period due to the significant amount of PHEXX purchases by wholesalers in December 2025 ahead of the January 2026 price increase.

Cost of Goods Sold

	Three Months Ended March 31,		2026 vs. 2025
	2026	2025	$ Change	% Change

Cost of goods sold	$410	$365	$45	12%

The increase in cost of goods sold was primarily due to the write-off in the current quarter of $0.2 million of expired raw materials held by the Company’s PHEXX manufacturer, partially offset by the reduced units sold in the current quarter.

Amortization of Intangible Asset

	Three Months Ended March 31,		2026 vs. 2024
	2026	2025	$ Change	% Change

Amortization of intangible asset	$75	$223	$(148)	(66)%

The decrease in amortization of intangible asset primarily reflects the decrease in value of the SOLOSEC intangible asset in 2025 based on the quarterly valuations of the related contingent liabilities. As the asset value decreases, the quarterly amortization also decreases.

Research and Development Expenses

	Three Months Ended March 31,		2026 vs. 2025
	2026	2025	$ Change	% Change

Research and development, net	$518	$(5,035)	$5,553	110%

During the three months ended March 31, 2025, the Company settled a portion of its trade payables with numerous vendors, which resulted in a one-time $5.6 million reduction in research and development expenses; such settlement did not recur in the current quarter.

Selling and Marketing Expenses

	Three Months Ended March 31,		2026 vs. 2025
	2026	2025	$ Change	% Change

Selling and marketing	$2,093	$2,600	$(507)	(20)%

The decrease in selling and marketing expenses was primarily due to a $0.2 million decrease in personnel costs and a $0.2 million decrease in distribution costs related to the termination of a commercial services agreement to better align resources with core business priorities, and a $0.1 million decrease related to travel and other expense.

General and Administrative Expenses

	Three Months Ended March 31,		2026 vs. 2025
	2026	2025	$ Change	% Change

General and administrative	$2,372	$2,365	$7	0%

General and administrative expenses were materially unchanged from the prior year.

Total other income (expense), net

	Three Months Ended March 31,		2026 vs. 2025
	2026	2025	$ Change	% Change

Total other income (expense), net	$(897)	$629	$(1,526)	(243)%

Total other income (expense), net, for the three months ended March 31, 2026 primarily included a loss of $0.2 million related to the change in fair value of financial instruments and $0.7 million of interest expense primarily related to the Adjuvant Note.

Total other income, net, for the three months ended March 31, 2025 primarily included a gain of $1.2 million related to the change in fair value of financial instruments partially offset by $0.6 million of interest expense related primarily to the Adjuvant Note.

Liquidity and Capital Resources

Overview

As of March 31, 2026, we had a working capital deficit of $72.7 million and an accumulated deficit of $902.9 million. We have financed our operations to date primarily through the issuance of preferred stock, common stock, warrants and convertible and term notes; cash received from private placement transactions; and, to a lesser extent, product sales. As of March 31, 2026, we had approximately $2.4 million in cash and cash equivalents, including $0.9 million of restricted cash equivalents available for use as prescribed in the Adjuvant Notes (as defined in Note 4 - Debt). Our cash and cash equivalents include amounts held in checking accounts. Management believes that the Company’s cash and cash equivalents as of March 31, 2026 are insufficient to fund operations for at least the next 12 months from the date on which this Quarterly Report on Form 10-Q is filed with the SEC.

Since inception, we have regularly incurred losses and negative cash flows from operating activities. In 2025, we focused on further improving and increasing PHEXX and SOLOSEC access and delivered our fifth consecutive year of net sales growth. We have restructured some of our trade payables with extended terms and implemented measures to better align our cost structure with projected revenues.

In 2026, we will continue to focus on top-line growth and while maintaining a lean operating structure. We will continue to explore opportunities for Nasdaq listing of our Common Stock and other strategic options, organic growth, entry into new markets, and potential expansion of our product offerings beyond PHEXX and SOLOSEC.

As of March 31, 2026 the Company’s significant commitments include the Baker Notes, Adjuvant Notes, SSNs, and Aditxt Notes as described in Note 4 - Debt and the potential settlement amount with TherapeuticsMD as described in Note 7 - Commitments and Contingencies. The purpose of these commitments is to further the commercialization of PHEXX and SOLOSEC. Management’s plans to meet the Company’s cash flow needs in the next 12 months include generating revenue from the sale of PHEXX and SOLOSEC, further restructuring of the Company’s current payables, and obtaining additional funding through means such as the issuance of its capital stock, non-dilutive or dilutive financings, or through collaborations or partnerships with other companies, including license agreements for PHEXX and/or SOLOSEC in the U.S. or foreign markets, or other potential business combinations.

If the Company is not able to obtain the required funding through a significant increase in revenue, equity or debt financings, license agreements for our products in the U.S. or foreign markets, or other means, or is unable to obtain funding on terms favorable to the Company, there will be a material adverse effect on commercialization and development operations and the Company’s ability to execute its strategic development plan for future growth. If the Company cannot successfully raise additional funding and implement its strategic development plan, the Company may be forced to make further reductions in spending, including spending in connection with its commercialization activities, extend payment terms with suppliers, liquidate assets where possible at a potentially lower amount than as recorded in the interim condensed consolidated financial statements, suspend, or curtail planned operations, or cease operations entirely. Any of these could materially and adversely affect the Company’s liquidity, financial condition and business prospects, and the Company would not be able to continue as a going concern. The Company has concluded that these circumstances and the uncertainties associated with the Company’s ability to obtain additional equity or debt financing on terms that are favorable to the Company, or at all, and otherwise succeed in its future operations raise substantial doubt about the Company’s ability to continue as a going concern.

If we are unable to continue as a going concern, we may have to liquidate our assets and, in doing so, we may receive less than the value at which those assets are carried on our consolidated financial statements. Any of these developments would materially and adversely affect the price of our stock and the value of an investment in our stock. As a result, our interim condensed consolidated financial statements include explanatory disclosures expressing substantial doubt about our ability to continue as a going concern.

The opinion of our independent registered public accounting firm on our audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024 contained an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Future reports on our consolidated financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. Our unaudited condensed consolidated financial statements as of March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026 and 2025 included in this Quarterly Report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue our operations.

Summary Statement of Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Three Months Ended March 31,		2026 vs. 2025
	2026	2025	$ Change	% Change
Net cash and cash equivalents and net restricted cash and cash equivalents provided by operating activities	$2,301	$560	$1,741	311%
Net cash and cash equivalents and net restricted cash and cash equivalents used in investing activities	(2)	(57)	55	96%
Net cash and cash equivalents and net restricted cash and cash equivalents used in financing activities	(498)	(135)	(363)	(269)%
Net change in cash, cash equivalents and restricted cash	$1,801	$368	$1,433	389%

Cash Flows from Operating Activities. During the three months ended March 31, 2026, the primary source of net cash and cash equivalents and net restricted cash and cash equivalents in operating activities was the decrease in trade accounts receivable of $11.9 million, partially offset by decreases in accrued expenses and other liabilities of $1.6 million, accounts payable of $1.6 million, and accrued compensation of $1.1 million as well as an increase in prepaid and other current assets of $0.1 million and the purchase of inventory of $0.8 million. The net loss of $5.5 million plus $1.2 million net adjustments to reconcile net loss to net cash and cash equivalents and net restricted cash and cash equivalents provided by operating activities also offset the cash provided.

During the three months ended March 31, 2025, the primary source of net cash and cash equivalents and net restricted cash and cash equivalents in operating activities was driven by net income of $1.0 million offset by net adjustments to reconcile net income to net cash and cash equivalents and net restricted cash and cash equivalents used in operating activities of $5.7 million. The cash provided was also impacted by increased customer collections of $8.7 million and a decrease in prepaid and other assets of $0.1 million. The cash provided by operating activities was partially offset by payments of trade payables of $1.8 million, inventory purchases of $0.9 million, and payment of accrued compensation of $0.8 million.

Cash Flows from Investing Activities. During the three months ended March 31, 2026, the primary use of net cash and cash equivalents and net restricted cash and cash equivalents was the purchase of computer equipment. During the three months ended March 31, 2025, the primary use of net cash and cash equivalents and net restricted cash and cash equivalents was the payment of amounts related to the acquisition of SOLOSEC which had previously been recorded as accounts payable.

Cash Flows from Financing Activities. During the three months ended both March 31, 2026 and 2025, the primary use of net cash and cash equivalents and net restricted cash and cash equivalents was the payment of short-term debt and notes carried at fair value.

Operating and Capital Expenditure Requirements

Our specific future operating and capital expense requirements are difficult to forecast. However, we can anticipate the general types of expenses and areas in which they might occur. In 2026, while we expect to maintain a lean operating structure at approximately the same level as 2025, should resources become available we may increase marketing spend to catalyze sales growth.

Contractual Obligations and Commitments

Operating Leases

Operating lease right-of-use assets and lease liabilities were $0.2 million each on both March 31, 2026 and December 31, 2025. See Note 7- Commitments and Contingencies for more detailed discussions on leases and financial statements information under ASC 842, Leases.

Other Contractual Commitments

As described in Note 7 - Commitments and Contingencies, in November 2019, the Company entered into a supply and manufacturing agreement with a third-party to manufacture PHEXX, with potential to manufacture other product candidates, in accordance with all applicable current good manufacturing practice regulations. There were approximately $0.9 million and $0.8 million in purchases under the supply and manufacturing agreement for the three months ended March 31, 2026 and 2025, respectively.

As described in Note 7 - Commitments and Contingencies, in prior periods, the Company had commitments related to the SOLOSEC asset acquisition including a commitment to purchase inventory from the seller through November 2026 at a pre-defined unit price; this commitment was terminated on March 13, 2026. The Company remains obligated to pay contingent liabilities and quarterly royalties based on SOLOSEC net revenue over the Earnout Term as described below and in Note 7 - Commitments and Contingencies.

Intellectual Property Rights

As described in Note 7 - Commitments and Contingencies, the Company no longer owes any royalties to Rush University pursuant due to the expiration of the Rush patent.

As described in Note 7 - Commitments and Contingencies, as of July 14, 2024, the Company is obligated to pay a quarterly royalty in amounts equal to a certain percentage of the SOLOSEC U.S. net revenue. There are no minimum quarterly or annual royalty payment amounts. Such royalty costs were less than $0.1 million for each of the three months ended March 31, 2026 and 2025, and no milestones triggering payment of any contingent liabilities were attained. As of March 31, 2026, $0.1 million and $1.1 million related to the future payments related to the SOLOSEC acquisition, including sales-based payments, one-time payment, and quarterly royalty payments, was included in contingent liabilities – current and contingent liabilities – noncurrent, respectively, in the condensed consolidated balance sheet. Such amounts were $0.1 million and $4.6 million, respectively, as of December 31, 2025.

Other Matters

Recently Issued Accounting Pronouncements

For information with respect to recent accounting pronouncements, see Note 2 - Summary of Significant Accounting Policies to our interim condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report.

Critical Accounting Policies

No material changes to the critical accounting policies were disclosed in our Form 10-K for the year ended December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As described in our Annual Report on Form 10-K for the year ended December 31, 2025, we identified material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act is recorded, processed, summarized, and reported as and when required.

Notwithstanding the conclusion by our CEO and CFO that our Disclosure Controls as of March 31, 2026 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described more fully under Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, management believes that the interim condensed consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows as of the date presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

Item 1A. Risk Factors

There have not been any material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 11, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

As of the filing date, the Company does not have any defaults on any Senior Securities which have not already been disclosed in a Form 8-K.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	None.

(b)	None.

(c)	Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, none of our directors or officers entered into, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that were intended to satisfy the affirmative defense conditions of Rule 10b5-1, in each case as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index.

EXHIBIT INDEX

Exhibit			Filed	Incorporated by Reference
No.		Exhibit Title	Herewith	Form	File No.	Date Filed
10.1		Termination Agreement between the Company and Windtree Therapeutics, Inc. dated March 13, 2026		8-K	001-36754	3/19/2026
10.2		Fourth Amendment to Securities Purchase Agreement dated as of April 10, 2026		8-K	001-36754	4/16/2026
10.3		Exclusive Distributorship Agreement dated as of April 24, 2026		8-K	001-36754	4/30/2026
31.1	*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	†	Inline XBRL Instance Document	X
101.SCH	†	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	†	Inline XBRL Definition Linkbase Document	X
101.LAB	†	Inline XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104		Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

*	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation by reference language in such filing.
†	The financial information of Evofem Biosciences, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 filed on May 15, 2026 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Operations, (iv) the Condensed Consolidated Statements of Convertible and Redeemable Preferred Stock and Stockholders’ Deficit, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, is furnished electronically herewith.
^^	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVOFEM BIOSCIENCES, INC.

Date: May 15, 2026	By:	/s/ Ivy Zhang
Ivy Zhang
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

