Form 10-Q
period 2026-06-30
Evofem Biosciences, Inc.
filed 2026-08-14
CIK 1618835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

The number of shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding as of August 12, 2026 was 132,530,081.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value and share data)

	As of
	June 30, 2026	December 31, 2025
Assets
Current assets:
Restricted cash and cash equivalents	$285	$578
Trade accounts receivable, net	2,497	12,480
Inventories	2,155	1,129
Prepaid and other current assets	1,145	1,097
Total current assets	6,082	15,284

Property and equipment, net	412	418
Operating lease right-of-use assets	118	182
Intangible asset, net (Note 7)	869	4,348
Other noncurrent assets	41	42
Total assets	$7,522	$20,274
Liabilities, convertible and redeemable preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$12,150	$13,153
Notes - carried at fair value (Note 4)	18,616	20,097
Notes - carried at fair value - related party (Note 4)	1,219	1,352
Convertible notes - Adjuvant - related party (Note 4)	34,010	32,770
Short-term debt	362	147
Accrued expenses	1,571	1,292
Accrued compensation	2,177	2,587
Operating lease liabilities – current	114	128
Derivative liabilities	6,913	1,006
Contingent liabilities - current (Note 7)	312	272
Other current liabilities	11,171	12,016
Total current liabilities	88,615	84,820
Operating lease liabilities – noncurrent	4	54
Contingent liabilities - noncurrent (Note 7)	1,393	4,837
Total liabilities	90,012	89,711
Commitments and contingencies (Note 7)
Convertible and redeemable preferred stock, $0.0001 par value, senior to Common Stock
Series E-1, F-1 and G-1 convertible and redeemable preferred stock, 10,000, 95,000 and 5,000 shares authorized; 2,836 and 2,412 shares of E-1 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively; 26,280 shares of F-1 issued and outstanding at both June 30, 2026 and December 31, 2025, and 1,592 and 1,618 shares of G-1 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	5,026	4,899
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of both June 30, 2026 and December 31, 2025	-	-
Common Stock, $0.0001 par value; 3,000,000,000 shares authorized; 132,530,081 and 126,685,925 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	13	13
Additional paid-in capital	831,875	831,859
Accumulated other comprehensive loss	(5,385)	(8,818)
Accumulated deficit	(914,019)	(897,390)
Total stockholders’ deficit	(87,516)	(74,336)
Total liabilities, convertible and redeemable preferred stock and stockholders’ deficit	$7,522	$20,274

See accompanying notes to the condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Product sales, net	$2,633	$4,825	$3,532	$5,670

Operating Expenses:
Cost of goods sold	511	755	921	1,120
Amortization of intangible asset	14	107	89	330
Research and development, net	694	746	1,212	(4,289)
Selling and marketing	2,075	2,625	4,168	5,225
General and administrative	1,828	1,843	4,200	4,208
Total operating expenses	5,122	6,076	10,590	6,594
Loss from operations	(2,489)	(1,251)	(7,058)	(924)
Other income (expense):
Interest income	3	2	5	10
Other expense, net	(613)	(662)	(1,350)	(1,262)
Loss on debt extinguishment	(2,192)	-	(2,192)	-
Change in fair value of financial instruments	(5,745)	134	(5,907)	1,355
Total other income (expense), net	(8,547)	(526)	(9,444)	103
Loss before income tax expense	(11,036)	(1,777)	(16,502)	(821)
Income tax benefit (expense)	-	(7)	1	(7)
Net loss	(11,036)	(1,784)	(16,501)	(828)
Convertible and redeemable preferred stock deemed dividends	(108)	(1)	(128)	(4)
Net loss attributable to common stockholders	$(11,144)	$(1,785)	$(16,629)	$(832)
Net loss per share attributable to common stockholders, basic and diluted	$(0.08)	$(0.01)	$(0.12)	$(0.01)
Weighted-average shares used to compute net loss per share attributable to common shareholders, basic and diluted	137,337,773	120,493,716	135,303,619	119,335,317

See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net loss	$(11,036)	$(1,784)	$(16,501)	$(828)
Other comprehensive income (loss):
Change in fair value of financial instruments attributed to credit risk change (Note 4)	(934)	(573)	1,241	74
Reclassification adjustment related to debt extinguishment	2,192	-	2,192	-
Comprehensive loss	$(9,778)	$(2,357)	$(13,068)	$(754)

See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE AND REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands, except share data)

	Series E-1 Convertible and Redeemable Preferred Stock		Series F-1 Convertible and Redeemable Preferred Stock		Series G1 Convertible and Redeemable Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of December 31, 2025	2,412	$2,077	26,280	$2,803	1,618	$19	126,685,925	$13	$831,859	$(8,818)	$(897,390)	$(74,336)
Issuance of Common Stock upon noncash conversion of Series G-1 Shares	-	-	-	-	(90)	(1)	5,844,156	-	1	-	-	1
Stock-based compensation	-	-	-	-	-	-	-	-	15	-	-	15
Change in fair value of financial instruments attributed to credit risk change (Note 4)	-	-	-	-	-	-	-	-	-	2,175	-	2,175
Series E-1 and G-1 Shares dividends	176	17	-	-	33	3	-	-	-	-	(20)	(20)
Net loss	-	-	-	-	-	-	-	-	-	-	(5,465)	(5,465)
Balance as of March 31, 2026	2,588	$2,094	26,280	$2,803	1,561	$21	132,530,081	$13	$831,875	$(6,643)	$(902,875)	$(77,630)
Change in fair value of financial instruments attributed to credit risk change (Note 4)	-	-	-	-	-	-	-	-	-	(934)	-	(934)
Extinguishment of certain Exchanged SSNs	-	-	-	-	-	-	-	-	-	2,192	-	2,192
Series E-1 and G-1 Shares dividends	248	99	-	-	31	9	-	-	-	-	(108)	(108)
Net loss	-	-	-	-	-	-	-	-	-	-	(11,036)	(11,036)
Balance as of June 30, 2026	2,836	$2,193	26,280	$2,803	1,592	$30	132,530,081	$13	$831,875	$(5,385)	$(914,019)	$(87,516)

	Series E-1 Convertible and Redeemable Preferred Stock		Series F-1 Convertible and Redeemable Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of December 31, 2024	2,068	$1,979	26,280	$2,803	113,356,354	$11	$829,026	$(2,630)	$(897,664)	$(71,257)
Stock-based compensation	-	-	-	-	-	-	70	-	-	70
Change in fair value of financial instruments attributed to credit risk change (Note 4)	-	-	-	-	-	-	-	647	-	647
Series E-1 Shares dividends	53	3	-	-	-	-	-	-	(3)	(3)
Net income	-	-	-	-	-	-	-	-	956	956
Balance as of March 31, 2025	2,121	$1,982	26,280	$2,803	113,356,354	$11	$829,096	$(1,983)	$(896,711)	$(69,587)
Issuance of common stock upon noncash exercise of purchase rights	-	-	-	-	5,300,000	1	1	-	-	2
Issuance of Aditxt Notes – Related Party (Note 4)	-	-	-	-	-	-	2,296	-	-	2,296
Stock-based compensation	-	-	-	-	-	-	31	-	-	31
Change in fair value of financial instruments attributed to credit risk change (Note 4)	-	-	-	-	-	-	-	(573)	-	(573)
Series E-1 Shares dividends	179	1	-	-	-	-	-	-	(1)	(1)
Net loss	-	-	-	-	-	-	-	-	(1,784)	(1,784)
Balance as of June 30, 2025	2,300	$1,983	26,280	$2,803	118,656,354	$12	$831,424	$(2,556)	$(898,496)	$(69,616)

See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(16,501)	$(828)
Adjustments to reconcile net loss to net restricted cash and cash equivalents used in operating activities:
Loss on debt extinguishment	2,192	-
Change in fair value of financial instruments	5,907	(1,355)
Inventory write-down for excess & obsolescence	310	178
Loss on contingent liability	119	25
Stock-based compensation	15	101
Depreciation	8	10
Amortization of intangible asset	89	330
Noncash interest expense	1,240	1,165
Noncash right-of-use asset amortization	64	61
Net loss on disposal or impairment of property and equipment	-	20
Gain on accounts payable and accrued expenses settlements	-	(5,607)
Changes in operating assets and liabilities:
Trade accounts receivable	9,983	4,898
Inventories	(1,026)	(507)
Prepaid and other assets	(47)	77
Accounts payable	(1,576)	(709)
Accrued expenses and other liabilities	(1,036)	514
Accrued compensation	(410)	(245)
Contingent liabilities	(106)	(425)
Operating lease liabilities	(64)	(62)
Net restricted cash and cash equivalents used in operating activities	(839)	(2,359)
Cash flows from investing activities:
Payments related to intangible asset acquisition	-	(57)
Purchases of property and equipment	(2)	(2)
Net restricted cash and cash equivalents used in investing activities	(2)	(59)
Cash flows from financing activities:
Proceeds from issuance of Aditxt Notes – Related Party	-	2,425
Borrowings under short-term debt and Notes – carried at fair value	1,068	383
Payments under short-term debt and Notes – carried at fair value	(520)	(383)
Net restricted cash and cash equivalents provided by financing activities	548	2,425
Net change in restricted cash and cash equivalents	(293)	7
Restricted cash and cash equivalents, beginning of period	578	741
Restricted cash and cash equivalents, end of period	$285	$748
Supplemental disclosure of noncash investing and financing activities:
Addition to ROU asset and lease liability due to new leases	$-	$186
Series E-1 Shares and Series G-1 Shares deemed dividends	128	4
Issuance of common stock upon exercise of purchase rights	-	2
Issuance of common stock upon conversion of Series G-1 Shares	1	-
Net decrease in contingent liabilities	3,390	4,529

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

The Company licensed commercial rights to PHEXX and SOLOSEC in the Middle East and North Africa (MENA) to Pharma 1 Drug Store, LLC (Pharma 1), an emerging Emirati health care company, in July 2024 and May 2025, respectively. Pharma 1 filed for regulatory approval of PHEXX in the United Arab Emirates (UAE) in June 2025 and of SOLOSEC in the UAE in September 2025. The Emirates Drug Establishment (EDE) issued favorable pricing certificates for PHEXX in November 2025.

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

1 Daniels K and Abma J. Current Contraceptive Status Among Females Ages 15–49: United States, 2022–2023. NCHS Data Brief No. 539. August 2025. Data table for Figure 1, sourced from National Survey of Family Growth (NSFG) 2022–2023. https://www.cdc.gov/nchs/data/databriefs/db539.pdf

The unaudited interim condensed consolidated financial statements included in this Quarterly Report have been prepared on the same basis as the Company’s audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, cash flows, and statements of convertible and redeemable preferred stock and stockholders’ deficit for the periods presented. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results expected for the full year. The condensed consolidated balance sheet as of December 31, 2025 was derived from the 2025 Audited Financial Statements.

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

The Company’s principal operations are related to the commercialization of PHEXX and, since July 2024, SOLOSEC. Additional activities have included raising capital, identifying alternative manufacturing to lower PHEXX cost of goods sold (COGS), re-establishing the manufacturing / supply chain for SOLOSEC, seeking ex-U.S. licensing partners to add non-dilutive capital to the balance sheet and geographically diversify its revenue streams, seeking product in-licensing/acquisition opportunities to expand and diversify its U.S. revenue streams, and establishing and maintaining a corporate infrastructure to support commercial products. The Company has incurred operating losses and negative cash flows from operating activities since inception, excluding non-recurring accounts payable and accrued expenses settlements, debt extinguishments, and changes in accounting estimates in certain prior periods. As of June 30, 2026, the Company had a working capital deficit of $82.5 million and an accumulated deficit of $914.0 million.

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

Management’s plans to meet its cash flow needs in the next 12 months include generating recurring product revenue from PHEXX and SOLOSEC, earning milestone payments triggered by the achievement of certain regulatory milestones under the License and Supply Agreement with Pharma 1 for SOLOSEC, if achieved, generating product revenue from the sale of PHEXX and SOLOSEC to Pharma 1 and SOLOSEC to Clovis Davis for approved countries, if any, in the respective licensed Territories, restructuring its current payables, and obtaining additional funding through non-dilutive or dilutive financings, collaborations or partnerships with other companies, including license agreements for PHEXX and/or SOLOSEC in the U.S. or foreign markets, or through other potential business combinations.

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

Significant estimates affecting amounts reported or disclosed in the interim condensed consolidated financial statements include, but are not limited to: the assumptions used in measuring the revenue gross-to-net variable consideration items; the allowance for expected credit losses estimate; the assumptions used in estimating the notes carried at fair value, preferred stock, and purchase rights; and the assumptions used in the valuation of inventory, the intangible asset, and contingent liabilities; the useful lives and recoverability of long-lived assets; and the valuation of deferred tax assets. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances and adjusts when facts and circumstances dictate. These estimates are the basis for making judgments about the carrying values of assets, liabilities and recorded expenses that are not readily apparent from other sources. As future events and their effects cannot be determined with precision, actual results may materially differ from those estimates or assumptions.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of restricted cash and cash equivalents. Deposits in the Company’s checking, time deposit and investment accounts are maintained in federally insured financial institutions and are subject to federally insured limits or limits set by Securities Investor Protection Corporation. The Company invests in funds through a major U.S. bank and is exposed to credit risk in the event of default to the extent of amounts recorded on the condensed consolidated balance sheets.

The Company has not experienced any losses in such accounts and believes it is not exposed to significant concentrations of credit risk on its restricted cash and cash equivalent balances on amounts in excess of federally insured limits due to the financial position of the depository institutions in which these deposits are held.

The Company is also subject to credit risk related to its trade accounts receivable from product sales. Its customers are located in the U.S. and, starting in the fourth quarter of 2025, in the United Arab Emirates (UAE), and consist of wholesale distributors, retail pharmacies, mail-order specialty pharmacies, sites participating in the Phase 4 NIH-funded clinical trial, and, in the UAE, its licensee, Pharma 1.

In the U.S., products are distributed primarily through three major distributors and mail-order pharmacies, which receive service fees calculated as a percentage of the gross sales and a fee-per-unit shipped or sold, respectively. These entities are not obligated to purchase any set number of units; they distribute products on demand as orders are received.

For the three and six months ended June 30, 2026, the Company’s three largest customers combined made up approximately 71% and 69% of its gross product sales, respectively. For the three and six months ended June 30, 2025, the Company’s three largest customers combined made up approximately 80% and 72% of its gross product sales, respectively. As of June 30, 2026 and December 31, 2025, the Company’s three largest customers combined made up 85% and 91%, respectively, of its trade accounts receivable balance.

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

Net Loss Per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. The net loss available to common stockholders is adjusted for amounts in accumulated deficit related to the deemed dividends triggered for certain financial instruments. Such adjustment was $0.1 million in each of the three and six months ended June 30, 2026 and was immaterial in each of the three and six months ended June 30, 2025. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, potentially dilutive securities are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and therefore, basic and diluted net loss per share were the same for the three and six months ended June 30, 2026 and 2025. Potentially dilutive securities excluded from the calculation of diluted net loss per share are summarized in the table below. Common shares were calculated for the convertible preferred stock and the convertible debt using the if-converted method.

The schedule of potentially dilutive securities excluded from the calculation of diluted net loss per share is included below:

	Three and Six Months Ended June 30,
	2026	2025
Options to purchase Common Stock	3,324	3,372
Warrants to purchase Common Stock	258,252,037	258,254,405
Series E-1 Shares	184,169,905	149,350,650
Series F-1 Shares	1,706,493,507	1,706,493,507
Series G-1 Shares	103,383,799	-
Purchase rights to purchase Common Stock	1,505,819,328	1,513,848,899
Convertible debt	3,094,480,358	2,969,614,658
Total(1)	6,852,602,258	6,597,565,491

(1)	The potentially dilutive securities in the table above include all potentially dilutive securities that are not included in the diluted net loss per share as per U.S. GAAP, whereas the total Common Stock reserved for future issuance in Note 8 – Convertible and Redeemable Preferred Stock and Stockholders’ Deficit includes the shares that must legally be reserved based on the applicable instruments’ agreements.

Correction of Previously Issued Interim Condensed Consolidated Financial Statements and Prior Period Errors

In the fourth quarter of 2025, the Company identified issues with the disclosure of the weighted-average shares outstanding and the basic and diluted earnings per share calculations. First, the prefunded warrants should have been included in the weighted-average shares outstanding in the disclosure of basic and diluted earnings per share for the three and six months ended June 30, 2025. Correcting this calculation resulted in an increase in the weighted-average shares outstanding of 4,807,692, which caused a change of $0.01 and zero to net loss per share attributable to common shareholders for the three and six months ended June 30, 2025, respectively. The Company has concluded that the impact to the previously issued interim condensed consolidated financial statements is not material.

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

In July 2025, the FASB issued ASU 2025-05, Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, to provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under Accounting Standards Codification (ASC) 606 whereby companies are allowed to assume that current economic conditions will not change over the remaining life of current accounts receivable. The Company adopted ASU 2025-05 on January 1, 2026, but because the Company does not currently expect any credit losses for accounts receivable and does not have any contract assets, there was no impact to the Company’s unaudited condensed consolidated financial statements.

No other significant new standards have been adopted during the six months ended June 30, 2026.

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

The Company’s customers are primarily located in the U.S. and consist of wholesale distributors, retail pharmacies, mail-order specialty pharmacies, sites participating in the Phase 4 NIH-funded clinical trial, and, in the UAE, its licensee, Pharma 1. The first order for PHEXX from the UAE was placed in late 2025 and will be manufactured for and sold to Pharma 1 following Emirates Drug Establishment approval of the product. For all customers, payment terms typically range from 31 to 66 days, include prompt pay discounts, and vary by customer. Trade accounts receivable due to the Company from contracts with its U.S. based customers are stated separately in the condensed consolidated balance sheets, net of various allowances as described in the Trade Accounts Receivable policy in Note 2 – Summary of Significant Accounting Policies to the 2025 Audited Financial Statements. Trade accounts receivable due to the Company from Pharma 1 are included in Prepaid and other current assets in the condensed consolidated balance sheets.

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

The variable consideration discussed above was recorded in the condensed consolidated balance sheets and consisted of $0.1 million and $0.5 million in contra trade accounts receivable as of June 30, 2026 and December 31, 2025, respectively and $10.1 million and $11.2 million in other current liabilities as of June 30, 2026 and December 31, 2025, respectively.

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

The Baker Notes had a five-year term, with no pre-payment ability during the first three years. Interest on the unpaid principal balance of the Baker Notes (the Baker Outstanding Balance) accrues at 10.0% per annum, with interest accrued during the first year from the two respective closing dates recognized as payment-in-kind. The effective interest rate for the periods was 10.0%. Accrued interest beyond the first year of the respective closing dates was to be paid in arrears on a quarterly basis in cash or recognized as payment-in-kind, at the direction of the Baker Purchasers. As discussed below, with the amendment to the Baker Bros. Purchase Agreement, interest payments were paid in-kind. Interest pertaining to the Baker Notes for the three and six months ended June 30, 2026 was approximately $3.1 million and $6.1 million, respectively, which was added to the outstanding principal balance. Interest pertaining to the Baker Notes for the three and six months ended June 30, 2025 was approximately $2.9 million and $5.6 million, respectively, which was added to the outstanding principal balance. The Company accounts for the Baker Notes under the fair value method as described below and, therefore, the interest associated with the Baker Notes is included in the fair value determination.

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

The First Baker Amendment extended, effective upon the Company’s achievement of the Financing Threshold, the affirmative covenant to achieve $100.0 million in cumulative net sales of PHEXX by June 30, 2022 to June 30, 2023. Additionally per the First Baker Amendment, if the Company were to issue warrants to purchase capital stock of the Company (or other similar consideration) in any equity financing that closed on or prior to the date on which the Company met the Financing Threshold, the Company was required to issue to the Baker Purchasers an equivalent coverage of warrants (or other similar consideration) on the same terms as if the Baker Purchasers had participated in the financing in an amount equal to the then outstanding principal of Baker Notes held by the Baker Purchasers. In satisfaction of this requirement and in connection with the closing of the May 2022 Public Offering, the Company issued warrants to purchase 582,886 shares of the Company’s Common Stock at an exercise price of $93.75 per share to the Baker Purchasers (the June 2022 Baker Warrants). As required by the terms of the First Baker Amendment, the June 2022 Baker Warrants have substantially the same terms as the warrants issued in the May 2022 Public Offering. Refer to Note 8 – Convertible and Redeemable Preferred Stock and Stockholders’ Deficit for further information. The exercise price of the initial Baker Warrants and the June 2022 Baker Warrants was reset multiple times as a result of various Notes issuances in accordance with the agreement. The exercise price of the June 2022 Baker Warrants was $0.0154 per share as of June 30, 2026.

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

Regardless of the percentage paid, the quarterly cash payment amounts, along with the $1.0 million upfront payment (collectively, Applicable Reductions), will be deducted from the Repurchase Price. Cumulative quarterly cash payments as of June 30, 2026, which will be treated as Applicable Reductions paid, amount to $1.6 million.

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

The Company did not repurchase the Baker Notes prior to September 8, 2025. As of June 30, 2026, the Baker Notes are recorded in the condensed consolidated balance sheet as short-term Notes – carried at fair value with a total fair value of $14.4 million, and the total outstanding balance including principal and accrued interest was $126.3 million. As of December 31, 2025, the Baker Notes are recorded at fair value in the condensed consolidated balance sheet as short-term Notes – carried at fair value with a total fair value of $15.5 million, and the total outstanding balance including principal and accrued interest was $120.5 million.

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

The Adjuvant Notes initially had a five-year term, and in connection with certain Company change of control transactions, the Adjuvant Notes could be prepaid at the option of the Company or would have become payable on the date of the consummation of a change of control transaction at the option of the Adjuvant Purchasers. The Adjuvant Notes have interest accruing at 7.5% per annum on a quarterly basis in arrears to the outstanding balance of the Adjuvant Notes and are recognized as payment-in-kind. The effective interest rate for the three and six months ended June 30, 2026 was 7.5%.

Interest expense, entirely comprised of coupon interest, for the Adjuvant Notes was approximately $0.6 million for each of the three months ended June 30, 2026 and 2025. Such amounts were approximately $1.2 million for each of the six months ended June 30, 2026 and 2025. The amount is included in short-term convertible notes – Adjuvant – related party on the condensed consolidated balance sheets as of June 30, 2026 and 2025 and in other expense, net on the condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025.

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

Also on September 15, 2022, the Company entered into the second amendment to the Adjuvant Purchase Agreement (the Second Adjuvant Amendment), pursuant to which the conversion price per share was reduced to $26.25, subject to adjustment for certain dilutive Company equity issuance adjustments for a two-year period. In addition, the Company entered into an exchange agreement, pursuant to which the Adjuvant Purchasers agreed to exchange 10% of the outstanding amount of the Adjuvant Notes as of September 15, 2022 (e.g. $2.9 million of the Adjuvant Notes) for rights to receive 109,842 shares of Common Stock (the Adjuvant Purchase Rights). The number of shares for each Adjuvant Purchase Right was initially fixed, but is subject to certain customary adjustments and, until the second anniversary of issuance (i.e., September 15, 2024), adjustments for certain dilutive Company equity issuances. Refer to Note 8 – Convertible and Redeemable Preferred Stock and Stockholders’ Deficit for discussion regarding additional issuances of purchase rights under this provision. The Adjuvant Purchase Rights expire on June 28, 2027 and do not have an exercise price per share and, therefore, will not result in cash proceeds to the Company. As of June 30, 2026, all Adjuvant Purchase Rights remain outstanding and the conversion price of the Adjuvant Notes was $0.0154. Assuming conversion of the outstanding principal at the applicable conversion price per share, the Adjuvant Notes could be converted into 2,208,468,724 shares of Common Stock as of June 30, 2026.

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

The Adjuvant Notes are accounted for in accordance with authoritative guidance for convertible debt instruments and are classified as current liabilities in the condensed consolidated balance sheets. The aggregate proceeds of $25.0 million were initially classified as restricted cash for financial reporting purposes due to contractual stipulations that specify the types of expenses the money can be spent on and how it must be allocated. The conversion feature was evaluated in accordance with ASC 815, Derivatives and Hedging (ASC 815), determined to represent an embedded derivative, and was bifurcated and classified as part of stockholders’ deficit as of June 30, 2026. See Note 6 - Fair Value of Financial Instruments for a description of the accounting treatment for the Adjuvant Purchase Rights. As of June 30, 2026, the Adjuvant Notes are recorded in the condensed consolidated balance sheet as short-term convertible notes – Adjuvant – related party with a total balance of $34.0 million. The balance is comprised of $22.5 million in principal and $11.5 million in accrued interest. As of December 31, 2025, the Adjuvant Notes were recorded in the condensed consolidated balance sheet as short-term convertible notes – Adjuvant – related party with a total balance of $32.8 million. The balance was comprised of $22.5 million in principal and $10.3 million in accrued interest.

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

Assuming conversion of the entire outstanding principal at the applicable conversion price per share, the Exchanged SSNs could be converted into 620,582,592 shares of Common Stock as of June 30, 2026.

The Exchanged SSNs’ interest rates are subject to increase to 12% upon an event of default and the Exchanged SSNs have no Company right to prepayment prior to maturity; however, the Company has the option to redeem the Exchanged SSNs at a redemption premium of 32.5%. The purchasers of the Exchanged SSNs can also require the Company to redeem their respective Exchanged SSNs a) at the respective premium rate tied to the occurrence of certain subsequent transactions, and b) in the event of subsequent placements (as defined). Also, pursuant to the terms of the Restructuring Agreements, purchasers have certain rights to participate in subsequent issuances of the Company’s securities, subject to certain exceptions. The conversion price for the Exchanged SSNs was $0.0154 as of June 30, 2026.

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

The Company also evaluated the Warrants in accordance with ASC 480 and as of both June 30, 2026 and December 31, 2025, determined the warrants should be classified as equity instruments as of each date.

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

On June 29, 2026, HUB Cyber Security Ltd. (HUB), a foreign private issuer incorporated in Israel and listed on Nasdaq, acquired a portion of the Exchanged SSNs from certain of the original holders (the June 2026 SSN Purchase). The Company was not involved in the transaction and did not receive any remuneration as part of the transaction. The portion of the Exchanged SSNs that were sold to HUB are included within the Exchanged SSNs since they have the same terms and maturity date as the Exchanged SSNs. As of June 30, 2026, the principal of the Exchanged SSNs owned by HUB was $5.4 million.

Upon the June 2026 SSN Purchase, the Company reviewed the Exchanged SSNs in accordance with ASC 470. The portion of the Exchanged SSNs that were sold to HUB, having been effectively terminated, were extinguished on June 29, 2026, resulting in removing the fair value of the effected Exchanged SSNs of $2.4 million and reclassifying the related accumulated other comprehensive loss of $2.2 million, resulting in the recognition of a $2.2 million loss as of the date of the extinguishment. The portion of the Exchanged SSNs purchased by HUB were subsequently recorded at fair value of $2.4 million using the valuation methods discussed in Note 6 – Fair Value of Financial Instruments.

HUB Note

On June 30, 2026, the Company received $0.7 million as an advancement of a promissory note which was signed with HUB on July 8, 2026, as discussed further in Note 10 – Subsequent events. The advancement was recorded within other current liabilities on the condensed consolidated balance sheet.

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

In both the Aditxt April Offering and the Aditxt June Offering, Aditxt paid approximately $650 for each $1,000 of the principal amount of the notes and warrants and the Company issued a total of 242,257,742 warrants to purchase shares of Common Stock with an exercise price of $0.0154. The Aditxt Notes are unsecured senior subordinated notes, have an interest rate of 8%, and mature three years from the respective issuance dates. The net proceeds after the offering costs to the Company from the Aditxt April Offering and Aditxt June Offering were approximately $2.4 million. Assuming conversion of the outstanding principal at the applicable conversion price per share, the Aditxt Notes could be converted into 265,429,042 shares of Common Stock as of June 30, 2026.

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

The Company evaluated the Aditxt April Warrants and Aditxt June Warrants in accordance with ASC 480 and ASC 815 and concluded that both instruments meet the criteria for classification as equity as of June 30, 2026 and December 31, 2025.

Summary of Aditxt Notes, Exchanged SSNs and Warrants at Issuance (December 2022 to September 2023 and April to June 2025):

	Principal At	Net Proceeds Before
Notes	Issuance (in Thousands)	Issuance costs (in Thousands)	Common Warrants	Preferred Shares	Current Maturity Date
December 2022 Notes(4)	$2,308	$1,500	369,230	70 - Series D	12/1/2026
February 2023 Notes(1)(4)	1,385	900	653,538	-	12/1/2026
March 2023 Notes(4)	600	390	240,000	-	12/1/2026
March 2023 Notes(2)(4)	538	350	258,584	-	12/1/2026
April 2023 Notes(4)	769	500	615,384	-	12/1/2026
July 2023 Notes(4)	1,500	975	1,200,000	-	12/1/2026
August 2023 Notes(4)	1,000	650	799,999	-	12/1/2026
September 2023 Notes(3)(4)	2,885	1,875	26,997,041	-	12/1/2026
Aditxt April Note	2,308	1,500	149,850,150	-	4/8/2028
Aditxt June Note	1,423	925	92,407,592	-	6/26/2028
Total Offerings	$14,716	$9,565	273,391,518

(1)	Warrants include 99,692 issued to the placement agent.
(2)	Warrants include 43,200 issued to the placement agent.
(3)	Warrants include 22,189,349 common warrants at $0.13 per share at issuance and 4,807,692 pre-funded warrants exercisable at $0.001 per share.
(4)	As described above, for accounting purposes, the Company accounted for the Exchanged SSNs as a modification of the Original SSNs rather than as an extinguishment which would require derecognizing the fair value of Original SSNs and related accumulated other comprehensive loss and replacing them with the fair value of the Exchanged SSNs. The maturity date under the Exchanged SSNs is December 1, 2026.

Short-term Debt

Insurance Premium Finance Agreement

In June 2025, the Company entered into an insurance premium finance agreement with First Insurance Funding (FIF) to finance a portion of its current year’s D&O and general insurance policies. The total amount financed was $0.4 million at an annual interest rate of 7.82%. The Company made eight equal payments, commencing in August 2025. As the balance was paid in full during the first quarter of 2026, the interest expense, included in other expense, net, in the condensed consolidated statements of operations, was zero and immaterial for the three and six months ended June 30, 2026, respectively.

On May 29, 2026, the Company entered into an insurance premium finance agreement with FIF to finance a portion of its current year’s D&O and general insurance policies. The total amount financed was $0.4 million at an annual interest rate of 7.15%. The Company will make ten equal payments, commencing in July 2026. There was no interest expense for the three and six months ended June 30, 2026.

5. Balance Sheet Details

Inventories

Inventories consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$329	$206
Work in process	1,202	301
Finished goods	624	622
Total	$2,155	$1,129

Prepaid and Other Current Assets

Prepaid and other current assets consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Insurance	$389	$436
Prescription Drug User Fee Act (PDUFA) fees	221	-
Receivable from Pharma 1	188	377
Outside service retainers	26	98
Short-term deposits	144	131
Other	177	55
Total	$1,145	$1,097

Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	Useful Life	June 30, 2026	December 31, 2025
Research equipment	5 years	$96	$96
Computer equipment and software	3 years	37	36
Construction in-process	-	402	402
		535	534
Less: accumulated depreciation		(123)	(116)
Total, net		$412	$418

Depreciation expense for property and equipment was immaterial in each of the three and six months ended June 30, 2026 and 2025, respectively.

Intangible Asset, Net

Intangible asset, net, consists of the following (in thousands):

	Useful Life	June 30, 2026	December 31, 2025
Intellectual property	16 years	$2,076	$5,466
Less: accumulated amortization		(1,207)	(1,118)
Total, net		$869	$4,348

The intangible asset relates entirely to the asset acquired with the SOLOSEC asset acquisition and as described further in Note 7 – Commitments and Contingencies, the useful life is based on the SOLOSEC IP patent expiration. Amortization expense was immaterial and $0.1 million in the three and six months ended June 30, 2026, respectively. Amortization expense was $0.1 million and $0.3 million in the three and six months ended June 30, 2025, respectively. Amortization expense is expected to be immaterial for the remainder of 2026 and approximately $0.1 million in each subsequent year until the intangible asset is fully amortized, which will be in approximately 13.9 years. As described in Note 2 – Summary of Significant Accounting Policies, the intangible asset value is adjusted at each reporting date in conjunction with the mark-to-market adjustment of the contingent liabilities, which could impact the expected amortization. The intangible asset fair value was increased by $0.1 million in the three months ended June 30, 2026 and was decreased by $3.4 million in the six months ended June 30, 2026. The intangible asset fair value was reduced by $1.6 million and $4.5 million in the three and six months ended June 30, 2025, respectively.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued royalty	$24	$28
Accrued compensation for non-employee directors	653	653
Other	894	611
Total	$1,571	$1,292

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Variable consideration related to net revenue	$10,084	$11,226
Advancement on the July 2026 HUB Note (Note 4)	706	-
Liability for loss on purchase commitment	-	304
Deferred revenue	377	402
Other	4	84
Total	$11,171	$12,016

6. Fair Value of Financial Instruments

Fair Value of Financial Liabilities

The following tables summarize the Company’s convertible debt instruments as of June 30, 2026 and December 31, 2025, respectively (in thousands):

	Principal	Accrued	Net Carrying	Fair Value
As of June 30, 2026	Amount	Interest	Amount	Amount	Leveling
Baker Notes(1)(2)	$126,282	$-	$126,282	$14,425	Level 3
Adjuvant Notes(3)	22,500	11,510	34,010	N/A	N/A
Exchanged SSNs(1) (4)(5)	9,557	-	9,557	4,191	Level 3
Aditxt Notes(1)	4,088	-	4,088	1,219	Level 3
Totals	$162,427	$11,510	$173,937	$19,835	N/A

	Principal	Accrued	Net Carrying	Fair Value
As of December 31, 2025	Amount	Interest	Amount	Amount	Leveling
Baker Notes(1)(2)	$120,510	$-	$120,510	$15,510	Level 3
Adjuvant Notes(3)	22,500	10,270	32,770	N/A	N/A
Exchanged SSNs(1) (4)	9,191	-	9,191	4,587	Level 3
Aditxt Notes(1)	3,928	-	3,928	1,352	Level 3
Totals	$156,129	$10,270	$166,399	$21,449	N/A

(1)	These liabilities were carried at fair value in the condensed consolidated balance sheets as of the applicable reporting date. As such, the principal and accrued interest was included in the determination of fair value. The related debt issuance costs were expensed.
(2)	The Baker Notes principal amount includes $42.5 million and $36.4 million of interest paid in-kind as of June 30, 2026 and December 31, 2025, respectively.
(3)	The Adjuvant Notes are recorded in the condensed consolidated balance sheets at their net carrying amount which includes principal and accrued interest.
(4)	For accounting purposes, the Company accounted for the Exchanged SSNs as a modification of the Original SSNs rather than as an extinguishment which would require derecognizing the fair value of Original SSNs and related accumulated other comprehensive loss and replacing them with the fair value of the Exchanged SSNs.
(5)	As discussed in Note 4 – Debt, this includes the portion of the Exchanged SSNs that were acquired by HUB.

The following tables summarize the Company’s derivative liabilities as of June 30, 2026 and December 31, 2025 as discussed in Note 8 – Convertible and Redeemable Preferred Stock and Stockholders’ Deficit (in thousands):

	Fair Value
	June 30, 2026	December 31, 2025	Leveling
Purchase rights	$6,913	$1,006	Level 3
Total derivative liabilities	$6,913	$1,006

Change in Fair Value of Level 3 Financial Liabilities

The following table summarizes the changes in Level 3 financial liabilities related to Baker Notes, Exchanged SSNs, and Aditxt Notes measured at fair value on a recurring basis for the three and six months ended June 30, 2026 (in thousands):

	Baker Notes (Assigned to Future Pak; Note 4)	Total Exchanged SSNs and Aditxt Notes (Note 4)	Total
Balance at March 31, 2026	$15,181	$3,742	$18,923
Payments	(22)	-	(22)
Extinguishment/conversion	-	(2,364)	(2,364)
Balance at issuance	-	2,364	2,364
Change in fair value presented in the condensed consolidated statement of comprehensive operations	(734)	1,668	934
Balance at June 30, 2026	$14,425	$5,410	$19,835

	Baker Notes (Assigned to Future Pak; Note 4)	Total Exchanged SSNs and Aditxt Notes (Note 4)	Total
Balance at December 31, 2025	$15,510	$5,939	$21,449
Payments	(373)	-	(373)
Extinguishment/conversion	-	(2,364)	(2,364)
Balance at issuance	-	2,364	2,364
Change in fair value presented in the condensed consolidated statement of comprehensive operations	(712)	(529)	(1,241)
Balance at June 30, 2026	$14,425	$5,410	$19,835

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

The following table summarizes the changes in Level 3 financial liabilities related to derivative liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2026 (in thousands):

	Purchase Rights	Derivative Liabilities Total
Balance at March 31, 2026	$1,168	$1,168
Change in fair value presented in the condensed consolidated statements of operations	5,745	5,745
Balance at June 30, 2026	$6,913	$6,913

	Purchase Rights	Derivative Liabilities Total
Balance at December 31, 2025	$1,006	$1,006
Change in fair value presented in the condensed consolidated statements of operations	5,907	5,907
Balance at June 30, 2026	$6,913	$6,913

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

Valuation Methodology

Baker Notes

The fair value of the Baker Notes is determined using a Monte Carlo simulation-based model and is subject to uncertainty due to the assumptions used in the model. The fair value of the Baker Notes is sensitive to these estimated inputs made by management that are used in the calculation. The Monte Carlo simulation takes into account several embedded features, factors and management inputs, including the exercise of the repurchase rights, the Company’s future revenues, meeting certain debt covenants, the maturity term of the note and dissolution. For the dissolution scenario, the cost approach, an adjusted net asset value method was used to determine the net recoverable value of the Company, including an estimate of the fair value of the Company’s intellectual property. The estimated fair value of the Company’s intellectual property was valued using a relief from royalty method which required management to make significant estimates and assumptions related to forecasts of future revenue, and the selection of the royalty (5.0%) and discount (13.9%) rates. The key unobservable inputs used in the valuation include a risk-free rate of 4.14%, a discount rate of 13.9%, a revenue weighted-average cost of capital of 17.4%, a revenue volatility of 140% on an annual basis, and an event probability of 29% for the Baker Notes to be repurchased by September 2026.

Exchanged SSNs and Aditxt Notes

The fair value of the Exchanged SSNs and Aditxt Notes issued, as described in Note 4 – Debt, were determined by estimating the fair value of the Market Value of Invested Capital (MVIC) of the Company on a going-concern basis. This was estimated using a form of the market approach where comparable market revenue multiples were selected and applied to the Company’s forward revenue forecast to ultimately derive a MVIC indication. In addition, the Company considered a transaction in which certain of its investors sold a portion of their notes to HUB, as described in Note 4 – Debt. Because the referenced transaction was with a related party and not conducted at arm’s length, the Company did not rely on the full transaction value as a direct indicator of fair value; rather, the implied value from the transaction was weighted and used as a corroborating market price indicator in support of the MVIC and related inputs described below. An option pricing model (OPM) was then applied to value the Exchanged SSNs by allocating the estimated MVIC through the Company’s capital structure including the more senior notes payoff in a hypothetical exit event. Under the OPM, each debt or equity class is modeled as a call option with a distinct claim on the total value of the Company. The option’s exercise price is based on the Company’s total value available for each participating security holder. By constructing a series of options in which the exercise price is set at incremental levels of value, which correspond to the value necessary for each level of debt or equity to participate, the Company determined the incremental option value of each series. When multiplied by the percentage of ownership of each class participating, the result is the incremental value allocated to each class under that series. The key unobservable inputs used in the valuation include the revenue based multiple ranging from 3.00x to 3.25x, a risk-free rate of 3.91%, an equity volatility of 74%, a time to expiration of 382 days, a discount for lack of marketability of 32.0% for certain instruments, and the implied value from the transaction weighted at 15% due to its non-arm’s-length nature.

Purchase Rights

The Purchase Rights are recorded as derivative liabilities in the condensed consolidated balance sheets. The Purchase Rights are valued using an OPM, such as a Black-Scholes option pricing model, with changes in the fair value being recorded in the condensed consolidated statements of operations. In addition, the Company considered a transaction in which certain of its investors sold a portion of their Purchase Rights to HUB, as described in Note 8 – Convertible and Redeemable Preferred Stock and Stockholders’ Deficit. The Company applied a similar method in consideration of the implied value from the transaction used for Exchanged SSNs and Aditxt Notes. The assumptions used in the OPM are considered level 3 assumptions and include, but are not limited to, the MVIC, the cumulative equity value of the Company as a proxy for the exercise price and the expected term the Purchase Rights will be held prior to exercise and a risk-free interest rate. The key unobservable inputs used in the valuation of the Purchase Rights were the same as those used for the Exchanged SSNs and Aditxt Notes as described herein.

Warrants

Warrants are classified as equity and the Company re-evaluates the classification of its warrants at the close of each reporting period to determine their proper balance sheet classification. The warrants are valued using an OPM based on the applicable assumptions, which include the exercise price of the warrants, time to expiration, expected volatility of our peer group, risk-free interest rate, and expected dividends. The assumptions used in the OPM are considered level 3 assumptions and include, but are not limited to, the MVIC, the cumulative equity value of the Company as a proxy for the exercise price, the expected term the warrants will be held prior to exercise, a risk-free interest rate, and probability of change of control event. Additionally, because the warrants are re-priced under certain provisions in the agreements, at each re-pricing event the Company must value the warrants using a Black-Scholes option pricing model immediately prior to and immediately following the re-pricing event. The incremental fair value is recorded as an increase to accumulated deficit and additional paid-in capital, in accordance with ASC 470. The key unobservable inputs used in the valuation of warrants were the same as those used the Exchanged SSNs and Aditxt Notes as described aforementioned.

SOLOSEC Asset Acquisition Intangible Asset and Contingent Liabilities

The total consideration for the SOLOSEC asset acquisition included an up-front payment (paid at closing), sales-based payments to be paid over 15 years (the Earnout Term) in each year in which SOLOSEC adjusted net revenue is over a specified threshold, a $10.0 million one-time payment once the cumulative SOLOSEC adjusted net revenues reach $100 million, and assumption of quarterly royalty payments based on SOLOSEC net revenue. As discussed in Note 7 – Commitments and Contingencies, the fair value of the consideration is attributed to the SOLOSEC product line and was therefore recorded as an intangible asset.

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

The fair value of the SOLOSEC contingent liabilities is subject to uncertainty due to the assumptions made by management that are used in the Monte Carlo simulation-based model. These factors include the estimated future SOLOSEC net revenue, the risk-neutral revenue calculation and simulation assumptions, payment timing, and the discount rate. The key unobservable inputs used in the valuation include a risk-free rate of 4.6%, and a revenue volatility of 162%.

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

Per the Transition Services Agreement (TSA) entered into in conjunction with the SOLOSEC asset acquisition, the Company expected to purchase finished goods inventory from the seller at a pre-defined price through the earlier of November 2026 or when the Company provides a 10 business days’ notice of termination. The total expected purchase was approximately $3.7 million; however, the quantities to be purchased could be negotiated if both parties agree or should the Company provide a 10 business days’ notice of termination. The Company concluded that the inventory purchase commitment did not meet the definition of a derivative under ASC 815. During the six months ended June 30, 2026, there were approximately $0.5 million in purchases under this commitment; no such purchases were made during the three months ended June 30, 2026. During the three and six months ended June 30, 2025, there were approximately $0.2 million and $0.4 million in purchases under this commitment.

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

The TSA also required the seller to provide transitional support services until the Company fully established SOLOSEC operations; the Company was obligated to pay an immaterial amount quarterly for these services. The Company is also obligated to pay a quarterly royalty, in amounts equal to a certain percentage of the SOLOSEC net revenue from U.S. sales, beginning July 14, 2024. There are no minimum quarterly or annual royalty payment amounts. Such royalty costs were under $0.1 million in each of the three and six months ended both June 30, 2026 and 2025. As of June 30, 2026, $0.1 million and $1.2 million for the future payments that could become due related to the SOLOSEC acquisition, including sales-based payments, one-time payment, and quarterly royalty payments, was included in contingent liabilities – current and contingent liabilities – noncurrent, respectively, in the condensed consolidated balance sheet. Such amounts were $0.1 million and $4.6 million, respectively, as of December 31, 2025.

Fleet Lease

In December 2019, the Company and Enterprise FM Trust (the Lessor) entered into a Master Equity Lease Agreement whereby the Company leases vehicles to be delivered by the Lessor from time to time with various monthly costs depending on whether the vehicles are delivered for a term of 24 or 36 months, commencing on each corresponding delivery date. The leased vehicles are for use by eligible employees of the Company’s commercial operations team. As of June 30, 2026, there were a total of 19 leased vehicles.

The Company determined that the leased vehicles are accounted for as operating leases under ASC 842, Leases (ASC 842).

Supplemental financial statement information is disclosed in the tables below:

		Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost (in thousands)	Classification	2026	2025	2026	2025
Operating lease expense	Research and development	$1	$1	$2	$2
Operating lease expense	Selling and marketing	36	35	73	75
Operating lease expense	General and administrative	3	3	5	6
Total		$40	$39	$80	$83

Lease Term and Discount Rate	June 30, 2026	December 31, 2025
Weighted Average Remaining Lease Term (in years)	0.99	1.45
Weighted Average Discount Rate	12%	12%

Maturity of Operating Lease Liabilities (in thousands)	June 30, 2026
Remainder of 2026 (6 months)	$65
Year ending December 31, 2027	61
Total lease payments	126
Less imputed interest	(8)
Total	$118

	Six Months Ended June 30,
Other information (in thousands)	2026	2025
Operating cash outflows in operating leases	$64	$112
Non-cash addition to ROU assets and lease liabilities due to new leases	$-	$186

Related Party Transactions

Aditxt Notes and Warrants

The Company determined that Aditxt is a related party based on its beneficial ownership and rights associated with its Series F-1 Shares, convertible notes, and warrants. As discussed in Note 4 – Debt, on April 8, 2025 and June 26, 2025, the Company entered into two securities purchase agreements with Aditxt (the Aditxt April Note and the Aditxt June Note). Under these agreements the Company issued senior subordinated convertible notes in the aggregate original principal amount of $3.7 million and warrants to purchase up to 242,257,742 shares of the Company’s Common Stock. The notes bear interest at 8%, mature three years from issuance, and were issued at a discount of $650 per $1,000 of principal. Net cash proceeds to the Company were approximately $2.4 million. The warrants have an exercise price of $0.0154 per share.

Adjuvant

Because Adjuvant has significant voting power due to its increased beneficial ownership limitation, the Company evaluated the relationship between the entities and determined that Adjuvant is a related party of the Company. Except for the exchange from the Adjuvant Notes to Series G-1 Shares as described in Note 8 – Convertible and Redeemable Preferred Stock and Stockholders’ Deficit, the Adjuvant Third Amendment as described and defined in Note 4 – Debt, and the Adjuvant Fourth Amendment as described and defined in Note 10 – Subsequent events, no other transactions occurred between the two entities in 2025 or through June 30, 2026.

Contingencies

From time to time the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. As of June 30, 2026, there were no other claims or actions pending against the Company which management believes have a probable, or a reasonably possible, probability of a significant unfavorable outcome other than the TherapeuticsMD, Inc. (TherapeuticsMD) dispute as described below.

During the six months ended June 30, 2025, the Company settled a portion of its trade payables with vendors, which resulted in a $3.1 million reduction in trade payables and a $2.5 million reduction in accrued expenses. However, the Company may receive trade payable demand letters from other vendors that could lead to potential litigation. As of June 30, 2026, approximately 85% of the Company’s trade payables were greater than 90 days past due.

On December 14, 2020, a trademark dispute captioned TherapeuticsMD, Inc. v Evofem Biosciences, Inc., was filed in the U.S. District Court for the Southern District of Florida against the Company, alleging trademark infringement of certain trademarks owned by TherapeuticsMD under federal and state law (Case No. 9:20-cv-82296). On July 18, 2022, the Company settled the lawsuit with TherapeuticsMD, with certain requirements which were required to be performed by July 2024 (the Settlement Timeline), including changing the name of PHEXXI. The Company failed to meet the terms of the settlement agreement by the Settlement Timeline. As a result, the Company is currently working with TherapeuticsMD on resolution of this issue. In September 2024, the Company filed an application for a new name – PHEXX – which was approved by the FDA in April 2025. In accordance with ASC 450, the Company has accrued the present value of the probable settlement amounts remaining payable over the next several years, which was $0.4 million as of both June 30, 2026 and December 31, 2025, as a component of contingent liabilities in the condensed consolidated balance sheets.

As of June 30, 2026, the Company has received multiple letters from purported Company stockholders demanding that the Company’s board of directors take action on behalf of the Company to remedy allegations regarding the Company’s disclosures to shareholders with respect to various alleged omissions of material information in both its preliminary proxy statement filed September 23, 2024 and definitive proxy statement filed September 8, 2025 relating to the Amended and Restated Merger Agreement with Aditxt, as amended, and demands made under Section 220 of the DGCL for books and records related to the transaction and disclosures in the proxy statement. The Company believes all such demands are without merit and the proposed merger was terminated without penalty On October 20, 2025.

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

During the first quarter of 2025, the Company’s legal counsel ascertained that no further OGIEs were granted after March 6, 2025 and the PTE had also still not been granted. The Company discontinued accruing the Rush Royalty since, based on the new information, the Company deemed it remote that the PTE would ultimately be granted. Amounts previously accrued under the rush License Agreement were still being assessed at that time and as such, no adjustments were made. No royalty costs were recorded for the three or six months ended June 30, 2026 or 2025.

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

Other Contractual Commitments

In November 2019, the Company entered into a supply and manufacturing agreement with a third-party to manufacture PHEXX, with potential to manufacture other product candidates, in accordance with all applicable current good manufacturing practice regulations. There were approximately $0.4 million and $1.3 million in purchases under the supply and manufacturing agreement for the three and six months ended June 30, 2026, respectively. There were approximately $0.1 million and $0.8 million in purchases under the supply and manufacturing agreement for the three and six months ended June 30, 2025, respectively.

8. Convertible and Redeemable Preferred Stock and Stockholders’ Deficit

Warrants

In April and June 2020, pursuant to the Baker Bros. Purchase Agreement, as discussed in Note 4 – Debt, the Company issued warrants to purchase up to 2,731 shares of Common Stock in a private placement at an exercise price of $4,575 per share. The Second Baker Amendment provides that the exercise price of the Baker Warrants will equal the conversion price of the Baker Notes. The exercise price of the Baker warrants was $0.0154 per share as of June 30, 2026.

In May 2022, the Company completed an underwritten public offering (the May 2022 Public Offering) which included the issuance of common warrants to purchase 362,640 shares of Common Stock at a price to the public of $93.75 and the issuance of common warrants to purchase 205,360 shares of Common Stock at a price to the public of $93.63 (the May 2022 Common Stock Warrants). The May 2022 Common Stock Warrants were exercisable beginning on May 24, 2022 and have a five-year term. Due to features in the May 2022 Common Stock Warrants, including dilution adjustments requiring strike price resets, additional warrants have been periodically issued as required in the warrant agreements. As of June 30, 2026 there were 894,194 May 2022 Common Stock Warrants outstanding with an exercise price of $0.0154.

In June 2022, as required by the First Baker Amendment, the Company issued the June 2022 Baker Warrants to purchase up to 582,886 shares of the Company’s Common Stock. The June 2022 Baker Warrants have an exercise price of $93.75 per share and a five-year term and were exercisable beginning June 28, 2022. The June 2022 Baker Warrants also contain customary 4.99% and 19.99% limitations on exercise provisions. The exercise price and number of shares issuable upon exercise of the June 2022 Baker Warrants is subject to adjustment for certain dilutive issuances, stock splits and similar recapitalization transactions. The exercise price of these warrants was $0.0154 per share as of June 30, 2026.

In February, March, April, July, August, and September 2023, pursuant to the Exchanged SSNs as discussed in Note 4 – Debt, the Company issued warrants to purchase up to 1,152,122 shares of the Company’s Common Stock at an exercise price of $2.50 per share, up to 2,615,383 shares of the Company’s Common Stock at an exercise price of $1.25 per share, and up to 22,189,349 shares of the Company’s Common Stock at an exercise price of $0.13 per share. The exercise price of these warrants was $0.0154 per share as of June 30, 2026.

As of June 30, 2026, warrants to purchase up to 263,059,729 shares of the Company’s Common Stock remain outstanding at a weighted average exercise price of $0.07 per share. In accordance with ASC 815, the warrants are classified as equity instruments as of both June 30, 2026 and December 31, 2025. During the first quarter of 2024, the Company obtained waivers from a majority of the convertible instrument holders, removing the requirement for shares to be reserved for conversion of their instruments, which will prevent the instruments from needing to be liability classified due to an insufficient number of authorized shares going forward. The Company will continue to re-evaluate the classification of its warrants at the close of each reporting period to determine the proper balance sheet classification for them. These warrants are summarized below:

Type of Warrants	Underlying Common Stock to be Purchased	Exercise Price	Issue Date	Exercise Period
Common Warrants	8,003	$735.00	January 13, 2022	March 1, 2022 to March 1, 2027
Common Warrants	8,303	$897.56	March 1, 2022	March 1, 2022 to March 1, 2027
Common Warrants	6,666	$309.56	May 4, 2022	May 4, 2022 to May 4, 2027
Common Warrants	894,194	$0.0154	May 24, 2022	May 24, 2022 to May 24, 2027
Common Warrants	582,886	$0.0154	June 28, 2022	May 24, 2022 to June 28, 2027
Common Warrants	49,227	$0.0154	December 21, 2022	December 21, 2022 to December 21, 2027
Common Warrants	130,461	$0.0154	February 17, 2023	February 17, 2023 to February 17, 2028
Common Warrants	258,584	$0.0154	March 20, 2023	March 20, 2023 to March 20, 2028
Common Warrants	369,231	$0.0154	April 5, 2023	April 5, 2023 to April 5, 2028
Common Warrants	349,463	$0.0154	July 3, 2023	July 3, 2023 to July 3, 2028
Common Warrants	615,384	$0.0154	August 4, 2023	August 4, 2023 to August 4, 2028
Common Warrants	12,721,893	$0.0154	September 27, 2023	September 27, 2023 to September 27, 2028
Common Warrants	149,850,150	$0.0154	April 8, 2025	April 8, 2025 to April 8, 2030
Common Warrants	92,407,592	$0.0154	June 26, 2025	June 26, 2025 to June 26, 2030
Prefunded Common Warrants	4,807,692	$0.0010	September 27, 2023	September 27, 2023 to September 27, 2028
Total	263,059,729

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

On August 7, 2023, certain investors party to the Exchanged SSNs exchanged $1.8 million total in principal and accrued interest under the outstanding convertible promissory notes for 1,800 shares of Series E-1 Shares (the August 2023 Preferred Stock Transaction). Per the Series E-1 Convertible Preferred Stock Certificate of Designation, the conversion rate can also be adjusted in several future circumstances, such as on certain dates after the exchange date and upon the issuance of additional convertible securities with a lower conversion rate or in the instance of a Triggering Event. As such, the conversion price has been adjusted several times and was $0.0154 as of June 30, 2026. The Series E-1 Shares are classified as mezzanine equity within the condensed consolidated balance sheets in accordance with ASC 480 because of a fixed 25% redemption premium upon a Triggering Event and no mandatory redemption feature (except in the case of bankruptcy). During each of the three and six months ended June 30, 2026, a deemed dividend of $0.1 million was recorded as an increase to the Series E-1 Shares outstanding. During each of the three and six months ended June 30, 2025, an immaterial deemed dividend was recorded as an increase to the Series E-1 Shares outstanding.

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

On December 21, 2023, the Company issued a total of 22,280 Series F-1 Shares to certain investors pursuant to an exchange transaction, 613 of the Series F-1 Shares were issued in exchange for warrants to purchase up to 9,972,074 shares of the Company’s Common Stock and 21,667 Series F-1 Shares to exchange a partial value of the outstanding purchase rights. Immediately subsequent to the exchange transaction, the holders of the Series F-1 Shares exchanged their Series F-1 Shares for Aditxt’s Series A-1 preferred stock, and as a result, Aditxt held the entirety of the Company’s Series F-1 Shares as of June 30, 2026.

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

Purchase Rights

On September 15, 2022, the Company entered into certain exchange agreements with the Adjuvant Purchasers and purchasers of certain other notes to exchange, upon request, the Purchase Rights for an aggregate of 942,080 shares of the Company’s Common Stock. The number of right shares for each Purchase Right is initially fixed at issuance, but subject to certain customary adjustments for certain dilutive Company equity issuances until the second anniversary of issuance. These Purchase Rights expire on June 28, 2027. Refer to Note 6 – Fair Value of Financial Instruments for the accounting treatment of the Purchase Rights. In 2023, the Company subsequently signed an additional agreement with the holders of the Purchase Rights upon which the total aggregate value of the Purchase Rights is fixed at $24.7 million, to be paid in a variable number of shares based on the current exercise price of $0.0154. The exercise price will be further adjusted only if any other convertible instruments have price resets. On December 21, 2023, the Company issued 21,667 shares of the Series F-1 Shares in exchange for a partial value of certain purchase rights, as described above.

On June 29, 2026 and further in July 2026, HUB acquired a portion of the Purchase Rights from certain original holders. The Company was not involved in the transactions and did not receive any remuneration as part of the transactions. The portion of the Purchase Rights that were sold to HUB have the same terms and maturity date as the initial Purchase Rights, and all Purchase Rights continue to qualify as derivative liabilities and will be adjusted to fair value at each reporting date.

No Purchase Rights were exercised in the three or six months ended June 30, 2026. The Company issued 5,300,000 shares of common stock upon the exercise of certain Purchase Rights during the three and six months ended June 30, 2025. As of June 30, 2026, Purchase Rights to receive 1,505,819,328 shares of the Company’s Common Stock remained outstanding.

Common Stock Reserved for Future Issuance

Common Stock reserved for future issuance is as follows in common equivalent shares as of June 30, 2026:

Common Stock issuable upon the exercise of stock options outstanding	3,324
Common Stock issuable upon the exercise of Common Stock warrants	8,220,852
Common Stock available for future issuance under the 2019 ESPP	509
Common Stock available for future issuance under the Inducement Plan	609
Common Stock available for future issuance under the 2025 Plan	55,067,437
Common Stock reserved for the exercise of purchase rights	1,123,704,985
Common Stock reserved for the conversion of convertible notes	614,438,817
Common Stock reserved for the conversion of series E-1 preferred stock	51,158,308
Common Stock reserved for the conversion of series G-1 preferred stock	103,383,799
Total Common Stock reserved for future issuance(1)	1,955,978,640

(1)	The potentially dilutive securities in Note 2 – Summary of Significant Accounting Policies includes all potentially dilutive securities that are not included in the diluted net income (loss) per share as per U.S. GAAP, whereas the total Common Stock reserved for future issuance in the table above includes the shares that must legally be reserved based on the applicable instruments’ agreements.

9. Stock-based Compensation

Equity Incentive Plans

No equity awards were issued in either period presented. The following table summarizes stock-based compensation expense related to stock options granted to employees, non-employee directors and consultants included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$-	$-	$-	$1
Selling and marketing	-	2	1	5
General and administrative	-	29	14	95
Total	$-	$31	$15	$101

Stock Options

There were no stock options granted during the three months or six months ended June 30, 2026 or 2025. As of June 30, 2026, there was no unrecognized stock-based compensation expense for employee stock options.

10. Subsequent Events

The Company’s management has evaluated subsequent events after the unaudited consolidated balance sheet dated as of June 30, 2026, through the date of filing of this Quarterly Report. Based upon the evaluation, management has determined that, other than as disclosed herein, no subsequent events have occurred that would require recognition in the accompanying condensed consolidated financial statements or disclosure in the notes thereto.

In July 2026, HUB acquired an additional portion of the Purchase Rights from an original holder. The Company was not involved in the transaction and did not receive any remuneration as part of the transaction.

July 2026 HUB Note

On July 8, 2026, the Company entered into a promissory note with HUB providing for the sale and issuance of a subordinated note due in the aggregate original principal and net proceeds amount of $0.7 million (the July 2026 HUB Note), which were received as an advancement on June 30, 2026, as discussed in Note 7 – Commitments and Contingencies.

The principal amount of the July 2026 HUB Note accrues interest at a rate of 12% per annum and will mature on June 8, 2027. The Company will be in default if any amount of principal or other amounts are not paid when due. The Company is required to pay, at maturity, all outstanding principal, accrued and unpaid interest, and certain fees (as defined in the promissory note).

The July 2026 HUB Note prohibits the Company from entering specified transactions (including mergers, business combinations and similar transactions) or amending its organizational documents unless the Company obtains prior written consent of HUB.

The July 2026 HUB Note contains a variety of obligations on the Company not to engage in specified activities, which are typical for transactions of this type, as well as the following covenants:

○	The Company will not merge or consolidate into another entity;
○	The Company will not sell or dispose of all or substantially all of its assets;
○	The Company will not dissolve, wind-up, or liquidate or initiate a bankruptcy proceeding;
○	The Company will not materially alter the nature of its business operations;
○	The Company will not make payments to any non-employee shareholder during the occurrence of an Event of Default (as defined in the promissory note); and,
○	The Company will notify HUB if we are subject to any judgements or decrees before any court or governmental entities or if there are any Events of Default;

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

In July 2024, we acquired global rights to SOLOSEC. This FDA-approved single-dose oral antimicrobial agent provides a complete course of therapy for the treatment of two common sexual health infections – bacterial vaginosis (BV) and trichomoniasis. The SOLOSEC acquisition aligns with and advances our mission to improve access to innovative and differentiated options that impact women’s daily lives. We expect commercialization of SOLOSEC will benefit from our commercial infrastructure and strong physician relationships.

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

In an investigator-led clinical study of SOLOSEC in 24 women with recurrent bacterial vaginosis (BV), once-weekly dosing with SOLOSEC demonstrated efficacy matching or potentially surpassing outcomes of current CDC-recommended suppressive treatments. These promising results underscore SOLOSEC’s potential to redefine the standard of care for recurrent BV – offering a simpler treatment option for long-term symptom control. The study was presented at the 2025 American College of Obstetricians and Gynecologists (ACOG) Annual Clinical and Scientific Meeting.

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

Previous contracting efforts have validated our access strategy. With PHEXX approval rates consistently above 80%, the Company has shifted from broad payer contracting to strengthening pharmacy partnerships. In 2025, we expanded our network in two of our highest-volume markets — California and the Northeast — by adding new partners in California and a regional distributor with more than 90 pharmacies in the Northeast. These targeted partnerships address high-demand areas, improving patient access while supporting more cost-effective and scalable pull-through.

Approximately 13.7 million lives are covered under our December 2020 contract award from the U.S. Department of Veterans Affairs.

We also participate in government programs, including the 340B and the Medicaid Drug Rebate Program. As a result of our participation in the Medicaid National Drug Rebate Program, the U.S. Medicaid population gained access to PHEXX on January 1, 2021. As of February 2026, Medicaid provides health coverage to approximately 67.7 million members; nearly two-thirds of adult women enrolled in Medicaid are in their reproductive years (19-44). Additionally, we began participating in a 340B Group Purchasing Organization (GPO) that serves safety-net clinics throughout the U.S. in June 2024. This GPO has over 6,500 members, which expands our reach among safety-net providers.

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

Financial Operations Overview

Net Product Sales

Our revenue recognition is based on unit shipments to our customers, which consist of wholesale distributors, retail pharmacies, telehealth companies, mail-order specialty pharmacies, sites participating in the Phase 4 NIH-funded clinical trial, and, in the UAE, our licensee, Pharma 1. We have recognized net product sales in the U.S. since the commercial launch of PHEXX in September 2020; SOLOSEC net product sales were added to our revenue beginning in July 2024. Gross revenues, as discussed in Note 3 - Revenue, are adjusted for variable consideration, including our patient support programs.

Cost of Goods Sold

Inventory costs include all purchased materials, direct labor, and manufacturing overhead. We are obligated to pay quarterly royalties under the SOLOSEC Asset Purchase Agreement dated July 14, 2024; this royalty is based on a percentage of SOLOSEC net sales in the U.S., adjusted for co-pay program costs. There are no minimum quarterly or annual royalty amounts. Such royalty costs were immaterial for each of the three and six months ended June 30, 2026 and were immaterial for each of the three and six months ended June 30, 2025.

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

During the six months ended June 30, 2025, the Company negotiated a portion of its trade payables with numerous vendors, which resulted in a $5.6 million one-time reduction in research and development expenses.

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

Results of Operations

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025 (in thousands):

Net Product Sales

	Three Months Ended June 30,		2026 vs. 2025
	2026	2025	$ Change	% Change

Product sales, net	$2,633	$4,825	$(2,192)	(45)%

The decrease in product sales, net, primarily reflects a decrease in PHEXX units sold due to the significant amount of PHEXX purchases by wholesalers in December 2025 ahead of the January 2026 price increase, as well as the temporary and now-resolved exclusion of PHEXX from certain state Medicaid and public health programs while transitioning to the new NDC number. This was partially offset by an increase in SOLOSEC units sold, the increase in WAC and improved gross-to-net realization for both products.

Cost of Goods Sold

	Three Months Ended June 30,		2026 vs. 2025
	2026	2025	$ Change	% Change

Cost of goods sold	$511	$755	$(244)	(32)%

The decrease in cost of goods sold was primarily due to the decrease in product sales, net partially offset by a write-off in the current quarter of $0.1 million of excess SOLOSEC inventory.

Amortization of Intangible Asset

	Three Months Ended June 30,		2026 vs. 2025
	2026	2025	$ Change	% Change

Amortization of intangible asset	$14	$107	$(93)	(87)%

The decrease in amortization of intangible asset primarily reflects the decrease in value of the SOLOSEC intangible asset based on the quarterly valuations of the related contingent liabilities. As the asset value decreases, the quarterly amortization also decreases.

Research and Development Expenses

	Three Months Ended June 30,		2026 vs. 2025
	2026	2025	$ Change	% Change

Research and development, net	$694	$746	$(52)	(7)%

Research and development, net expenses were materially unchanged from the prior-year period.

Selling and Marketing Expenses

	Three Months Ended June 30,		2026 vs. 2025
	2026	2025	$ Change	% Change

Selling and marketing	$2,075	$2,625	$(550)	(21)%

The decrease in selling and marketing expenses was primarily due to a $0.3 million decrease in business development and distribution costs, primarily related to the termination of a commercial rebate program to better align resources with core business priorities, a $0.2 million decrease in personnel costs, and a $0.1 million decrease related to travel and other expense.

General and Administrative Expenses

	Three Months Ended June 30,		2026 vs. 2025
	2026	2025	$ Change	% Change

General and administrative	$1,828	$1,843	$(15)	(0)%

General and administrative expenses were materially unchanged from the prior-year period.

Total other expense, net

	Three Months Ended June 30,		2026 vs. 2025
	2026	2025	$ Change	% Change

Total other expense, net	$(8,547)	$(526)	$(8,021)	(1,525)%

Total other expense, net, for the three months ended June 30, 2026 primarily included a loss of $5.7 million related to the change in fair value of financial instruments, a loss of $2.2 million related to the partial extinguishment and reissuance of the of the Exchanged SSNs acquired by HUB, and $0.6 million of interest expense, primarily related to the Adjuvant Note.

Total other expense, net, for the three months ended June 30, 2025 primarily included $0.6 million of interest expense related primarily to the Adjuvant Note, partially offset by a gain of $0.1 million related to the change in fair value of financial instruments.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025 (in thousands):

Net Product Sales

	Six Months Ended June 30,		2026 vs. 2025
	2026	2025	$ Change	% Change

Product sales, net	$3,532	$5,670	$(2,138)	(38)%

The decrease in product sales, net, primarily reflects a decrease in PHEXX units sold, as previously discussed, and the temporary and now-resolved exclusion of PHEXX from certain state Medicaid and public health programs while transitioning to the new NDC number, partially offset by an increase in SOLOSEC units sold, the increase in WAC, and improved gross-to-net realization for both products.

Cost of Goods Sold

	Six Months Ended June 30,		2026 vs. 2025
	2026	2025	$ Change	% Change

Cost of goods sold	$921	$1,120	$(199)	(18)%

The decrease in cost of goods sold was primarily due to the decrease in product sales, net, partially offset by a write-off in the current quarter of $0.1 million of excess SOLOSEC.

Amortization of Intangible Asset

	Six Months Ended June 30,		2026 vs. 2025
	2026	2025	$ Change	% Change

Amortization of intangible asset	$89	$330	$(241)	(73)%

The decrease in amortization of intangible asset primarily reflects the decrease in value of the SOLOSEC intangible asset based on the quarterly valuations of the related contingent liabilities. As the asset value decreases, the quarterly amortization also decreases.

Research and Development Expenses

	Six Months Ended June 30,		2026 vs. 2025
	2026	2025	$ Change	% Change

Research and development, net	$1,212	$(4,289)	$5,501	128%

During the six months ended June 30, 2025, the Company settled a portion of its trade payables with numerous vendors, which resulted in a one-time $5.6 million reduction in research and development expenses; such settlement did not recur in the current period.

Selling and Marketing Expenses

	Six Months Ended June 30,		2026 vs. 2025
	2026	2025	$ Change	% Change

Selling and marketing	$4,168	$5,225	$(1,057)	(20)%

The decrease in selling and marketing expenses was primarily due to a $0.5 million decrease in business development and distribution costs related to the termination of a commercial rebate program to better align resources with core business priorities, a $0.3 million decrease in personnel costs, and a $0.2 million decrease related to travel and other expense.

General and Administrative Expenses

	Six Months Ended June 30,		2026 vs. 2025
	2026	2025	$ Change	% Change

General and administrative	$4,200	$4,208	$(8)	(0)%

General and administrative expenses were materially unchanged from the prior-year period.

Total other income (expense), net

	Six Months Ended June 30,		2026 vs. 2025
	2026	2025	$ Change	% Change

Total other income (expense), net	$(9,444)	$103	$(9,547)	(9,269)%

Total other income (expense), net, for the six months ended June 30, 2026 primarily included a loss of $5.9 million related to the change in fair value of financial instruments, a loss of $2.2 million related to the partial extinguishment and reissuance of the of the Exchanged SSNs acquired by HUB, and $1.4 million of interest expense primarily related to the Adjuvant Note.

Total other income (expense), net, for the six months ended June 30, 2025 primarily included a gain of $1.4 million related to the change in fair value of financial instruments partially offset by $1.2 million of interest expense related primarily to the Adjuvant Note.

Liquidity and Capital Resources

Overview

As of June 30, 2026, we had a working capital deficit of $82.5 million and an accumulated deficit of $914.0 million. We have financed our operations to date primarily through the issuance of preferred stock, common stock, warrants and convertible and term notes; cash received from private placement transactions; and, to a lesser extent, product sales. As of June 30, 2026, we had approximately $0.3 million comprised entirely of restricted cash and cash equivalents available for use as prescribed in the Adjuvant Notes (as defined in Note 4 - Debt). Our restricted cash and cash equivalents include amounts held in checking accounts. Management believes that the Company’s cash and cash equivalents as of June 30, 2026 are insufficient to fund operations for at least the next 12 months from the date on which this Quarterly Report on Form 10-Q is filed with the SEC.

Since inception, we have regularly incurred losses and negative cash flows from operating activities. In 2025, we focused on further improving and increasing PHEXX and SOLOSEC access and delivered our fifth consecutive year of net sales growth. We have restructured some of our trade payables with extended terms and implemented measures to better align our cost structure with projected revenues. As discussed in Note 7 – Commitments and Contingencies, a significant portion of our trade payables are over 90 days old; a large portion of which relate to amounts due under a rebate program we are no longer participating in as well as amounts due related to various services we no longer receive.

In 2026, we have continued to focus on top-line growth while maintaining a lean operating structure. We have also continued exploring opportunities for strategic options, organic growth, entry into new markets, and potential expansion of our product offerings beyond PHEXX and SOLOSEC.

As of June 30, 2026 the Company’s significant commitments include the Baker Notes, Adjuvant Notes, SSNs, and Aditxt Notes as described in Note 4 - Debt and the potential settlement amount with TherapeuticsMD as described in Note 7 - Commitments and Contingencies. The purpose of these commitments is to further the commercialization of PHEXX and SOLOSEC. Management’s plans to meet the Company’s cash flow needs in the next 12 months include generating revenue from the sale of PHEXX and SOLOSEC, further restructuring of the Company’s current payables, and obtaining additional funding through means such as the issuance of its capital stock, non-dilutive or dilutive financings, or through collaborations or partnerships with other companies, including license agreements for PHEXX and/or SOLOSEC in the U.S. or foreign markets, or other potential business combinations.

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

If we are unable to continue as a going concern due to our significant debt, much of which is due within the next six to twelve months, due to the default which Future Pak has alleged, or any number of other factors, we may have to liquidate our assets and, in doing so, we may receive less than the value at which those assets are carried on our consolidated financial statements. Any of these developments would materially and adversely affect the price of our stock and the value of an investment in our stock. As a result, our interim condensed consolidated financial statements include explanatory disclosures expressing substantial doubt about our ability to continue as a going concern.

The opinion of our independent registered public accounting firm on our audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024 contained an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Future reports on our consolidated financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. Our unaudited condensed consolidated financial statements as of June 30, 2026 and December 31, 2025 and for the three and six months ended June 30, 2026 and 2025 included in this Quarterly Report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue our operations.

Summary Statement of Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Six Months Ended June 30,		2026 vs. 2025
	2026	2025	$ Change	% Change
Net restricted cash and cash equivalents used in operating activities	$(839)	$(2,359)	$1,520	64%
Net restricted cash and cash equivalents used in investing activities	(2)	(59)	57	97%
Net restricted cash and cash equivalents provided by financing activities	548	2,425	(1,877)	(77)%
Net change in restricted cash and cash equivalents	$(293)	$7	$(300)	(4,286)%

Cash Flows from Operating Activities. During the six months ended June 30, 2026, the net loss of $16.5 million less $9.9 million net adjustments to reconcile net loss to net restricted cash and cash equivalents used in operating activities was the primary source of the cash used. Also contributing to the net restricted cash and cash equivalents used in operating activities were the decreases in accounts payable of $1.6 million, accrued expenses and other liabilities of $1.0 million, accrued compensation of $0.4 million, and contingent liabilities of $0.1 million as well as the purchase of inventory of $1.0 million, partially offset by a decrease in trade accounts receivable of $10.0 million.

During the six months ended June 30, 2025, the primary use of net restricted cash and cash equivalents in operating activities was driven by net loss of $0.8 million and net adjustments to reconcile net loss to net restricted cash and cash equivalents used in operating activities of $5.1 million. The cash used was also impacted by payments of trade payables of $0.7 million, inventory purchases of $0.5 million, an increase in contingent liabilities of $0.4 million, and payment of accrued compensation of $0.2 million. The cash used by operating activities was partially offset by increased customer collections of $4.9 million, an increase in accrued expenses and other liabilities of $0.5 million, and a decrease in prepaid and other assets of $0.1 million.

Cash Flows from Investing Activities. During the six months ended June 30, 2026, the primary use of net restricted cash and cash equivalents was the purchase of computer equipment. During the six months ended June 30, 2025, the primary use of net restricted cash and cash equivalents was the payment of amounts related to the acquisition of SOLOSEC which had previously been recorded as accounts payable.

Cash Flows from Financing Activities. During the six months ended June 30, 2026, the primary source of net restricted cash and cash equivalents was the $0.7 million received from HUB in advance of the July 2026 HUB Note and the financing agreement with First Insurance Funding for total net proceeds to the Company of $0.4 million. These proceeds were partially offset by the payment of short-term debt and Notes – carried at fair value of $0.5 million. During the six months ended June 30, 2025, the primary source of net restricted cash and cash equivalents was related to the Aditxt Notes and the financing agreement with First Insurance Funding for total net proceeds to the Company of approximately $2.8 million, partially offset by the payment of short-term debt of $0.4 million.

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

Contractual Obligations and Commitments

Operating Leases

Operating lease right-of-use assets and lease liabilities were $0.1 million each on June 30, 2026 and were $0.2 million each on December 31, 2025. See Note 7- Commitments and Contingencies for more detailed discussions on leases and financial statements information under ASC 842, Leases.

Other Contractual Commitments

As described in Note 7 - Commitments and Contingencies, in November 2019, the Company entered into a supply and manufacturing agreement with a third-party to manufacture PHEXX, with potential to manufacture other product candidates, in accordance with all applicable current good manufacturing practice regulations. There were approximately $0.4 million and $1.3 million in purchases under the supply and manufacturing agreement for the three and six months ended June 30, 2026, respectively. There were $0.1 million and $0.8 million in purchases under the supply and manufacturing agreement for the three and six months ended June 30, 2025, respectively.

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

Intellectual Property Rights

As described in Note 7 - Commitments and Contingencies, the Company no longer owes royalties to Rush University pursuant due to the expiration of the Rush patent.

As described in Note 7 - Commitments and Contingencies, as of July 14, 2024, the Company is obligated to pay a quarterly royalty in amounts equal to a certain percentage of the SOLOSEC U.S. net revenue. There are no minimum quarterly or annual royalty payment amounts. Such royalty costs were less than $0.1 million for the three and six months ended June 30, 2026, respectively, and no milestones triggering payment of any contingent liabilities were attained. Such royalty costs were less than $0.1 million for each of the three and six months ended June 30, 2025. As of June 30, 2026, $0.1 million and $1.2 million related to the estimated fair value of the future payments related to the SOLOSEC acquisition, including sales-based payments, one-time payment, and quarterly royalty payments, was included in contingent liabilities – current and contingent liabilities – noncurrent, respectively, in the condensed consolidated balance sheet. Such amounts were $0.1 million and $4.6 million, respectively, as of December 31, 2025.

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

Notwithstanding the conclusion by our CEO and CFO that our Disclosure Controls as of June 30, 2026 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described more fully under Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, management believes that the interim condensed consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows as of the date presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

Remediation Activities:

During the current year, management continued implementation of its remediation plan, including strengthening review controls over financial reporting, enhancing documentation of accounting policies, and increasing oversight of the financial reporting process. Management continues to evaluate the material weaknesses discussed above and is implementing its remediation plan. However, assurance as to when the remediation efforts will be complete cannot be provided and the material weaknesses cannot be considered remedied until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Management cannot assure readers that the measures that have been taken to date, and are continuing to be implemented, will be sufficient to remediate the material weaknesses identified or to avoid potential future material weaknesses.

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

During the three months ended June 30, 2026, none of our directors or officers entered into, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that were intended to satisfy the affirmative defense conditions of Rule 10b5-1, in each case as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index.

EXHIBIT INDEX

Exhibit			Filed	Incorporated by Reference
No.		Exhibit Title	Herewith	Form	File No.	Date Filed
10.1		Fourth Amendment to Adjuvant Securities Purchase Agreement dated as of April 10, 2026		8-K	001-36754	4/16/2026
10.2		Exclusive Distributorship Agreement dated as of April 24, 2026		8-K	001-36754	4/30/2026
10.3		Promissory Note dated July 8, 2026		8-K	001-36754	7/14/2026
31.1	*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	†	Inline XBRL Instance Document	X
101.SCH	†	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	†	Inline XBRL Definition Linkbase Document	X
101.LAB	†	Inline XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104		Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

*	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation by reference language in such filing.
†	The financial information of Evofem Biosciences, Inc. on Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 filed on August 14, 2026 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Operations, (iv) the Condensed Consolidated Statements of Convertible and Redeemable Preferred Stock and Stockholders’ Deficit, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVOFEM BIOSCIENCES, INC.

Date: August 14, 2026	By:	/s/ Ivy Zhang
Ivy Zhang
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

