Form 10-Q
period 2026-09-30
Evofem Biosciences, Inc.
filed 2026-11-13
CIK 1618835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

The number of shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding as of November 9, 2026 was 132,530,081.

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

These forward-looking statements include, among other things, statements about:

●	our ability to continue as a going concern;
●	our ability to remediate the material weaknesses in our internal controls and procedures identified by management;
●	our ability to obtain necessary approvals of any corporate action(s) needing stockholder or other approvals;
●	our ability to effect the proposed reverse stock split, if determined appropriate by our Board of Directors, and the potential effects of such transaction on our stockholders and trading market;
●	our ability to maintain an active trading market for our Common Stock;
●	our ability to file Annual and Quarterly Reports on a timely basis;
●	our ability to obtain sufficient additional capital, refinance or restructure existing indebtedness, and maintain adequate liquidity to fund our operations and satisfy our obligations as they become due;
●	our ability to negotiate extensions, amendments or other restructuring arrangements with holders of our outstanding indebtedness;
●	our ability to successfully execute our strategic initiatives, including potential licensing arrangements, commercial partnerships and other transactions intended to improve our liquidity and financial condition;
●	our ability to achieve and sustain profitability;
●	our estimates regarding expenses, revenues, financial performance, and capital requirements, including the length of time our capital resources will sustain our operations;
●	the Notices of Default and cancellation of Forbearance Agreement received from Future Pak, LLC and any potential legal action(s) against the Company related thereto, including that its assets that could be foreclosed upon and potential negative outcome(s) thereof;
●	our ability to comply with our debt obligations, repay or restructure outstanding indebtedness, including obligations scheduled to mature in December 2026, and avoid additional defaults, acceleration of indebtedness or enforcement actions by our creditors;
●	our ability to successfully commercialize PHEXX® (lactic acid, citric acid and potassium bitartrate) vaginal gel (PHEXX) (formerly known as PHEXXI®) and SOLOSEC® (secnidazole) 2g oral granules (SOLOSEC);
●	estimates regarding market size;
●	estimates regarding health care providers’ (HCPs’) recommendations of PHEXX and SOLOSEC to patients;
●	the rate and degree of market acceptance of PHEXX and SOLOSEC;
●	our ability to successfully commercialize and distribute our products and continue to develop our sales and marketing capabilities;
●	our strategic plans for our business, including the commercialization of our products;
●	the potential for changes to current regulatory mandates requiring health insurance plans to cover U.S. Food and Drug Administration (FDA) -cleared or -approved contraceptive products without cost sharing;
●	our ability to obtain or maintain third-party payer coverage and adequate reimbursement, and our reliance on the willingness of patients to pay out-of-pocket for our products absent full or partial third-party payer reimbursement;
●	our ability to protect and defend our intellectual property position and our reliance on third party licensors;
●	our ability to obtain additional patent protection for our products;
●	our dependence on third parties for the manufacture of our products;
●	our ability to expand our organization to accommodate potential growth; and
●	our ability to retain and attract key personnel.

Forward-looking statements are based on management’s current expectations, assumptions and estimates and are subject to significant risks, uncertainties and other factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by such statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. All forward-looking statements are qualified in their entirety by this cautionary statement. These risks and uncertainties include, among others, those described in this Quarterly Report and under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, as well as in our subsequent filings with the Securities and Exchange Commission (SEC). You should read this Quarterly Report and the documents that we have filed as exhibits hereto and incorporated by reference herein together with our other filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time, that management cannot predict or assess. The forward-looking statements contained in this Quarterly Report speak only as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

This Quarterly Report contains estimates and other statistical data prepared by independent third parties and by the Company relating to market size, growth and other industry information. Such estimates and data involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value and share data)

	As of
	September 30, 2026	December 31, 2025
Assets
Current assets:
Restricted cash and cash equivalents	$317	$578
Trade accounts receivable, net	3,663	12,480
Inventories	1,232	1,129
Prepaid and other current assets	749	1,097
Total current assets	5,961	15,284

Property and equipment, net	409	418
Operating lease right-of-use assets	87	182
Intangible asset, net (Note 7)	762	4,348
Other noncurrent assets	42	42
Total assets	$7,261	$20,274
Liabilities, convertible and redeemable preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$11,152	$13,153
Notes - carried at fair value (Note 4)	16,394	20,097
Notes - carried at fair value - related party (Note 4)	1,046	1,352
Convertible notes - Adjuvant - related party (Note 4)	34,648	32,770
Short-term debt	1,006	147
Accrued expenses	1,815	1,292
Accrued compensation	1,957	2,587
Operating lease liabilities – current	86	128
Derivative liabilities	5,401	1,006
Contingent liabilities - current (Note 7)	316	272
Other current liabilities	10,955	12,016
Total current liabilities	84,776	84,820
Operating lease liabilities – noncurrent	1	54
Contingent liabilities - noncurrent (Note 7)	1,246	4,837
Total liabilities	86,023	89,711
Commitments and contingencies (Note 7)
Convertible and redeemable preferred stock, $0.0001 par value, senior to Common Stock
Series E-1, F-1 and G-1 convertible and redeemable preferred stock, 10,000, 95,000 and 5,000 shares authorized; 3,192 and 2,412 shares of E-1 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively; 26,280 shares of F-1 issued and outstanding at both September 30, 2026 and December 31, 2025, and 1,624 and 1,618 shares of G-1 issued and outstanding at September 30, 2026 and December 31, 2025, respectively	5,165	4,899
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no equity classified shares issued and outstanding as of both September 30, 2026 and December 31, 2025	-	-
Common Stock, $0.0001 par value; 3,000,000,000 shares authorized; 132,530,081 and 126,685,925 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	13	13
Additional paid-in capital	831,875	831,859
Accumulated other comprehensive loss	(2,661)	(8,818)
Accumulated deficit	(913,154)	(897,390)
Total stockholders’ deficit	(83,927)	(74,336)
Total liabilities, convertible and redeemable preferred stock and stockholders’ deficit	$7,261	$20,274

See accompanying notes to the condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Product sales, net	$4,628	$4,952	$8,160	$10,622

Operating Expenses:
Cost of goods sold	750	905	1,671	2,025
Gain on change in accounting estimates on contingent royalty liability (Note 7)	-	(1,933)	-	(1,933)
Amortization of intangible asset	15	80	104	410
Research and development, net	341	470	1,553	(3,819)
Selling and marketing	1,534	2,391	5,702	7,616
General and administrative	1,248	2,088	5,448	6,296
Total operating expenses, net	3,888	4,001	14,478	10,595
Income (loss) from operations	740	951	(6,318)	27
Other income (expense), net:
Interest income	-	3	5	13
Other expense, net	(843)	(682)	(2,193)	(1,944)
Loss on debt extinguishment	(405)	-	(2,597)	-
Change in fair value of financial instruments	1,512	(1,845)	(4,395)	(490)
Total other income (expense), net	264	(2,524)	(9,180)	(2,421)
Income (loss) before income tax benefit (expense)	1,004	(1,573)	(15,498)	(2,394)
Income tax benefit (expense)	-	4	1	(3)
Net income (loss)	1,004	(1,569)	(15,497)	(2,397)
Convertible and redeemable preferred stock deemed dividends	(139)	(111)	(267)	(115)
Net income (loss) attributable to common stockholders	$865	$(1,680)	$(15,764)	$(2,512)
Net income (loss) per share attributable to common stockholders:
Basic	$0.01	$(0.01)	$(0.12)	$(0.02)
Diluted	$(0.00)	$(0.01)	$(0.12)	$(0.02)
Weighted-average shares used to compute net income (loss) per share attributable to common shareholders:
Basic	137,337,773	124,385,785	135,989,122	121,037,306
Diluted	6,814,698,261	124,385,785	135,989,122	121,037,306

See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net income (loss)	$1,004	$(1,569)	$(15,497)	$(2,397)
Other comprehensive income (loss):
Change in fair value of financial instruments attributed to credit risk change (Note 4)	2,319	(4,162)	3,560	(4,088)
Reclassification adjustment related to debt extinguishment	405	-	2,597	-
Comprehensive income (loss)	$3,728	$(5,731)	$(9,340)	$(6,485)

See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE AND REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands, except share data)

	Series E-1 Convertible and Redeemable Preferred Stock		Series F-1 Convertible and Redeemable Preferred Stock		Series G-1 Convertible and Redeemable Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of December 31, 2025	2,412	$2,077	26,280	$2,803	1,618	$19	126,685,925	$13	$831,859	$(8,818)	$(897,390)	$(74,336)
Issuance of Common Stock upon noncash conversion of Series G-1 Shares	-	-	-	-	(90)	(1)	5,844,156	-	1	-	-	1
Stock-based compensation	-	-	-	-	-	-	-	-	15	-	-	15
Change in fair value of financial instruments attributed to credit risk change (Note 4)	-	-	-	-	-	-	-	-	-	2,175	-	2,175
Series E-1 and G-1 Shares dividends	176	17	-	-	33	3	-	-	-	-	(20)	(20)
Net loss	-	-	-	-	-	-	-	-	-	-	(5,465)	(5,465)
Balance as of March 31, 2026	2,588	$2,094	26,280	$2,803	1,561	$21	132,530,081	$13	$831,875	$(6,643)	$(902,875)	$(77,630)
Change in fair value of financial instruments attributed to credit risk change (Note 4)	-	-	-	-	-	-	-	-	-	(934)	-	(934)
Extinguishment of certain Exchanged SSNs	-	-	-	-	-	-	-	-	-	2,192	-	2,192
Series E-1 and G-1 Shares dividends	248	99	-	-	31	9	-	-	-	-	(108)	(108)
Net loss	-	-	-	-	-	-	-	-	-	-	(11,036)	(11,036)
Balance as of June 30, 2026	2,836	$2,193	26,280	$2,803	1,592	$30	132,530,081	$13	$831,875	$(5,385)	$(914,019)	$(87,516)
Change in fair value of financial instruments attributed to credit risk change (Note 4)	-	-	-	-	-	-	-	-	-	2,319	-	2,319
Extinguishment of certain Exchanged SSNs	-	-	-	-	-	-	-	-	-	405	-	405
Series E-1 and G-1 Shares dividends	356	130	-	-	32	9	-	-	-	-	(139)	(139)
Net income	-	-	-	-	-	-	-	-	-	-	1,004	1,004
Balance as of September 30, 2026	3,192	$2,323	26,280	$2,803	1,624	$39	132,530,081	$13	$831,875	$(2,661)	$(913,154)	$(83,927)

	Series E-1 Convertible and Redeemable Preferred Stock		Series F-1 Convertible and Redeemable Preferred Stock		Series G-1 Convertible and Redeemable Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance as of December 31, 2024	2,068	$1,979	26,280	$2,803	-	-	113,356,354	$11	$829,026	$(2,630)	$(897,664)	$(71,257)
Stock-based compensation	-	-	-	-	-	-	-	-	70	-	-	70
Change in fair value of financial instruments attributed to credit risk change (Note 4)	-	-	-	-	-	-	-	-	-	647	-	647
Series E-1 Shares dividends	53	3	-	-	-	-	-	-	-	-	(3)	(3)
Net income	-	-	-	-	-	-	-	-	-	-	956	956
Balance as of March 31, 2025	2,121	$1,982	26,280	$2,803	-	-	113,356,354	$11	$829,096	$(1,983)	$(896,711)	$(69,587)
Issuance of Common Stock upon noncash exercise of purchase rights	-	-	-	-	-	-	5,300,000	1	1	-	-	2
Issuance of Aditxt Notes – Related Party (Note 4)	-	-	-	-	-	-	-	-	2,296	-	-	2,296
Stock-based compensation	-	-	-	-	-	-	-	-	31	-	-	31
Change in fair value of financial instruments attributed to credit risk change (Note 4)	-	-	-	-	-	-	-	-	-	(573)	-	(573)
Series E-1 Shares dividends	179	1	-	-	-	-	-	-	-	-	(1)	(1)
Net loss	-	-	-	-	-	-	-	-	-	-	(1,784)	(1,784)
Balance as of June 30, 2025	2,300	$1,983	26,280	$2,803	-	-	118,656,354	$12	$831,424	$(2,556)	$(898,496)	$(69,616)
Issuance of Common Stock upon noncash exercise of purchase rights	-	-	-	-	-	-	5,300,000	-	-	-	-	-
Issuance of Series G-1 convertible and redeemable preferred stock upon conversion of convertible notes (Note 8)	-	-	-	-	1,573	-	-	-	369	-	-	369
Stock-based compensation	-	-	-	-	-	-	-	-	23	-	-	23
Change in fair value of financial instruments attributed to credit risk change (Note 4)	-	-	-	-	-	-	-	-	-	(4,162)	-	(4,162)
Series E-1 and G-1 Shares dividends	282	106	-	-	14	5	-	-	-	-	(111)	(111)
Net loss	-	-	-	-	-	-	-	-	-	-	(1,569)	(1,569)
Balance as of September 30, 2025	2,582	$2,089	26,280	$2,803	1,587	$5	123,956,354	$12	$831,816	$(6,718)	$(900,176)	$(75,066)

See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(15,497)	$(2,397)
Adjustments to reconcile net loss to net restricted cash and cash equivalents used in operating activities:
Loss on debt extinguishment	2,597	-
Gain on change in accounting estimates on contingent royalty liability	-	(1,933)
Change in fair value of financial instruments	4,395	490
Inventory write-down for excess & obsolescence	337	178
Loss on contingent liability	132	25
Stock-based compensation	15	124
Depreciation	11	14
Amortization of intangible asset	104	410
Noncash interest expense	1,922	1,760
Noncash right-of-use asset amortization	95	95
Net loss on disposal or impairment of property and equipment	-	20
Gain on accounts payable and accrued expenses settlements	(312)	(5,618)
Changes in operating assets and liabilities:
Trade accounts receivable	8,817	5,397
Inventories	(130)	(285)
Prepaid and other assets	348	500
Accounts payable	(2,262)	(1,365)
Accrued expenses and other liabilities	(303)	1,016
Accrued compensation	(630)	115
Contingent liabilities	(169)	(475)
Operating lease liabilities	(95)	(94)
Net restricted cash and cash equivalents used in operating activities	(625)	(2,023)
Cash flows from investing activities:
Payments related to intangible asset acquisition	-	(57)
Purchases of property and equipment	(2)	(2)
Net restricted cash and cash equivalents used in investing activities	(2)	(59)
Cash flows from financing activities:
Proceeds from issuance of Aditxt Notes – Related Party	-	2,425
Borrowings under short-term debt	1,068	383
Payments under short-term debt and Notes – carried at fair value	(702)	(627)
Net restricted cash and cash equivalents provided by financing activities	366	2,181
Net change in restricted cash and cash equivalents	(261)	99
Restricted cash and cash equivalents, beginning of period	578	741
Restricted cash and cash equivalents, end of period	$317	$840
Supplemental disclosure of noncash investing and financing activities:
Addition to ROU asset and lease liability due to new leases	$-	$201
Exchange of convertible notes to Series G-1 convertible and redeemable preferred stock	-	369
Series E-1 Shares and Series G-1 Shares deemed dividends	267	115
Issuance of Common Stock upon exercise of purchase rights	-	2
Issuance of Common Stock upon conversion of Series G-1 Shares	1	-
Net decrease in contingent liabilities	3,482	3,950

See accompanying notes to condensed consolidated financial statements (unaudited).

EVOFEM BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation

Description of Business

Evofem is a San Diego-based commercial-stage biopharmaceutical company committed to commercializing innovative products to address unmet needs in women’s sexual and reproductive health. The Company’s first commercial product, PHEXX®, was approved by the FDA on May 22, 2020, for the prevention of pregnancy and launched in the U.S. in September 2020. PHEXX is the first and only non-hormonal prescription contraceptive vaginal gel. Women use it when they have sex, applying PHEXX 0-60 minutes prior to intercourse. Because PHEXX is hormone-free and non-systemic, it is not associated with the common side effects of hormonal contraceptive methods, which include depression, weight gain, headaches, loss of libido, mood swings and irritability. Taking hormones may not be right for some women, especially those with certain medical conditions including but not limited to, blood clotting disorders, hormone-sensitive cancers, diabetes, those who have a BMI over 30, as well as women who are breast feeding, and / or who smoke. Per the National Center for Health Statistics (NCHS), based on data from the 2022-2023 National Survey of Family Growth, approximately 15.9 million women1 in the U.S. do not want to get pregnant and will not use a hormonal contraceptive.

The Company acquired global rights to SOLOSEC® on July 14, 2024 and relaunched the brand in November 2024. SOLOSEC is an FDA-approved single-dose oral antimicrobial agent that provides a complete course of therapy for the treatment of two common sexual health infections – bacterial vaginosis (BV) and trichomoniasis (Trich). We believe this acquisition aligns with and helps to advance the Company’s mission to commercialize innovative and differentiated products for women’s sexual and reproductive health.

Outside the U.S., the Company’s current strategy is to commercialize its products in global markets through commercial partnerships and/or license agreements.

-	The Company licensed commercial rights to PHEXX and SOLOSEC in the Middle East and North Africa (MENA) to Pharma 1 Drug Store, LLC (Pharma 1), an emerging Emirati health care company, in July 2024 and May 2025, respectively. Pharma 1 filed for regulatory approval of PHEXX in the United Arab Emirates (UAE) in June 2025 and of SOLOSEC in the UAE in September 2025. The Emirates Drug Establishment (EDE) issued favorable pricing certificates for PHEXX in November 2025.
-	In April 2026, the Company entered into a Distributorship Agreement with Clovis Davis Pharmaceuticals, LLC. (Clovis Davis) for distribution of SOLOSEC in sub-Saharan Africa. Regulatory work is underway for SOLOSEC in Uganda, the first planned market under this agreement.

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

1 Daniels K and Abma J. Current Contraceptive Status Among Females Ages 15–49: United States, 2022–2023. NCHS Data Brief No. 539. August 2025. Data table for Figure 1, sourced from National Survey of Family Growth (NSFG) 2022–2023. https://www.cdc.gov/nchs/data/databriefs/db539.pdf

The unaudited interim condensed consolidated financial statements included in this Quarterly Report have been prepared on the same basis as the Company’s audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, cash flows, and statements of convertible and redeemable preferred stock and stockholders’ deficit for the periods presented. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results expected for the full year. The condensed consolidated balance sheet as of December 31, 2025 was derived from the 2025 Audited Financial Statements.

Reverse Stock Split

On November 26, 2025, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to effect a reverse stock split of the Company’s issued and outstanding shares of Common Stock at a ratio ranging from 1-for-500 to 1-for-1,500, with the final ratio to be determined by the Company’s Board of Directors. The Company’s board of directors has not effectuated the reverse stock split as of the date of filing of this Quarterly Report.

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

The Company’s principal operations are related to the commercialization of PHEXX and, since July 2024, SOLOSEC. Additional activities have included raising capital, identifying alternative manufacturing to lower PHEXX cost of goods sold (COGS), re-establishing the manufacturing / supply chain for SOLOSEC, seeking ex-U.S. licensing partners to add non-dilutive capital to the balance sheet and geographically diversify its revenue streams, seeking product in-licensing/acquisition opportunities to expand and diversify its U.S. revenue streams, and establishing and maintaining a corporate infrastructure to support commercial products. The Company has incurred operating losses and negative cash flows from operating activities since inception, excluding non-recurring accounts payable and accrued expenses settlements, debt extinguishments, and changes in accounting estimates in certain prior periods. As of September 30, 2026, the Company had a working capital deficit of $78.8 million and an accumulated deficit of $913.2 million.

The Company also faces significant near-term debt obligations, including the Adjuvant Notes and Exchanged Senior Subordinated Notes, which are currently scheduled to mature on December 1, 2026, subject to the terms of the applicable agreements and any subsequent amendments. The Company does not currently have sufficient liquidity to satisfy these obligations at maturity and will need to obtain additional financing, negotiate extensions or restructurings, or pursue other alternatives. There can be no assurance that the Company will be successful in doing so, and failure to satisfy or restructure these obligations could result in additional defaults, enforcement actions and other material adverse consequences to the Company’s business, financial condition and ability to continue as a going concern.

Management’s plans to meet its cash flow needs in the next 12 months includes generating recurring product revenue from PHEXX and SOLOSEC, earning milestone payments triggered by the achievement of certain regulatory milestones under the License and Supply Agreement with Pharma 1 for SOLOSEC, if achieved, generating product revenue from the sale of PHEXX and SOLOSEC to Pharma 1 and SOLOSEC to Clovis Davis for approved countries, if any, in the respective licensed Territories, restructuring its current payables, and obtaining additional funding through non-dilutive or dilutive financings, collaborations or partnerships with other companies, including license agreements for PHEXX and/or SOLOSEC in the U.S. or foreign markets, or through other potential business combinations.

The Company anticipates it will continue to incur net losses for the foreseeable future. According to management estimates, liquidity resources are not sufficient to fund its operating requirements and satisfy its obligations as they come due, for at least twelve months from the date of issuance of these interim condensed consolidated financial statements.

If the Company is not able to obtain the required funding through a significant increase in revenue, license agreements for PHEXX and/or SOLOSEC, equity or debt financings, or other means, or is unable to obtain funding on terms favorable to the Company, or if the Company’s creditors seek to enforce existing alleged defaults or additional events of default occur under its outstanding debt arrangements there will be a material adverse effect on commercialization operations and the Company’s ability to execute its strategic development plan for future growth. If the Company cannot successfully raise additional capital and implement its strategic development plan, the Company may be forced to make further reductions in spending, including spending in connection with its commercialization activities, extend payment terms with suppliers, liquidate assets where possible at a potentially lower amount than as recorded in the condensed consolidated financial statements, suspend or curtail planned operations, or cease operations entirely. Any of these could materially and adversely affect the Company’s liquidity, financial condition and business prospects, and the Company would not be able to continue as a going concern. The Company has concluded that these circumstances and the uncertainties associated with the Company’s ability to obtain additional equity or debt financing on terms that are favorable to the Company, or at all, and otherwise succeed in its future operations raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is also subject to credit risk related to its trade accounts receivable from product sales. Its customers are located in the U.S. and, starting in the fourth quarter of 2025, in the United Arab Emirates (UAE), and consist of wholesale distributors, retail pharmacies, mail-order specialty pharmacies, five sites participating in the Phase 4 NIH-funded clinical trial, and, in the UAE, its licensee, Pharma 1.

In the U.S., products are distributed primarily through three major distributors and mail-order pharmacies, which receive service fees calculated as a percentage of the gross sales and a fee-per-unit shipped or sold, respectively. These entities are not obligated to purchase any set number of units; they distribute products on demand as orders are received.

For the three and nine months ended September 30, 2026, the Company’s three largest customers combined made up approximately 80% and 72% of its gross product sales, respectively. For the three and nine months ended September 30, 2025, the Company’s three largest customers combined made up approximately 75% and 74% of its gross product sales, respectively. As of September 30, 2026 and December 31, 2025, the Company’s three largest customers combined made up 90% and 91%, respectively, of its trade accounts receivable balance.

Significant Accounting Policies

There have been no changes to the significant accounting policies that were described in Note 2 – Summary of Significant Accounting Policies of the 2025 Audited Financial Statements in the Company’s Annual Report.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of cash in checking accounts, money market funds and time deposit accounts that are subject to contractual restrictions on their use, including restrictions imposed under certain of the Company’s financing arrangements. Such amounts are classified as restricted cash and cash equivalents in the condensed consolidated balance sheets because they are not available for unrestricted general corporate purposes.

Net Income (Loss) Per Share

Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. The net income (loss) available to common stockholders is adjusted for amounts in accumulated deficit related to the deemed dividends triggered for certain financial instruments. Such adjustment was $0.1 million and $0.3 million in the three and nine months ended September 30, 2026, respectively, and was $0.1 million in each of the three and nine months ended September 30, 2025. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net income (loss) per share calculation, potentially dilutive securities are excluded from the calculation of diluted net income (loss) per share because their effect would be anti-dilutive and therefore, basic and diluted net income (loss) per share were the same for the nine months ended September 30, 2026 as well as for the three and nine months ended September 30, 2025. Potentially dilutive securities excluded from the calculation of diluted net income (loss) per share are summarized in the table below. Common shares were calculated for the convertible preferred stock and the convertible debt using the if-converted method.

The schedule of potentially dilutive securities excluded from the calculation of diluted net income (loss) per share is included below:

	Nine Months Ended September 30,
	2026	2025(1)
Options to purchase Common Stock	3,270	3,372
Warrants to purchase Common Stock	258,252,037	258,254,407
Series E-1 Shares	207,299,632	167,654,737
Series F-1 Shares	1,706,493,507	1,706,493,507
Series G-1 Shares	105,465,290	103,029,458
Purchase rights to purchase Common Stock	1,505,819,328	1,508,548,899
Convertible debt	3,152,282,731	2,923,775,388
Total(2)	6,935,615,795	6,667,759,768

(1)	The totals herein represent the potentially dilutive securities excluded from the calculation of diluted net loss per share for both the three and nine months ended September 30, 2025.
(2)	The potentially dilutive securities in the table above include all potentially dilutive securities that are not included in the diluted net loss per share as per GAAP, whereas the total Common Stock reserved for future issuance in Note 8 – Convertible and Redeemable Preferred Stock and Stockholders’ Deficit includes the shares that must legally be reserved based on the applicable instruments’ agreements.

The following table sets forth the computation of net income attributable to common shareholders, weighted average common shares outstanding for diluted net income per share, and diluted net income per share attributable to common shareholders for the three months ended September 30, 2026 (in thousands, except share and per share amounts):

Three Months Ended September 30, 2026
Numerator:
Net income attributable to common stockholders	$865
Adjustments:
Noncash interest expense on convertible debt, net of tax	638
Change in fair value of purchase rights	(1,512)
Net loss attributable to common stockholders	$(9)
Denominator:
Weighted average shares used to compute net income attributable to common stockholders, basic	137,337,773
Add:
Pro forma adjustments to reflect assumed conversion of convertible debt	3,152,282,731
Pro forma adjustments to reflect assumed exercise of outstanding purchase rights	1,505,819,328
Pro forma adjustments to reflect assumed conversion of Series E-1 Shares	207,299,632
Pro forma adjustments to reflect assumed conversion of Series F-1 Shares	1,706,493,507
Pro forma adjustments to reflect assumed conversion of Series G-1 Shares	105,465,290
Weighted average shares used to compute net income attributable to common stockholders, diluted	6,814,698,261
Net loss per share attributable to common stockholders, diluted	$(0.00)

Correction of Previously Issued Interim Condensed Consolidated Financial Statements and Prior Period Errors

In the fourth quarter of 2025, the Company identified issues with the disclosure of the weighted-average shares outstanding and the basic and diluted earnings per share calculations. First, the prefunded warrants should have been included in the weighted-average shares outstanding in the disclosure of basic and diluted earnings per share for the three and nine months ended September 30, 2025. Correcting this calculation resulted in an increase in the weighted-average shares outstanding of 4,807,692, which caused no change to net loss per share attributable to common shareholders for the three and nine months ended September 30, 2025. The Company has concluded that the impact to the previously issued interim condensed consolidated financial statements is not material. The comparative weighted-average share amounts presented in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2025 have been revised to reflect this correction.

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

No other significant new standards have been adopted during the nine months ended September 30, 2026.

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

The Company’s customers are primarily located in the U.S. and consist of wholesale distributors, retail pharmacies, mail-order specialty pharmacies, five sites participating in the Phase 4 NIH-funded clinical trial, and, in the UAE, its licensee, Pharma 1. The first order for PHEXX from the UAE was placed in late 2025 and will be manufactured for and sold to Pharma 1 following Emirates Drug Establishment approval of the product. For all customers, payment terms typically range from 31 to 66 days, include prompt pay discounts, and vary by customer. Trade accounts receivable due to the Company from contracts with its U.S. based customers are stated separately in the condensed consolidated balance sheets, net of various allowances as described in the Trade Accounts Receivable policy in Note 2 – Summary of Significant Accounting Policies to the 2025 Audited Financial Statements. Trade accounts receivable due to the Company from Pharma 1 are included in Prepaid and other current assets in the condensed consolidated balance sheets.

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

The variable consideration discussed above was recorded in the condensed consolidated balance sheets and consisted of $0.1 million and $0.5 million in contra trade accounts receivable as of September 30, 2026 and December 31, 2025, respectively and $10.6 million and $11.2 million in other current liabilities as of September 30, 2026 and December 31, 2025, respectively.

4. Debt

Baker Notes (owned by Future Pak, LLC since July 23, 2024)

On April 23, 2020, the Company entered into a Securities Purchase and Security Agreement (the Baker Bros. Purchase Agreement) with certain affiliates of Baker Bros. Advisors LP, as purchasers (the Baker Purchasers), and Baker Bros. Advisors LP, as designated agent, pursuant to which the Company agreed to issued pursuant to which the Company issued senior secured promissory notes in an aggregate principal amount of $25.0 million (the Baker Notes) and warrants to purchase shares of Common Stock. The outstanding balance, including all accrued and unpaid interest thereon, was doubled upon the delivery of a Notice of Event of Default and Reservation of Rights provided by Baker Bros. LP (the Designated Agent) in March 2023; all defaults under the Notice of Event of Default were cured by the Fourth Baker Amendment described below. The Baker Bros. Purchase Agreement was subsequently amended several times, most recently on September 8, 2023 (the Fourth Baker Amendment), to modify certain terms of the Baker Notes, including their conversion rights, repayment obligations, covenants and maturity date. The Fourth Baker Amendment also waived existing events of default, eliminated the conversion rights under the Baker Notes and extended their maturity to September 8, 2028. The warrants issued in connection with the original financing expired in 2025.

The Baker Notes bear interest at a rate of 10% per annum, with interest payable in kind. Under the Fourth Baker Amendment, the Company is required to make quarterly cash payments based on a percentage of global net product revenue, ranging from 3% to 5%, depending on the level of quarterly revenue. These payments, together with a $1.0 million upfront payment made in September 2023, reduce the applicable repurchase price of the Baker Notes. As of September 30, 2026, cumulative quarterly cash payments totaled approximately $1.6 million.

The Fourth Baker Amendment also provides the Company with the right to repurchase the Baker Notes at specified amounts during designated periods. For the period from September 9, 2026 through September 8, 2027, the repurchase price is $22.3 million, less applicable reductions, increasing to $25.0 million, less applicable reductions, for the period from September 9, 2027 through September 8, 2028. If the Company fails to repurchase the Baker Notes by September 8, 2028, or upon certain events of default, the holders may seek payment of the outstanding principal and accrued interest in accordance with the terms of the Baker Bros. Purchase Agreement.

On July 23, 2024, the Baker Notes were assigned to Future Pak, LLC (Future Pak). The Company accounted for the assignment as a debt extinguishment and recognized the reassigned Baker Notes at fair value. The Baker Notes are accounted for under the fair value option pursuant to ASC 825, with changes in fair value attributable to the Company’s own credit risk recognized in other comprehensive income (loss) and other changes in fair value recognized in the condensed consolidated statements of operations.

As of September 30, 2026, the Baker Notes had an aggregate outstanding principal and accrued interest balance of approximately $129.4 million and a fair value of approximately $12.8 million. As of December 31, 2025, the corresponding amounts were approximately $120.5 million and $15.5 million, respectively. Interest accrued during the three and nine months ended September 30, 2026 was approximately $3.2 million and $9.4 million, respectively, and was added to the outstanding principal balance.

Notices of Default

On September 27, 2024, Future Pak, as designated agent, delivered a notice alleging events of default under the Baker Bros. Purchase Agreement arising from certain payment arrangements entered into by the Company with existing creditors, including the U.S. Department of Health and Human Services. Future Pak subsequently delivered amended notices on October 27, 2024 and November 8, 2024, alleging additional defaults, including the Company’s failure to maintain a minimum cash balance and timely deliver certain financial and operating reports. Future Pak also asserted that the applicable forbearance agreement had terminated and that repayment obligations under the Baker Notes had been accelerated. Under the Baker Bros. Purchase Agreement, upon certain events of default, holders may elect to require the Company to repurchase their Baker Notes at an amount equal to two times the outstanding principal and accrued interest, subject to the terms of the applicable agreements. The Company disputes the alleged events of default and Future Pak’s asserted rights and remedies. As of September 30, 2026, the alleged defaults had not been waived or cured. The Company intends to contest any attempt by Future Pak to enforce its asserted rights and remedies under the Baker Bros. Purchase Agreement. If Future Pak successfully enforces such rights, the Company could face substantial payment obligations or foreclosure upon its assets, which could materially adversely affect its liquidity, financial condition, operations and ability to continue as a going concern.

See Note 6 — Fair Value of Financial Instruments for additional information regarding the valuation of the Baker Notes.

Adjuvant Notes

On October 14, 2020, the Company entered into a Securities Purchase Agreement (as amended, the Adjuvant Purchase Agreement) with Adjuvant Global Health Technology Fund, L.P., and Adjuvant Global Health Technology Fund DE, L.P. (collectively, Adjuvant), pursuant to which the Company issued unsecured convertible promissory notes in aggregate principal amount of $25.0 million (the Adjuvant Notes).

The Adjuvant Notes bear interest at 7.5% per annum on a quarterly basis in arrears, payable-in-kind and are convertible into shares of the Company’s Common Stock at the option of Adjuvant, subject to applicable beneficial ownership limitations, currently at 19.99%.

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

As of September 30, 2026, the conversion price was $0.0154 per share, and the outstanding principal amount was convertible into 2,249,877,512 shares of Common Stock, subject to beneficial ownership limitations. See Note 8 — Convertible and Redeemable Preferred Stock and Stockholders’ Deficit for additional information regarding related purchase rights and prior exchanges of Adjuvant Notes for preferred stock.

On April 10, 2026, the Company and Adjuvant entered into the Fourth Amendment to the Adjuvant Purchase Agreement, which extended the maturity date of the Adjuvant Notes to the earlier of (i) October 10, 2026, (ii) at Adjuvant’s election, the consummation of a change of control, and (iii) acceleration of the Adjuvant Notes in accordance with their terms. The Fourth Amendment also restricted prepayment of the Adjuvant Notes prior to October 10, 2026 without Adjuvant’s prior written consent.

On October 9, 2026, the Company and Adjuvant entered into the Fifth amendment to the Adjuvant Purchase Agreement (the Adjuvant Fifth Amendment). which further extended the maturity date to the earlier of (i) December 1, 2026, (ii) at Adjuvant’s election, the consummation of a change of control, and (iii) acceleration of the Adjuvant Notes in accordance with their terms. The Fifth Amendment also prohibits prepayment prior to December 1, 2026 without Adjuvant’s prior written consent. See Note 10 — Subsequent Events.

The Adjuvant Notes are accounted for in accordance with authoritative guidance for convertible debt instruments and are classified as current liabilities in the condensed consolidated balance sheets. The aggregate proceeds of $25.0 million were initially classified as restricted cash for financial reporting purposes due to contractual stipulations that specify the types of expenses the money can be spent on and how it must be allocated. The conversion feature was evaluated in accordance with ASC 815, Derivatives and Hedging (ASC 815), determined to represent an embedded derivative, and was bifurcated and classified as part of stockholders’ deficit as of September 30, 2026. See Note 6 - Fair Value of Financial Instruments for a description of the accounting treatment for the Adjuvant Purchase Rights. As of September 30, 2026, the Adjuvant Notes are recorded in the condensed consolidated balance sheet as short-term convertible notes – Adjuvant – related party with a total balance of $34.6 million. The balance is comprised of $22.5 million in principal and $12.1 million in accrued interest. As of December 31, 2025, the Adjuvant Notes were recorded in the condensed consolidated balance sheet as short-term convertible notes – Adjuvant – related party with a total balance of $32.8 million. The balance was comprised of $22.5 million in principal and $10.3 million in accrued interest.

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

Assuming conversion of the entire outstanding principal at the applicable conversion price per share, the Exchanged SSNs could be converted into 631,632,127 shares of Common Stock as of September 30, 2026.

The Exchanged SSNs’ interest rates are subject to increase to 12% upon an event of default and the Exchanged SSNs have no Company right to prepayment prior to maturity; however, the Company has the option to redeem the Exchanged SSNs at a redemption premium of 32.5%. The purchasers of the Exchanged SSNs can also require the Company to redeem their respective Exchanged SSNs a) at the respective premium rate tied to the occurrence of certain subsequent transactions, and b) in the event of subsequent placements (as defined). Also, pursuant to the terms of the Restructuring Agreements, purchasers have certain rights to participate in subsequent issuances of the Company’s securities, subject to certain exceptions. The conversion price for the Exchanged SSNs was $0.0154 as of September 30, 2026.

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

The Company also evaluated the Warrants in accordance with ASC 480 and as of both September 30, 2026 and December 31, 2025, determined the warrants should be classified as equity instruments as of each date.

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

On June 29, 2026, and July 2, 2026, HUB Cyber Security Ltd. (HUB), a foreign private issuer incorporated in Israel and listed on Nasdaq, acquired a portion of the Exchanged SSNs from certain of the original holders (the June 2026 SSN Purchase and the July 2026 SSN Purchase, together the 2026 SSN Purchases). The Company was not involved in either transaction and did not receive any remuneration as part of the transactions. The portion of the Exchanged SSNs that were sold to HUB are included within the Exchanged SSNs since they have the same terms and maturity date as the Exchanged SSNs. As of September 30, 2026, the principal of the Exchanged SSNs owned by HUB was $9.4 million.

Upon each of the 2026 SSN Purchases, the Company reviewed the Exchanged SSNs in accordance with ASC 470. The portion of the Exchanged SSNs that were sold to HUB, having been effectively terminated in each purchase, were extinguished on June 29, 2026 and July 2, 2026, resulting in removing the fair value of the effected Exchanged SSNs of $2.4 million and $1.1 million, respectively, and reclassifying the related accumulated other comprehensive loss of $2.2 million and $0.4 million, respectively. The effected Exchanged SSNs were recorded at fair value as of the date of each of the 2026 SSN Purchase and subsequently extinguished. This resulted in the recognition of a loss of $2.2 million and $0.4 million, respectively, as of the dates of the extinguishment. All Exchanged SSNs were subsequently recorded at fair value as of September 30, 2026 using the valuation methods discussed in Note 6 – Fair Value of Financial Instruments.

Aditxt Notes and Warrants

On April 8, 2025 and June 26, 2025, the Company entered into securities purchase agreements with Aditxt, Inc. pursuant to which the Company issued unsecured senior subordinated convertible notes in the aggregate original principal amounts and warrants to purchase shares of Common Stock as listed in the chart below. The Company received approximately $2.4 million in aggregate net proceeds from these transactions.

The Aditxt Notes bear interest at 8% per annum, increasing to 12% upon certain events of default, and mature on April 8, 2028 and June 26, 2028, respectively. As of September 30, 2026, the conversion price of the Aditxt Notes and the exercise price of the Aditxt Warrants was $0.0154 per share, subject to adjustment under the applicable agreements. At such conversion price, the outstanding principal amount of the Aditxt Notes was convertible into approximately 270,773,092 million shares of Common Stock, subject to beneficial ownership limitations. The Aditxt Notes also contain certain redemption rights, including a 32.5% redemption premium, and participation rights in subsequent securities offerings, subject to the terms of the applicable agreements.

The Company evaluated the Aditxt Notes in accordance with ASC 480 and determined that the notes were all liability instruments at issuance. The notes were then evaluated in accordance with the requirements of ASC 825 and the Company concluded that they were not precluded from electing the fair value option.

The Company evaluated the Aditxt Warrants in accordance with ASC 480 and ASC 815 and concluded that the instruments meet the criteria for classification as equity as of September 30, 2026 and December 31, 2025.

As of September 30, 2026, the Aditxt Notes had an aggregate outstanding principal and accrued interest balance of approximately $4.2 million and a fair value of approximately $1.0 million, compared with approximately $3.9 million and $1.4 million, respectively, as of December 31, 2025. See Note 6 — Fair Value of Financial Instruments and Note 8 — Convertible and Redeemable Preferred Stock and Stockholders’ Deficit for additional information.

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

Short-term Debt

July 2026 HUB Note

On July 8, 2026, the Company issued a subordinated promissory note with HUB providing for the sale and issuance of a subordinated note due in the aggregate original principal and net proceeds amount of $0.7 million (the July 2026 HUB Note), which was recorded in short-term debt in the condensed consolidated balance sheet. The July 2026 HUB Note bears interest at a rate of 12% per annum and matures on June 8, 2027, at which time all outstanding principal, accrued and unpaid interest and applicable fees become due and payable.

The July 2026 HUB Note contains customary affirmative and negative covenants, including restrictions on the Company’s ability to enter into mergers, consolidations and other business combinations, dispose of substantially all of its assets, materially change its business operations, amend its organizational documents or undertake certain other corporate actions without HUB’s prior written consent. The July 2026 HUB Note also contains customary events of default, including failure to make required payments when due.

As of September 30, 2026, the July 2026 HUB Note had an aggregate outstanding principal, accrued interest, and accrued fees balance of approximately $0.7 million within short-term debt in the condensed consolidated balance sheet.

Insurance Premium Finance Agreement

In June 2025, the Company entered into an insurance premium finance agreement with First Insurance Funding (FIF) to finance a portion of its current year’s D&O and general insurance policies. The total amount financed was $0.4 million at an annual interest rate of 7.82%. The Company made eight equal payments, commencing in August 2025. As the balance was paid in full during the first quarter of 2026, the interest expense, included in other expense, net, in the condensed consolidated statements of operations, was zero and immaterial for the three and nine months ended September 30, 2026, respectively.

On May 29, 2026, the Company entered into an insurance premium finance agreement with FIF to finance a portion of its current year’s D&O and general insurance policies. The total amount financed was $0.4 million at an annual interest rate of 7.15%. The Company will make ten equal payments, the first of which was paid in July 2026. The related interest expense, included in other expense, net, in the condensed consolidated statements of operations, was immaterial for the three and nine months ended September 30, 2026.

5. Balance Sheet Details

Inventories

Inventories consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$329	$206
Work in process	429	301
Finished goods	474	622
Total	$1,232	$1,129

Prepaid and Other Current Assets

Prepaid and other current assets consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Insurance	$283	$436
Receivable from Pharma 1	188	377
Short-term deposits	126	131
Other	152	153
Total	$749	$1,097

Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	Useful Life	September 30, 2026	December 31, 2025
Research equipment	5 years	$96	$96
Computer equipment and software	3 years	37	36
Construction in-process	-	402	402
		535	534
Less: accumulated depreciation		(126)	(116)
Total, net		$409	$418

Depreciation expense for property and equipment was immaterial in each of the three and nine months ended September 30, 2026 and 2025.

Intangible Asset, Net

Intangible asset, net, consists of the following (in thousands):

	Useful Life	September 30, 2026	December 31, 2025
Intellectual property	16 years	$1,984	$5,466
Less: accumulated amortization		(1,222)	(1,118)
Total, net		$762	$4,348

The Company’s intangible asset consists of intellectual property acquired in connection with the SOLOSEC asset acquisition in July 2024 and as described further in Note 7 – Commitments and Contingencies, the useful life is based on the SOLOSEC IP patent expiration. Amortization expense was immaterial and $0.1 million in the three and nine months ended September 30, 2026, respectively. Amortization expense was $0.1 million and $0.4 million in the three and nine months ended September 30, 2025, respectively. Amortization expense is expected to be immaterial for the remainder of 2026 and approximately $0.1 million in each subsequent year until the intangible asset is fully amortized, which will be in approximately 13.7 years. As described in Note 2 – Summary of Significant Accounting Policies, the intangible asset value is adjusted at each reporting date in conjunction with the mark-to-market adjustment of the contingent liabilities, which could impact the expected amortization. The intangible asset fair value was decreased by $0.1 million and $3.5 million in the three and nine months ended September 30, 2026, respectively. The intangible asset fair value was increased by $0.6 million and decreased by $3.9 million in the three and nine months ended September 30, 2025, respectively.

6. Fair Value of Financial Instruments

Fair Value of Financial Liabilities

The following tables summarize the Company’s convertible debt instruments as of September 30, 2026 and December 31, 2025, respectively (in thousands):

	Principal	Accrued	Net Carrying	Fair Value
As of September 30, 2026	Amount	Interest	Amount	Amount	Leveling
Baker Notes(1)(2)	$129,448	$-	$129,448	$12,777	Level 3
Adjuvant Notes(3)	22,500	12,148	34,648	N/A	N/A
Exchanged SSNs(1) (4)	9,727	-	9,727	3,617	Level 3
Aditxt Notes(1)	4,170	-	4,170	1,046	Level 3
Totals	$165,845	$12,148	$177,993	$17,440	N/A

	Principal	Accrued	Net Carrying	Fair Value
As of December 31, 2025	Amount	Interest	Amount	Amount	Leveling
Baker Notes(1)(2)	$120,510	$-	$120,510	$15,510	Level 3
Adjuvant Notes(3)	22,500	10,270	32,770	N/A	N/A
Exchanged SSNs(1)	9,191	-	9,191	4,587	Level 3
Aditxt Notes(1)	3,928	-	3,928	1,352	Level 3
Totals	$156,129	$10,270	$166,399	$21,449	N/A

(1)	These liabilities were carried at fair value in the condensed consolidated balance sheets as of the applicable reporting date. As such, the principal and accrued interest was included in the determination of fair value. The related debt issuance costs were expensed.
(2)	The Baker Notes principal amount includes $45.8 million and $36.4 million of interest paid in-kind as of September 30, 2026 and December 31, 2025, respectively.
(3)	The Adjuvant Notes are recorded in the condensed consolidated balance sheets at their net carrying amount which includes principal and accrued interest.
(4)	As discussed in Note 4 – Debt, this includes the portion of the Exchanged SSNs that were acquired by HUB.

The following tables summarize the Company’s derivative liabilities as of September 30, 2026 and December 31, 2025 as discussed in Note 8 – Convertible and Redeemable Preferred Stock and Stockholders’ Deficit (in thousands):

	Fair Value
	September 30, 2026	December 31, 2025	Leveling
Purchase rights	$5,401	$1,006	Level 3
Total derivative liabilities	$5,401	$1,006

Change in Fair Value of Level 3 Financial Liabilities

The following table summarizes the changes in Level 3 financial liabilities related to Baker Notes, Exchanged SSNs, and Aditxt Notes measured at fair value on a recurring basis for the three and nine months ended September 30, 2026 (in thousands):

	Baker Notes (Assigned to Future Pak; Note 4)	Total Exchanged SSNs and Aditxt Notes (Note 4)	Total
Balance at June 30, 2026	$14,425	$5,410	$19,835
Payments	(76)	-	(76)
Extinguishment/conversion	-	(1,051)	(1,051)
Balance at issuance	-	1,051	1,051
Change in fair value presented in the condensed consolidated statement of comprehensive operations	(1,572)	(747)	(2,319)
Balance at September 30, 2026	$12,777	$4,663	$17,440

	Baker Notes (Assigned to Future Pak; Note 4)	Total Exchanged SSNs and Aditxt Notes (Note 4)	Total
Balance at December 31, 2025	$15,510	$5,939	$21,449
Payments	(449)	-	(449)
Extinguishment/conversion	-	(3,415)	(3,415)
Balance at issuance	-	3,415	3,415
Change in fair value presented in the condensed consolidated statement of comprehensive operations	(2,284)	(1,276)	(3,560)
Balance at September 30, 2026	$12,777	$4,663	$17,440

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

The following table summarizes the changes in Level 3 financial liabilities related to derivative liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2026 (in thousands):

	Purchase Rights	Derivative Liabilities Total
Balance at June 30, 2026	$6,913	$6,913
Change in fair value presented in the condensed consolidated statements of operations	(1,512)	(1,512)
Balance at September 30, 2026	$5,401	$5,401

	Purchase Rights	Derivative Liabilities Total
Balance at December 31, 2025	$1,006	$1,006
Change in fair value presented in the condensed consolidated statements of operations	4,395	4,395
Balance at September 30, 2026	$5,401	$5,401

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

Valuation Methodology

Baker Notes

The fair value of the Baker Notes is determined using a Monte Carlo simulation-based model and is subject to uncertainty due to the assumptions used in the model. The fair value of the Baker Notes is sensitive to these estimated inputs made by management that are used in the calculation. The Monte Carlo simulation takes into account several embedded features, factors and management inputs, including the exercise of the repurchase rights, the Company’s future revenues, meeting certain debt covenants, the maturity term of the note and dissolution. For the dissolution scenario, the cost approach, an adjusted net asset value method was used to determine the net recoverable value of the Company, including an estimate of the fair value of the Company’s intellectual property. The estimated fair value of the Company’s intellectual property was valued using a relief from royalty method which required management to make significant estimates and assumptions related to forecasts of future revenue, and the selection of the royalty (5.0%) and discount (13.9%) rates. The key unobservable inputs used in the valuation include a risk-free rate of 4.86%, a discount rate of 16.7%, a revenue weighted-average cost of capital of 11.0%, a revenue volatility of 117% on an annual basis, an event probability of 54% for the Baker Notes to be repurchased by September 2027, and a 40% likelihood of a liquidation scenario prior to repurchase.

Exchanged SSNs and Aditxt Notes

The fair value of the Exchanged SSNs and Aditxt Notes issued, as described in Note 4 – Debt, were determined by estimating the fair value of the Market Value of Invested Capital (MVIC) of the Company on a going-concern basis. This was estimated using a form of the market approach where comparable market revenue multiples were selected and applied to the Company’s forward revenue forecast to ultimately derive a MVIC indication. In addition, the Company considered a transaction in which certain of its investors sold a portion of their notes to HUB, as described in Note 4 – Debt. Because the referenced transaction was for only a portion of the Exchanged Notes, the Company did not rely on the full transaction value as a direct indicator of fair value; rather, the implied value from the transaction was weighted and used as a corroborating market price indicator in support of the MVIC and related inputs described below. An option pricing model (OPM) was then applied to value the Exchanged SSNs by allocating the estimated MVIC through the Company’s capital structure including the more senior notes payoff in a hypothetical exit event. Under the OPM, each debt or equity class is modeled as a call option with a distinct claim on the total value of the Company. The option’s exercise price is based on the Company’s total value available for each participating security holder. By constructing a series of options in which the exercise price is set at incremental levels of value, which correspond to the value necessary for each level of debt or equity to participate, the Company determined the incremental option value of each series. When multiplied by the percentage of ownership of each class participating, the result is the incremental value allocated to each class under that series. The key unobservable inputs used in the valuation include the revenue based multiple ranging from 3.10x to 3.60x, a risk-free rate of 4.52%, an equity volatility of 75%, a time to expiration of 450 days, a discount for lack of marketability of 32.5% for certain instruments, and the implied value from the 2026 SSN Purchases weighted at 5%.

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

The fair value of the SOLOSEC contingent liabilities is subject to uncertainty due to the assumptions made by management that are used in the Monte Carlo simulation-based model. These factors include the estimated future SOLOSEC net revenue, the risk-neutral revenue calculation and simulation assumptions, payment timing, and the discount rate. The key unobservable inputs used in the valuation include a risk-free rate of 5.4%, and a revenue volatility of 162%.

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

Per the Transition Services Agreement (TSA) entered into in conjunction with the SOLOSEC asset acquisition, the Company expected to purchase finished goods inventory from the seller at a pre-defined price through the earlier of November 2026 or when the Company provides 10 business days’ notice of termination. The total expected purchase was approximately $3.7 million; however, the quantities to be purchased could be negotiated if both parties agree or should the Company provide 10 business days’ notice of termination. The Company concluded that the inventory purchase commitment did not meet the definition of a derivative under ASC 815. During the nine months ended September 30, 2026, there were approximately $0.5 million in purchases under this commitment; no such purchases were made during the three months ended September 30, 2026. During the three and nine months ended September 30, 2025, there were approximately $0.4 million and $0.8 million in purchases under this commitment.

As of December 31, 2025, the Company expected to purchase up to approximately $2.1 million of finished goods during the year ending December 31, 2026 under this commitment. The Company evaluated this purchase commitment to determine whether a loss existed based on the difference between the contractual purchase price and the estimated net realizable value of the inventory expected to be purchased. Based on this assessment, the Company recorded a $0.3 million loss on purchase commitment for the amounts that the Company had submitted for purchase as of the date of filing the 2025 Annual Report, which was included in cost of goods sold in the condensed consolidated statement of operations for the year ended December 31, 2025, with a corresponding liability recorded in the other current liabilities in the condensed consolidated balance sheet as of December 31, 2025. The remaining $1.8 million of potential purchases under the TSA did not meet the definition of a firm purchase commitment as the Company had the ability to negotiate the purchase amount or terminate the TSA as discussed above. The Company provided 10 business days termination notice to the seller on March 13, 2026 effective on March 26, 2026, which released the Company’s purchase commitment for the remainder of 2026 beyond the effective date.

The TSA also required the seller to provide transitional support services until the Company fully established SOLOSEC operations; the Company was obligated to pay an immaterial amount quarterly for these services. The Company is also obligated to pay a quarterly royalty, in amounts equal to a certain percentage of the SOLOSEC net revenue from U.S. sales, beginning July 14, 2024. There are no minimum quarterly or annual royalty payment amounts. Such royalty costs were under $0.1 million in each of the three and nine months ended both September 30, 2026 and 2025. As of September 30, 2026, $0.1 million and $1.0 million for the future payments that could become due related to the SOLOSEC acquisition, including sales-based payments, one-time payment, and quarterly royalty payments, was included in contingent liabilities – current and contingent liabilities – noncurrent, respectively, in the condensed consolidated balance sheet. Such amounts were $0.1 million and $4.6 million, respectively, as of December 31, 2025.

Fleet Lease

In December 2019, the Company and Enterprise FM Trust (the Lessor) entered into a Master Equity Lease Agreement whereby the Company leases vehicles to be delivered by the Lessor from time to time with various monthly costs depending on whether the vehicles are delivered for a term of 24 or 36 months, commencing on each corresponding delivery date. The leased vehicles are for use by eligible employees of the Company’s commercial operations team. As of September 30, 2026, there were a total of 17 leased vehicles.

The Company determined that the leased vehicles are accounted for as operating leases under ASC 842, Leases (ASC 842).

Supplemental financial statement information is disclosed in the tables below:

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost (in thousands)	Classification	2026	2025	2026	2025
Operating lease expense	Research and development	$-	$1	$2	$3
Operating lease expense	Selling and marketing	33	11	106	86
Operating lease expense	General and administrative	3	2	8	8
Total		$36	$14	$116	$97

Lease Term and Discount Rate	September 30, 2026	December 31, 2025
Weighted Average Remaining Lease Term (in years)	0.79	1.45
Weighted Average Discount Rate	12%	12%

Maturity of Operating Lease Liabilities (in thousands)	September 30, 2026
Remainder of 2026 (3 months)	$30
Year ending December 31, 2027	101
Total lease payments	131
Less imputed interest	(44)
Total	$87

	Nine Months Ended September 30,
Other information (in thousands)	2026	2025
Operating cash outflows in operating leases	$95	$94
Non-cash addition to ROU assets and lease liabilities due to new leases	$-	$201

Related Party Transactions

Aditxt Notes and Warrants

The Company determined that Aditxt is a related party based on its beneficial ownership and rights associated with its Series F-1 Shares, convertible notes, and warrants. As discussed in Note 4 – Debt, on April 8, 2025 and June 26, 2025, the Company entered into two securities purchase agreements with Aditxt (the Aditxt Notes), pursuant to which the Company issued senior subordinated convertible notes in the aggregate original principal amount of $3.7 million and warrants to purchase up to 242,257,742 shares of the Company’s Common Stock. The notes bear interest at 8%, mature three years from issuance, and were issued at a discount of $650 per $1,000 of principal. Net cash proceeds to the Company were approximately $2.4 million. The warrants have an exercise price of $0.0154 per share.

Adjuvant

Because Adjuvant has significant voting power due to its increased beneficial ownership limitation, the Company evaluated the relationship between the entities and determined that Adjuvant is a related party of the Company. Except for the exchange from the Adjuvant Notes to Series G-1 Shares as described in Note 8 – Convertible and Redeemable Preferred Stock and Stockholders’ Deficit, the Adjuvant Fourth Amendment and the Adjuvant Fifth Amendment, each as described and defined in Note 4 – Debt, no other transactions occurred between the two entities in 2025 or through September 30, 2026.

Contingencies

From time to time the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. As of September 30, 2026, there were no other claims or actions pending against the Company which management believes have a probable, or a reasonably possible, probability of a significant unfavorable outcome other than the TherapeuticsMD, Inc. (TherapeuticsMD) dispute as described below.

During the nine months ended September 30, 2025, the Company settled a portion of its trade payables with vendors, which resulted in a $3.1 million reduction in trade payables and a $2.5 million reduction in accrued expenses. However, the Company may receive trade payable demand letters from other vendors that could lead to potential litigation. As of September 30, 2026, a vast majority of the Company’s trade payables were greater than 90 days past due.

On December 14, 2020, a trademark dispute captioned TherapeuticsMD, Inc. v Evofem Biosciences, Inc., was filed in the U.S. District Court for the Southern District of Florida against the Company, alleging trademark infringement of certain trademarks owned by TherapeuticsMD under federal and state law (Case No. 9:20-cv-82296). On July 18, 2022, the Company settled the lawsuit with TherapeuticsMD, with certain requirements which were required to be performed by July 2024 (the Settlement Timeline), including changing the name of PHEXXI. The Company failed to meet the terms of the settlement agreement by the Settlement Timeline. As a result, the Company is currently working with TherapeuticsMD on resolution of this issue. In September 2024, the Company filed an application for a new name – PHEXX – which was approved by the FDA in April 2025. In accordance with ASC 450, the Company has accrued the present value of the probable settlement amounts remaining payable over the next several years, which was $0.4 million as of both September 30, 2026 and December 31, 2025, as a component of contingent liabilities in the condensed consolidated balance sheets.

As of September 30, 2026, the Company has received multiple letters from purported Company stockholders demanding that the Company’s board of directors take action on behalf of the Company to remedy allegations regarding the Company’s disclosures to shareholders with respect to various alleged omissions of material information in both its preliminary proxy statement filed September 23, 2024 and definitive proxy statement filed September 8, 2025 relating to the Amended and Restated Merger Agreement with Aditxt, as amended, and demands made under Section 220 of the DGCL for books and records related to the transaction and disclosures in the proxy statement. The Company believes all such demands are without merit and the proposed merger was terminated without penalty on October 20, 2025.

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

During the first quarter of 2025, the Company’s legal counsel ascertained that no further OGIEs were granted after March 6, 2025 and the PTE had also still not been granted. The Company discontinued accruing the Rush Royalty since, based on the new information, the Company deemed it remote that the PTE would ultimately be granted. Amounts previously accrued under the Rush License Agreement were still being assessed at that time and as such, no adjustments were made. No royalty costs were recorded for the three or nine months ended September 30, 2026 or 2025.

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

Other Contractual Commitments

In November 2019, the Company entered into a supply and manufacturing agreement with a U.S. based third-party to manufacture PHEXX, in accordance with all applicable current good manufacturing practice regulations. There were no purchases under the supply and manufacturing agreement for the three months ended September 30, 2026, and approximately $1.0 million in such purchases for the nine months ended September 30, 2026. There were approximately $0.3 million and $1.1 million in purchases under the supply and manufacturing agreement for the three and nine months ended September 30, 2025, respectively.

On September 17, 2026, the Company entered into a manufacturing agreement with Zhaoke (Hong Kong) Ophthalmology Pharmaceutical Limited, a Hong Kong company organized and existing under the laws of Hong Kong and Zhaoke (Guangzhou) Ophthalmology Pharmaceutical Limited., a company organized under the laws of the People’s Republic of China (together, Zhaoke), pursuant to which Zhaoke agreed to manufacture and supply PHEXX in accordance with all applicable current good manufacturing practice regulations. Development and validation work is underway; there have been no purchases under this manufacturing agreement to date.

8. Convertible and Redeemable Preferred Stock and Stockholders’ Deficit

Warrants

In May 2022, the Company completed an underwritten public offering (the May 2022 Public Offering) which included the issuance of common warrants to purchase 362,640 shares of Common Stock at a price to the public of $93.75 and the issuance of common warrants to purchase 205,360 shares of Common Stock at a price to the public of $93.63 (the May 2022 Common Stock Warrants). The May 2022 Common Stock Warrants were exercisable beginning on May 24, 2022 and have a five-year term. Due to features in the May 2022 Common Stock Warrants, including dilution adjustments requiring strike price resets, additional warrants have been periodically issued as required in the warrant agreements. As of September 30, 2026 there were 894,194 May 2022 Common Stock Warrants outstanding with an exercise price of $0.0154.

In June 2022, as required by the First Baker Amendment, the Company issued the June 2022 Baker Warrants to purchase up to 582,886 shares of the Company’s Common Stock. The June 2022 Baker Warrants have an exercise price of $93.75 per share and a five-year term and were exercisable beginning June 28, 2022. The June 2022 Baker Warrants also contain customary 4.99% and 19.99% limitations on exercise provisions. The exercise price and number of shares issuable upon exercise of the June 2022 Baker Warrants is subject to adjustment for certain dilutive issuances, stock splits and similar recapitalization transactions. The exercise price of these warrants was $0.0154 per share as of September 30, 2026.

In February, March, April, July, August, and September 2023, pursuant to the Exchanged SSNs as discussed in Note 4 – Debt, the Company issued warrants to purchase up to 1,152,122 shares of the Company’s Common Stock at an exercise price of $2.50 per share, up to 2,615,383 shares of the Company’s Common Stock at an exercise price of $1.25 per share, and up to 22,189,349 shares of the Company’s Common Stock at an exercise price of $0.13 per share. The exercise price of these warrants was $0.0154 per share as of September 30, 2026.

As of September 30, 2026, warrants to purchase up to 263,059,729 shares of the Company’s Common Stock remain outstanding at a weighted average exercise price of $0.07 per share. In accordance with ASC 815, the warrants are classified as equity instruments as of both September 30, 2026 and December 31, 2025. During the first quarter of 2024, the Company obtained waivers from a majority of the convertible instrument holders, removing the requirement for shares to be reserved for conversion of their instruments, which will prevent the instruments from needing to be liability classified due to an insufficient number of authorized shares going forward. The Company will continue to re-evaluate the classification of its warrants at the close of each reporting period to determine the proper balance sheet classification for them. These warrants are summarized below:

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

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, par value $0.0001 per share. As of September 30, 2026, the Company had outstanding shares of Series E-1, Series F-1 and Series G-1 convertible and redeemable preferred stock, as described below.

Convertible and Redeemable Preferred Stock

Series E-1 Shares

The Company has designated 10,000 shares of Series E-1 Convertible Preferred Stock (the Series E-1 Shares), of which 3,192 shares were issued and outstanding as of September 30, 2026. The Series E-1 Shares are convertible into Common Stock at a conversion price of $0.0154 per share as of September 30, 2026, subject to adjustment, and have voting rights on an as-converted basis. The Series E-1 Shares rank senior to the Company’s Common Stock and Series F-1 Shares with respect to dividends and distributions upon liquidation. The Series E-1 Shares provide for dividends at an initial annual rate of 10%, subject to increases beginning on the 18-month anniversary of the original issuance date and additional quarterly increases thereafter. The current dividend rate is 62.75%. Dividends may be paid in Common Stock or, at the Company’s election, capitalized as additional Series E-1 Shares. The Series E-1 Shares also provide for alternative conversion rights and redemption premiums upon specified triggering events, including certain liquidation and bankruptcy events, and are classified as mezzanine equity in the condensed consolidated balance sheets.

Series F-1 Convertible Preferred Stock

The Company has designated 95,000 shares of Series F-1 Convertible Preferred Stock (the Series F-1 Shares), of which 26,280 shares were issued and outstanding as of September 30, 2026, all of which were held by Aditxt. The Series F-1 Shares are convertible into Common Stock at a conversion price of $0.0154 per share, are nonvoting and do not accrue dividends. The Series F-1 Shares rank senior to Common Stock but junior to the Series E-1 and Series G-1 Shares with respect to distributions upon liquidation. The Series F-1 Shares also provide for certain alternative conversion rights and redemption premiums upon specified triggering events and are classified as mezzanine equity in the condensed consolidated balance sheets. See Note 7 — Commitments and Contingencies for additional information regarding Aditxt as a related party.

Series G-1 Convertible Preferred Stock

The Company has designated 5,000 shares of Series G-1 Convertible Preferred Stock (the Series G-1 Shares), of which 1,624 shares were issued and outstanding as of September 30, 2026. Each Series G-1 Share has a stated value of $1,000 and is convertible into Common Stock at a conversion price of $0.0154 per share, subject to adjustment, together with any declared and unpaid dividends. The Series G-1 Shares vote together with the Common Stock on an as-converted basis and accrue dividends at a rate of 8% per annum, payable monthly in Common Stock or additional Series G-1 Shares, at the Company’s election.

Upon specified triggering events, including certain payment defaults, failures to deliver shares upon conversion, trading suspensions, bankruptcy proceedings and certain judgments against the Company, holders may exercise alternative conversion rights based on market-price formulas and applicable redemption premiums, potentially resulting in additional dilution to existing stockholders.

On March 5, 2026, the Company issued 5,844,156 shares of Common Stock upon conversion of 90 Series G-1 Shares.

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

During the three and nine months ended September 30, 2026, the Company recognized deemed dividends of approximately $0.1 million and $0.3 million, respectively, relating to the Series E-1 and Series G-1 Shares, compared with approximately $0.1 million for each of the corresponding periods in 2025.

Common Stock

As of September 30, 2026, the Company was authorized to issue 3,000,000,000 shares of Common Stock, par value $0.0001 per share, of which 132,530,081 shares were issued and outstanding

Purchase Rights

The Company has outstanding Purchase Rights issued pursuant to exchange agreements entered into with certain holders of its convertible notes, which entitle holders to receive shares of Common Stock. The Purchase Rights had an aggregate value of $24.7 million, payable in a variable number of shares of Common Stock based on the applicable exercise price, which was $0.0154 per share as of September 30, 2026, subject to adjustment under the applicable agreements. The Purchase Rights expire on June 28, 2027 and are classified as derivative liabilities, with changes in fair value recognized in the condensed consolidated statements of operations. Refer to Note 6 – Fair Value of Financial Instruments for the accounting treatment of the Purchase Rights.

On June 29, 2026 and on July 2, 2026, HUB acquired a portion of the Purchase Rights from certain original holders. The Company was not involved in the transactions and did not receive any remuneration as part of the transactions. The portion of the Purchase Rights that were sold to HUB have the same terms and maturity date as the initial Purchase Rights, and all Purchase Rights continue to qualify as derivative liabilities and will be adjusted to fair value at each reporting date.

No Purchase Rights were exercised in the three or nine months ended September 30, 2026. The Company issued 5,300,000 and 10,600,000 shares of common stock upon the exercise of certain Purchase Rights during the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, Purchase Rights to receive 1,505,819,328 shares of the Company’s Common Stock remained outstanding.

Common Stock Reserved for Future Issuance

As of September 30, 2026, the Company had reserved the following shares of Common Stock for future issuance:

Common Stock issuable upon the exercise of stock options outstanding	3,270
Common Stock issuable upon the exercise of Common Stock warrants	8,220,852
Common Stock available for future issuance under the 2019 ESPP	509
Common Stock available for future issuance under the Inducement Plan	609
Common Stock available for future issuance under the 2025 Plan	55,067,437
Common Stock reserved for the exercise of purchase rights	1,383,445,243
Common Stock reserved for the conversion of convertible notes	882,057,902
Common Stock reserved for the conversion of series E-1 preferred stock	57,583,232
Common Stock reserved for the conversion of series G-1 preferred stock	105,465,290
Total Common Stock reserved for future issuance(1)	2,491,844,344

(1)	The shares reserved for future issuance reflect the Company’s contractual share reservation obligations under the applicable agreements and equity incentive plans. These amounts differ from the potentially dilutive shares disclosed Note 2 – Summary of Significant Accounting Policies which reflect the common-equivalent shares underlying outstanding instruments for purposes of the Company’s earnings-per-share calculations.

9. Stock-based Compensation

Equity Incentive Plans

No equity awards were issued in either period presented. The following table summarizes stock-based compensation expense related to stock options granted to employees, non-employee directors and consultants included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$-	$-	$-	$1
Selling and marketing	-	2	1	7
General and administrative	-	21	14	116
Total	$-	$23	$15	$124

Stock Options

There were no stock options granted during the three months or nine months ended September 30, 2026 or 2025. As of September 30, 2026, there was no unrecognized stock-based compensation expense for employee stock options.

10. Subsequent Events

The Company’s management has evaluated subsequent events after the unaudited consolidated balance sheet dated as of September 30, 2026, through the date of filing of this Quarterly Report. Based upon the evaluation, management has determined that, other than as disclosed herein, no subsequent events have occurred that would require recognition in the accompanying condensed consolidated financial statements or disclosure in the notes thereto.

Fifth Amendment of Adjuvant Notes

On October 9, 2026, the Company and the Adjuvant Purchasers entered into a fifth amendment to the Adjuvant Purchase Agreement (the Adjuvant Fifth Amendment). The Adjuvant Fifth Amendment amends certain provisions including updating the date that the Adjuvant Notes will be payable in full to the earlier of (a) December 1, 2026, (b) at the election of Adjuvant, the date of a consummation of a Change of Control (as defined in the Adjuvant Purchase Agreement), and (c) the date of any acceleration of the Adjuvant Notes in accordance with Section 8 (the maturity date, as per the Adjuvant Purchase Agreement). The Adjuvant Notes may not be prepaid prior to December 1, 2026 without prior written consent of the Adjuvant Purchasers.

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

Approved by the FDA on May 22, 2020, PHEXX is the first and only non-hormonal prescription contraceptive gel. It is locally acting, with no systemic activity, and used on-demand by women only when they have sex. Because PHEXX is a non-hormonal contraceptive, it is not associated with side effects of exogenous hormone use. In some women, these side effects may include depression, weight gain, headaches, loss of libido, mood swings and irritability. Taking hormones may not be right for some women, especially those with certain medical conditions, including clotting disorders hormone-sensitive cancer, diabetes, or a BMI over 30, or those who are breast feeding or who smoke. Per the National Center for Health Statistics (NCHS), more than 15.9 million women in the U.S. will not use a hormonal contraceptive.2

Evofem delivered PHEXX net sales growth in each consecutive year since it was launched in September 2020 through December 2025. Key growth drivers include social media campaigns, participation in strategic medical conferences, and initiatives to expand use of PHEXX in women who take oral birth control pills in conjunction with GLP-1 prescription medications like Mounjaro and Zepbound for weight loss. These drugs may make oral birth control pills less effective at certain points in the dosing schedule. Per the products’ USPIs, prescribers are instructed to “advise patients using oral contraceptives to switch to a non-oral contraceptive method or add a barrier method” to prevent unintended pregnancy during these times.

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

On April 24, 2026, we entered into an exclusive distributorship agreement with Clovis Davis Pharmaceuticals, LLC., a Delaware Limited Liability Company (Clovis Davis), to commercialize SOLOSEC in Sub-Saharan Africa (the Territory) for a period of five years commencing on April 24, 2026. Under the distributorship agreement, Clovis Davis will lead the distribution, promotion, marketing, and sales of SOLOSEC within the Territory. Local regulatory filings for approval of SOLOSEC will be based on Evofem’s registration dossier submitted and approved by the FDA. Regulatory work is underway for SOLOSEC in Uganda, the first planned market under this agreement.

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

PHEXX as a Contraceptive; Commercial Strategies

In September 2020, we commercially launched PHEXX in the United States. Our sales force promotes PHEXX directly to obstetrician/gynecologists (OB/GYNs) and their affiliated health professionals, who collectively write the majority of prescriptions for contraceptive products. Our sales force comprises regional sales representatives, sales managers, business directors, and a Vice President of Commercial Operations. Additionally, we offer women direct access to PHEXX via a telehealth platform. Using this platform, women can directly meet with an HCP to determine their eligibility for a PHEXX prescription and, if eligible, have the prescription written by the HCP, then filled and mailed directly to them by a third-party pharmacy.

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

We also participate in government programs, including the 340B and the Medicaid Drug Rebate Program. As a result of our participation in the Medicaid National Drug Rebate Program, the U.S. Medicaid population gained access to PHEXX on January 1, 2021. As of June 2026, Medicaid provides health coverage to approximately 66.0 million members; nearly two-thirds of adult women enrolled in Medicaid are in their reproductive years (19-44). Additionally, we began participating in a 340B Group Purchasing Organization (GPO) that serves safety-net clinics throughout the U.S. in June 2024. This GPO has over 6,500 members, which expands our reach among safety-net providers.

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

SOLOSEC

In July 2024, we expanded our commercial portfolio by acquiring global rights to SOLOSEC® (secnidazole) 2 g oral granules, a single-dose oral antimicrobial agent that provides a complete course of therapy with just one dose for the treatment of two common sexual health infections. SOLOSEC is FDA-approved for the treatment of:

1)	Bacterial vaginosis (BV), a common vaginal infection, in females 12 years of age and older, and
2)	Trichomonas vaginalis (Trich), a common sexually transmitted infection (STI), in people 12 years of age and older.

SOLOSEC has the same call point as PHEXX, enabling us to leverage our commercial infrastructure and strong physician relationships. We re-launched the brand in November 2024.

Bacterial Vaginosis

Bacterial vaginosis (BV) affects an estimated 21 million women in the U.S., approximately 29% of the U.S. population, making it the most common vaginal condition in women ages 15-44. It results from an overgrowth of bacteria, which upsets the balance of the natural vaginal microbiome and can lead to symptoms including odor and discharge. Of interest, BV raises the pH of the vagina, making it a more friendly environment for Trich and other STIs; approximately 20% of BV patients also have Trich.

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

Trichomoniasis

Trichomoniasis (Trich) is the most common non-viral STI in the world. It is caused by a parasite called Trichomonas vaginalis and affects both women and men. All sexual partners of an infected person must be treated to prevent reinfection with the parasite. In 2018, there were an estimated 6.9 million new T. vaginalis infections in the U.S. According to the CDC, the U.S. prevalence of T. vaginalis is 2.1% among females and 0.5% among males, with the highest rates among Black females (9.6%) and Black males (3.6%). A study of STD clinic attendees in Birmingham, Alabama, identified a prevalence of 27% among women and 9.8% among men. Approximately 70% of women with Trich are also infected with the bacteria that cause BV.

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

Financial Operations Overview

Net Product Sales

Our revenue recognition is based on unit shipments to our customers, which consist of wholesale distributors, retail pharmacies, telehealth companies, mail-order specialty pharmacies, five sites participating in the Phase 4 NIH-funded clinical trial, and, in the UAE, our licensee, Pharma 1. We have recognized net product sales in the U.S. since the commercial launch of PHEXX in September 2020; SOLOSEC net product sales were added to our revenue beginning in July 2024. Gross revenues, as discussed in Note 3 - Revenue, are adjusted for variable consideration, including our patient support programs.

Cost of Goods Sold

Inventory costs include all purchased materials, direct labor, and manufacturing overhead. We are obligated to pay quarterly royalties under the SOLOSEC Asset Purchase Agreement dated July 14, 2024; this royalty is based on a percentage of SOLOSEC net sales in the U.S., adjusted for co-pay program costs and is part of the contingent liabilities recorded on the condensed consolidated balance sheet. There are no minimum quarterly or annual royalty amounts. Such royalty costs were immaterial and $0.1 million for the three and nine months ended September 30, 2026, respectively, and were immaterial and $0.1 million for the three and nine months ended September 30, 2025, respectively.

Operating Expenses

Research and Development Expenses

Our research and development expenses primarily consist of costs associated with ongoing improvements related to our products. These expenses include:

●	ongoing improvements of manufacturing and analytical efficiency;
●	ongoing product characterization and process optimization;
●	alternative raw material evaluation to secure an uninterrupted supply chain and reduce cost of goods sold;
●	employee-related expenses, including salaries, benefits, travel and noncash stock-based compensation expense; and
●	facilities, depreciation, and other allocated expenses, which include direct and allocated expenses for rent, depreciation of equipment, and research and other supplies.

We expense internal and third-party research and development expenses as incurred. We do not anticipate significant investment in clinical development for the foreseeable future.

During the nine months ended September 30, 2025, the Company negotiated a portion of its trade payables with numerous vendors, which resulted in a $5.6 million one-time reduction in research and development expenses.

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

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries, benefits, travel, business development expenses, investor and public relations expenses, noncash stock-based compensation, and other related costs for our employees. Other general and administrative expenses include facility-related costs not otherwise included in research and development or selling and marketing, and professional fees for accounting, auditing, tax and legal fees, and other costs associated with obtaining and maintaining our patent portfolio.

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

Results of Operations

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025 (in thousands):

Net Product Sales

	Three Months Ended September 30,		2026 vs. 2025
	2026	2025	$ Change	% Change

Product sales, net	$4,628	$4,952	$(324)	(7)%

The decrease in product sales, net, primarily reflects a decrease in PHEXX units sold as wholesalers have continued to sell through inventory purchased in December 2025, ahead of the January 2026 price increase in the current year. The ongoing absence of funding for marketing and a reduction in filled sales territories in the current quarter also contributed. This was partially offset by an increase in SOLOSEC units sold as well as the increase in WAC and improved gross-to-net realization for both products in the 2026 period.

Cost of Goods Sold

	Three Months Ended September 30,		2026 vs. 2025
	2026	2025	$ Change	% Change

Cost of goods sold	$750	$905	$(155)	(17)%

The decrease in cost of goods sold was primarily due to the decrease in product sales, net.

Gain on Change in Accounting Estimates on Contingent Royalty Liability

	Three Months Ended September 30,		2026 vs. 2025
	2026	2025	$ Change	% Change

Gain on change in accounting estimates on contingent royalty liability	$-	$(1,933)	$1,933	100%

The $1.9 million one-time gain on change in accounting estimates on contingent royalty liability in the prior year period was due to the reversal of previously accrued but unpaid amounts related to the Rush Royalty as a result of the additional information obtained during the three months ended September 30, 2025, including clarification by the FDA that no PTE should be granted. See Note 7 – Commitments and Contingencies for more information regarding this reversal.

Amortization of Intangible Asset

	Three Months Ended September 30,		2026 vs. 2025
	2026	2025	$ Change	% Change

Amortization of intangible asset	$15	$80	$(65)	(81)%

The decrease in amortization of intangible asset primarily reflects the decrease in value of the SOLOSEC intangible asset based on the quarterly valuations of the related contingent liabilities. As the asset value decreases, the quarterly amortization also decreases.

Research and Development Expenses

	Three Months Ended September 30,		2026 vs. 2025
	2026	2025	$ Change	% Change

Research and development, net	$341	$470	$(129)	(27)%

The decrease in research and development expenses was primarily due to $0.1 million in outside services related to lower consulting costs.

Selling and Marketing Expenses

	Three Months Ended September 30,		2026 vs. 2025
	2026	2025	$ Change	% Change

Selling and marketing	$1,534	$2,391	$(857)	(36)%

The decrease in selling and marketing expenses was primarily due to a $0.6 million decrease in business development costs due in part to the reversal of $0.3 million in accounts payable settlements as well as reduced spending and a $0.3 million decrease in personnel costs stemming from the decision not to fill two currently open sales territories.

General and Administrative Expenses

	Three Months Ended September 30,		2026 vs. 2025
	2026	2025	$ Change	% Change

General and administrative	$1,248	$2,088	$(840)	(40)%

The decrease in general and administrative expenses was primarily due to a $0.4 million decrease in personnel costs, a $0.3 million decrease in outside services and professional costs, primarily related to a decrease in expenses related to audit, legal, and consulting fees, as well as a $0.1 million reduction in insurance premiums.

Total Other Income (Expense), Net

	Three Months Ended September 30,		2026 vs. 2025
	2026	2025	$ Change	% Change

Total other income (expense), net	$264	$(2,524)	$2,788	110%

Total other income, net, for the three months ended September 30, 2026 primarily included a gain of $1.5 million related to the change in fair value of financial instruments, partially offset by a loss of $0.4 million related to the partial extinguishment and reissuance of the of the Exchanged SSNs acquired by HUB and $0.8 million of interest expense, primarily related to the Adjuvant Note.

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

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025 (in thousands):

Net Product Sales

	Nine Months Ended September 30,		2026 vs. 2025
	2026	2025	$ Change	% Change

Product sales, net	$8,160	$10,622	$(2,462)	(23)%

The decrease in product sales, net, primarily reflects a decrease in PHEXX units sold, as previously discussed, and the temporary and now-resolved exclusion of PHEXX from certain state Medicaid and public health programs while transitioning to the new NDC number, partially offset by an increase in SOLOSEC units sold, the increase in WAC, and improved gross-to-net realization for both products.

Cost of Goods Sold

	Nine Months Ended September 30,		2026 vs. 2025
	2026	2025	$ Change	% Change

Cost of goods sold	$1,671	$2,025	$(354)	(17)%

The decrease in cost of goods sold was primarily due to the decrease in product sales, net, partially offset by a write-off in the current period of $0.3 million of excess SOLOSEC inventory.

Gain on Change in Accounting Estimates on Contingent Royalty Liability

	Nine Months Ended September 30,		2026 vs. 2025
	2026	2025	$ Change	% Change

Gain on change in accounting estimates on contingent royalty liability	$-	$(1,933)	$1,933	100%

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

Amortization of Intangible Asset

	Nine Months Ended September 30,		2026 vs. 2025
	2026	2025	$ Change	% Change

Amortization of intangible asset	$104	$410	$(306)	(75)%

The decrease in amortization of intangible asset primarily reflects the decrease in value of the SOLOSEC intangible asset based on the quarterly valuations of the related contingent liabilities. As the asset value decreases, the quarterly amortization also decreases.

Research and Development Expenses

	Nine Months Ended September 30,		2026 vs. 2025
	2026	2025	$ Change	% Change

Research and development, net	$1,553	$(3,819)	$5,372	141%

During the nine months ended September 30, 2025, the Company settled a portion of its trade payables with numerous vendors, which resulted in a one-time $5.6 million reduction in research and development expenses; such settlement did not recur in the current period. There was also a decrease of facilities and outside services of $0.6 million, partially offset by an increase to personnel costs of $0.3 million due to hiring in-house instead of using more expensive consulting services.

Selling and Marketing Expenses

	Nine Months Ended September 30,		2026 vs. 2025
	2026	2025	$ Change	% Change

Selling and marketing	$5,702	$7,616	$(1,914)	(25)%

The decrease in selling and marketing expenses was primarily due to a $1.1 million decrease in business development and distribution costs related to the termination of a commercial rebate program to better align resources with core business priorities and the previously mentioned accounts payables settlements, a $0.6 million decrease in personnel costs, and a $0.2 million decrease related to travel and other expense.

General and Administrative Expenses

	Nine Months Ended September 30,		2026 vs. 2025
	2026	2025	$ Change	% Change

General and administrative	$5,448	$6,296	$(848)	(13)%

The decrease in general and administrative expenses was primarily related to a $0.3 million decrease in outside services and other professional services, a $0.4 million decrease in personnel costs, and a $0.1 million decrease in facilities costs.

Total Other Income (Expense), Net

	Nine Months Ended September 30,		2026 vs. 2025
	2026	2025	$ Change	% Change

Total other income (expense), net	$(9,180)	$(2,421)	$(6,759)	279%

Total other expense, net, for the nine months ended September 30, 2026 primarily included a loss of $4.4 million related to the change in fair value of financial instruments, a loss of $2.6 million related to the partial extinguishment and reissuance of the of the Exchanged SSNs acquired by HUB, and $2.2 million of interest expense, primarily related to the Adjuvant Note.

Total other expense, net, for the nine months ended September 30, 2025 primarily included a $1.9 million interest expense related to the Adjuvant Note and a loss on the change in fair value of financial instruments of $0.5 million, including a gain related to the purchase rights of $0.2 million and a loss related to the Baker Notes of $0.7 million. Historically the changes in fair value related to the Baker Notes have been recorded in the condensed consolidated statements of comprehensive operations as the changes were determined to be related to changes in the Company’s credit risk. However, in the nine months ended September 30, 2025, the primary driver for the increase in the fair value of the Baker Notes is related to the Company not retiring the notes by September 8, 2025, which caused the total amount legally payable to repurchase the notes to increase by approximately $2.8 million.

Liquidity and Capital Resources

Overview

As of September 30, 2026, we had a working capital deficit of $78.8 million and an accumulated deficit of $913.2 million. We have financed our operations to date primarily through the issuance of preferred stock, Common Stock, warrants and convertible and term notes; cash received from private placement transactions; and, to a lesser extent, product sales. As of September 30, 2026, we had approximately $0.3 million comprised entirely of restricted cash and cash equivalents available for use as prescribed in the Adjuvant Notes (as defined in Note 4 - Debt). Our restricted cash and cash equivalents include amounts held in checking accounts. Management believes that the Company’s cash and cash equivalents as of September 30, 2026 are insufficient to fund operations for at least the next 12 months from the date on which this Quarterly Report on Form 10-Q is filed with the SEC.

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

As of September 30, 2026 the Company’s significant commitments include the Baker Notes, Adjuvant Notes, SSNs, and Aditxt Notes as described in Note 4 - Debt and the potential settlement amount with TherapeuticsMD as described in Note 7 - Commitments and Contingencies. The purpose of these commitments is to further the commercialization of PHEXX and SOLOSEC. Management’s plans to meet the Company’s cash flow needs in the next 12 months include generating revenue from the sale of PHEXX and SOLOSEC, further restructuring of the Company’s current payables, and obtaining additional funding through means such as the issuance of its capital stock, non-dilutive or dilutive financings, or through collaborations or partnerships with other companies, including license agreements for PHEXX and/or SOLOSEC in the U.S. or foreign markets, or other potential business combinations.

In addition, the Company faces significant near-term debt maturities, including approximately $34.6 million outstanding under the Adjuvant Notes and approximately $9.7 million outstanding under the Exchanged Senior Subordinated Notes as of September 30, 2026. On October 9, 2026, the Company entered into the Adjuvant Fifth Amendment, which extended the maturity date of the Adjuvant Notes to December 1, 2026, subject to earlier maturity upon certain specified events. The Exchanged Senior Subordinated Notes are also scheduled to mature on December 1, 2026. The Company’s existing liquidity is insufficient to satisfy these obligations at maturity, and the Company will need to obtain additional financing, negotiate further extensions or restructurings, or pursue other alternatives. There can be no assurance that the Company will be successful in doing so, and failure to satisfy or restructure these obligations could result in defaults, enforcement actions and other material adverse consequences to the Company’s financial condition and ability to continue as a going concern.

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

The opinion of our independent registered public accounting firm on our audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024 contained an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Future reports on our consolidated financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. Our unaudited condensed consolidated financial statements as of September 30, 2026 and December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025 included in this Quarterly Report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue our operations.

Summary Statement of Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,		2026 vs. 2025
	2026	2025	$ Change	% Change
Net restricted cash and cash equivalents used in operating activities	$(625)	$(2,023)	$1,398	(69)%
Net restricted cash and cash equivalents used in investing activities	(2)	(59)	57	(97)%
Net restricted cash and cash equivalents provided by financing activities	366	2,181	(1,815)	(83)%
Net change in restricted cash and cash equivalents	$(261)	$99	$(360)	(364)%

Cash Flows from Operating Activities. During the nine months ended September 30, 2026, the net loss of $15.5 million was partially offset by $9.3 million net adjustments to reconcile net loss to net restricted cash and cash equivalents used in operating activities was the primary source of the cash used. Also contributing to the net restricted cash and cash equivalents used in operating activities were the decreases in accounts payable of $2.3 million, accrued expenses and other liabilities of $0.3 million, accrued compensation of $0.6 million, and contingent liabilities of $0.2 million as well as the increase in inventory of $0.1 million, partially offset by a decrease in trade accounts receivable of $8.8 million and prepaid and other assets of $0.3 million.

During the nine months ended September 30, 2025, the primary use of net restricted cash and cash equivalents in operating activities was driven by net loss of $2.4 million plus net adjustments to reconcile net loss to net restricted cash and cash equivalents used in operating activities of $4.4 million. The increase in cash used in operating activities was also driven by the payment of trade payables of $1.4 million, contingent liabilities of $0.5 million, and the purchase of inventory of $0.3 million. The use of restricted cash and cash equivalents in operating activities was partially offset by the collection of $5.4 million of accounts receivable and an increase in accrued expenses and other liabilities of $1.0 million and a decrease in prepaid expenses of $0.5 million.

Cash Flows from Investing Activities. During the nine months ended September 30, 2026, the primary use of net restricted cash and cash equivalents was the purchase of computer equipment. During the nine months ended September 30, 2025, the primary use of net restricted cash and cash equivalents was the payment of legal and accounting fees related to the acquisition of SOLOSEC which had previously been recorded as accounts payable.

Cash Flows from Financing Activities. During the nine months ended September 30, 2026, the primary source of net restricted cash and cash equivalents was the $0.7 million received related to the July 2026 HUB Note and the financing agreement with First Insurance Funding for total net proceeds to the Company of $0.4 million. These proceeds were partially offset by the payment of short-term debt and Notes – carried at fair value of $0.7 million. During the nine months ended September 30, 2025, the primary source of net restricted cash and cash equivalents was related to the Aditxt Notes and the financing agreement with First Insurance Funding for total net proceeds to the Company of approximately $2.8 million, partially offset by the payment of short-term debt and quarterly cash payments due under the Fourth Baker Amendment of $0.6 million.

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

Contractual Obligations and Commitments

Operating Leases

Operating lease right-of-use assets and lease liabilities were $0.1 million each on September 30, 2026 and were $0.2 million each on December 31, 2025. See Note 7- Commitments and Contingencies for more detailed discussions on leases and financial statements information under ASC 842, Leases.

Other Contractual Commitments

As described in Note 7 - Commitments and Contingencies, in November 2019, the Company entered into a supply and manufacturing agreement with a third-party to manufacture PHEXX, with potential to manufacture other product candidates, in accordance with all applicable current good manufacturing practice regulations. There were no purchases under the supply and manufacturing agreement for the three months ended September 30, 2026 and $1.0 million in such purchases for the nine months ended September 30, 2026. There were $0.3 million and $1.1 million in purchases under the supply and manufacturing agreement for the three and nine months ended September 30, 2025, respectively.

Also as described in Note 7 - Commitments and Contingencies, on September 17, 2026, the Company entered into a manufacturing agreement with Zhaoke (Hong Kong) Ophthalmology Pharmaceutical Limited, a Hong Kong company organized and existing under the laws of Hong Kong and Zhaoke (Guangzhou) Ophthalmology Pharmaceutical Limited., a company organized under the laws of the People’s Republic of China (together, Zhaoke), pursuant to which Zhaoke agreed to manufacture and supply PHEXX in accordance with all applicable current good manufacturing practice regulations. Development and validation work is underway; there have been no purchases under this manufacturing agreement to date.

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

As described in Note 7 - Commitments and Contingencies, as of July 14, 2024, the Company is obligated to pay a quarterly royalty in amounts equal to a certain percentage of the SOLOSEC U.S. net revenue. There are no minimum quarterly or annual royalty payment amounts. Such royalty costs were less than $0.1 million for the three and nine months ended September 30, 2026, respectively, and no milestones triggering payment of any contingent liabilities were attained. Such royalty costs were immaterial and $0.1 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, $0.1 million and $1.0 million related to the estimated fair value of the future payments related to the SOLOSEC acquisition, including sales-based payments, one-time payment, and quarterly royalty payments, was included in contingent liabilities – current and contingent liabilities – noncurrent, respectively, in the condensed consolidated balance sheet. Such amounts were $0.1 million and $4.6 million, respectively, as of December 31, 2025.

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

Notwithstanding the conclusion by our CEO and CFO that our Disclosure Controls as of September 30, 2026 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described more fully under Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, management believes that the interim condensed consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows as of the date presented, and for the periods ended on such dates, in conformity with GAAP.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

As of the filing date, the Company does not have any defaults on any Senior Securities which have not already been disclosed in a Current Report on Form 8-K.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	None.

(b)	None.

(c)	Rule 10b5-1 Trading Plans

During the three months ended September 30, 2026, none of our directors or officers entered into, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that were intended to satisfy the affirmative defense conditions of Rule 10b5-1, in each case as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index.

EXHIBIT INDEX

Exhibit			Filed	Incorporated by Reference
No.		Exhibit Title	Herewith	Form	File No.	Date Filed
10.1		Fourth Amendment to Adjuvant Securities Purchase Agreement dated as of April 10, 2026		8-K	001-36754	4/16/2026
10.2		Exclusive Distributorship Agreement dated as of April 24, 2026		8-K	001-36754	4/30/2026
10.3		Promissory Note dated July 8, 2026		8-K	001-36754	7/14/2026
10.4		Manufacturing Agreement by and between the Company and Zhaoke (Hong Kong) Ophthalmology Pharmaceutical Limited and Zhaoke (Guangzhou) Ophthalmology Pharmaceutical Limited dated September 17, 2026		8-K	001-36754	9/23/2026
10.5		Fifth Amendment to Adjuvant Securities Purchase Agreement dated as of October 9, 2026		8-K	001-36754	10/15/2026
31.1		Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	†	Inline XBRL Instance Document	X
101.SCH	†	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	†	Inline XBRL Definition Linkbase Document	X
101.LAB	†	Inline XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104		Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

*	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation by reference language in such filing.
†	The financial information of Evofem Biosciences, Inc. on Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 filed on November 13, 2026 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Operations, (iv) the Condensed Consolidated Statements of Convertible and Redeemable Preferred Stock and Stockholders’ Deficit, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVOFEM BIOSCIENCES, INC.

Date: November 13, 2026	By:	/s/ Ivy Zhang
Ivy Zhang
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

